Form 10-Q
period 1994-03-31
UNITED BANKSHARES INC/WV
filed 1994-05-12
CIK 729986

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      __________________________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1994

                        Commission File Number: 0-13322



                            United Bankshares, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)


       West Virginia                                           55-0641179
       -------------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   300 United Center
   500 Virginia Street, East
   Charleston, West Virginia                                          25301
   -------------------------                                          -----
(Address of Principal Executive Offices)                             Zip Code


Registrant's Telephone Number,
  including Area Code:                                            (304) 424-8761
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X     No
                                               ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class-- Common Stock,$2.50 Par Value; 11,954,498 shares outstanding as of April 30, 1994.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                  FORM 10-Q


                              TABLE OF CONTENTS
                                                            Page
                                                            ----

PART I.  FINANCIAL INFORMATION
- - ------------------------------


Item 1. Financial Statements
- - -----------------------------------------------------------------


     Consolidated Balance Sheets (Unaudited)
     March 31, 1994 and December 31, 1993 ..................... 6

     Consolidated Statements of Income (Unaudited)
     for the Three Months Ended March 31, 1994 and 1993 ........7

     Consolidated Statement of Changes in Shareholders'
     Equity (Unaudited) for the Three Months Ended
     March 31, 1994 ............................................8

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Three Months Ended March 31, 1994 and 1993 ....... 9

     Notes to Consolidated Financial Statements ...............10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Information required by Item 303 of Regulation S-K.............15


PART II.  OTHER INFORMATION
- - ---------------------------



Item 1. Legal Proceedings..........................Not Applicable
- - -------------------------



Item 2. Changes in Securities......................Not Applicable
- - -----------------------------



Item 3. Defaults Upon Senior Securities ...........Not Applicable
- - ---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                         TABLE OF CONTENTS--Continued



Item 4.  Submission of Matters to a
         Vote of Security Holders .................Not Applicable

_________________________________________________________________

Item 5.  Other Information ........................Not Applicable
_________________________________________________________________

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________________________________

     (a)  Exhibits required by Item 601 of
          Regulation S-K ..........................Not Applicable



     (b) Reports on Form 8-K - On April 11, 1994, a Form 8-K was filed to announce a common stock repurchase program.



     (c)  Exhibit 11 - Computation of Earnings Per Share.......25

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNITED BANKSHARES, INC.
                                     -----------------------
                                           (Registrant)



Date    May 12, 1994                  /s/ Richard M. Adams
     --------------------            ---------------------------
                                     Richard M. Adams, Chairman of
                                     the Board and Chief Executive
                                     Officer


Date    May 12, 1994                 /s/ Steven E. Wilson
    --------------------            ---------------------------
                                    Steven E. Wilson, Executive
                                    Vice President, Treasurer and
                                    Chief Financial Officer

                                    PART I

                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 1994 and December 31, 1993, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 1994 and 1993, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 1994, and the related condensed consolidated statements of cash flows for the three months ended March 31, 1994 and 1993, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                             March 31                   December 31
                                                                               1994                         1993
                                                                          --------------               --------------
ASSETS
  Cash and due from banks                                                 $   69,721,000               $   60,750,000
  Federal funds sold                                                          24,500,000
  Interest-bearing deposits with other banks                                     100,000                      100,000
  Securities purchased under agreements to resell                             20,000,000
                                                                          --------------               -------------
     Total cash and cash equivalents                                         114,321,000                   60,850,000

  Securities available for sale (at market)                                  162,478,000
  Investment securities (market value--$ 245,233,000 at
      March 31, 1994, and $ 438,223,000 at December 31, 1993)                244,983,000                  430,427,000
  Loans
    Commercial, financial, and agricultural                                  213,174,000                  218,559,000
    Real Estate:
         Single family residential                                           454,576,000                  442,855,000
         Commercial                                                          281,697,000                  267,936,000
         Construction                                                         12,826,000                   12,687,000
         Other                                                                15,274,000                   15,331,000
    Installment                                                              229,859,000                  229,847,000
                                                                          --------------               --------------
                                                                           1,207,406,000                1,187,215,000
  Less: Unearned income                                                       (6,167,000)                  (6,428,000)
        Allowance for loan losses                                            (19,286,000)                 (19,015,000)
                                                                          --------------               --------------
  Net loans                                                                1,181,953,000                1,161,772,000
  Bank premises and equipment                                                 32,079,000                   31,113,000
  Interest receivable                                                         10,487,000                   10,542,000
  Other assets                                                                25,664,000                   25,480,000
                                                                          --------------               --------------
                     TOTAL ASSETS                                         $1,771,965,000               $1,720,184,000
                                                                          ==============               ==============


LIABILITIES
   Domestic deposits
    Noninterest-bearing                                                   $  230,478,000               $  229,131,000
    Interest-bearing                                                       1,204,773,000                1,201,398,000
                                                                          --------------               --------------
                     TOTAL DEPOSITS                                        1,435,251,000                1,430,529,000
  Short-term borrowings
   Federal funds purchased                                                     4,537,000                    5,339,000
   Securities sold under agreements to repurchase                            103,486,000                   67,271,000
  Long-term borrowings                                                        37,203,000                   32,203,000
  Accrued expenses and other liabilities                                      16,920,000                   13,870,000
                                                                          --------------               --------------
                     TOTAL LIABILITIES                                     1,597,397,000                1,549,212,000

SHAREHOLDERS' EQUITY
  Common stock, $2.50 par value;
      Authorized--20,000,000 shares; issued and outstanding--
      11,954,498 at March 31, 1994, and at December 31, 1993,
      including 15,170 and 27,720 shares in treasury at March 31,
      1994, and at December 31, 1993, respectively                            29,886,000                   29,886,000
  Surplus                                                                     32,539,000                   32,616,000
  Retained earnings                                                          112,019,000                  109,020,000
  Net unrealized gain on securities available for sale                           425,000
  Treasury stock                                                                (301,000)                    (550,000)
                                                                          --------------               --------------
                     TOTAL SHAREHOLDERS' EQUITY                              174,568,000                  170,972,000
                                                                          --------------               --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,771,965,000               $1,720,184,000
                                                                          ==============               ==============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                 ------------------------
                                                                                    1994         1993
                                                                                 -----------   ----------
INTEREST INCOME
  Interest and fees on loans                                                     $22,750,000  $22,815,000
  Interest on federal funds sold                                                      65,000      299,000
  Interest and dividends on securities:
    Taxable                                                                        4,795,000    4,668,000
    Exempt from federal taxes                                                        892,000    1,203,000
  Other interest income                                                               31,000       31,000
                                                                                 -----------   ----------
                       TOTAL INTEREST INCOME                                      28,533,000   29,016,000
                                                                                 -----------   ----------
INTEREST EXPENSE
  Interest on deposits                                                             9,432,000   10,544,000
  Interest on short-term borrowings                                                  515,000      544,000
  Interest on long-term borrowings                                                   437,000      428,000
                                                                                 -----------   ----------
                      TOTAL INTEREST EXPENSE                                      10,384,000   11,516,000
                                                                                 -----------   ----------
                       NET INTEREST INCOME                                        18,149,000   17,500,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                   450,000    2,120,000
                                                                                 -----------   ----------
       NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                                          17,699,000   15,380,000
                                                                                 -----------   ----------
OTHER INCOME
  Trust department income                                                            823,000      683,000
  Other charges, commissions, and fees                                             2,074,000    1,901,000
  Other income                                                                       216,000      256,000
  Investment securities gains                                                        107,000      142,000
                                                                                 -----------   ----------
                       TOTAL OTHER INCOME                                          3,220,000    2,982,000
                                                                                 -----------   ----------
OTHER EXPENSES
  Salaries and employee benefits                                                   5,591,000    5,741,000
  Net occupancy expense                                                            1,108,000    1,150,000
  Other expense                                                                    4,968,000    5,808,000
                                                                                 -----------   ----------
                        TOTAL OTHER EXPENSES                                      11,667,000   12,699,000
                                                                                 -----------   ----------
       INCOME BEFORE INCOME TAXES AND CUMULATIVE
          EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES                          9,252,000    5,663,000

INCOME TAXES                                                                       3,158,000    1,765,000
                                                                                 -----------   ----------
       INCOME BEFORE CUMULATIVE EFFECT OF
            ACCOUNTING CHANGE                                                      6,094,000    3,898,000

CUMULATIVE EFFECT AS OF JANUARY 1, 1993 OF CHANGE
    IN METHOD OF ACCOUNTING FOR INCOME TAXES                                                    1,329,000
                                                                                 -----------   ----------
NET INCOME                                                                       $ 6,094,000  $ 5,227,000
                                                                                 ===========   ==========
Earnings per common share:
Income before cumulative effect of accounting change                                   $0.51        $0.33
Cumulative effect of accounting change                                                              $0.11
Net income                                                                             $0.51        $0.44

Average outstanding shares                                                        11,929,809   11,924,017

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                 Three Months Ended March 31, 1994
                                ---------------------------------------------------------------------------------------------------
                                     Common Stock                                      Net Unrealized
                                ------------------------                                  Gain on                        Total
                                                 Par                      Retained   Securities Available   Treasury  Shareholders'
                                  Shares        Value        Surplus      Earnings        for Sale            Stock      Equity
                                ----------   -----------   -----------  ------------ --------------------   ---------- ------------
Balance at January 1, 1994      11,954,498   $29,886,000   $32,616,000  $109,020,000             $0         ($550,000) $170,972,000
Change in accounting method
  for securities                                                                          1,284,000                       1,284,000

Net income                                                                 6,094,000                                      6,094,000
Cash dividends ($.26 per share)                                           (3,095,000)                                    (3,095,000)

Net change in unrealized gain on
  securities available for sale                                                            (859,000)                       (859,000)

Common stock options exercised                                 (77,000)                                       249,000       172,000
                                ----------   -----------   -----------  ------------       --------         ----------  ------------

Balance at March 31, 1994       11,954,498   $29,886,000   $32,539,000  $112,019,000       $425,000         ($301,000)  $174,568,000
                                ==========   ===========   ===========  ============       ========          =========  ============


See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                  Three Months Ended
                                                                       March 31
                                                            --------------------------------
                                                                1994               1993
                                                            -------------      -------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                         $9,990,000       $ 11,615,000

INVESTING ACTIVITIES
  Proceeds from sales of securities                              238,000            289,000
  Proceeds from maturities and calls of securities            40,169,000         60,445,000
  Purchase of securities                                     (16,889,000)       (82,960,000)
  Net purchase of bank premises and equipment                 (1,618,000)          (361,000)
  Changes in:
    Loans                                                    (20,631,000)        (7,133,000)
                                                            -------------      -------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       1,269,000        (29,720,000)
                                                            -------------      -------------
FINANCING ACTIVITIES
  Cash dividends paid                                         (3,095,000)        (2,603,000)
  Repayment of long-term borrowings                                                 (68,000)
  Net issuance (acquisition) of treasury stock                   172,000           (169,000)
  Isuuance of common stock                                                           81,000
  Proceeds from long-term borrowings                           5,000,000
  Changes in:
    Deposits                                                   4,722,000        (16,423,000)
    Federal funds purchased and securities
     sold under agreements to repurchase                      35,413,000         24,858,000
                                                            -------------      -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES             42,212,000          5,676,000
                                                            -------------      -------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            53,471,000        (12,429,000)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            60,850,000        129,473,000
                                                            -------------      -------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                $114,321,000       $117,044,000
                                                            =============      =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UNITED BANKSHARES, INC. AND SUBSIDIARIES


1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information does not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1993 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

Effective January 1, 1994, United adopted the Financial Accounting Standards Board, ("FASB"), Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115") which was effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that United has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that United does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. In accordance with SFAS No. 115, prior period financial statements have not been restated for the change in accounting principle. The cumulative effect of adoption of SFAS No. 115 resulted in an increase of $425,000 to shareholders' equity.

The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The requirements of SFAS No. 114 are effective for fiscal years beginning after December 15, 1994. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. United has not yet completed the complex analysis required to estimate the impact of these new rules and does not expect to implement the new rules prior to the first quarter 1995 effective date.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries, UBC Holding Company, Inc. and its wholly-owned subsidiary, United National Bank ("UNB"), United National Bank-South ("UNB-S"), UBF Holding Company, Inc. and its wholly-owned subsidiary, Bank First, N.A., and United Venture Fund, Inc. ("UVF"). All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the prior year's financial statements have been reclassified to conform with the 1994 presentation. The reclassifications had no effect on net income.


3.  SECURITIES

The following is a summary of the amortized cost of investment securities held to maturity at March 31, 1994, and all securities at December 31, 1993:

                                                March 31     December 31
                                                  1994          1993
                                             --------------  -----------
                                                    (in thousands)
United States Treasury securities
  and obligations of other United
  States Government agencies and
  corporations                                   $ 71,590      $220,805
Obligations of states and political
  subdivisions                                     51,570        55,209
Mortgage-backed securities                        111,338       131,322
Marketable equity securities                                      2,182
Other                                              10,485        20,909
                                                 --------      --------
                                                 $244,983      $430,427
                                                 ========      ========

The book and market value of securities available for sale at March 31, 1994 are as follows:

                              Book        Market
                             Value        Value
                            --------     --------
                              (in thousands)

Under 1 year                $ 69,944      $ 70,531
1-5 years                     85,727        85,783
6-10 years                     1,684         1,729
Over 10 years                  4,414         4,435
                            --------      --------
             Total          $161,769      $162,478
                            ========      ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES


3.  SECURITIES (continued)

The following is a summary of the amortized cost, unrealized gains and losses and market value of securities available for sale at March 31, 1994:

                                                                                                      March 31
                                                                                                        1994
                                                                                  --------------------------------------------------

                                                                                                  Gross       Gross      Estimated
                                                                                   Amortized    Unrealized  Unrealized      Fair
                                                                                      Cost        Gains       Losses       Value
                                                                                  ------------  ----------  ----------  ------------
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies                                             $142,178,000  $  934,000    $573,000  $142,539,000


State and political subdivisions

Mortgage-backed securities                                                           9,409,000     170,000      22,000     9,557,000


Marketable equity securities                                                         2,560,000     334,000     140,000     2,754,000

Other                                                                                7,622,000       6,000                 7,628,000
                                                                                  ------------  ----------  ----------  ------------
Total                                                                             $161,769,000  $1,444,000    $735,000  $162,478,000
                                                                                  ============  ==========  ==========  ============


4.  NONPERFORMING LOANS

    Nonperforming loans were as follows:

                                                                     March 31     December 31
                                                                       1994          1993
                                                                   -------------  ------------
                                                                          (in thousands)
    Loans past due 90 days or more
      and still accruing interest                                  $      2,627    $    2,476
    Troubled debt restructurings                                          2,537         2,453
    Nonaccrual loans                                                      7,914         8,588
                                                                   ------------    ----------

                                                                   $     13,078    $   13,517
                                                                   ============    ==========

For purposes of the above disclosure, the following definition has been established by management:

     Troubled Debt Restructurings--Loans for which original terms have been modified in response to financial difficulties of the borrower. Each of these loans is contractually current based on the revised terms and management expects each to return to accruing status in 1994.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


5.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:


                                              Three Months Ended
                                                   March 31,
                                               -----------------
                                                 1994      1993
                                               -------   -------
                                                (in thousands)
        Balance at beginning of period         $19,015   $15,952
        Provision charged to expense               450     2,120
                                               -------   -------
                                                19,465    18,072
        Loans charged-off                         (348)     (397)
        Less recoveries                            169       204
                                               -------   -------
        Net charge-offs                           (179)     (193)
                                               -------   -------
        Balance at end of period               $19,286   $17,879
                                               =======   =======


6.  COMMITMENTS AND CONTINGENT LIABILITIES

There are outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $18,893,000 and $21,030,000 at March 31, 1994, and December 31, 1993,
respectively.

United and its subsidiaries are currently involved, in the normal course of business, in various legal proceedings. Management is vigorously pursuing all of its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved without material effect on financial position or results of operations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

7.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 1994, and March 31, 1993, with the interest rate earned or paid on such amount.

                                                     Three Months Ended                     Three Months Ended
                                                          March 31                               March 31
                                                            1994                                    1993
                                              --------------------------------        --------------------------------
(Dollars in                                   Average                     Avg.        Average                     Avg.
Thousands)                                    Balance       Interest      Rate        Balance       Interest      Rate
                                              -------       --------      ----        -------       --------      ----
ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                               $ 8,375       $65           3.15%       $41,118       $330          3.25%
  Investment Securities:
    Taxable                                   353,498     4,795           5.43%       325,364      4,704          5.78%
    Tax-exempt (1)                             52,765     1,372          10.40%        66,358      1,796         10.83%
                                           ----------   -------          ------    ----------    -------         ------
         Total Securities                     406,263     6,167           6.07%       391,722      6,500          6.64%

  Loans, net of unearned
    income (1) (2)                          1,192,447    23,053           7.84%     1,127,387     23,146          8.33%
  Allowance for possible
   loan losses                                (19,169)                                (16,395)
                                           ----------                              ----------
Net loans                                   1,173,278                     7.97%     1,110,992                     8.45%
                                           ----------   -------          ------    ----------    -------         ------
Total earning assets                        1,587,916   $29,285           7.46%     1,543,832    $29,976          7.85%
                                                        -------          ------                  -------         ------
Other assets                                  134,265                                 124,223
                                           ----------                              ----------
         TOTAL ASSETS                      $1,722,181                              $1,668,055
                                           ==========                              ==========
LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                $1,200,662    $9,438           3.19%    $1,179,661    $10,544          3.62%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                                 71,156       516           2.94%        75,209        569          3.07%
  FHLB advances                                36,257       430           4.81%        28,067        403          5.82%
                                           ----------   -------          ------    ----------    -------         ------
Total Interest-Bearing Funds                1,308,075    10,384           3.22%     1,282,937     11,516          3.64%
                                                        -------                                  -------
  Demand deposits                             224,270                                 206,453
  Accrued expenses and
   other liabilities                           15,300                                  16,219
                                           ----------                              ----------
         TOTAL LIABILITIES                  1,547,645                               1,505,609
Shareholders' Equity                          174,536                                 162,446
                                           ----------                              ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY              $1,722,181                              $1,668,055
                                           ==========                              ==========

NET INTEREST INCOME                                     $18,901                                  $18,460
                                                        =======                                  =======
INTEREST SPREAD                                                           4.24%                                   4.21%

NET INTEREST MARGIN                                                       4.81%                                   4.83%

             (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

             (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

United Bankshares, Inc. ("United") is a multi-bank holding company. United's wholly-owned banking subsidiaries include UBC Holding Company, Inc. and its wholly-owned subsidiary, United National Bank ("UNB"), United National Bank-South ("UNB-S") and UBF Holding Company, Inc. with its wholly-owned banking subsidiary, Bank First, N.A.("Bank First"). United also owns all of the stock of United Venture Fund, Inc. ("UVF"). UVF is a West Virginia Capital Company formed to make loans and equity investments in qualified companies under the West Virginia Capital Company Act and to promote economic welfare and development in the State of West Virginia.

United is a registered bank holding company subject to the supervision of and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Its present business is the operation of its wholly-owned subsidiaries.

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and analysis should be read in conjunction with the unaudited financial statements and accompanying notes thereto which are included elsewhere in this document. All references to United in this discussion and analysis are considered to refer to United and its wholly-owned subsidiaries, unless otherwise indicated.

EARNINGS SUMMARY

Net income for the first quarter of 1994 was a record $6.09 million or $.51 per share compared to $5.23 million or $.44 per share for the first quarter of 1993. This represents a 16.59% increase in net income and a 16.53% increase in earnings per share. United's annualized return on average assets of 1.41% and return on average shareholders' equity of 14.03% both compare very favorably with regional and national peer groups.

Earnings for the first quarter of 1993 included certain nonrecurring income and nonrecurring expense items which are not reported in the first quarter of 1994. The nonrecurring income item, which is reported as a cumulative effect of change in accounting of $1,329,000, is the result of United's adoption of SFAS No. 109, "Accounting for Income Taxes," during the first quarter of 1993. The first quarter 1993 nonrecurring expense items were primarily the result of management's conservative review of certain credits which resulted in increases to the other real estate owned reserve and the allowance for loan losses. Additional other nonrecurring expenses were from mergers completed by United during 1993.

United has strong core earnings with a net interest margin of 4.81% for the first three months of 1994. Net interest income remained strong for the first quarter of 1994 as compared to the same period for 1993. The provision for possible loan losses decreased in the first quarter of 1994 when compared to the first quarter of 1993, but was comparable to the provision made for the fourth quarter of 1993. Noninterest income increased 7.98% compared to the first quarter of 1993 with a 20.50% increase in trust department income. United's emphasis on improving noninterest income is continuing to show positive results. Noninterest expenses decreased 8.13% for the first quarter of 1994 as compared to the same period for 1993 as the result of nonrecurring expenses included in the first quarter of 1993, but not in the first quarter of 1994. Additionally, management's cost containment efforts have been successful in controlling noninterest expenses. Income taxes were higher for the first quarter of 1994 than for the same period of 1993 with an affective tax rate of 34.1% for 1994 and 31.2% for 1993.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income remained strong in the first three months of 1994, when compared to the same period of 1993. Net interest income before the provision for possible loan losses increased $649,000 or 3.71% for the first quarter of 1994 as compared to the first quarter of 1993. The increase is largely due to the strong loan growth lead by mortgage loans and the decline in the cost of funds. United's tax-equivalent net interest margin dropped from 4.83% in the first three months of 1993 to 4.81% in the first quarter of 1994. However, the tax-equivalent net interest margin showed an improvement over that achieved for the year ended December 31, 1993 of 4.75%. The combination of an improved net interest spread with increased loan volumes and smaller increases in interest-bearing deposits as compared to the year ended December 31, 1993, and the first quarter of 1993, have helped United maintain a strong interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

In order to maintain a balance in the allowance for possible loan losses which is sufficient to absorb potential loan losses, a charge to expense is made. This charge is known as the provision for possible loan losses. For the quarters ended March 31, 1994 and 1993, the provision for possible loan losses was $450,000 and $2,120,000, respectively. The allowance for possible loan losses as a percentage of loans, net of unearned income, remained constant at 1.61%, as compared to December 31, 1993, and increased over the 1.60% at March 31, 1993. In addition, the "coverage ratio" of both nonperforming loans and nonperforming assets improved. (See the discussion below.)

United's continued improvement in credit quality is evidenced by the low level of charge-offs in the first quarter of 1994. Net charge-offs during the first three months of 1994 and 1993 were $179,000 and $193,000, respectively. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, increased $20,452,000 during the first quarter of 1994 from year end 1993. Even with strong loan growth in the first quarter of 1994, management only slightly increased the allowance for loan losses in response to: (i) the continued improvement of credit quality; (ii) the increased coverage ratio of both nonperforming loans and nonperforming assets; and (iii) the building of the allowance as a percentage of loans closer to national peer group levels.

Nonperforming loans and troubled debt restructurings were $13,078,000 at March 31, 1994 and $13,517,000 at year-end 1993. Nonperforming loans and troubled debt restructurings declined from 1.14% to 1.09% as a percentage of loans, net of unearned income, when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $151,000 or 6.10% during the first three months of 1994 while troubled debt restructurings increased $84,000 or 3.42% since year-end 1993. Offsetting these increases were a decrease in nonaccrual loans of $674,000 or 7.85% and a decrease in other real estate owned of almost $350,000, which resulted in an overall decrease in nonperforming assets.

As of March 31, 1994, the ratio of the allowance for loan losses to nonperforming loans was 147.5% as compared to 140.7% as of December 31, 1993. Accordingly, management believes that the allowance for loan losses of $19,286,000 as of March 31, 1994, is adequate to provide for potential losses on existing loans based on information currently available.

United evaluates the adequacy of the allowance for possible loan losses on a quarterly basis. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Such other factors considered by management, among other things, include growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions. United's loan administration policies are focused upon the risk characteristics of the loan portfolio, both in terms of loan approval and credit quality.

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Total other income, including gains on securities transactions, was $3,220,000 in the first quarter of 1994 or a 8.0% increase as compared to $2,982,000 in the first quarter of 1993. This overall increase in noninterest income is primarily attributed to an increase of $140,000 or 20.5% in trust department income and an increase of $173,000 or 9.1% in fee income from increased activity in customer accounts for which a fee is charged. Management's emphasis on improving noninterest income is showing positive results. As evidenced by the Unaudited Condensed Consolidated Statement of Cash Flows included elsewhere herein, the volume of securities sold was insignificant in both periods. The $107,000 of gains on sales reported in the period ended March 31, 1994 relate entirely to marketable equity securities which were reclassified to available for sale at January 1, 1994.

OTHER EXPENSES

Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Other expenses decreased $1,032,000 or 8.13% to $11,667,000 for the first quarter of 1994 as compared to $12,699,000 for the first quarter of 1993. This decrease is a result of certain nonrecurring expenses being incurred in the first quarter of 1993, but not in the first quarter of 1994.

Total salaries and benefits decreased $150,000 or 2.6% for the first three months of 1994 while net occupancy expense decreased $42,000 or 3.7% when compared to the first quarter of 1993.

Other expenses decreased $840,000 or 14.5% for the quarter as compared to the same period of 1993. The decrease in other expenses relates primarily to nonrecurring expenses which included certain merger expenses for the two acquisitions consummated by United during 1993 and provisions to the other real estate owned reserve.

Various bank affiliates provide certain health care and life insurance benefits for retired employees. The cost of retiree health care and life insurance benefits is recognized as expense when paid. The Company does not anticipate providing post-retirement benefits to its currently active employees after retirement except on a fully contributory basis. Accordingly, postretirement benefits are immaterial with annual costs which approximate $50,000.

The Financial Accounting Standards Board has issued Statement No. 112,
(SFAS No. 112), "Employers' Accounting for Postemployment Benefits," which is effective for fiscal years beginning after December 15, 1993. The provisions of SFAS No. 112 require employers to recognize the obligation to provide postemployment benefits to former employees if the obligation is attributable to the employees' services previously rendered, the employees' rights to those benefits vest or accumulate, the payment of the benefit is probable, and the amount can be reasonably estimated. United recognizes the cost of postemployment benefits as expense when paid. United's analysis indicates that accounting for such costs when paid does not produce results materially different from the method of recognizing such costs as prescribed by SFAS No. 112.

INCOME TAXES

Income tax expense for the three months ended March 31, 1994 and 1993 was $3,158,000 and $1,765,000, respectively. This increase of 78.9% for the quarter is the result of increased pre-tax income, decreased tax-exempt income and increased statutory federal tax rates. United's effective tax rate was significantly higher at 34.1% for the first quarter of 1994 when compared to 31.2% for the first quarter of 1993.

INTEREST RATE SENSITIVITY

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated timeframe. The principal function of asset and liability management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. This relationship has become very important, given the volatility in interest rates over the last several years, due to the potential impact on earnings. United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "gap".

A primary objective of Asset/Liability Management is controlling interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table on pages 20 and 21 of this report, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Interest Rate Sensitivity Gap

(In Thousands)

                                                                               March 31, 1994
                                                 -----------------------------------------------------------------------------
ASSETS                                                      Days
                                                 -------------------------------     Total         1-5      Over 5
                                                   0-90       91-180     181-365    One Year      Years     Years      Total
                                                 --------   --------    --------   ----------    --------  --------  ----------
Interest-Earning Assets
- - -----------------------
 Federal funds sold and securities
  purchased under agreements to
  resell and other short-term
  investments                                     $44,500                $   100   $   44,600                         $  44,600
 Investment and marketable
  equity securities:
  Taxable                                          49,158   $ 11,688     $51,615      112,461    $164,944  $ 78,485     355,890
  Tax-exempt                                        2,070      2,643       3,341        8,054      26,692    16,824      51,570
 Loans, net of unearned
  income                                          520,499     82,895     156,828      760,222     337,666   103,351   1,201,239
                                                 --------   --------    --------   ----------    --------  --------  ----------
Total Interest-Earning Assets                    $616,227   $ 97,226    $211,884   $  925,337    $529,302  $198,660  $1,653,299
                                                 ========   ========    ========   ==========    ========  ========  ==========
LIABILITIES

Interest-Bearing Funds
- - ----------------------
 Savings and NOW accounts                        $675,864                          $  675,864                        $  675,864
 Time deposits of S100,000 & over                  24,945   $ 15,681    $ 11,788       52,414    $ 17,075                69,489
 Other time deposits                              153,316    121,915      80,385      355,616     103,569  $    235     459,420
 Federal funds purchased
  repurchase agreements
  and other short-term
  borrowings                                      107,993                             107,993                           107,993
 FHLB advances                                     21,980         80       5,143       27,203      10,000                37,203
                                                 --------   --------    --------   ----------    --------  --------  ----------
Total Interest-Bearing Funds                     $984,098   $137,676    $ 97,316   $1,219,090    $130,644  $    235  $1,349,969
                                                 ========   ========    ========   ==========    ========  ========  ==========
Interest Sensitivity Gap                        ($367,871)  ($40,450)   $114,568  ($  293,753)   $398,658  $198,425  $  303,330
                                                 ========   ========    ========   ==========    ========  ========  ==========
Cumulative Gap                                  ($367,871) ($408,321)  ($293,753) ($  293,753)   $104,905  $303,330  $  303,330
                                                 ========   ========    ========   ==========    ========  ========  ==========
Cumulative Gap as a Percentage
 of Total Earning Assets                          -22.25%    -24.70%     -17.77%      -17.77%       6.35%    18.35%      18.35%
Management Adjustments                            639,300    (42,620)    (85,240)     511,440    (511,440)                    0
Off-Balance Sheet Activities                      (50,000)                            (50,000)                          (50,000)
Cumulative Management Adjusted
 Gap and Off-Balance Sheet Activities            $221,429   $138,359    $167,687     $167,687     $54,905  $253,330  $  253,330
                                                 ========   ========    ========   ==========    ========  ========  ==========
Cumulative Management Adjusted Gap
 and Off-Balance Sheet Activities as a
 Percentage of Earning Assets                      13.39%      8.37%      10.14%       10.14%       3.32%    15.32%      15.32%

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Interest Rate Sensitivity Gap

(In Thousands)

                                                                               December 31, 1993
                                                 -----------------------------------------------------------------------------
ASSETS                                                      Days
                                                 -----------------------------       Total         1-5      Over 5
                                                   0-90       91-180     181-365    One Year      Years     Years      Total
                                                 --------   --------    --------   ----------    --------  --------  ----------
Interest-Earning Assets:
- - ------------------------
 Federal funds sold and securities
  purchased under agreements to
  resell and other short-term
  Investments                                    $    100                          $      100                        $      100
 Investment and Marketable
  equity securities:
  Taxable                                          64,573   $ 30,302    $ 51,343      146,218    $190,354  $ 38,548     375,120
  Tax-exempt                                        3,514      2,083       4,469       10,066      27,987    17,155      55,208
 Loans, net of unearned
  income                                          493,448     82,423     132,494      708,365     362,188   101,680   1,172,233
                                                 --------   --------    --------   ----------    --------  --------  ----------
Total Interest-Earning Assets                    $561,635   $114,808    $188,306   $  864,749    $580,529  $157,383  $1,602,661
                                                 ========   ========    ========   ==========    ========  ========  ==========
LIABILITES

Interest-Bearing Funds:
- - -----------------------
 Savings and NOW accounts                        $670,000                          $  670,000                        $  670,000
 Time deposits of $100,000 & over                  31,493   $ 19,795    $ 17,062       68,350    $  4,610                72,960
 Other time deposits                              142,942    112,131      95,957      351,030     106,805  $    603     458,438
 Federal funds purchased,
  repurchase agreements
  and other short-term
  borrowings                                       72,610                              72,610                            72,610
 FHLB advances                                     11,900         80       5,152       17,132      15,071                32,203
                                                 --------   --------    --------   ----------    --------  --------  ----------
Total Interest-Bearing Funds                     $928,945   $132,006    $118,171   $1,179,122    $126,486  $    603  $1,306,211
                                                 ========   ========    ========   ==========    ========  ========  ==========
Interest Sensitivity Gap                        ($367,310) ($ 17,198)   $ 70,135  ($  314,373)   $454,043  $156,780  $  296,450
                                                 ========   ========    ========   ==========    ========  ========  ==========
Cumulative Gap                                  ($367,310) ($384,508)  ($314,373) ($  314,373)  ($139,670) $296,450  $  296,450
                                                 ========   ========    ========   ==========    ========  ========  ==========
Cumulative Gap as a Percentage
 of Total Earning Assets                          -22.92%    -23.99%     -19.62%      -19.62%       8.71%    18.50%      18.50%
Management Adjustments                            616,828    (41,121)    (82,244)     493,463    (493,463)                    0
Off-Balance Sheet Activities
Cumulative Management Adjusted
 Gap and Off-Balance Sheet Activities            $249,518   $191,199    $179,090     $179,090    $139,670  $296,450  $  296,450
                                                 ========   ========    ========   ==========    ========  ========  ==========
Cumulative Management Adjusted Gap
 and Off-Balance Sheet Activities as a
 Percentage of Earning Assets                      15.57%     11.93%      11.17%       11.17%       8.71%    18.50%      18.50%

reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $167,687,000 or a 10.14% ratio of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior.

These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh
(FHLB). The use of FHLB advances provides United with a low cost means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Additionally, United has begun using certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. At March 31, 1994, the total notional amount of interest rate swaps in effect was $50 million. The current average maturity of the swap portfolio is two years and ten months. During the first quarter of 1994, interest rate swaps contributed $101,000 to net interest income. United did not have interest rate swaps during 1993.

LIQUIDITY AND CAPITAL RESOURCES

United maintains, in the opinion of management, liquidity which is sufficient to satisfy its depositors' requirements and the credit needs of its customers.
Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United are "core deposits." Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.

Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers. Other than cash and due from banks, the available-for-sale securities portfolio and maturing loans and investments are the primary sources of liquidity.

The goal of liquidity management is to ensure the ability to access funding which enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United's cash needs. Liquidity is managed by monitoring funds availability from a number of primary sources. Substantial funding is available from cash and cash equivalents, unused short-term borrowings and a geographically dispersed network of subsidiary banks providing access to a diversified and substantial retail deposit market.

Short-term needs can be met through a wide array of sources such as correspondent and downstream correspondent federal funds and utilization of Federal Home Loan Bank advances.

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings secured by bank premises or stock of United's subsidiaries. United has no intention at this time to utilize any long-term funding sources other than FHLB advances and long-term certificate of deposits.

For the three months ended March 31, 1994, United generated $9,990,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $1,269,000 was provided by investing activities such as maturities and calls of securities and other short-term investments in order to fund purchases of securities of $16,782,000 and net loan originations of $20,631,000. Additional sources of cash and cash equivalents during the first quarter were provided by financing activities totaling $42,212,000, which were largely comprised of the increase in federal funds purchased from downstream correspondents and securities sold under agreements to repurchase. The net effect of this activity is an increase in cash and cash equivalents of $53,471,000 for the first quarter of 1994.

United anticipates no difficulty in meeting its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available to it.

The asset and liability committee monitors liquidity to ascertain that a strong liquidity position is maintained. In addition, variable rate loans are a priority. These policies should help to protect net interest income against fluctuations in interest rates. No changes are anticipated in the policies of United's asset and liability committee.

Total shareholders' equity increased to $174,568,000 which is an increase of 2.1% from December 31, 1993. United's equity to assets ratio was approximately 9.9% at both March 31, 1994 and December 31, 1993. Capital and reserves to total assets equaled approximately 11% at March 31, 1994 and December 31, 1993.

The first quarter dividend of $.26 per common share represents an increase of 13.04% over the first quarter of 1993. Total cash dividends paid were $3,095,000 for the first quarter of 1994, an increase of 27.5% over the comparable period in 1993.

United's risk-based capital ratio of 15.24% at March 31, 1994, and 15.28% at December 31, 1993, are both considerably in excess of the current requirement of 8.00%. Total risk-based capital at March 31, 1994 and December 31, 1993 of $177,595,000 and $172,648,000, respectively, exceeded the regulatory minimum requirement by $84,368,000 and $82,240,000, respectively. United's Tier I capital ratios are comparable to its total risk-based capital ratios and are well above regulatory minimum requirements.

As a bank holding company, United is permitted by Regulation Y of the Federal Reserve Board, under certain circumstances, to purchase up to 10% of its common stock as treasury stock without obtaining prior approval of the Federal Reserve Board. Total treasury shares as of March 31, 1994, amount to 15,170 shares at a cost of $301,000. It is management's intention to purchase treasury stock whenever it is beneficial to United based on such factors as cash dividends, timing and stock availability.

In March 1994, United approved a plan to repurchase up to $10 million of its common stock on the open market. The timing, price, and quantity of any such purchases may be made at the discretion of United and the program may be discontinued or suspended at any time.