Form 10-Q
period 1994-06-30
UNITED BANKSHARES INC/WV
filed 1994-08-12
CIK 729986

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      __________________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1994

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

Class-- Common Stock,$2.50 Par Value; 11,954,496 shares outstanding as of July 31, 1994.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q


                               TABLE OF CONTENTS
                                                              Page
                                                              ----

PART I.  FINANCIAL INFORMATION
- - ------------------------------


Item 1. Financial Statements
- - ------------------------------------------------------------------


     Consolidated Balance Sheets (Unaudited)
     June 30, 1994 and December 31, 1993 ........................6

     Consolidated Statements of Income (Unaudited) for the
     Three Months and Six Months Ended June 30, 1994 and 1993....7

     Consolidated Statement of Changes in Shareholders'
     Equity (Unaudited) for the Six Months Ended
     June 30, 1994 ..............................................8

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Six Months Ended June 30, 1994 and 1993 ............9

     Notes to Consolidated Financial Statements ................10


Information required by Item 303 of Regulation S-K..............16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II.  OTHER INFORMATION
- - ---------------------------


Item 1. Legal Proceedings...........................Not Applicable
- - -------------------------



Item 2. Changes in Securities.......................Not Applicable
- - -----------------------------



Item 3. Defaults Upon Senior Securities ............Not Applicable
- - ---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued



Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on May 16, 1994.

    (b) Not applicable because: i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees were elected.

- - ------------------------------------------------------------------

Item 5.  Other Information .........................Not Applicable
- - ------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------------------------------


     (a)  Exhibits required by Item 601 of
          Regulation S-K ...........................Not Applicable



     (b)  Reports on Form 8-K ......................Not Applicable



     (c)  Exhibit 11 - Computation of Earnings Per Share.......27

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNITED BANKSHARES, INC.
                                     -----------------------
                                           (Registrant)



Date  August 12, 1994                /s/ Richard M. Adams
    -------------------            ---------------------------
                                   Richard M. Adams, Chairman of
                                   the Board and Chief Executive
                                   Officer


  Date  August 12, 1994               /s/ Steven E. Wilson
      -------------------            ---------------------------
                                     Steven E. Wilson, Executive
                                     Vice President, Treasurer and
                                     Chief Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The June 30, 1994 and December 31, 1993, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months and six months ended June 30, 1994 and 1993, and the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 1994, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1994 and 1993, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                   June 30             December 31
                                                                                     1994                 1993
                                                                               --------------        --------------
ASSETS
  Cash and due from banks                                                      $   76,394,000        $   60,750,000
  Federal funds sold                                                                2,375,000
  Interest-bearing deposits with other banks                                          100,000               100,000
                                                                               --------------        --------------

    Total cash and cash equivalents                                                78,869,000            60,850,000

  Securities available for sale (at market)                                       142,528,000
  Investment securities (market value--$243,532,000 at
    June 30, 1994, and $438,223,000 at December 31, 1993)                         248,678,000           430,427,000
  Loans
    Commercial, financial, and agricultural                                       199,437,000           218,559,000
    Real Estate:
      Single family residential                                                   489,241,000           442,855,000
      Commercial                                                                  287,474,000           267,936,000
      Construction                                                                 15,981,000            12,687,000
      Other                                                                        15,290,000            15,331,000
      Installment                                                                 231,630,000           229,847,000
                                                                               --------------        --------------
                                                                                1,239,053,000         1,187,215,000
  Less: Unearned income                                                            (5,845,000)           (6,428,000)
        Allowance for loan losses                                                 (19,424,000)          (19,015,000)
                                                                               --------------        --------------
  Net loans                                                                     1,213,784,000         1,161,772,000
  Bank premises and equipment                                                      31,883,000            31,113,000
  Interest receivable                                                              10,266,000            10,542,000
  Other assets                                                                     24,032,000            25,480,000
                                                                               --------------        --------------

                    TOTAL ASSETS                                               $1,750,040,000        $1,720,184,000
                                                                               ==============        ==============


LIABILITIES
  Domestic deposits
    Noninterest-bearing                                                        $  242,260,000        $  229,131,000
    Interest-bearing                                                            1,199,007,000         1,201,398,000
                                                                               --------------        --------------

                    TOTAL DEPOSITS                                              1,441,267,000         1,430,529,000
  Short-term borrowings
    Federal funds purchased                                                         2,284,000             5,339,000
    Securities sold under agreements to repurchase                                 68,266,000            67,271,000
  Federal Home Loan Bank borrowings                                                48,123,000            32,203,000
  Accrued expenses and other liabilities                                           13,058,000            13,870,000
                                                                               --------------        --------------

                    TOTAL LIABILITIES                                           1,572,998,000         1,549,212,000

SHAREHOLDERS' EQUITY
    Common stock, $2.50 par value;
      Authorized--20,000,000 shares; issued and outstanding--
      11,954,496 at June 30, 1994, and at December 31, 1993,
      including 11,420 and 27,720 shares in treasury at June 30, 1994,
      and at December 31, 1993, respectively                                       29,886,000            29,886,000
    Surplus                                                                        32,525,000            32,616,000
    Retained earnings                                                             115,129,000           109,020,000
    Net unrealized loss on securities available for sale                             (271,000)
    Treasury stock                                                                   (227,000)             (550,000)
                                                                               --------------        --------------

                    TOTAL SHAREHOLDERS' EQUITY                                    177,042,000           170,972,000
                                                                               --------------        --------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,750,040,000        $1,720,184,000
                                                                               ==============        ==============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                               Three Months Ended                         Six Months Ended
                                                                     June 30                                   June 30
                                                             ------------------------                  ------------------------
                                                                1994          1993                        1994          1993
                                                             -----------  -----------                  -----------  -----------
INTEREST INCOME
  Interest and fees on loans                                 $23,885,000  $22,278,000                  $46,635,000  $45,093,000
  Interest on federal funds sold                                  52,000      311,000                      117,000      610,000
  Interest and dividends on securities:
    Taxable                                                    4,690,000    5,003,000                    9,485,000    9,671,000
    Exempt from federal taxes                                    874,000    1,050,000                    1,766,000    2,253,000
  Other interest income                                           29,000       25,000                       60,000       56,000
                                                             -----------  -----------                  -----------  -----------

                       TOTAL INTEREST INCOME                  29,530,000   28,667,000                   58,063,000   57,683,000
                                                             -----------  -----------                  -----------  -----------
INTEREST EXPENSE
  Interest on deposits                                         9,420,000   10,281,000                   18,852,000   20,825,000
  Interest on short-term borrowings                              555,000      512,000                    1,070,000    1,056,000
  Interest on long-term borrowings                               561,000      440,000                      998,000      868,000
                                                             -----------  -----------                  -----------  -----------

                       TOTAL INTEREST EXPENSE                 10,536,000   11,233,000                   20,920,000   22,749,000
                                                             -----------  -----------                  -----------  -----------

                       NET INTEREST INCOME                    18,994,000   17,434,000                   37,143,000   34,934,000
PROVISION FOR POSSIBLE LOAN LOSSES                               468,000      922,000                      918,000    3,042,000
                                                             -----------  -----------                  -----------  -----------

       NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                      18,526,000   16,512,000                   36,225,000   31,892,000
                                                             -----------  -----------                  -----------  -----------
OTHER INCOME
  Trust department income                                        712,000      755,000                    1,535,000    1,438,000
  Other charges, commissions, and fees                         2,083,000    2,445,000                    4,157,000    4,346,000
  Other income                                                   134,000      109,000                      350,000      365,000
  Investment securities gains                                     45,000      332,000                      152,000      474,000
                                                             -----------  -----------                  -----------  -----------

                       TOTAL OTHER INCOME                      2,974,000    3,641,000                    6,194,000    6,623,000
                                                             -----------  -----------                  -----------  -----------
OTHER EXPENSES
  Salaries and employee benefits                               5,527,000    5,529,000                   11,118,000   11,270,000
  Net occupancy expense                                        1,230,000    1,149,000                    2,338,000    2,299,000
  Other expense                                                5,131,000    5,380,000                   10,099,000   11,188,000
                                                             -----------  -----------                  -----------  -----------

                        TOTAL OTHER EXPENSES                  11,888,000   12,058,000                   23,555,000   24,757,000
                                                             -----------  -----------                  -----------  -----------

     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES        9,612,000    8,095,000                   18,864,000   13,758,000

INCOME TAXES                                                   3,402,000    2,512,000                    6,560,000    4,277,000
                                                             -----------  -----------                  -----------  -----------

     INCOME BEFORE CUMULATIVE EFFECT OF
          ACCOUNTING CHANGE                                    6,210,000    5,583,000                   12,304,000    9,481,000

CUMULATIVE EFFECT AS OF JANUARY 1, 1993 OF CHANGE
    IN METHOD OF ACCOUNTING FOR INCOME TAXES                                                                          1,329,000
                                                             -----------  -----------                  -----------  -----------

NET INCOME                                                    $6,210,000   $5,583,000                  $12,304,000  $10,810,000
                                                             ===========  ===========                  ===========  ===========

Earnings per common share:
Income before cumulative effect of accounting change               $0.52        $0.47                        $1.03        $0.80
Cumulative effect of accounting change                                                                                    $0.11
Net income                                                         $0.52        $0.47                        $1.03        $0.91

Average outstanding shares                                    11,941,533   11,921,598                   11,935,703   11,922,800


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                                    Six Months Ended June 30, 1994
                                ----------------------------------------------------------------------------------------------------
                                     Common Stock                                       Net Unrealized
                                -----------------------                                 Gain/(Loss) on                    Total
                                                Par                     Retained     Securities Available  Treasury    Shareholders'
                                  Shares       Value       Surplus      Earnings          for Sale          Stock        Equity
                                ----------  -----------  -----------  ------------   -------------------   ---------   -------------

Balance at January 1, 1994      11,954,496  $29,886,000  $32,616,000  $109,020,000        $         0      ($550,000)  $170,972,000
Change in method of
  accounting for securities                                                                 1,284,000                     1,284,000
Net income                                                              12,304,000                                       12,304,000
Cash dividends ($.52 per
  share)                                                                (6,195,000)                                      (6,195,000)

Net change in unrealized
  gain/(loss) on securities
  available for sale                                                                       (1,555,000)                   (1,555,000)

Common stock options
  exercised                                                  (91,000)                                        323,000        232,000
                                ----------  -----------  -----------  ------------   -------------------   ---------   -------------

Balance at June 30, 1994        11,954,496  $29,886,000  $32,525,000  $115,129,000          ($271,000)     ($227,000)  $177,042,000
                                ==========  ===========  ===========  ============   ===================   =========   =============


See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                             Six Months Ended
                                                                                  June 30
                                                                       ----------------------------
                                                                           1994           1993
                                                                       ------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 15,926,000   $  17,944,000

INVESTING ACTIVITIES
  Proceeds from sales of securities                                      10,444,000      19,749,000
  Proceeds from maturities and calls of securities                       70,600,000      95,347,000
  Purchase of securities                                                (42,565,000)   (176,283,000)
  Net purchase of bank premises and equipment                            (2,091,000)       (713,000)
  Changes in:
    Loans                                                               (52,930,000)     (3,287,000)
                                                                       ------------   -------------

              NET CASH (USED) BY INVESTING ACTIVITIES                   (16,542,000)    (65,187,000)
                                                                       ------------   -------------

FINANCING ACTIVITIES
  Cash dividends paid                                                    (6,195,000)     (5,253,000)
  Net issuance (acquisition) of treasury stock                              232,000        (243,000)
  Issuance of common stock                                                                  120,000
  Proceeds from long-term borrowings                                     15,920,000      11,896,000
  Changes in:
    Deposits                                                             10,738,000       1,583,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                (2,060,000)     (3,697,000)
                                                                       ------------   -------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                  18,635,000       4,406,000
                                                                       ------------   -------------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       18,019,000     (42,837,000)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       60,850,000     129,473,000
                                                                       ------------   -------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 78,869,000   $  86,636,000
                                                                       ============   =============


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

Effective January 1, 1994, United adopted the Financial Accounting Standards Board, ("FASB"), Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115") which was effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that United has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that United does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. In accordance with SFAS No. 115, prior period financial statements have not been restated for the change in accounting principle. At June 30, 1994, the cumulative unrealized net loss on available-for-sale securities resulted in a decrease of $271,000 to shareholders' equity.

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


3.  SECURITIES

The following is a summary of the amortized cost of investment securities held to maturity at June 30, 1994, and all securities at December 31, 1993:

                                            June 30      December 31
                                              1994          1993
                                         -------------   -----------
                                                (in thousands)
   United States Treasury securities
     and obligations of other United
     States Government agencies and
     corporations                             $ 81,273      $220,805
   Obligations of state and political
     subdivisions                               53,566        55,209
   Mortgage-backed securities                  105,707       131,322
   Marketable equity securities                                2,182
   Other                                         8,132        20,909
                                              --------      --------

                                              $248,678      $430,427
                                              ========      ========


The book and market value of securities available-for-sale at June 30, 1994 are as follows:

                            Book       Market
                            Value       Value
                           --------   --------
                              (in thousands)

     Under 1 year          $ 71,723   $ 72,031
     1-5 years               61,919     61,378
     6-10 years               1,040      1,044
     Over 10 years            8,263      8,075
                           --------   --------

         Total             $142,945   $142,528
                           ========   ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES


3.  SECURITIES (continued)

The following is a summary of the amortized cost, unrealized gains and losses and market value of securities available for sale at June 30, 1994:

                                                               June 30
                                                                1994
                                         --------------------------------------------------
                                                         Gross       Gross      Estimated
                                          Amortized    Unrealized  Unrealized      Fair
                                             Cost        Gains       Losses       Value
                                         ------------  ----------  ----------  ------------
U.S. Treasury securities
 and obligations of U.S.
 Government corporations
 and agencies                            $132,879,000  $464,000    $1,269,000  $132,074,000
State and political
 subdivisions
Mortgage-backed
 securities
Marketable equity
 securities                                 1,536,000   381,000                   1,917,000
Other                                       8,530,000     7,000                   8,537,000
                                         ------------  --------    ----------  ------------
Total                                    $142,945,000  $852,000    $1,269,000  $142,528,000
                                         ============  ========    ==========  ============

4.  NONPERFORMING LOANS

  Nonperforming loans were as follows:

                                          June 30       December 31
                                           1994            1993
                                          -------       -----------
                                               (in thousands)
  Loans past due 90 days or more
   and still accruing interest            $ 1,679         $ 2,476
  Troubled debt restructurings              2,513           2,453
  Nonaccrual loans                          7,077           8,588
                                          -------         -------

                                          $11,269         $13,517
                                          =======         =======

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES


5.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:



                                                   Three Months Ended     Six Months Ended
                                                         June 30              June 30
                                                   ------------------    -----------------
                                                                 (In thousands)
                                                      1994       1993       1994       1993
                                                   -------    -------    -------    -------
Balance at beginning of
 period                                            $19,286    $17,879    $19,015    $15,952

Provision charged to
 expense                                               468        922        918      3,042
                                                   -------    -------    -------    -------
                                                    19,754     18,801     19,933     18,994
Loans charged-off                                     (506)      (785)      (854)    (1,182)
Less recoveries                                        176        299        345        503
                                                   -------    -------    -------    -------
Net Charge-offs                                       (330)      (486)      (509)      (679)
                                                   -------    -------    -------    -------
Balance at end of
 period                                            $19,424    $18,315    $19,424    $18,315
                                                   =======    =======    =======    =======

6.  COMMITMENTS AND CONTINGENT LIABILITIES

There are outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $20,197,000 and $21,030,000 at June 30, 1994, and December 31, 1993, respectively.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

7.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 1994, and June 30, 1993, with the interest rate earned or paid on such amount.


                                                       Three Months Ended                            Three Months Ended
                                                             June 30                                       June 30
                                                               1994                                          1993
                                                  -------------------------------              -------------------------------
(Dollars in                                       Average                    Avg.              Average                    Avg.
Thousands)                                        Balance        Interest    Rate              Balance        Interest    Rate
                                                  ----------     --------    -----             ----------     --------    -----
ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                                   $    5,982      $    52     3.49%            $   42,309      $   311     2.95%
Investment Securities:
    Taxable                                          348,041        4,719     5.42%               362,210        5,028     5.55%
    Tax-exempt (1)                                    52,391        1,345    10.27%                61,004        1,615    10.59%
                                                  ----------     --------    -----             ----------     --------    -----
         Total Securities                            400,432        6,064     6.06%               423,214        6,643     6.28%

  Loans, net of unearned
    income (1) (2)                                 1,216,428       24,178     7.97%             1,106,555       22,735     8.24%
  Allowance for possible loan
    losses                                           (19,343)                                     (18,241)
                                                  ----------                                   ----------
  Net loans                                        1,197,085                  8.10%             1,088,314                  8.38%
                                                  ----------     --------    -----             ----------     --------    -----
Total earning assets                               1,603,499      $30,293     7.57%             1,553,837      $29,689     7.66%
                                                                 --------    -----                            --------    -----
Other assets                                         137,599                                      127,907
                                                  ----------                                   ----------
           TOTAL ASSETS                           $1,741,098                                   $1,681,744
                                                  ==========                                   ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                       $1,199,917      $ 9,420     3.15%            $1,187,232      $10,281     3.47%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings                       76,244          562     2.96%                73,990          487     2.64%
  FHLB advances                                       43,439          554     5.12%                29,870          465     6.24%
                                                  ----------     --------    -----             ----------     --------    -----
Total Interest-Bearing Funds                       1,319,600       10,536     3.20%             1,291,092       11,233     3.49%
                                                                 --------                                     --------
  Demand deposits                                    228,243                                      209,888
  Accrued expenses and other
    liabilities                                       15,592                                       15,052
                                                  ----------                                   ----------
           TOTAL LIABILITIES                       1,563,435                                    1,516,032
Shareholders' Equity                                 177,663                                      165,712
                                                  ----------                                   ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $1,741,098                                   $1,681,744
                                                  ==========                                   ==========

NET INTEREST INCOME                                               $19,757                                      $18,456
                                                                 ========                                     ========
INTEREST SPREAD                                                               4.37%                                        4.17%

NET INTEREST MARGIN                                                           4.94%                                        4.76%


         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

7.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 1994, and June 30, 1993, with the interest rate earned or paid on such amount.


                                                         Six Months Ended                              Six Months Ended
                                                             June 30                                       June 30
                                                               1994                                          1993
                                                  -------------------------------              -------------------------------
(Dollars in                                       Average                    Avg.              Average                    Avg.
Thousands)                                        Balance        Interest    Rate              Balance        Interest    Rate
                                                  ----------     --------    -----             ----------     --------    -----
ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                                   $    6,788      $   117     3.48%            $   41,611      $   610     2.96%
  Investment Securities:
    Taxable                                          354,663        9,545     5.38%               344,827        9,727     5.64%
    Tax-exempt (1)                                    52,646        2,716    10.32%                62,672        3,466    11.06%
                                                  ----------     --------    -----             ----------     --------    -----
          Total Securities                           407,309       12,261     6.02%               407,499       13,193     6.48%

  Loans, net of unearned
    income (1) (2)                                 1,204,504       47,231     7.91%             1,116,917       45,855     8.28%
  Allowance for possible loan
    losses                                           (19,256)                                     (17,323)
                                                  ----------                                   ----------
  Net loans                                        1,185,248                  8.04%             1,099,594                  8.41%
                                                  ----------     --------    -----             ----------     --------    -----
Total earning assets                               1,599,345      $59,609     7.50%             1,548,704      $59,658     7.75%
                                                                 --------    -----                            --------    -----
Other assets                                         136,683                                      125,824
                                                  ----------                                   ----------
           TOTAL ASSETS                           $1,736,028                                   $1,674,528
                                                  ==========                                   ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                       $1,200,287      $18,852     3.17%            $1,183,464      $20,825     3.55%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings                       77,019        1,084     2.84%                73,557        1,056     2.90%
  FHLB advances                                       39,786          984     4.99%                28,963          868     6.04%
                                                  ----------     --------    -----             ----------     --------    -----
Total Interest-Bearing Funds                       1,317,092       20,920     3.20%             1,285,984       22,749     3.57%
                                                                 --------                                     --------
  Demand deposits                                    227,392                                      207,994
  Accrued expenses and other
    liabilities                                       15,447                                       15,394
                                                  ----------                                   ----------
           TOTAL LIABILITIES                       1,559,931                                    1,509,372
Shareholders' Equity                                 176,097                                      165,156
                                                  ----------                                   ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $1,736,028                                   $1,674,528
                                                  ==========                                   ==========
NET INTEREST INCOME                                               $38,689                                      $36,909
                                                                 ========                                     ========
INTEREST SPREAD                                                               4.30%                                        4.19%

NET INTEREST MARGIN                                                           4.87%                                        4.79%


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


EARNINGS SUMMARY

Net income for the second quarter of 1994 was a record $6.21 million or $.52 per share compared to $5.58 million or $.47 per share for the second quarter of 1993. This represents a 11.23% increase in net income and a 10.64% increase in earnings per share. Net income per share for the first half of 1994 was $1.03, or a 13.19% increase over $.91 for the first six months of 1993. Net income for the first half of 1994 was a record $12.3 million, which is a 13.82% increase over the $10.8 million earned in the same period of 1993. United's annualized return on average assets of 1.42% and return on average shareholders' equity of 14.09% both compare very favorably with regional and national peer groups.

United has strong core earnings with a net interest margin of 4.87% for the first six months of 1994. Net interest income increased 6.32% and remained strong and showed improvement for the first half of 1994 as compared to the same period for 1993 while the provision for possible loan losses decreased in the first half of 1994 when compared to the first half of 1993. However, it was comparable to the provision made for the last half of 1993. Noninterest income decreased 18.32% and 6.48% for the second quarter and first half of 1994, respectively, when compared to the second quarter and first six months of 1993. This overall decrease in noninterest income is primarily attributed to a significant decrease in gains on security transactions and a decrease in fee income from decreased activity in customer accounts for which a fee is charged. However, noninterest income, excluding security gains, was only down 11.48% for the quarter and 1.74% for the first six months of 1994 when compared to the same periods of 1993. Noninterest expenses decreased 1.41% for the second quarter and 4.86% for the first half of 1994, as management's cost containment efforts have been successful in controlling noninterest expenses. Income taxes were higher for the second quarter and first half of 1994 than for the same periods of 1993, with effective tax rates of 35.4% and 34.8% for the second quarter and first half of 1994, respectively, as compared to 31.0% for both the second quarter and first six months of 1993.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income strengthened and improved in the second quarter and first six months of 1994, when compared to the same periods of 1993. Net interest income before the provision for possible loan losses increased $1,560,000 or 8.95% and $2,209,000 or 6.32% for the second quarter and first six months of 1994 as compared to the second quarter and first six months of 1993, respectively. The increase is largely due to the strong loan growth lead by mortgage loans and the decline in the cost of funds. United's tax-equivalent net interest margin rose from 4.76% in the second quarter of 1993 to 4.94% in the second quarter of 1994. Additionally, there was an increase from the first half of 1993 in which the margin improved from 4.79% to 4.87% in the same period of 1994. Additionally, the tax-equivalent net interest margin showed an improvement over that achieved for the year ended December 31, 1993 of 4.75%. The combination of an improved net interest spread with increased loan volumes and smaller increases in interest-bearing deposits as compared to the year ended December 31, 1993, and the first half of 1993 have helped United maintain a strong interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

In order to maintain a balance in the allowance for possible loan losses which is sufficient to absorb potential loan losses, a charge to expense is made. This charge is known as the provision for possible loan losses. For the quarters ended June 30, 1994 and 1993, the provision for possible loan losses was $468,000 and $922,000, respectively, while the first six months total provisions were $918,000 for 1994 as compared to $3,042,000 for 1993. The allowance for possible loan losses as a percentage of loans, net of unearned income, held at 1.6% at June 30, 1994, as compared to December 31, 1993, and June 30, 1993. In addition, the "coverage ratio" of both nonperforming loans and nonperforming assets improved. (See the discussion below.)

United's continued improvement in credit quality is evidenced by the low level of charge-offs in the second quarter of 1994. Net charge-offs during the second quarter of 1994 and 1993 were $330,000 and $486,000, respectively. Net charge-offs during the first six months of 1994 and 1993 were $509,000 and $679,000, respectively. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, increased $31,969,000 during the second quarter of 1994 and have increased $52,421,000 since year end 1993. Even with strong loan growth in the first six months of 1994, management only slightly increased the allowance for loan losses primarily due to: (i) the continued improvement of credit quality; (ii) the increased coverage ratio of both nonperforming loans and nonperforming assets; and (iii) the building of the allowance as a percentage of loans closer to national peer group levels.

Nonperforming loans and troubled debt restructurings were $11,269,000 at June 30, 1994 and $13,517,000 at year-end 1993. Nonperforming loans and troubled debt restructurings, as a percentage of loans, net of unearned income, declined from 1.14% to 0.91% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more decreased $797,000 or 32.19% during the first six months of 1994; while troubled debt restructurings decreased $60,000 or 2.45% since year-end 1993. Additionally, nonaccrual loans decreased $1,511,000 or 17.59% and other real estate owned decreased by over $300,000, which resulted in an overall decrease in nonperforming assets.

As of June 30, 1994, the ratio of the allowance for loan losses to nonperforming loans rose to 172.4% as compared to 140.7% as of December 31, 1993.
Accordingly, management believes that the allowance for loan losses of $19,424,000 as of June 30, 1994, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Total other income, including gains on securities transactions, was $2,974,000 in the second quarter of 1994, or an 18.3% decrease as compared to $3,641,000 in the second quarter of 1993. Total other income, including gains on securities transactions, for the first six months of 1994 was $6,194,000 as compared to $6,623,000 for the first six months of 1993 which represents a 6.5% decrease. This overall decrease in noninterest income is primarily attributed to a decrease of $322,000 or 67.9% in gains on security transactions and a decrease of $189,000 or 4.4% in fee income from decreased activity in customer accounts for which a fee is charged.
Management's emphasis on improving noninterest income continues.

As evidenced by the Unaudited Condensed Consolidated Statement of Cash Flows included elsewhere herein, the volume of securities sold was insignificant in both periods. The $152,000 of gains on sales reported in the six month period ended June 30, 1994 relates almost entirely to marketable equity securities which were reclassified to available-for-sale at January 1, 1994.

OTHER EXPENSES

Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Even with the added expenses of a purchase accounting acquisition included in the first six months of 1994 but not in the first half of 1993, total other expenses decreased.
Other expenses decreased $170,000 or 1.41% to $11,888,000 for the second quarter of 1994 as compared to $12,058,000 for the second quarter of 1993. Other expenses were $23,555,000 for the first six months of 1994, this is a 4.86% decrease from the $24,757,000 recorded for the first six months of 1993. These decreases for the second quarter and first six months of 1994 resulted from a combination of management's cost control efforts and certain nonrecurring expenses being incurred in the first six months of 1993, but not in the first six months of 1994.

Total salaries and benefits were unchanged for the second quarter and decreased $152,000 or 1.35% for the first half of 1994 when compared to the same periods of 1993. In addition, net occupancy expense increased $81,000 or 7.05% when compared to the second quarter of 1993, and $39,000 or 1.70% as compared to the first six months of 1993.

Other expenses decreased $249,000 or 4.63% for the second quarter and $1,089,000 or 9.73% for the first half of 1994 as compared to the same periods of 1993.
The decrease in other expenses relates primarily to nonrecurring expenses which included certain merger expenses for the two acquisitions consummated by United during 1993. A lower provision to the other real estate owned reserve was also a factor contributing to the decrease in other expenses when comparing the second quarter and the first half of 1994 to the same periods of 1993.

Various bank affiliates provide certain health care and life insurance benefits for retired employees. The cost of retiree health care and life insurance benefits is recognized as expense when paid. The Company does not anticipate providing post-retirement benefits to its currently active employees after retirement except on a fully contributory basis. Accordingly, post-retirement benefits are immaterial with annual costs which approximate $50,000.

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

INCOME TAXES

Income tax expense for the three months ended June 30, 1994 and 1993 was $3,402,000 and $2,512,000, respectively. Income tax expense for the first half of 1994 was $6,560,000 as compared to $4,277,000 for 1993. These increases of 35.43% for the quarter and 53.38% for the first half are the result of increased pre-tax income, decreased tax-exempt income and increased statutory federal tax rates. United's effective tax rate was significantly higher at 35.4% for the second quarter of 1994 when compared to 31.03% for the second quarter of 1993. The effective tax rate for the first six months of 1994 was 34.78% as compared to 31.09% for the first six months of 1993.

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

A primary objective of Asset/Liability Management is controlling interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table on pages 22 and 23 of this report, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $105,288,000 or a 6.47% ratio of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Interest Rate Sensitivity Gap

(In Thousands)


                                                                                     June 30, 1994
                                                -----------------------------------------------------------------------------------
                                                                Days
                                                ---------------------------------     Total        1-5       Over 5
                                                  0-90        91-180     181-365     One Year     Years       Years       Total
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------
ASSETS

Interest-Earning Assets:
- - ------------------------

  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                                 $   2,375               $     100    $   2,475                           $    2,475

  Investment and Marketable
    Equity Securities:
    Taxable                                        19,470   $  32,323      49,222      101,015   $ 157,753   $  78,872      337,640
    Tax-exempt                                      2,635       1,755       4,489        8,879      25,156      19,531       53,566
  Loans, net of unearned
    income                                        503,675      70,900     136,595      711,170     377,926     144,112    1,233,208
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------

Total Interest-Earning Assets                   $ 528,155   $ 104,978   $ 190,406   $  823,539   $ 560,835   $ 242,515   $1,626,889
                                                =========   =========   =========   ==========   =========   =========   ==========

LIABILITIES

Interest-Bearing Funds:
- - -----------------------

  Savings and NOW accounts                      $ 679,355                           $  679,355                           $  679,355
  Time deposits of $100,000 & over                 28,320   $  13,914   $  12,736       54,970   $  17,049                   72,019
  Other time deposits                             139,364     101,594      79,411      320,369     126,258   $   1,006      447,633
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                                     70,392                               70,392                               70,392
  FHLB advances                                    32,980          72      15,071       48,123                               48,123
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------

Total Interest-Bearing Funds                    $ 950,411   $ 115,580   $ 107,218   $1,173,209   $ 143,307   $   1,006   $1,317,522
                                                =========   =========   =========   ==========   =========   =========   ==========

Interest Sensitivity Gap                        ($422,256)  ($ 10,602)  $  83,188   ($ 349,670)  $ 417,528   $ 241,509   $  309,367
                                                =========   =========   =========   ==========   =========   =========   ==========

Cumulative Gap                                  ($422,256)  ($432,858)  ($349,670)  ($ 349,670)  $  67,858   $ 309,367   $  309,367
                                                =========   =========   =========   ==========   =========   =========   ==========

Cumulative Gap as a Percentage
  of Total Earning Assets                          -25.95%     -26.61%     -21.49%      -21.49%       4.17%      19.02%       19.02%


Management Adjustments                            631,198     (42,080)    (84,160)     504,958    (504,958)                       0
Off-Balance Sheet Activities                      (50,000)                             (50,000)                             (50,000)
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------
Cumulative Management Adjusted
  Gap and Off-Balance Sheet Activities          $ 158,942   $ 106,260   $ 105,288   $  105,288   $  17,858   $ 259,367   $  259,367
                                                =========   =========   =========   ==========   =========   =========   ==========

Cumulative Management Adjusted Gap
  and Off-Balance Sheet Activities as a
  Percentage of Earning Assets                       9.77%       6.53%       6.47%        6.47%       1.10%      15.94%       15.94%



UNITED BANKSHARES, INC. AND SUBSIDIARIES

Interest Rate Sensitivity Gap

(In Thousands)


                                                                                   December 31, 1993
                                                -----------------------------------------------------------------------------------
                                                                Days
                                                ---------------------------------     Total        1-5       Over 5
                                                  0-90        91-180     181-365     One Year     Years       Years       Total
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------
ASSETS

Interest-Earning Assets:
- - ------------------------

  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                                 $     100                            $     100                           $      100

  Investment and Marketable
    Equity Securities:
    Taxable                                        64,573   $  30,302   $  51,343      146,218   $ 190,354   $  38,548      375,120
    Tax-exempt                                      3,514       2,083       4,469       10,066      27,987      17,155       55,208
  Loans, net of unearned
    income                                        493,448      82,423     132,494      708,365     362,188     101,680    1,172,233
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------

Total Interest-Earning Assets                   $ 561,635   $ 114,808   $ 188,306   $  864,749   $ 580,529   $ 157,383   $1,602,661
                                                =========   =========   =========   ==========   =========   =========   ==========

LIABILITIES

Interest-Bearing Funds:
- - -----------------------

  Savings and NOW accounts                      $ 670,000                           $  670,000                           $  670,000
  Time deposits of $100,000 & over                 31,493   $  19,795   $  17,062       68,350   $   4,610                   72,960
  Other time deposits                             142,942     112,131      95,957      351,030     106,805   $     603      458,438
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                                     72,610                               72,610                               72,610
  FHLB advances                                    11,900          80       5,152       17,132      15,071                   32,203
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------

Total Interest-Bearing Funds                    $ 928,945   $ 132,006   $ 118,171   $1,179,122   $ 126,486   $     603   $1,306,211
                                                =========   =========   =========   ==========   =========   =========   ==========

Interest Sensitivity Gap                        ($367,310)  ($ 17,198)  $  70,135   ($ 314,373)  $ 454,043   $ 156,780   $  296,450
                                                =========   =========   =========   ==========   =========   =========   ==========

Cumulative Gap                                  ($367,310)  ($384,508)  ($314,373)  ($ 314,373)  $ 139,670   $ 296,450   $  296,450
                                                =========   =========   =========   ==========   =========   =========   ==========

Cumulative Gap as a Percentage
  of Total Earning Assets                          -22.92%     -23.99%     -19.62%      -19.62%       8.71%      18.50%       18.50%


Management Adjustments                            616,828     (41,121)    (82,244)     493,463    (493,463)                       0
Off-Balance Sheet Activities
                                                ---------   ---------   ---------   ----------   ---------   ---------   ----------
Cumulative Management Adjusted
  Gap and Off-Balance Sheet Activities          $ 249,518   $ 191,199   $ 179,090   $  179,090   $ 139,670   $ 296,450   $  296,450
                                                =========   =========   =========   ==========   =========   =========   ==========

Cumulative Management Adjusted Gap
  and Off-Balance Sheet Activities as a
  Percentage of Earning Assets                      15.57%      11.93%      11.17%       11.17%       8.71%      18.50%       18.50%



Additionally, United has begun using certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. At June 30, 1994, the total notional amount of interest rate swaps in effect was $50 million. The current maturity of the swap portfolio is two years and seven months. During the second quarter of 1994, interest rate swaps contributed $58,000 to net interest income, and $159,000 for the first six months of 1994. United did not have interest rate swaps during 1993.

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

For the six months ended June 30, 1994, United generated $15,926,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $16,542,000 was used by investing activities which was primarily due to increased lending activity. Additional sources of cash and cash equivalents during the first six months were provided by financing activities totaling $18,635,000, which were largely comprised of increases in FHLB advances and deposits. The net effect of this activity is an increase in cash and cash equivalents of $18,019,000 for the first six months of 1994.

United anticipates no difficulty in meeting its ability to service its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available to it.

The asset and liability committee monitors liquidity to ascertain that a strong liquidity position is maintained. In addition, variable rate loans are a priority. These policies should help to protect net interest income against fluctuations in interest rates. No changes are anticipated in the policies of United's asset and liability committee.

Total shareholders' equity increased to $177,042,000 which is an increase of 3.55% from December 31, 1993. United's equity to assets ratio was 10.12% at June 30, 1994 and 9.94% at December 31, 1993. Capital and reserves to total assets increased from 11.04% at December 31, 1993, to 11.23% at June 30, 1994.

The second quarter dividend was $.26 per common share and dividends totaled $.52 per common share for the six month period ended June 30, 1994. These represent an increase of 13.04% over both the second quarter and the first six months of 1993. Total cash dividends paid were $3,100,000 for the second quarter and $6,196,000 for the first six months of 1994, an increase of 22.10% and 22.04% over the comparable periods in 1993.

United's risk-based capital ratios of 15.73% at June 30, 1994, and 15.28% at December 31, 1993, are both considerably in excess of the current requirement of 8.00%. Total risk-based capital at June 30, 1994 and December 31, 1993 of $179,953,000 and $172,648,000, respectively, exceeded the regulatory minimum requirement by $88,446,000 and $82,240,000, respectively. United's Tier I capital ratios are comparable to its total risk-based capital ratios and are well above regulatory minimum requirements.

As a bank holding company, United is permitted by Regulation Y of the Federal Reserve Board, under certain circumstances, to purchase up to 10% of its common stock as treasury stock without obtaining prior approval of the Federal Reserve Board. Total treasury shares as of June 30, 1994, amounted to 11,420 shares at a cost of $227,000. It is management's intention to purchase treasury stock whenever it is beneficial to United based on such factors as cash dividends, timing and stock availability.