Form 10-Q
period 1994-09-30
UNITED BANKSHARES INC/WV
filed 1994-11-14
CIK 729986

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                      __________________________________

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1994

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

Class-- Common Stock,$2.50 Par Value; 11,954,496 shares outstanding as of October 31, 1994.

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

  Consolidated Balance Sheets (Unaudited)
  September 30, 1994 and December 31, 1993 .....................6

  Consolidated Statements of Income (Unaudited) for the
  Three Months and Nine Months Ended September 30,
  1994 and 1993.................................................7

  Consolidated Statement of Changes in Shareholders'
  Equity (Unaudited) for the Nine Months Ended
  September 30, 1994 ...........................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months Ended September 30, 1994 and 1993 ........9

  Notes to Consolidated Financial Statements ..................10


Information required by Item 303 of Regulation S-K.............16

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


Item 1. Legal Proceedings..........................Not Applicable
- - -------------------------



Item 2. Changes in Securities......................Not Applicable
- - -----------------------------



Item 3. Defaults Upon Senior Securities ...........Not Applicable
- - ---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued


Item 4.  Submission of Matters to a
         Vote of Security Holders..................Not Applicable

_________________________________________________________________

Item 5.  Other Information ........................Not Applicable
_________________________________________________________________

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________________________________


     (a)  Exhibits required by Item 601 of
          Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule


     (b)  Reports on Form 8-K .....................Not Applicable

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNITED BANKSHARES, INC.
                                     -----------------------
                                           (Registrant)



Date  November 14, 1994              /s/ Richard M. Adams
    ---------------------          ---------------------------
                                    Richard M. Adams, Chairman of
                                    the Board and Chief Executive
                                    Officer


Date  November 14, 1994             /s/ Steven E. Wilson
    ---------------------          ---------------------------
                                    Steven E. Wilson, Executive
                                    Vice President, Treasurer and
                                    Chief Financial Officer

                                    PART I

                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The September 30, 1994 and December 31, 1993, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months and nine months ended September 30, 1994 and 1993, and the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1994, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                   September 30       December 31
                                                        1994              1993
                                                   -------------      ------------
ASSETS
  Cash and due from banks                            $75,842,000       $60,750,000
  Federal funds sold                                     750,000
  Interest-bearing deposits with other banks                               100,000
                                                   -------------      ------------
     Total cash and cash equivalents                  76,592,000        60,850,000

  Securities available for sale (at market)          140,880,000
  Investment securities (market value--
      $243,446,000 at September 30, 1994,
      and $438,223,000 at December 31, 1993)         251,043,000       430,427,000
  Loans
    Commercial, financial, and agricultural          196,655,000       218,559,000
    Real Estate:
         Single family residential                   508,367,000       442,855,000
         Commercial                                  298,015,000       267,936,000
         Construction                                 15,388,000        12,687,000
         Other                                        15,301,000        15,331,000
    Installment                                      232,513,000       229,847,000
                                                   -------------     -------------
                                                   1,266,239,000     1,187,215,000
  Less: Unearned income                               (5,381,000)       (6,428,000)
        Allowance for loan losses                    (19,999,000)      (19,015,000)
                                                   -------------     -------------
  Net loans                                        1,240,859,000     1,161,772,000
  Bank premises and equipment                         31,297,000        31,113,000
  Interest receivable                                 11,133,000        10,542,000
  Other assets                                        25,692,000        25,480,000
                                                   -------------    --------------
                                    TOTAL ASSETS  $1,777,496,000    $1,720,184,000
                                                   =============    ==============


LIABILITIES
  Domestic deposits
     Noninterest-bearing                            $238,090,000      $229,131,000
     Interest-bearing                              1,202,148,000     1,201,398,000
                                                   -------------    --------------
                                  TOTAL DEPOSITS   1,440,238,000     1,430,529,000
  Short-term borrowings
     Federal funds purchased                           4,510,000         5,339,000
     Securities sold under agreements to repurchase   69,604,000        67,271,000
  Federal Home Loan Bank borrowings                   68,043,000        32,203,000
  Accrued expenses and other liabilities              16,885,000        13,870,000
                                                   -------------    --------------
                               TOTAL LIABILITIES   1,599,280,000     1,549,212,000

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value;
         Authorized--20,000,000 shares; issued
         and outstanding--11,954,496 at September
         30, 1994, and at December 31, 1993,
         including 76,020 and 27,720 shares in
         treasury at September 30, 1994, and
         at December 31, 1993, respectively           29,886,000        29,886,000
     Surplus                                          32,348,000        32,616,000
     Retained earnings                               118,358,000       109,020,000
     Net unrealized loss on securities available
      for sale                                          (515,000)
     Treasury stock                                   (1,861,000)         (550,000)
                                                   -------------    --------------
                      TOTAL SHAREHOLDERS' EQUITY     178,216,000       170,972,000
                                                   -------------    --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,777,496,000    $1,720,184,000
                                                   =============    ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                    Three Months Ended        Nine Months Ended
                                                        September 30             September 30
                                                -----------------------    ------------------------
                                                    1994         1993          1994          1993
                                                    ----         ----          ----          ----
INTEREST INCOME
  Interest and fees on loans                    $25,661,000  $22,772,000    $72,296,000  $67,865,000
  Interest on federal funds sold                     70,000       80,000        187,000      690,000
  Interest and dividends on securities:
    Taxable                                       4,656,000    5,540,000     14,141,000   15,211,000
    Exempt from federal taxes                       889,000      930,000      2,655,000    3,183,000
  Other interest income                              30,000        3,000         90,000       59,000
                                                -----------  -----------    -----------  -----------
                       TOTAL INTEREST INCOME     31,306,000   29,325,000     89,369,000   87,008,000
                                                -----------  -----------    -----------  -----------
INTEREST EXPENSE
  Interest on deposits                            9,638,000   10,029,000     28,490,000   30,854,000
  Interest on short-term borrowings                 740,000      528,000      1,810,000    1,584,000
  Interest on long-term borrowings                  712,000      583,000      1,710,000    1,451,000
                                                -----------  -----------    -----------  -----------
                       TOTAL INTEREST EXPENSE    11,090,000   11,140,000     32,010,000   33,889,000
                                                -----------  -----------    -----------  -----------
                       NET INTEREST INCOME       20,216,000   18,185,000     57,359,000   53,119,000
PROVISION FOR POSSIBLE LOAN LOSSES                  450,000      663,000      1,368,000    3,705,000
                                                -----------  -----------    -----------  -----------
       NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES         19,766,000   17,522,000     55,991,000   49,414,000
                                                -----------  -----------    -----------  -----------
OTHER INCOME
  Trust department income                           617,000      542,000      2,152,000    1,980,000
  Other charges, commissions, and fees            2,157,000    2,218,000      6,314,000    6,564,000
  Other income                                      108,000      213,000        458,000      578,000
  Investment securities gains                             0        5,000        152,000      479,000
                                                -----------  -----------    -----------  -----------
                       TOTAL OTHER INCOME         2,882,000    2,978,000      9,076,000    9,601,000
                                                -----------  -----------    -----------  -----------
OTHER EXPENSES
  Salaries and employee benefits                  5,635,000    5,342,000     16,753,000   16,612,000
  Net occupancy expense                           1,178,000    1,012,000      3,516,000    3,311,000
  Other expense                                   5,915,000    5,720,000     16,014,000   16,908,000
                                                -----------  -----------    -----------  -----------
                        TOTAL OTHER EXPENSES     12,728,000   12,074,000     36,283,000   36,831,000
                                                -----------  -----------    -----------  -----------

     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING FOR
        INCOME TAXES                              9,920,000    8,426,000     28,784,000   22,184,000

INCOME TAXES                                      3,478,000    2,660,000     10,038,000    6,937,000
                                                -----------  -----------    -----------  -----------
     INCOME BEFORE CUMULATIVE EFFECT OF
          ACCOUNTING CHANGE                       6,442,000    5,766,000     18,746,000   15,247,000

CUMULATIVE EFFECT AS OF JANUARY 1, 1993 OF CHANGE
    IN METHOD OF ACCOUNTING FOR INCOME TAXES                                               1,329,000
                                                -----------  -----------    -----------  -----------
NET INCOME                                       $6,442,000   $5,766,000    $18,746,000  $16,576,000
                                                ===========  ===========    ===========  ===========
Earnings per common share:
Income before cumulative effect of accounting
 change                                               $0.54        $0.48          $1.57        $1.28
Cumulative effect of accounting change                                                         $0.11
Net income                                            $0.54        $0.48          $1.57        $1.39

Average outstanding shares                       11,921,187   11,920,069     11,930,811   11,921,799


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                                     Nine Months Ended September 30, 1994
                                  ------------------------------------------------------------------------------------------------


                                          Common Stock                                   Net Unrealized
                                  ------------------------                               Gain/(Loss) on                 Total
                                                   Par                      Retained   Securities Available Treasury  Shareholders'
                                   Shares         Value         Surplus     Earnings        for Sale         Stock      Equity
                                  ----------   ------------   ------------  ---------- ------------------- ----------  ------------

Balance at January 1, 1994        11,954,496    $29,886,000    $32,616,000  $109,020,000            $0    ($550,000) $170,972,000
Change in method of accounting
  for securities                                                                             1,284,000                  1,284,000
Net income                                                                    18,746,000                               18,746,000
Cash dividends ($.79 per share)                                               (9,408,000)                              (9,408,000)
Net change in unrealized gain/(loss)
  on securities available for sale                                                          (1,799,000)                (1,799,000)
Purchase of treasury stock                                                                               (2,015,000)   (2,015,000)
Common stock options exercised                                    (268,000)                                 704,000       436,000
                                  ----------   ------------   ------------  ------------   ------------  ----------  ------------
Balance at September 30, 1994     11,954,496    $29,886,000    $32,348,000  $118,358,000     ($515,000) ($1,861,000) $178,216,000
                                  ==========   ============   ============  ============   ============  ==========  ============

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                            Nine Months Ended
                                                               September 30
                                                       ----------------------------
                                                             1994          1993
                                                           -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 25,193,000  $ 21,657,000

INVESTING ACTIVITIES
  Proceeds from sales of securities                         2,714,000    13,872,000
  Proceeds from maturities and calls of securities         94,076,000   166,319,000
  Purchase of securities                                  (59,687,000) (225,022,000)
  Net purchase of bank premises and equipment              (2,165,000)     (926,000)
  Net cash of purchased banks                                             1,693,000
  Changes in:
    Loans                                                 (80,455,000)  (20,936,000)
                                                          -----------   -----------
        NET CASH (USED) BY INVESTING ACTIVITIES           (45,517,000)  (65,000,000)
                                                          -----------   -----------
FINANCING ACTIVITIES
  Cash dividends paid                                      (9,408,000)   (7,937,000)
  Net acquisition of treasury stock                        (1,579,000)     (188,000)
  Pre-merger stock options exercised by pooled banks                        120,000
  Changes in:
    Deposits                                                9,709,000   (29,809,000)
    Federal funds purchased and securities
      sold under agreements to repurchase                   1,504,000     1,306,000
  Proceeds from FHLB advances                              35,840,000    29,716,000
                                                          -----------   -----------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   36,066,000    (6,792,000)
                                                          -----------   -----------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         15,742,000   (50,135,000)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         60,850,000   129,473,000
                                                          -----------   -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD              $76,592,000   $79,338,000
                                                          ===========   ===========

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

Effective January 1, 1994, United adopted Financial Accounting Standards Board, ("FASB"), Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115") which was effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that United has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that United does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. In accordance with SFAS No. 115, prior period financial statements have not been restated for the change in accounting principle. At September 30, 1994, the cumulative unrealized net loss on available-for-sale securities resulted in a decrease of $515,000 to shareholders' equity.

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


3.  SECURITIES

The following is a summary of the amortized cost of investment securities held to maturity at September 30, 1994, and all securities at December 31, 1993:

                                         September 30  December 31
                                             1994         1993
                                        -------------- ------------
                                               (in thousands)
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies               $ 86,153     $220,805
   Obligations of state and political
     subdivisions                              55,474       55,209
   Mortgage-backed securities                 101,321      131,322
   Marketable equity securities                              2,182
   Other                                        8,095       20,909
                                             --------     --------
                                             $251,043     $430,427
                                             ========     ========


The book and market value of securities available-for-sale at September 30, 1994 are as follows:

                           Book        Market
                          Value        Value
                        ----------   ---------
                            (in thousands)

     Under 1 year        $ 88,523     $ 88,603
     1-5 years             41,640       40,991
     6-10 years               841          841
     Over 10 years         10,669       10,445
                         --------     --------

         Total           $141,673     $140,880
                         ========     ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES


3.  SECURITIES (continued)

The following is a summary of the amortized cost, unrealized gains and losses and market value of securities available for sale:

                                             September 30
                                                 1994
                             --------------------------------------------
                                            (in thousands)
                                          Gross       Gross     Estimated
                             Amortized  Unrealized  Unrealized    Fair
                               Cost       Gains       Losses      Value
                             ---------  ----------  ----------  ---------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                $128,428        $321      $1,186   $127,563

Marketable equity
  securities                     1,536         341          49      1,828
Other                           11,709           4         224     11,489
                              --------        ----      ------   --------
Total                         $141,673        $666      $1,459   $140,880
                              ========        ====      ======   ========


4.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                                                      September 30   December 31
                                                                          1994          1993
                                                                      ------------   -----------
                                                                           (in thousands)
    Loans past due 90 days or more
      and still accruing interest                                        $1,539         $ 2,476
    Troubled debt restructurings                                            899           2,453
    Nonaccrual loans                                                      6,728           8,588
                                                                         ------         -------

                                                                         $9,166         $13,517
                                                                         ======         =======

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES


5.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:

                              Three Months Ended              Nine Months Ended
                                  September 30                   September 30
                             ----------------------         ----------------------
                                                (in thousands)
                                1994           1993            1994           1993
                             -------        -------         -------        -------
Balance at beginning of
 period                      $19,424        $18,314         $19,015        $15,952

Balance of purchased
 banks                                          504                            504

Provision charged to
 expense                         450            663           1,368          3,705
                             -------        -------         -------        -------
                              19,874         19,481          20,383         20,161
Loans charged-off               (303)          (995)         (1,157)        (2,176)
Less recoveries                  428            203             773            704
                             -------        -------         -------        -------
Net Charge-offs                  125           (792)           (384)        (1,472)
                             -------        -------         -------        -------
Balance at end of
 period                      $19,999        $18,689         $19,999        $18,689
                             =======        =======         =======        =======


6.  COMMITMENTS AND CONTINGENT LIABILITIES

There are outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $18,541,000 and $21,030,000 at September 30, 1994, and December 31, 1993,
respectively.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

7.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 1994, and September 30, 1993, with the interest rate earned or paid on such amount.

                                                    Three Months Ended               Three Months Ended
                                                       September 30                     September 30
                                                          1994                             1993
                                                ---------------------------       --------------------------
(Dollars in                                     Average                Avg.       Average               Avg.
Thousands)                                      Balance     Interest   Rate       Balance    Interest   Rate
                                                -------     --------   ----       -------    --------   ----
ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                                    $5,909        $70    4.70%       $10,991      $83   3.00%
  Investment Securities:
    Taxable                                       339,531      4,686    5.52%       388,579    5,540   5.70%
    Tax-exempt (1)                                 54,112      1,388   10.26%        54,171    1,409  10.40%
                                               ----------   --------  --------   ----------  -------  ------
              Total Securities                    393,643      6,074    6.17%       442,750    6,949   6.28%

  Loans, net of unearned
    income (1) (2)                              1,241,592     25,940    8.29%     1,112,357   22,782   8.13%
  Allowance for possible loan
    losses                                        (19,774)                          (16,864)
                                               ----------                        ----------
  Net loans                                     1,221,818               8.42%     1,095,493            8.25%
                                               ----------   --------  --------   ----------  -------  ------
Total earning assets                            1,621,370    $32,084    7.86%     1,549,234  $29,814   7.65%
                                                            --------  --------               -------  ------
Other assets                                      139,424                           149,386
                                               ----------                        ----------
                  TOTAL ASSETS                 $1,760,794                        $1,698,620
                                               ==========                        ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                    $1,196,340     $9,638    3.20%    $1,168,013  $10,029   3.41%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings                    82,805        740    3.55%        69,268      528   3.02%
  FHLB advances                                    54,003        712    5.23%        57,805      583   4.00%
                                               ----------   --------  --------   ----------  -------  ------
Total Interest-Bearing Funds                    1,333,148     11,090    3.30%     1,295,086   11,140   3.41%
                                                             -------                         -------  ------
  Demand deposits                                 232,148                           218,135
  Accrued expenses and other
    liabilities                                    15,860                            16,667
                                               ----------                        ----------
           TOTAL LIABILITIES                    1,581,156                         1,529,888
Shareholders' Equity                              179,638                           168,732
                                               ----------                        ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                   $1,760,794                        $1,698,620
                                               ==========                        ==========

NET INTEREST INCOME                                          $20,994                         $18,674
                                                            ========                         =======
INTEREST SPREAD                                                         4.56%                          4.24%

NET INTEREST MARGIN                                                     5.15%                          4.80%


  (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
  (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

7.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 1994, and September 30, 1993, with the interest rate earned or paid on such amount.


                                     Nine Months Ended            Nine Months Ended
                                       September 30                 September 30
                                           1994                         1993
                                 -------------------------     -----------------------
(Dollars in                      Average              Avg.     Average            Avg.
Thousands)                       Balance    Interest  Rate     Balance  Interest  Rate
                                ----------  -------- ------- ---------- -------- -------

ASSETS

Earning assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other
    short-term investments          $6,492      $187   3.85%    $33,222     $749   3.01%
  Investment Securities:
    Taxable                        349,564    14,231   5.43%    357,353   15,211   5.68%
    Tax-exempt (1)                  53,140     4,103  10.29%     59,400    4,823  10.83%
                                ----------  -------- ------- ---------- -------- -------
              Total Securities     402,704    18,334   6.07%    416,753   20,033   6.41%

  Loans, net of unearned
    income (1) (2)               1,217,003    73,171   8.04%  1,111,711   68,044   8.18%
  Allowance for possible loan
    losses                         (19,431)                     (16,163)
                                ----------                   ----------
  Net loans                      1,197,572             8.17%  1,095,548            8.30%
                                ----------  -------- ------- ---------- -------- -------
Total earning assets             1,606,768   $91,692   7.63%  1,545,523  $88,826   7.68%
                                            -------- -------            -------- -------
Other assets                       137,607                      135,435
                                ----------                   ----------
                  TOTAL ASSETS  $1,744,375                   $1,680,958
                                ==========                   ==========
LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits     $1,198,957   $28,490   3.18% $1,185,143  $30,854   3.48%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings     78,969     1,810   3.06%     70,013    1,584   3.02%
  FHLB advances                     44,577     1,710   5.13%     37,378    1,451   5.19%
                                ----------  -------- ------- ---------- -------- -------
Total Interest-Bearing Funds     1,322,503    32,010   3.24%  1,292,534   33,889   3.51%
                                            --------                    --------
  Demand deposits                  228,996                      208,120
  Accrued expenses and other
    liabilities                     15,586                       14,799
                                ----------                   ----------
           TOTAL LIABILITIES     1,567,085                    1,515,453
Shareholders' Equity               177,290                      165,505
                                ----------                   ----------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY     $1,744,375                   $1,680,958
                                ==========                   ==========

NET INTEREST INCOME                          $59,682                     $54,937
                                            ========                    ========
INTEREST SPREAD                                       4.39%                       4.17%

NET INTEREST MARGIN                                   4.96%                       4.75%


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

The following discussion and analysis present the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and analysis should be read in conjunction with the unaudited financial statements and accompanying notes thereto which are included elsewhere in this document. All references to United in this discussion and analysis are considered to refer to United and its wholly-owned subsidiaries, unless otherwise indicated.


EARNINGS SUMMARY

Net income for the third quarter of 1994 was a record $6.42 million or $.54 per share compared to $5.77 million or $.48 per share for the third quarter of 1993. This represents an 11.71% increase in both net income and earnings per share. Net income per share for the first nine months of 1994 was $1.57, or a 13.01% increase over $1.39 for the first nine months of 1993. Net income for the first nine months of 1994 was a record $18.75 million, which is a 13.09% increase over the $16.58 million earned in the same period of 1993. United's annualized return on average assets of 1.44% and return on average shareholders' equity of 14.14% both compare excellently with regional and national peer groups.

United has strong core earnings with a net interest margin of 4.96% for the first nine months of 1994 and 5.15% for the third quarter of 1994. Net interest income increased 7.98% and remained strong and showed improvement for the first nine months of 1994 as compared to the same period for 1993. The provision for possible loan losses decreased in the first nine months of 1994 when compared to the first nine months of 1993 primarily due to excellent asset quality and very low charge-offs. Noninterest income decreased 3.22% and 5.47% for the third quarter and first nine months of 1994, respectively, when compared to the comparable periods of 1993. This overall decrease in noninterest income is primarily attributed to a significant decrease in gains on security transactions and a decrease in fee income from reduced activity in customer accounts for which a fee is charged. However, trust income showed improvement over both the third quarter and first nine months of 1993 as it increased 13.84% and 8.69%, respectively. Noninterest expenses increased 5.42% for the third quarter, but decreased 1.49% for the first nine months of 1994, as management's cost containment efforts have continued to be successful in controlling noninterest expenses. Income taxes were higher for the third quarter and first nine months of 1994 than for the same periods of 1993, with effective tax rates of 35.1% and 34.9% for the third quarter and first nine months of 1994, respectively, as compared to 31.6% for third quarter of 1993 and 31.3% for the first nine months of 1993.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income strengthened and improved in the third quarter and first nine months of 1994, when compared to the same periods of 1993. Net interest income before the provision for possible loan losses increased $2,031,000 or 11.17% and $4,240,000 or 7.98% for the third quarter and first nine months of 1994 as compared to the third quarter and first nine months of 1993, respectively. The increase is largely due to strong loan growth, lead by mortgage loans, and the repricing of variable rate loans at higher interest rates. United's tax-equivalent net interest margin rose from 4.80% in the third quarter of 1993 to 5.15% in the third quarter of 1994. Additionally, there was an increase from the first nine months of 1993 in which the margin improved from 4.75% to 4.96% in the same period of 1994. Additionally, the tax-equivalent net interest margin showed an improvement over that achieved for the year ended December 31, 1993 of 4.75%. The combination of an improved net interest spread, increased loan volumes and moderate increases in rates on interest-bearing deposits compared to both the first nine months of 1993 and the entire year of 1993 have helped United generate a stronger interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

For the quarters ended September 30, 1994 and 1993, the provision for possible loan losses was $450,000 and $663,000, respectively, while the first nine months total provisions were $1,368,000 for 1994 as compared to $3,705,000 for 1993. The allowance for possible loan losses as a percentage of loans, net of unearned income, held at 1.6% at September 30, 1994, as compared to December 31, 1993, and September 30, 1993. In addition, the "coverage ratio" of both nonperforming loans and nonperforming assets improved. (See the discussion below.)

United's continued improvement in credit quality is evidenced by the low level of nonperforming assets at the end of the third quarter of 1994. Recoveries exceeded charge-offs during the third quarter of 1994 resulting in net recoveries of $125,000 while net charge-offs for the third quarter of 1993 were $792,000. Net charge-offs during the first nine months of 1994 and 1993 were $384,000 and $1,472,000, respectively. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, increased $27,650,000 during the third quarter of 1994 and have increased $80,071,000 since year end 1993. Even with strong loan growth in the first nine months of 1994, management modestly increased the allowance for loan losses due to: (i) the continued improvement of credit quality; (ii) the increased coverage ratio of both nonperforming loans and nonperforming assets; and (iii) the building of the allowance as a percentage of loans to a strong level and closer to national peer group levels.

Nonperforming loans and troubled debt restructurings were $9,166,000 at September 30, 1994 and $13,517,000 at year-end 1993. Nonperforming loans and troubled debt restructurings, as a percentage of loans, net of unearned income, declined from 1.14% to 0.73% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more decreased $937,000 or 37.84% during the first nine months of 1994; while troubled debt restructurings decreased $1,554,000 or 63.35% and nonaccrual loans decreased $1,860,000 or 21.66% since year-end 1993. Nonperforming loans continue to decline and represented less than 0.60% of total assets at the end of the third quarter, which is approximately one-half of the national peer levels.

As of September 30, 1994, the ratio of the allowance for loan losses to nonperforming loans rose to 218.2% as compared to 140.7% as of December 31, 1993. Accordingly, management believes that the allowance for loan losses of $19,999,000 as of September 30, 1994, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Management's emphasis on improving noninterest income continues. While decreases were realized in total noninterest income for both the third quarter and first nine months of 1994, the impact was relatively insignificant in both periods. As evidenced by the Unaudited Condensed Consolidated Statement of Cash Flows included elsewhere herein, the volume of securities sold was insignificant in both periods. The $152,000 of gains on sales reported in the nine month period ended September 30, 1994 relates almost entirely to marketable equity securities which were reclassified to available-for-sale securities at January 1, 1994.

OTHER EXPENSES

Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Even with the added expenses of a purchase accounting acquisition included in the first nine months of 1994, but not in the first nine months of 1993, total other expenses decreased. Other expenses increased $654,000 or 5.42% to $12,728,000 in the third quarter of 1994 as compared to $12,074,000 for the third quarter of 1993. Other expenses were $36,283,000 for the first nine months of 1994, this is a 1.49% decrease from the $36,831,000 recorded for the first nine months of 1993. The slight increase for the third quarter resulted primarily from nonrecurring items. The decrease for the first nine months of 1994 resulted from management's effective cost control efforts.

Total salaries and benefits increased $293,000 or 5.48% for the third quarter and were virtually unchanged for the first nine months of 1994 when compared to the same periods of 1993. In addition, net occupancy expense increased $166,000 or 16.40% when compared to the third quarter of 1993, and $205,000 or 6.19% as compared to the first nine months of 1993.

Other expenses increased $195,000 or 3.41% for the third quarter, but decreased $894,000 or 5.29% for the first nine months of 1994 as compared to the same period of 1993. The decrease in other expenses for the nine month period relates primarily to nonrecurring expenses which included certain merger expenses for the two acquisitions consummated by United during 1993. A lower provision for other real estate owned was also a factor contributing to the decrease in other expenses. In addition, further economies from recent mergers were realized.

INCOME TAXES

Income tax expense for the three months ended September 30, 1994 and 1993 was $3,478,000 and $2,660,000, respectively. Income tax expense for the first nine months of 1994 was $10,038,000 as compared to $6,937,000 for 1993. These increases of 30.75% for the quarter and 44.70% for the first nine months are the result of increased pre-tax income, decreased tax-exempt income and increased statutory federal tax rates. United's effective tax rate was significantly higher at 35.1% for the third quarter of 1994 when compared to 31.6% for the third quarter of 1993. The effective tax rate for the first nine months of 1994 was 34.9% as compared to 31.3% for the first nine months of 1993.


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

A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table on pages 22 and 23 of this report, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $129,240,000 or 7.82% of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Additionally, United has begun using certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. At September 30, 1994, the total notional amount of interest rate swaps in effect was only $50 million.
The current maturity of the swap portfolio is two years and four months. During the third quarter of 1994, interest rate swaps reduced net interest income by $99,000, but contributed $60,000 to net interest income for the first nine months of 1994. United did not have interest rate swaps during 1993.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Interest Rate Sensitivity Gap

(In Thousands)
                                                                     September 30, 1994
                                         ----------------------------------------------------------------------------
ASSETS                                                 Days
                                         --------------------------------    Total       1 - 5    Over 5
                                           0 - 90    91 - 180   181 - 365   One Year     Years     Years      Total
                                         ---------  ---------  ----------  ----------  --------  --------  ----------
Interest-Earning Assets:
- - ------------------------
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                               $750                               $750                            $750
  Investment and Marketable
    Equity Securities:
    Taxable                                 43,495    $16,801      45,279     105,575  $165,811   $65,063     336,449
    Tax-exempt                               1,736      1,440       6,843      10,019    22,612    22,843      55,474
  Loans, net of unearned
    income                                 508,376     78,779     146,674     733,829   386,891   140,138   1,260,858
                                         ---------  ---------  ----------  ----------  --------  --------  ----------
Total Interest-Earning Assets             $554,357    $97,020    $198,796    $850,173  $575,314  $228,044  $1,653,531
                                         =========  =========  ==========  ==========  ========  ========  ==========
LIABILITIES

Interest-Bearing Funds:
- - -----------------------
  Savings and NOW accounts                $673,405                           $673,405                        $673,405
  Time deposits of $100,000 & over          25,599    $10,112     $13,822      49,533   $27,145                76,678
  Other time deposits                      122,692    102,789      83,907     309,388   142,677               452,065
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                              74,114                             74,114                          74,114
  FHLB advances                             52,971      5,072      10,000      68,043                          68,043
                                         ---------  ---------  ----------  ----------  --------  --------  ----------
Total Interest-Bearing Funds              $948,781   $117,973    $107,729  $1,174,483  $169,822            $1,344,305
                                         =========  =========  ==========  ==========  ========  ========  ==========

Interest Sensitivity Gap                 ($394,424)  ($20,953)    $91,067   ($324,310) $405,492  $228,044    $309,226
                                         =========  =========  ==========  ==========  ========  ========  ==========

Cumulative Gap                           ($394,424) ($415,377)  ($324,310)  ($324,310)  $81,182  $309,226    $309,226
                                         =========  =========  ==========  ==========  ========  ========  ==========

Cumulative Gap as a Percentage
  of Total Earning Assets                   -23.85%    -25.12%     -19.61%     -19.61%     4.91%    18.70%      18.70%

Management Adjustments                     629,438    (41,963)    (83,925)    503,550  (503,550)                    0
Off-Balance Sheet Activities               (50,000)                           (50,000)                        (50,000)
                                         ---------  ---------  ----------  ----------  --------  --------  ----------
Cumulative Management Adjusted
  Gap and Off-Balance Sheet Activities    $185,014   $122,098    $129,240    $129,240   $31,182  $259,226    $259,226
                                         =========  =========  ==========  ==========  ========  ========  ==========

Cumulative Management Adjusted Gap
  and Off-Balance Sheet Activities as a
  Percentage of Earning Assets               11.19%      7.38%       7.82%       7.82%     1.89%    15.68%      15.68%



UNITED BANKSHARES, INC. AND SUBSIDIARIES

Interest Rate Sensitivity Gap

(In Thousands)
                                                             December  31, 1993
                                     --------------------------------------------------------------------------
ASSETS                                             Days
                                     -------------------------------    Total      1 - 5    Over 5
                                       0 - 90    91 - 180  181 - 365   One Year    Years     Years     Total
                                     ---------- ---------  ---------  ----------  --------  --------  ----------
Interest-Earning Assets:
- - ------------------------
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                            $100                             $100                            $100
  Investment and Marketable
    Equity Securities:
    Taxable                              64,573    $30,302    $51,343    146,218  $190,354   $38,548     375,120
    Tax-exempt                            3,514      2,083      4,469     10,066    27,987    17,155      55,208
  Loans, net of unearned
    income                              493,448     82,423    132,494    708,365   362,188   101,680   1,172,233
                                      ---------  --------- ---------- ----------  --------  --------  ----------
Total Interest-Earning Assets          $561,635   $114,808   $188,306   $864,749  $580,529  $157,383  $1,602,661
                                      =========  ========= ========== ==========  ========  ========  ==========

LIABILITIES

Interest-Bearing Funds:
- - -----------------------
  Savings and NOW accounts             $670,000                         $670,000                        $670,000
  Time deposits of $100,000 & over       31,493    $19,795    $17,062     68,350    $4,610                72,960
  Other time deposits                   142,942    112,131     95,957    351,030   106,805      $603     458,438
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                           72,610                           72,610                          72,610
  FHLB advances                          11,900         80      5,152     17,132    15,071                32,203
                                      ---------  --------- ---------- ----------  --------  --------  ----------
Total Interest-Bearing Funds           $928,945   $132,006   $118,171 $1,179,122  $126,486      $603  $1,306,211
                                      =========  ========= ========== ==========  ========  ========  ==========

Interest Sensitivity Gap              ($367,310)  ($17,198)   $70,135  ($314,373) $454,043  $156,780    $296,450
                                      =========  ========= ========== ==========  ========  ========  ==========

Cumulative Gap                        ($367,310) ($384,508) ($314,373) ($314,373) $139,670  $296,450    $296,450
                                      =========  ========= ========== ==========  ========  ========  ==========

Cumulative Gap as a Percentage
  of Total Earning Assets                -22.92%    -23.99%    -19.62%    -19.62%     8.71%    18.50%     18.50%

Management Adjustments                  616,828    (41,121)   (82,244)   493,463  (493,463)                    0
Off-Balance Sheet Activities
                                      ---------  --------- ---------- ----------  --------  --------  ----------
Cumulative Management Adjusted
  Gap and Off-Balance
  Sheet Activities                     $249,518   $191,199   $179,090   $179,090  $139,670  $296,450    $296,450
                                      =========  ========= ========== ==========  ========  ========  ==========

Cumulative Management Adjusted Gap
  and Off-Balance Sheet Activities
  as a Percentage of Earning Assets      15.57%     11.93%     11.17%     11.17%     8.71%    18.50%     18.50%

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

For the nine months ended September 30, 1994, United generated $25,193,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $45,517,000 was used by investing activities which was primarily due to increased lending activity. Additional sources of cash and cash equivalents during the first nine months were provided by financing activities totaling $36,066,000, which were largely comprised of increases in FHLB advances and deposits. The net effect of this activity was an increase in cash and cash equivalents of $15,742,000 for the first nine months of 1994.

United anticipates no difficulty in meeting its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available.

The Asset and Liability Committee monitors liquidity to ascertain that a strong liquidity position is maintained. In addition, variable rate loans are a priority. These policies help to protect net interest income against fluctuations in interest rates. No changes are anticipated in the policies of United's Asset and Liability Committee.

Total shareholders' equity increased to $178,216,000 which is an increase of 4.24% from December 31, 1993. United's equity to assets ratio was 10.03% at September 30, 1994 and 9.94% at December 31, 1993. Capital and reserves to total assets increased from 11.04% at December 31, 1993, to 11.15% at September 30, 1994.

The third quarter dividend was $.27 per common share and dividends totaled $.79 per common share for the nine month period ended September 30, 1994. These represent an increase of 12.50% over the third quarter of 1993 and an increase of 12.86% over the first nine months of 1993. Total cash dividends paid were $3,212,000 for the third quarter and $9,408,000 for the first nine months of 1994, an increase of 12.27% and 18.53% over the comparable periods in 1993.

United's risk-based capital ratios of 15.65% at September 30, 1994, and 15.28% at December 31, 1993, are both considerably in excess of the current requirement of 8.00%. Total risk-based capital at September 30, 1994 and December 31, 1993 of $182,042,000 and $172,648,000, respectively, exceeded the regulatory minimum requirement by $89,001,000 and $82,240,000, respectively. United's Tier I capital ratios are comparable to its total risk-based capital ratios and are well above regulatory minimum requirements.

As a bank holding company, United is permitted by Regulation Y of the Federal Reserve Board, under certain circumstances, to purchase up to 10% of its common stock as treasury stock without obtaining prior approval of the Federal Reserve Board. Total treasury shares as of September 30, 1994, amounted to 76,020 shares at a cost of $1,861,000. It is management's intention to purchase treasury stock whenever it is beneficial to United based on such factors as cash dividends, timing and stock availability.