Form 10-K
period 1994-12-31
UNITED BANKSHARES INC/WV
filed 1995-03-21
CIK 729986

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1994
                       Commission File Number:   0-13322

                            UNITED BANKSHARES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

     WEST VIRGINIA                                             55-0641179
     -------------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

300 UNITED CENTER
500 VIRGINIA STREET, EAST
CHARLESTON, WEST VIRGINIA                                         25301
- -------------------------                                         -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (304) 424-8761

Securities registered pursuant to section 12(b) of the Act:  NONE

Securities registered pursuant to 12(g) of the Act:

                         COMMON STOCK, $2.50 PAR VALUE
                         -----------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.   YES [ X ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on January 31, 1995 was approximately $212,682,000.

     As of January 31, 1995, United Bankshares, Inc. had 11,954,453 shares of common stock outstanding with a par value of $2.50.

     The registrant does not elect to incorporate by reference any documents other than certain exhibits as part of the Form 10-K.

Page 1 of  132  pages.   Index to Exhibits is on page   89  .
         ------                                       ------

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)

As of the date of filing this Annual Report, neither the annual shareholders' report for the year ended December 31, 1994, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX

PART I                                                                      Page
- ------                                                                      ----

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 10

PART II
- -------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . 14

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


      Introduction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      1994 Compared to 1993 . . . . . . . . . . . . . . . . . . . . . . . . 17
      Fourth Quarter Results  . . . . . . . . . . . . . . . . . . . . . . . 21
      The Effect of Inflation . . . . . . . . . . . . . . . . . . . . . . . 21
      Interest Rate Sensitivity . . . . . . . . . . . . . . . . . . . . . . 22
      Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . 24
      Commitments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
      1993 Compared to 1992 . . . . . . . . . . . . . . . . . . . . . . . . 26


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . 39

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

           This item is omitted since it is not applicable.

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)


CROSS-REFERENCE INDEX - CONTINUED


PART III                                                         Page
- ----------                                                       ----

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  71

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .  77

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .  71

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .  86

PART VI
- -------

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .  88

UNITED BANKSHARES, INC.

FORM 10-K, PART I


ITEM 1.  BUSINESS

ITEM 2.  PROPERTIES

     The following discussion satisfies the reporting requirements of Items 1 and 2.

                    DESCRIPTION OF UNITED BANKSHARES, INC.


Organizational History and Subsidiaries
- ---------------------------------------

     United Bankshares, Inc. ("United") is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982 and organized on September 9, 1982. United began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. On October 1, 1985, these three subsidiaries were merged and on November 1, 1985, were renamed United National Bank ("UNB").

     Since that time UNB has acquired through merger or consolidation the following banks: Heritage Bancorp, Inc. (a holding company); First National Bank of Ripley; Kanawha Banking and Trust Company; Ohio Valley National Bank; Elk National Bank; Montgomery National Bank, the sole subsidiary of Liberty Bancshares Inc., a bank holding company; First Bank of Ceredo, the bank subsidiary of Financial Future Corporation, a bank holding company; CB&T Westover Bank and the Star City Branch of Community Bank & Trust, N. A.

     On September 1, 1993, UBC Holding Company, ("UBC"), a United subsidiary, was formed to effect the Financial Future Corporation transaction. UBC is a second tier holding company with UNB currently being its only subsidiary.

     United National Bank-North ("UNB-N"), now merged into UNB, was formed on August 31, 1987, through the merger of Half Dollar Trust and Savings Bank, a previously acquired subsidiary of United, and First National Bank of Moundsville. Since that time the First National Bank of Weirton had also been merged into UNB-N.

     United National Bank-Central ("UNB-C"), now merged into UNB, was formed on July 1, 1989, with the merger of Kanawha Union Bank, Webster County Bank and Weston National Bank, all previously acquired subsidiaries of United.

     On January 1, 1993, UNB-N and UNB-C were merged into and became a part of UNB. Offices of UNB-N and UNB-C became branch offices of UNB.

     On August 9, 1990, United acquired BankFirst Corporation ("BankFirst"), a one bank holding company based in McLean, Virginia. BankFirst was merged with UBF Holding Company, Inc. ("UBF"), a United subsidiary formed to effect this acquisition. UBF acquired Bank First, N.A. ("Bank First"), the subsidiary of BankFirst.

     United National Bank-South ("UNB-S"), was formed on November 1, 1992, as a part of United's acquisition of Summit Holding Corporation and their lead bank, Raleigh County National Bank.

     In late 1988, United chartered and capitalized United Venture Fund, Inc., a West Virginia corporation which has qualified as a Capital Company under the West Virginia Capital Company Act. This subsidiary makes loans and limited equity investments, consistent with the Bank Holding Company Act, that will result in or contribute to new jobs and/or industry in West Virginia.


Offices
- -------

     The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia.

     The main office of UNB is located at 514 Market Street, Parkersburg, West Virginia. United's corporate offices and UNB's executive offices are also located in Parkersburg at Fifth and Avery Streets. UNB operates three branches in the Parkersburg area, seven branches in the Charleston area, four branches in the Morgantown West Virginia area, two branches in Vienna, West Virginia, three branches in the Montgomery, West Virginia area, two branches in Ripley, West Virginia, and five branches in the Huntington, West Virginia area. UNB owns all of these facilities except for two in the Parkersburg area, and two in the Charleston area which are leased under operating leases. UNB also owns and operates six branches throughout West Virginia's northern panhandle. The main facility of UNB's Wheeling area is leased from Ogden Newspapers, Inc. See Part
                                                                      --------
III - Transactions with Management and Others. UNB also operates five branch
- ---
facilities in central West Virginia. UNB owns all five of these offices.

     Bank First conducts business from an office located at 1301 Beverly Road, McLean, Virginia under a lease agreement.

     The main office of UNB-S is located at 129 Main Street, Beckley, West Virginia. UNB-S operates four branches in southern West Virginia. UNB-S owns all of these facilities except for one in the Beckley area which is leased under an operating lease.


Employees
- ---------

     As of December 31, 1994 United and its subsidiaries had approximately 834 full-time equivalent employees and officers.


Business of United
- ------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United's present business is the operation of its bank subsidiaries. As of December 31, 1994, United's consolidated assets approximated $1,787,641,000 and total shareholders' equity approximated $179,746,000.

     United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board's Regulation Y. Management continues to consider such opportunities as they arise and in this regard, management from time to time makes inquiries, proposals, offers or expressions of interest as to potential opportunities; although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. With regard to pending acquisitions, United has executed a definitive merger agreement with First Commercial Bank, Arlington, Virginia, dated as of March 7, 1995. For further discussion, see Note Q, Notes to Consolidated Financial Statements.


Business of Subsidiary Banks
- ----------------------------

     All of United's subsidiary banks are full-service commercial banks and, as such, engage in most types of business permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As a part of their lending function, UNB, UNB-S and Bank First offer credit card services including accounts issued under the name of certain correspondent banks.

     UNB and UNB-S also maintain trust departments which act as trustees under wills, trust and pension and profit sharing plans, as executors and administrators of estates, and as guardians for estates of minors and incompetents, and in addition perform a variety of investment and security services. UNB trust services are available to customers of affiliate banks. UNB provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

     UNB and UNB-S are members of a regional network of automated teller machines known as the MAC ATM network while Bank First participates in the MOST network. Through MAC and MOST, all of United's subsidiary banks are participants in a network known as Cirrus which provides banking on a nationwide basis.

Competition
- -----------

     United faces a high degree of competition in nearly all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Putnam, Monongalia, Jackson, Cabell, Wayne, Hancock, Brooke, Ohio, Marshall, Gilmer, Braxton, Lewis, Webster, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; and Fairfax County in Virginia. United competes in

Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United's markets are the Parkersburg Metropolitan Statistical Area (MSA), the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. These represent the five largest West Virginia MSA's.

     West Virginia banks are allowed unlimited branch banking throughout the state. In addition, interstate acquisitions of and by West Virginia banks and bank holding companies are permissible on a reciprocal basis. West Virginia also allows reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United's market.

     As of December 31, 1994, there were 16 multi-bank holding companies and 33 one-bank holding companies in the State of West Virginia registered with the Federal Reserve System. United presently ranks fourth among these bank holding companies and second among holding companies headquartered in West Virginia based on both asset and deposit size. These holding companies are headquartered in various West Virginia cities and control banks throughout the state, including banks which compete for business as well as for the acquisition of additional banks.

Regulation and Supervision
- --------------------------

     United, as a bank holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. As such, United is subject to the reporting requirements of and examination by the Board of Governors of the Federal Reserve System ("Board of Governors").

     The Bank Holding Company Act prohibits the acquisition by a bank holding company of direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the Board of Governors. With certain exceptions, a bank holding company also is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking, or managing or controlling banks.

     The Board of Governors of the Federal Reserve System, in its Regulation Y, permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks. Approval of the Board of Governors is necessary to engage in these activities or to make acquisitions of corporations engaging in these activities. In addition, on a case by case basis, the Board of Governors may approve other non-banking activities.

     As a bank holding company doing business in West Virginia, United is also subject to regulation and examination by the West Virginia Board of Banking and Financial Institutions (the "West Virginia Banking Board") and must submit annual reports to the department. Further, any acquisition application which United must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.

     United is also registered under and is subject to the requirements of the Securities Exchange Act of 1934, as amended.

     UNB, UNB-S and Bank First, as national banking associations, are subject to supervision, examination and regulation by the Office of the Comptroller of the Currency. They are also members of the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder.

     The deposits of United's three wholly-owned national banking subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. Accordingly, these banks are also subject to regulation by the FDIC.

UNITED BANKSHARES, INC.

FORM 10-K, PART I


ITEM 3.  LEGAL PROCEEDINGS

Litigation
- ----------

     The reader is directed to Note P - Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.

FORM 10-K, PART I


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

Dividends
- ---------

     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Aggregate dividends were $1.06 per share in 1994, $.95 per share in 1993 and $.85 per share in 1992. Dividends are paid out of funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act.

     Payment of Dividends by United is dependent upon payment of dividends to it by its subsidiary banks. The ability of national banks to pay dividends is subject to certain limitations imposed by the national banking laws. The Office of the Comptroller of the Currency ("OCC") may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The OCC has issued guidelines for dividend payments by national banks, emphasizing that proper dividend size depends on the bank's earnings and capital. See Note C - Notes to Consolidated Financial Statements.

Stock
- -----

     As of December 31, 1994, 20,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 11,954,453 were issued and outstanding including 137,520 shares held as treasury shares. These shares are held by approximately 5,087 shareholders of record as of December 31, 1994. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. See PART III - Succession
                                                       ------------
Management Stock Bonus Plan and Incentive Stock Option Plans. United offers an employee stock purchase plan for all employees. See PART III - Employee Benefit
                                                    --------
Plans. While there are no present plans, understandings, arrangements or agreements, except for the above incentive plans, to issue any additional shares of United stock, additional shares could be issued for the purpose of raising capital, in connection with acquisitions of other businesses, or for other appropriate purposes.

     The Board of Directors believes that the availability of authorized but unissued common stock of United is of considerable value if opportunities should arise for the acquisition of another business through the issuance of United's stock. Shareholders do not have preemptive rights, which allows United to issue additional authorized shares without first offering them to current shareholders.

     United has only one class of stock and all voting rights are vested in the holders of United's stock. On all matters subject to a vote of shareholders, the shareholders of United will be entitled to one vote for each share of common stock owned. Shareholders of United have cumulative voting rights with regard to election of directors. At the present time, no senior securities of United are outstanding, nor does the Board of Directors presently contemplate issuing senior securities.

     There are no preemptive or conversion rights or, redemption or sinking fund provisions with respect to United's Stock. All of the issued and outstanding shares of United's stock are fully paid and non-assessable.

     As a bank holding company, United is permitted by Regulation Y of the Federal Reserve Board, under certain circumstances, to purchase up to 10% of its common stock as treasury stock without obtaining prior approval of the Federal Reserve Board. In March 1994, United approved a plan to repurchase up to $10 million of its common stock on the open market. The timing, price, and quantity of any such purchases may be made at the discretion of the Company and the program may be discontinued or suspended at any time. Through January 31, 1995, 378,900 shares have been repurchased at a cost of $7,030,086 and 238,880 shares have been reissued for proceeds of $3,566,323 under this program. Total treasury shares at January 31, 1995 amount to 140,020 at a cost of $3,403,979.

Market and Stock Prices of United
- ---------------------------------

     United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the trading symbol UBSI.

     The following table present the high and low prices of United's common stock during the periods set forth below:

                                                               United Historical
                                                                     Basis
                                                              ------------------

     1995                                                   High           Low
     ----                                                   ----           ---
First Quarter through February 28, 1995                   $24.50          $23.50

     1994
     ----

Fourth Quarter                                            $24.75          $23.00
Third Quarter                                             $25.75          $24.00
Second Quarter                                            $26.75          $25.00
First Quarter                                             $27.25          $25.50

     1993
     ----

Fourth Quarter                                            $28.50          $25.25
Third Quarter                                             $25.75          $21.50
Second Quarter                                            $22.75          $19.75
First Quarter                                             $23.50          $19.25

The prices listed above are based upon information available to United's management from NASDAQ listings. No attempt has been made by United's management to ascertain the prices for every sale of its stock during the periods indicated. However, based on the information available, United's management believes that the prices accurately represent the amounts at which United's stock was traded during the periods indicated.

UNITED BANKSHARES, INC.
FORM 10-K, PART I


ITEM 6.  SELECTED FINANCIAL DATA

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Data)

                                                   Five Year Summary
                                 ---------------------------------------------------
                                   1994       1993       1992       1991      1990
                                 --------   --------   --------   --------  --------
Total interest income            $121,157   $116,505   $113,502   $126,863  $135,712
Total interest expense             43,887     45,009     49,897     64,851    75,926
Net interest income                77,270     71,496     63,605     62,012    59,786
Provision for possible
  loan losses                       1,818      4,332      4,242      7,635     7,441
Other income                       11,222     12,673     11,123     10,051     9,532
Other expenses                     48,676     49,690     46,991     45,102    44,999
Income taxes                       13,096      9,770      7,136      5,555     4,643
Income before cumulative
  effect of accounting change      24,902     20,377     16,359     13,771    12,235
Net income                         24,902     21,706     16,359     13,771    12,235
Cash dividends (1)                 12,604     10,918      7,914      7,077     6,244
Per common share:
  Income before cumulative
    effect of accounting change      2.08       1.71       1.52       1.31      1.18
  Net income                         2.08       1.82       1.52       1.31      1.18
  Cash dividends (1)                 1.06       0.95       0.85       0.81      0.75
  Book value per share              15.21      14.34      13.44      12.66     12.03
Return on average
  shareholders' equity              13.98%     13.00%     11.60%     10.73%     9.96%
Return on average assets             1.42%      1.27%      1.09%      0.97%     0.85%
Average assets                  1,753,324  1,706,639  1,496,148  1,417,506 1,434,057
Investment securities             360,883    430,427    390,017    311,298   334,253
Net loans                       1,297,077  1,161,772  1,097,785    940,413   937,491
Total assets                    1,787,641  1,720,184  1,688,903  1,425,006 1,443,024
Total deposits                  1,434,852  1,430,529  1,411,892  1,212,619 1,220,482
Long-term borrowings               83,972     32,203     28,067      2,025     2,295
Total borrowings
  and other liabilities           173,043    118,683    116,791     80,006    96,411
Shareholders' equity              179,746    170,972    160,220    132,381   126,131

(1) Cash dividends are the amounts declared by United and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

NOTE: As more fully discussed in Note B to the consolidated financial statements, United acquired CB&T Westover Bank and the Star City Branch of Community Bank & Trust, N. A. in September of 1993. Because this was a purchase business combination, the financial information above includes Westover and Star City only from the date of acquistion forward.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and analysis should be read in conjunction with the audited financial statements and accompanying notes thereto, which are included elsewhere in this document. All references to United in this discussion and analysis are considered to refer to United and its wholly-owned subsidiaries, unless otherwise indicated.


1994 COMPARED TO 1993

EARNINGS SUMMARY

For the year ended December 31, 1994, net income increased 14.7% to a record $24,902,000. Net income per share of $2.08 for the year was up 14.3% from $1.82 in 1993. United's return on average assets of 1.42% makes United one of the nation's most profitable regional banking companies. Dividends per share increased 11.6% from $.95 in 1993 to a record level of $1.06 per share in 1994. This was the twenty-first consecutive year of dividend increases to shareholders. Core earnings, or earnings before taxes, security transactions, cumulative effect of change in accounting principle and the provision for possible loan losses, were strong and increased 19.7% for 1994 compared to 1993. These strong core earnings are indicative of the 8.1% increase in net interest income driven by an increase in average net earning assets with significant growth of 8.6% in average net loans.

Factors contributing to the 1994 earnings increase include an improved net interest margin, partially resulting from a $39,338,000 increase in average earning assets from 1993, a lower loan loss provision due to improved credit quality and increased earnings from 1993 acquisitions. The favorable impact of the above items was partly offset by increased occupancy expenses, decreased fee income from customer accounts for which a fee is charged and losses from the sale of securities. United is in the process of realigning its interest rate sensitivity for 1995 to a more interest-rate-neutral position. This investment strategy may reduce current earnings, but will enhance United's future earnings momentum.

Key performance measures improved significantly from 1993 and remained very strong in comparison to industry standards. United's return on average assets of 1.42% makes United one of the nation's most profitable regional banking companies. United has a strong capital position and is well positioned to take advantage of future growth opportunities.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income represents the primary component of United's earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to fund these earning assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 1994, are explained below.

For the years ended December 31, 1994 and 1993, net interest income approximated $77,270,000 and $71,496,000, respectively. On a tax-equivalent basis the net interest margin was strong at 4.97% in 1994 and 4.75% in 1993. Higher average loan volumes of $98 million contributed to the increase in net interest income. United also experienced modest decreases in its overall cost of funds. At 4.97%, United's net interest margin remains well above peer group averages.

Total interest income of $121,157,000 increased 4.0% in 1994 over 1993 as a result of higher volumes of interest-earning assets. Comparing year-end 1994 to year-end 1993, a moderate decrease in commercial loans of 4.6% and a slight increase in consumer loans of 1.8%, which resulted from lower commercial and consumer demand, were offset by significant mortgage loan growth of 16.4%.

Total interest expense decreased 2.5% in 1994. This decrease can be attributed primarily to lower rates paid on interest-bearing funds. United's average interest-bearing deposits increased only slightly or 0.5% in 1994, while its average long-term borrowings increased 25.1% as United made greater use of these funds in order to meet the demand for mortgage loan products with matching maturities. The average cost of funds reflected the general downward trend in market interest rates in 1994, falling from 3.44% in 1993 to 3.30% in 1994.

PROVISION FOR POSSIBLE LOAN LOSSES

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio. See Note F to the Consolidated Financial Statements for a discussion of concentrations of credit risk.

Nonperforming loans were $6,036,000 at December 31, 1994 and $13,517,000 at December 31, 1993, a decrease of 55.4%. The level of nonperforming assets declined as a result of the recovering of the regional economy and management's continual monitoring of problem loans. The components of nonperforming loans include nonaccrual loans, loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and troubled debt restructurings. Loans past due 90 days or more decreased $173,000 or 7.0% during 1994; while troubled debt restructurings decreased $2,453,000 or 100.0% and nonaccrual loans decreased $4,855,000 or 56.5% since year-end 1993. Nonperforming loans continue to decline and represented less than 0.34% of total assets at the end of 1994, which is less one-half of the national peer levels.

At year-end 1994 and 1993 the allowance for possible loan losses was 1.54% and 1.61% of total loans, net of unearned income, respectively. As of December 31, 1994, the ratio of the allowance for loan losses to nonperforming loans was 331.5% as compared to 140.7% as of December 31, 1993.

Management believes that the allowance for loan losses of $20,008,000 as of December 31, 1994, is adequate to provide for potential losses on existing loans based on information currently available.

For the years ended December 31, 1994 and 1993 the provision for loan losses was $1,818,000 and $4,332,000, respectively. The decrease can be attributed to the general improvement in all areas of asset quality and the increased coverage ratio of the allowance for loan losses to nonperforming loans. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions.

Total net charge-offs were $825,000 in 1994 and $1,773,000 in 1993, which represents .07% and .16% of average loans for the respective years. United's ratio of net charge-offs to average loans compares very favorably with its peers.

Management is not aware of any potential problem loans, trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources which have not been disclosed. Additionally, management has disclosed all known material credits which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayments. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on liquidity, capital resources or operations.

The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The requirements of SFAS No.'s 114 and 118 are effective for fiscal years beginning after December 15, 1994. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. SFAS No. 118 clarified creditor reporting of income on an impaired loan and disclosure requirements. The adoption of SFAS No. 114, which will occur in the first quarter of 1995, is not expected to have a material effect on United's allowance for loan losses.

OTHER INCOME

Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing this importance, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues which are not included in interest and fee income related to earning assets. In 1994, other income, excluding securities transactions, was flat when compared to 1993. The overall decrease in noninterest income of $1,451,000 or 11.4% is primarily attributed to the net losses on securities transactions.

Trust income increased $229,000 or 8.7% in 1994. This was due to repricing of services and an increased volume of trust business.

Service charges, commissions and fees decreased by $194,000 or 2.2% in 1994. This income consists of charges and fees related to various banking services provided by United. The decrease was primarily due to a combination of decreased activity in customer accounts and a decline in net account analysis fees.

Securities transactions resulted in a net loss of $872,000 in 1994 and a net gain of $479,000 in 1993. As evidenced by the Statement of Cash Flows, the volume of securities sold increased significantly in 1994. The primary reason for this increased sales activity was to restructure a portion of the investment portfolio to reflect current market rates in response to the rising interest rate environment in order to enhance United's future earnings momentum.

On January 1, 1994, United adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115) which was effective for fiscal years beginning after December 15, 1993. The $872,000 of net securities losses for 1994 relates primarily to debt securities losses of approximately $1,024,000 which were reclassified to available for sale at January 1, 1994. For further details, see Note D to the Consolidated Financial Statements.

OTHER EXPENSE

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful with an efficiency ratio of 53.2%, which is well below that reported by peer group averages.

Other expense includes all items of expense other than interest expense, the provision for possible loan losses, and income taxes. In total, other expenses were flat in 1994, and management was successful in controlling costs. The income statement reflects a 2.0% decrease in 1994 as compared to 1993.

Salaries and employee benefits expense decreased $176,000 or 1.0% in 1994. As of December 31, 1994 and 1993, United employed 834 and 889 full-time equivalent employees, respectively.

Net occupancy expense in 1994 exceeded 1993 levels by $390,000 or 8.7% primarily due to decreased rental income from vacancies and an increase in real property taxes.

Other expense decreased $1,228,000 or 5.4% in 1994 compared to 1993. The decrease in other expenses for the year relates primarily to nonrecurring expenses during 1993 which included certain merger expenses for the two acquisitions consummated by United during 1993, a lower provision for other real estate owned and the realization of further economies from recent mergers.

INCOME TAXES

For the year ended December 31, 1994, income taxes approximated $13,096,000 compared to $9,770,000 for 1993. This increase is principally the result of lower levels of tax-exempt income and higher levels of pretax income, combined with higher statutory federal tax rates in 1994. United's effective tax rates in these two years were 34.5% and 32.4%, respectively.

At December 31, 1994, gross deferred tax assets totaled approximately $11.5 million. The allowance for loan losses and various accrued liabilities represent the most significant temporary differences. Based on management's evaluation at December 31, 1994, no valuation allowance has been allocated to deferred tax assets.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 1994 was $6,156,000, an increase of 20.0% from the $5,130,000 earned in the fourth quarter of 1993. On a per share basis, fourth quarter earnings were $.51 per share in 1994 and $.43 per share in 1993. Net income was higher in 1994 than in 1993 because of the factors previously discussed herein relative to annual results.

Additional quarterly financial data for 1994 and 1993 may be found in Note S to the Consolidated Financial Statements.

THE EFFECT OF INFLATION

United's income statements generally reflect the effects of inflation. Since interest rates, loan demand, and deposit levels are related to inflation, the resulting changes in the interest sensitive assets and liabilities are included in net interest income. Similarly, operating expenses such as salaries, rents, and maintenance include changing prices resulting from inflation. One item which would not reflect inflationary changes is depreciation expense. Subsequent to the acquisition of depreciable assets, inflation causes price levels to rise; therefore, historically presented dollar values do not reflect this inflationary condition. With inflation levels at relatively low levels and monetary and fiscal policies being implemented to keep the inflation rate increases within an acceptable range, management expects the impact of inflation would be minimal in the near future.

INTEREST RATE SENSITIVITY

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time-frame. The principal function of asset and liability management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. This relationship has become very important, given the volatility in interest rates over the last several years, due to the potential impact on earnings. United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "GAP".

A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table on page 23 of this report, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $124,816,000 or 7.53% of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). The use of FHLB advances provides United with a low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Additionally, United has begun using certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. The interest rate swap transaction involves the exchange of a floating rate payment based on the one month London interbank offered rate (LIBOR) for a fixed rate receipt based on the U. S.
three year treasury note. The net pay and receive amount is calculated

   The following table shows the interest rate sensitivity GAP as of December 31, 1994:

Interest Rate Sensitivity Gap

                                                 Days
                                    ---------------------------------    Total      1 - 5     Over 5
                                     0 - 90     91 - 180    181 - 365   One Year    Years     Years       Total
                                    --------   ---------   ----------  ---------   --------  --------  ----------
ASSETS                                                          (In Thousands)

Interest-Earning Assets:
- -----------------------
  Investment and Marketable
    Equity Securities:
      Taxable                        $25,472     $10,673     $45,222     $81,367   $162,115   $64,782    $308,264
      Tax-exempt                       1,440       2,953       5,883      10,276     21,379    20,964      52,619
  Loans, net of unearned
    income                           527,711      81,089     129,862     738,662    409,341   149,074   1,297,077
                                   ---------   ---------   ---------  ----------   --------  --------  ----------
Total Interest-Earning Assets       $554,623     $94,715    $180,967    $830,305   $592,835  $234,820  $1,657,960
                                   =========   =========   =========  ==========   ========  ========  ==========


LIABILITIES

Interest-Bearing Funds:
- ----------------------
  Savings and NOW accounts          $658,187                            $658,187                         $658,187
  Time deposits of $100,000
    & over                            22,654     $13,875     $11,504      48,033    $27,565                75,598
  Other time deposits                114,102      91,208      81,641     286,951    169,525               456,476
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                        71,809                              71,809                           71,809
  FHLB advances                       73,972      10,000                  83,972                           83,972
                                   ---------   ---------   ---------  ----------   --------  --------  ----------
Total Interest-Bearing
  Funds                             $940,724    $115,083     $93,145  $1,148,952   $197,090            $1,346,042
                                   =========   =========   =========  ==========   ========  ========  ==========

Interest Sensitivity Gap           ($386,101)   ($20,368)    $87,822   ($318,647)  $395,745  $234,820    $311,918
                                   =========   =========   =========  ==========   ========  ========  ==========

Cumulative Gap                     ($386,101)  ($406,469)  ($318,647)  ($318,647)   $77,098  $311,918    $311,918
                                   =========   =========   =========  ==========   ========  ========  ==========

Cumulative Gap as a Percentage
  of Total Earning Assets             -23.29%     -24.52%     -19.22%     -19.22%      4.65%    18.81%      18.81%

Management Adjustments               616,828     (41,121)    (82,244)    493,463   (493,463)                    0
Off-Balance Sheet Activities         (50,000)                            (50,000)                         (50,000)
                                   ---------   ---------   ---------  ----------   --------  --------  ----------
Cumulative Management
  Adjusted Gap and Off-Balance
  Sheet Activities                  $180,727    $119,238    $124,816    $124,816    $27,098  $261,918    $261,918
                                   =========   =========   =========  ==========   ========  ========  ==========

Cumulative Management
  Adjusted Gap and Off-Balance
  Sheet Activities as a Percentage
  of Total Earning Assets              10.90%       7.19%       7.53%       7.53%      1.63%    15.80%      15.80%

on an underlying notional amount without the exchange of the underlying principal amount. The interest rate swap subjects United to market risk associated with changes in interest rates, as well as the risk that the counterparty will fail to perform. Only the interest payments are exchanged, and therefore, cash requirements and exposure to credit risk are significantly less than the notional amount.

At December 31, 1994, the total notional amount of interest rate swaps in effect was only $50 million. The current maturity of the swap portfolio is two years and one month. During 1994, interest rate swaps reduced net interest income by $1,000. United did not have interest rate swaps during 1993. For further details, see Note M to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In the opinion of management, United maintains liquidity which is sufficient to satisfy its depositors' requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United are "core deposits". Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are generally obtained as the result of a competitive bidding process.

Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers. Other than cash and due from banks, the available for sale securities portfolio and maturing loans are the primary sources of liquidity.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings secured by bank premises or stock of United's subsidiaries. United has no intention at this time to utilize any long-term funding sources other than FHLB advances and long-term certificates of deposit.

Cash flows from operations in 1994 of $34,458,000 were 12.4% higher than the $30,657,000 in 1993 as a result of a $3.2 million increase in net income. In 1994, investing activities resulted in a use of cash of $52,200,000 as compared to 1993 in which investing activities resulted in a use of cash of $50,647,000. The primary reason for the slight increase in the use of cash for investing activities is that the $88.3 million increase in net loan originations was almost entirely offset by a net $85.2 million in excess of proceeds from sales, maturities and calls of securities over security purchases. Financing activities resulted in a source of cash in 1994 of $39,655,000 primarily due to a $47,633,000 increase in net borrowings from the FHLB of Pittsburgh and an increase in deposits of $4,372,000. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

United anticipates no problems in its ability to service its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available to it. See Note J, Notes to Consolidated Financial Statements.

The asset and liability committee monitors liquidity to ascertain that a strong liquidity position is maintained. In addition, variable rate loans are a priority. These policies should help to protect net interest income against fluctuations in interest rates.

United also seeks to maintain a proper relationship between capital and total assets in order to support growth and sustain earnings. United's average equity to average asset ratio was 10.16% in 1994 and 9.78% in 1993. United's risk-based capital ratio was 15.52% in 1994 and 15.28% in 1993 which are both significantly higher than the minimum regulatory requirements. United's Tier 1 capital and leverage ratios of 14.27% and 9.55%, respectively, at December 31, 1994, are also strong relative to its peers and are well above regulatory minimums.

COMMITMENTS

The following table indicates the outstanding loan commitments of United in the categories stated:

                                                    December 31
                                                       1994
                                                  -------------
          Lines of credit authorized,
               but unused                          $244,975,000
          Letters of Credit                          15,022,000
                                                   ------------
                                                   $259,997,000
                                                   ============

Past experience has shown that, of the foregoing commitments, approximately 12-15% would reasonably be expected to be funded within a one year period. For more information, see Note M to the Consolidated Financial Statements.

1993 COMPARED TO 1992

EARNINGS SUMMARY

For the year ended December 31, 1993, net income increased 32.7% to $21,706,000. Net income per share of $1.82 for the year was up 19.7% from 1992 levels. United's return on average assets was 1.27%. Dividends declared per share increased 11.8% from $.85 in 1992 to $.95 per share in 1993. Earnings before taxes, security transactions, the cumulative effect of a change in accounting principle and the provision for possible loan losses were strong and increased 24.4% for 1993 compared to 1992. This reflected a 12.4% improvement in net interest income driven by a significant increase in average net earning assets. Noninterest expenses were flat in 1993 as compared to 1992 as management was effective in its ability to control expenses. Income taxes increased by 36.9% from 1992, principally because of increased pretax income, decreases in income from investment securities exempt from federal taxes and higher statutory federal income tax rates. During 1993 the market price for United stock increased from $20.00 to $26.50 or 31%.

Earnings for 1993 included certain nonrecurring income and expense items. The nonrecurring income item, which is reported as a cumulative effect of change in accounting principle of $1,329,000, is the result of United's adoption of SFAS No. 109, "Accounting for Income Taxes," during the first quarter of 1993. For further details, see Note K to the Consolidated Financial Statements. The nonrecurring expense items were primarily the result of management's conservative review of certain credits which resulted in additional provisions being made to the reserve for other real estate owned and the allowance for loan losses. Additional nonrecurring expenses resulted from the mergers consummated by United.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

For the years ended December 31, 1993 and 1992, net interest income approximated $71,496,000 and $63,605,000, respectively. On a tax-equivalent basis the net interest margin was strong at 4.75% in 1993 and 4.83% in 1992. Higher average loan volumes of $143 million contributed to the increase in net interest income. United also experienced significant decreases in its overall cost of funds. At 4.75%, United's net interest margin remained well above peer group averages.

Total interest income of $116,505,000 increased 2.6% in 1993 over 1992 as a result of higher volumes of interest-earning assets. Comparing year-end 1993 to year-end 1992, moderate decreases in commercial and consumer loans of 6.5% and 5.7%, respectively, which resulted from lower commercial and consumer demand, were offset by significant mortgage loan growth of 15.3%.

Total interest expense decreased 9.8% in 1993. This decrease can be attributed primarily to lower rates paid on interest-bearing funds. United's average interest-bearing deposits increased 12.46% in 1993, while its average long-term borrowings increased 160.88% as United made greater use of these funds in order to meet the demand for mortgage loan products while matching maturities. The average cost of funds reflected the general downward trend in market interest rates in 1993, falling from 4.27% in 1992 to 3.44% in 1993.

PROVISION FOR POSSIBLE LOAN LOSSES

United evaluated the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio.

Nonperforming loans were $13,517,000 at December 31, 1993 and $15,955,000 at December 31, 1992, a decrease of 15.3%. The components of nonperforming loans include nonaccrual loans, loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and troubled debt restructurings.

At year-end 1993 and 1992 the allowance for possible loan losses was 1.61% and 1.43% of total loans, net of unearned income, respectively. As of December 31, 1993, the ratio of the allowance for loan losses to nonperforming loans was 140.7% as compared to 100.0% as of December 31, 1992.

For the years ended December 31, 1993 and 1992 the provision for loan losses was $4,332,000 and $4,242,000, respectively. The provision for loan losses charged to operations was based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgment, deserved recognition in estimating possible loan losses. Such other factors considered by management included growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions.

Total net charge-offs were $1,773,000 in 1993 and $5,144,000 in 1992, which represents .16% and .52% of average loans for the respective years. United's ratio of net charge-offs to average loans compared very favorably with its peers.

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. In 1993, other income increased by $1,550,000 or 13.94%. The overall increase in noninterest income is primarily attributed to the October 20, 1992, acquisition of UNB-South and increased activity in customer accounts for which a fee is charged.

Trust income increased $124,000 or 4.93% in 1993. This was due to repricing of services and an increased volume of trust business.

Service charges, commissions and fees increased by $1,430,000 or 19.32% in 1993. This income consisted of charges and fees related to various banking services provided by United and was primarily due to a restructuring of fees and the acquisition of UNB-South.

Securities transactions resulted in a net gain of $479,000 in 1993 and a net gain of $403,000 in 1992. As evidenced by the Statement of Cash Flows in the Consolidated Financial Statements, the volume of securities sold increased significantly in 1993. The primary reason for this increased sales activity was a one-time restructuring of the portfolio of an acquired subsidiary. Included in the 1993 gains are debt securities gains of approximately $332,000 which were realized primarily on sales of mortgage-backed security obligations which were experiencing accelerated prepayments.

OTHER EXPENSE

Other expense included all items of expense other than interest expense, the provision for possible loan losses, and income taxes. In total, other expenses were flat in 1993, and management was successful in controlling costs. The income statement reflected a 5.7% increase in 1993 as compared to 1992. The increase was due to certain nonrecurring costs and certain other costs in connection with the mergers of FFC, Westover and Star City into United during 1993. The October 20, 1992 acquisition of UNB-South also increased reported expenses for 1993.

Salaries and employee benefits expense increased 6.26% in 1993 due to the acquisitions of UNB-South, Westover and Star City. As of December 31, 1993 and 1992, United employed 889 and 879 full-time equivalent employees, respectively.

Other expense increased 5.63% in 1993 compared to 1992. This increase was mainly due to the acquisition of UNB-South, nonrecurring merger expenses and provisions for estimated losses on other real estate owned.

INCOME TAXES

For the year ended December 31, 1993, income taxes approximated $9,770,000 compared to $7,136,000 for 1992. This increase is principally the result of lower levels of tax-exempt income and higher levels of pretax income, combined with higher statutory federal tax rates in 1993. United's effective tax rates in these two years were 32.4% and 30.4%, respectively.

Effective January 1, 1993, United prospectively adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and was measured at the tax rate in effect in the year the differences originated.

As permitted by Statement 109, United has elected not to restate the financial statements of any prior years. The effect of the change on pretax income for the year ended December 31, 1993 was not material; however, the cumulative effect of the change increased net income by $1,329,000 or $0.11 per share.

At December 31, 1993, gross deferred tax assets totaled approximately $10.4 million. The allowance for loan losses and various accrued liabilities represented the most significant temporary differences. Based on management's evaluation at December 31, 1993, no valuation allowance had been allocated to deferred tax assets.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 1994, 1993 and 1992 with the interest and rate earned or paid on such amount.

                                           Year Ended                     Year Ended                       Year Ended
                                           December 31                    December 31                      December 31
                                              1994                            1993                             1992
                                   ---------------------------     ----------------------------     ----------------------------
(Dollars in                          Average              Avg.       Average               Avg.      Average                Avg.
Thousands)                           Balance   Interest   Rate       Balance    Interest   Rate      Balance     Interest   Rate
                                   ----------  ---------  -----    ----------   ---------  -----    ----------   ---------  -----
ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                       $6,125        $250   4.08%      $29,747        $898   3.02%      $50,051      $1,860   3.72%
  Investment Securities:
    Taxable                          345,166      18,589   5.39%      371,583      20,531   5.53%      288,014      19,333   6.71%
    Tax exempt (1)                    52,709       5,429  10.30%       59,307       6,360  10.72%       69,056       7,508  10.87%
                                  ----------   ---------  -----    ----------   ---------  -----    ----------   ---------  -----
          Total Securities           397,875      24,018   6.04%      430,890      26,891   6.24%      357,070      26,841   7.52%

  Loans, net of unearned
    income (1) (2)                 1,231,525      99,850   8.11%    1,134,001      92,168   8.13%      990,999      88,121   8.89%
Allowance for possible loan
  losses                             (19,595)                         (18,046)                         (14,453)
                                  ----------                       ----------                       ----------
Net Loans                          1,211,930               8.24%    1,115,955               8.26%      976,546               9.02%
                                  ----------   ---------  -----    ----------   ---------  -----    ----------   ---------  -----
Total earning assets               1,615,930     124,118   7.68%    1,576,592     119,957   7.61%    1,383,667     116,822   8.44%
                                               ---------                        ---------                        ---------
Other assets                         137,394                          130,047                          112,481
                                  ----------                       ----------                       ----------
           TOTAL ASSETS           $1,753,324                       $1,706,639                       $1,496,148
                                  ==========                       ==========                       ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits       $1,199,355     $38,614   3.22%   $1,193,622     $40,837   3.42%   $1,061,358     $46,106   4.34%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                        78,699       2,571   3.27%       75,496       2,152   2.85%       92,878       2,824   3.04%
  FHLB advances                       50,702       2,702   5.33%       40,528       2,020   4.98%       15,535         967   6.22%
                                  ----------   ---------  -----    ----------   ---------  -----    ----------   ---------  -----
Total Interest-Bearing Funds       1,328,756      43,887   3.30%    1,309,646      45,009   3.44%    1,169,771      49,897   4.27%
                                               ---------                        ---------                        ---------
  Demand deposits                    229,936                          213,544                          178,923
  Accrued expenses and other
    liabilities                       16,567                           16,474                            6,385
                                  ----------                       ----------                       ----------
           TOTAL LIABILITIES       1,575,259                        1,539,664                        1,355,079
Shareholders' Equity                 178,065                          166,975                          141,069
                                  ----------                       ----------                       ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY      $1,753,324                       $1,706,639                       $1,496,148
                                  ==========                       ==========                       ==========
NET INTEREST INCOME                              $80,231                          $74,948                          $66,925
                                               =========                        =========                        =========
INTEREST SPREAD                                            4.38%                            4.17%                            4.17%

NET INTEREST MARGIN                                        4.97%                            4.75%                            4.83%


(1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35% in 1994 and 1993 and 34% in 1992.

(2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

RATE/VOLUME ANALYSIS


The following table sets forth a summary of the changes in interest earned and interest paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume), and
(iii) changes in rate/volume (change in the average volume times the change in average rate).

                                                   1994 Compared to 1993             1993 Compared to 1992
                                               -----------------------------    -------------------------------
                                                 Increase (Decrease) Due to       Increase (Decrease) Due to
                                               -----------------------------    -------------------------------
                                                               Rate/                              Rate/
                                               Volume   Rate   Volume  Total    Volume    Rate   Volume   Total
                                               ------   ----   ------  -----    ------    ----   ------   -----
                                                         (In thousands)                  (In thousands)
Interest income:
  Federal funds sold, securities purchased
    under agreements to resell and other
    short-term investments                      ($713)   $315  ($250)   ($648)   ($705)   ($225)   ($32)  ($962)
Investment securities:
  Taxable                                      (1,461)   (520)    39   (1,942)   5,649   (3,543)   (908)  1,198
  Tax exempt (1)                                 (708)   (249)    26     (931)  (1,060)    (104)     16  (1,148)

Loans (1),(2)                                   7,929    (227)   (20)   7,682   12,713   (7,532) (1,134)  4,047
                                               ------  ------   ----   ------   ------   ------   -----   -----
                TOTAL INTEREST INCOME           5,047    (681)  (205)   4,161   16,597  (11,404) (2,058)  3,135
                                               ------  ------   ----   ------   ------   ------   -----   -----

Interest expense:
  Interest-bearing deposits                       196  (2,387)   (32)  (2,223)   5,740   (9,764) (1,245) (5,269)
  Federal funds purchased, repurchase
    agreements, and other short-term
    borrowings                                     91     317     11      419     (535)    (214)    195    (554)
  FHLB advances                                   507     142     33      682    1,555     (193)   (427)    935
                                               ------  ------   ----   ------   ------   ------   -----   -----
                  TOTAL INTEREST EXPENSE          794  (1,928)    12   (1,122)   6,760  (10,171) (1,477) (4,888)
                                               ------  ------   ----   ------   ------   ------   -----   -----
                  NET INTEREST INCOME          $4,253  $1,247  ($217)  $5,283   $9,837  ($1,233)  ($581) $8,023
                                               ======  ======   ====   ======   ======   ======   =====  ======

(1) Yields and interest income on tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35% in 1994 and 1993 and 34% in 1992.

(2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS


The following is a summary of loans outstanding at December 31, (Construction loans are not shown separately due to the insignificant amounts in all periods presented):

                                    1994        1993        1992        1991        1990
                                 ----------  ----------  ----------   --------    --------
                                                        (In thousands)
Commercial, financial
  and agricultural                 $208,491    $218,559    $218,370   $203,864    $229,430
Real estate                         859,738     738,809     656,518    526,490     497,194
Consumer                            233,866     229,847     246,673    226,657     226,705
Less:  Unearned interest             (5,018)     (6,428)     (7,824)    (2,528)     (3,651)
                                 ----------  ----------  ----------   --------    --------

         Total loans              1,297,077   1,180,787   1,113,737    954,483     949,678

Allowance for possible
  loan losses                       (20,008)    (19,015)    (15,952)   (14,070)    (12,187)
                                 ----------  ----------  ----------   --------    --------

        TOTAL LOANS, NET         $1,277,069  $1,161,772  $1,097,785   $940,413    $937,491
                                 ==========  ==========  ==========   ========    ========

At December 31, 1994, United had $527,434,000 in single family residential real estate loans and $300,679,000 in commercial real estate loans included in the above total loans.


The following is a summary of loans outstanding as a percent of total loans at December 31:

                                    1994        1993        1992        1991        1990
                                 ----------  ----------  ----------   --------    --------
Commercial, financial
  and agricultural                    16.01%      18.41%      19.47%     21.30%      24.07%
Real estate                           66.03%      62.23%      58.54%     55.02%      52.15%
Consumer                              17.96%      19.36%      21.99%     23.68%      23.78%
                                 ----------  ----------  ----------   --------    --------

                   TOTAL             100.00%     100.00%     100.00%    100.00%     100.00%
                                 ==========  ==========  ==========   ========    ========


REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans outstanding as of December 31, 1994:

                                 Less Than     One To    Greater Than
                                  One Year   Five Years  Five Years       Total
                                 ----------  ----------  ------------   --------
Commercial, financial
  and agricultural                  $27,291     $88,087       $93,113   $208,491
                                 ==========  ==========  ============   ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES


At December 31, 1994, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:

                                                        One to        Over
                                                      Five Years   Five Years
                                                      ----------   ----------
                                                           (In thousands)

Outstanding with fixed interest rates                    $23,149      $24,470
Outstanding with adjustable rates                         64,938       68,643
                                                      ----------   ----------
                                                         $88,087      $93,113
                                                      ==========   ==========


RISK ELEMENTS

Nonperforming Loans

Nonperforming loans include loans on which no interest is currently being accrued, loans which are past due 90 days or more as to principal or interest payments, and loans for which the terms have been modified due to a deterioration in the financial position of the borrower. Management is not aware of any other significant loans, groups of loans, or segments of the loan portfolio not included below where there are serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. The following table summarizes nonperforming loans for the indicated periods.


                                                                   December 31
                                            ---------------------------------------------------------
                                               1994        1993        1992        1991        1990
                                            ----------  ----------  ----------   ---------   --------
                                                                   (In thousands)

Nonaccrual loans                                $3,733      $8,588     $12,446     $11,719    $15,200
Troubled debt restructurings                                 2,453       1,355       1,928      2,063
Loans which are contractually past due 90
  days or more as to interest or principal,
  and are still accruing interest                2,303       2,476       2,154       3,525      5,578
                                            ----------  ----------  ----------   ---------   --------

           TOTAL                                $6,036     $13,517     $15,955     $17,172    $22,841
                                            ==========  ==========  ==========   =========   ========


Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. See Note F to the consolidated financial statements for additional information regarding nonperforming loans and credit risk concentration.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of investment securities held to maturity at December 31, 1994 and all securities at December 31, 1993 and 1992:

                                                              1994         1993         1992
                                                           ----------   ----------   ---------
                                                                      (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                                   $84,843     $220,805    $215,511
States and political subdivisions                              53,297       55,209      67,553
Mortgage-backed securities                                     97,644      131,322      78,710
Marketable equity securities                                                 2,182       2,226
Other                                                           7,062       20,909      26,017
                                                             --------     --------    --------
   TOTAL INVESTMENT SECURITIES                               $242,846     $430,427    $390,017
                                                             ========     ========    ========

The following is a summary of the amortized cost, unrealized gains and losses and market value of available for sale securities at December 31, 1994:

                                                             Gross        Gross      Estimated
                                               Amortized   Unrealized   Unrealized      Fair
                                                 Cost        Gains        Losses       Value
                                               ---------   ----------   ----------   ---------
                                                                 (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                     $103,292         $127         $774    $102,645
Marketable equity securities                       1,529          293           25       1,797
Other                                             13,898            2          305      13,595
                                               ---------   ----------   ----------   ---------
   TOTAL AVAILABLE-FOR-SALE SECURITIES          $118,719         $422       $1,104    $118,037
                                               =========   ==========   ==========   =========


The following table sets forth the maturities of the above securities at December 31, 1994, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).


                                                                 After 1 But             After 5 But
                                        Within 1 Year          Within 5 Years         Within 10 Years         After 10 Years
                                    -------------------    --------------------     ------------------     ------------------
                                     Amount       Yield      Amount       Yield      Amount       Yield     Amount       Yield
                                    -------       -----    --------       -----     -------       -----    -------       -----
                                                                         (In thousands)
U.S. Treasury and other
  U.S. Government agencies
  and corporations                  $50,388        6.45%   $131,672        6.00%     $5,428        6.16%
States and political
  subdivisions (1)                   10,277       11.66%     20,567        9.76%      8,492        8.63%    13,961        9.60%
Other                                23,494        4.53%     32,501        6.19%     22,906        6.45%    41,197        6.40%

(1) Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

NOTE: There are no securities with a single issuer whose book value in the aggregate exceeds 10% of total shareholders' equity.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SHORT-TERM BORROWINGS


The following table shows the distribution of United's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

                                         Federal     Securities Sold
                                          Funds      Under Agreements
                                        Purchased      to Repurchase
                                        ---------    ----------------
                                                (In thousands)
At December 31:
   1994                                    $4,582         $67,227
   1993                                     5,339          67,271
   1992                                     8,218          64,233

Weighted average interest rate
  at year end:
   1994                                       5.7%            4.1%
   1993                                       2.9%            2.7%
   1992                                       3.1%            2.9%

Maximum amount outstanding at
  any month's end:
   1994                                   $25,089        $103,486
   1993                                     7,509          85,515
   1992                                    20,937          83,127

Average amount outstanding during
  the year:
   1994                                   $10,178         $68,521
   1993                                     7,808          67,688
   1992                                    20,016          70,972

Weighted average interest rate
  during the year:
   1994                                       4.3%            3.1%
   1993                                       3.0%            2.8%
   1992                                       3.3%            3.1%


At December 31, 1994, repurchase agreements include $66,780,000 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:


                               1994               1993               1992
                        ----------------   ----------------   ----------------
                          Amount    Rate     Amount    Rate     Amount    Rate
                        ----------  ----   ----------  ----   ----------  ----
                                              (In thousands)
Noninterest bearing
  demand deposits         $229,936           $213,544           $178,923
Interest bearing
  demand deposits          230,402  2.26%     222,226  2.59%     302,794  3.47%
Savings deposits           449,142  2.84%     444,788  3.06%     245,052  3.89%
Time deposits              519,811  3.97%     526,608  4.08%     513,512  5.06%
                        ----------         ----------         ----------
          TOTAL         $1,429,291  3.22%  $1,407,166  3.42%  $1,240,281  4.34%
                        ==========         ==========         ==========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1994 are summarized as follows:

                                                (In thousands)
                     3 months or less                  $23,122
                     Over 3 through 6 months            12,212
                     Over 6 through 12 months           11,504
                     Over 12 months                     28,760
                                                       -------
                                 TOTAL                 $75,598
                                                       =======


RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

                                                      1994       1993      1992
                                                     ------     ------    ------
                     Return on average assets         1.42%      1.27%     1.09%
                     Return on average equity        13.98%     13.00%    11.60%
                     Dividend payout ratio (1)       50.61%     50.30%    49.80%
                     Average equity to average
                       assets ratio                  10.16%      9.78%     9.43%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:

                                                     1994        1993        1992       1991      1990
                                                 ----------  ----------  ----------  --------  --------
                                                                      (In thousands)
Balance of allowance for possible loan
  losses at beginning of year                       $19,015     $15,952     $14,070   $12,187   $10,137

Allowance of purchased company at date
  of acquisition                                                    504       2,784                 198

Loans charged off:
  Commercial, financial and agricultural                708       1,088       3,108     4,636     4,244
  Real estate                                            65         649       1,477       175       321
  Consumer and other                                    943       1,004       1,286     1,785     1,736
                                                 ----------  ----------  ----------  --------  --------

                        TOTAL CHARGE-OFFS             1,716       2,741       5,871     6,596     6,301

Recoveries:
  Commercial, financial and agricultural                577         438         168       403       407
  Real estate                                            13         231         154        48        25
  Consumer and other                                    301         299         405       393       280
                                                 ----------  ----------  ----------  --------  --------

                         TOTAL RECOVERIES               891         968         727       844       712
                                                 ----------  ----------  ----------  --------  --------

                    NET LOANS CHARGED OFF               825       1,773       5,144     5,752     5,589
Addition to allowance (1)                             1,818       4,332       4,242     7,635     7,441
                                                 ----------  ----------  ----------  --------  --------

        BALANCE OF ALLOWANCE FOR POSSIBLE
               LOAN LOSSES AT END OF YEAR           $20,008     $19,015     $15,952   $14,070   $12,187
                                                 ==========  ==========  ==========  ========  ========


Loans outstanding at the end of period (gross)   $1,302,095  $1,187,215  $1,121,561  $957,010  $953,329
                                                 ==========  ==========  ==========  ========  ========

Average loans outstanding during
  period (net of unearned income)                $1,231,525  $1,134,001    $990,999  $949,784  $910,685
                                                 ==========  ==========  ==========  ========  ========

Net charge-offs as a percentage of
  average loans outstanding                            0.07%       0.16%       0.52%     0.61%     0.61%

Allowance for possible loan losses as
  a percentage of nonperforming loans                 331.5%      140.7%      100.0%     81.9%     53.4%

(1) The amount charged to operations and the related balance in the allowance for possible loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of future potential losses.

    Quarterly reviews of individual loans as well as the loan portfolio as a whole are made by management and the credit department. Management performs extensive procedures in granting and monitoring loans on a continual basis. Further, management believes that the allowance for possible loan losses is adequate to absorb anticipated losses.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

  Allocation of allowance for
    possible loan losses at
    years ending:                     1994     1993     1992     1991     1990
                                     ------  -------  -------  -------  -------
    Commercial, financial and
       agricultural                  $7,526   $8,109   $6,406   $6,534   $5,750

    Real estate                         499      476    1,375    1,382    1,093

    Consumer and other                1,313    1,733    5,481    5,434    4,694
                                     ------  -------  -------  -------  -------

        Total                        $9,338  $10,318  $13,262  $13,350  $11,537
                                     ======  =======  =======  =======  =======


  The portion of the allowance for loan losses that is not specifically allocated to individual credits has been apportioned among the separate loan portfolios based on the relative risk of each portfolio.



  % of Loans Per Category
  -----------------------             1994     1993     1992     1991     1990
                                     ------  -------  -------  -------  -------
    Commercial, financial and
       agricultural                   80.60%   78.59%   48.30%   48.94%   49.84%

    Real estate                        5.34%    4.61%   10.37%   10.35%    9.47%

    Consumer and other                14.06%   16.80%   41.33%   40.71%   40.69%
                                     ------  -------  -------  -------  -------

        Total                        100.00%  100.00%  100.00%  100.00%  100.00%
                                     ======  =======  =======  =======  =======

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) - FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

YEAR ENDED DECEMBER 31, 1994
UNITED BANKSHARES, INC.

                                                                            Page

Report of Independent Auditors............................................   40
Consolidated Balance Sheets...............................................   42
Consolidated Statements of Income.........................................   43
Consolidated Statements of Changes in Shareholders' Equity................   44
Consolidated Statements of Cash Flows.....................................   45
Notes to Consolidated Financial Statements................................   46

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS



Board of Directors and Shareholders
United Bankshares, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Financial Future Corporation for 1992, which statements reflect total revenues constituting 10% of the related consolidated totals in 1992. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Financial Future Corporation for 1992, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1992, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes D and K to the consolidated financial statements, United Bankshares, Inc. changed its method of accounting for certain debt securities as of January 1, 1994 and its method of accounting for income taxes in 1993.


                                                           /s/ Ernst & Young LLP


Charleston, West Virginia
February 10, 1995

                        INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Financial Future Corporation and Subsidiaries
Ceredo, West Virginia

We have audited the accompanying consolidated balance sheets of Financial Future Corporation and Subsidiaries as of December 31, 1992 and December 31, 1991, and the related consolidated statements of income, changes in stockholders' equity, and the consolidated statement of cash flows for each of the three years in the period ended December 31, 1992. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Future Corporation and Subsidiaries at December 31, 1992 and December 31, 1991, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1992 in conformity with generally accepted accounting principles.



                                               /s/ Somerville & Company



January 25, 1993

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                           December 31
                                                                                 ------------------------------
                                                                                       1994           1993
                                                                                 --------------  --------------
ASSETS
  Cash and due from banks - Note C                                                  $82,763,000     $60,750,000
  Interest-bearing deposits with other banks                                                            100,000
                                                                                 --------------  --------------
     Total cash and cash equivalents                                                 82,763,000      60,850,000

  Securities available for sale (at market)-Note D                                  118,037,000
  Investment securities (market value--$ 231,461,000
    and $ 438,223,000 at December 31, 1994 and 1993,
    respectively-Note E                                                             242,846,000     430,427,000
  Gross loans - Note F                                                            1,302,095,000   1,187,215,000
        Less: Unearned income                                                        (5,018,000)     (6,428,000)
                                                                                 --------------  --------------
  Loans net of Unearned income                                                    1,297,077,000   1,180,787,000
        Less: Allowance for loan losses                                             (20,008,000)    (19,015,000)
                                                                                 --------------  --------------
  Net loans                                                                       1,277,069,000   1,161,772,000
  Bank premises and equipment - Note G                                               30,769,000      31,113,000
  Interest receivable                                                                10,943,000      10,542,000
  Other assets - Notes  H and K                                                      25,214,000      25,480,000
                                                                                 --------------  --------------

                                            TOTAL ASSETS                         $1,787,641,000  $1,720,184,000
                                                                                 ==============  ==============


LIABILITIES
  Domestic deposits - Note I
     Noninterest-bearing                                                           $244,591,000    $229,131,000
     Interest-bearing                                                             1,190,261,000   1,201,398,000
                                                                                 --------------  --------------

                                          TOTAL DEPOSITS                          1,434,852,000   1,430,529,000
  Short-term borrowings - Note J
     Federal funds purchased                                                          4,582,000       5,339,000
     Securities sold under agreements to repurchase                                  67,227,000      67,271,000
  Long-term borrowings - Note J                                                      83,972,000      32,203,000
  Accrued expenses and other liabilities                                             17,262,000      13,870,000
                                                                                 --------------  --------------

                                       TOTAL LIABILITIES                          1,607,895,000   1,549,212,000

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value;
         Authorized--20,000,000 shares; issued and
         outstanding --11,954,453 at December 31, 1994 and 1993,
         including 137,520 and 27,720 shares in treasury, respectively               29,886,000      29,886,000
     Surplus                                                                         32,331,000      32,616,000
     Retained earnings - Note C                                                     121,318,000     109,020,000
     Net unrealized holding loss on securities available for sale - Note D             (443,000)
     Treasury stock                                                                  (3,346,000)       (550,000)
                                                                                 --------------  --------------

                              TOTAL SHAREHOLDERS' EQUITY                            179,746,000     170,972,000
  COMMITMENTS AND CONTINGENCIES - Notes M and P
                                                                                 --------------  --------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,787,641,000  $1,720,184,000
                                                                                 ==============  ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                            Year Ended December 31
                                                                     -----------------------------------
                                                                         1994        1993        1992
                                                                     ----------- ----------- -----------
INTEREST INCOME
  Interest and fees on loans - Note F                                $98,674,000 $90,942,000 $87,354,000
  Interest on federal funds sold                                         250,000     805,000   1,628,000
  Interest and dividends on securities:
    Taxable                                                           18,589,000  20,531,000  19,333,000
    Exempt from federal taxes                                          3,529,000   4,134,000   4,955,000
  Other interest income                                                  115,000      93,000     232,000
                                                                     ----------- ----------- -----------

                       TOTAL INTEREST INCOME                         121,157,000 116,505,000 113,502,000
                                                                     ----------- ----------- -----------

INTEREST EXPENSE
  Interest on deposits                                                38,614,000  40,837,000  46,106,000
  Interest on short-term borrowings - Note J                           2,571,000   2,152,000   2,706,000
  Interest on long-term borrowings - Note J                            2,702,000   2,020,000   1,085,000
                                                                     ----------- ----------- -----------

                      TOTAL INTEREST EXPENSE                          43,887,000  45,009,000  49,897,000
                                                                     ----------- ----------- -----------

                         NET INTEREST INCOME                          77,270,000  71,496,000  63,605,000
PROVISION FOR POSSIBLE LOAN LOSSES - Note F                            1,818,000   4,332,000   4,242,000
                                                                     ----------- ----------- -----------

        NET INTEREST INCOME AFTER PROVISION
                   FOR POSSIBLE LOAN LOSSES                           75,452,000  67,164,000  59,363,000
                                                                     ----------- ----------- -----------

OTHER INCOME
  Trust department income                                              2,868,000   2,639,000   2,515,000
  Service charges, commissions, and fees - Note N                      8,636,000   8,830,000   7,400,000
  Other income                                                           590,000     725,000     805,000
  Investment securities transactions                                    (872,000)    479,000     403,000
                                                                     ----------- ----------- -----------

                         TOTAL OTHER INCOME                           11,222,000  12,673,000  11,123,000
                                                                     ----------- ----------- -----------

OTHER EXPENSES
  Salaries and employee benefits - Note L                             22,081,000  22,257,000  20,946,000
  Net occupancy expense - Note G                                       4,899,000   4,509,000   4,342,000
  Other expense - Note N                                              21,696,000  22,924,000  21,703,000
                                                                     ----------- ----------- -----------

                       TOTAL OTHER EXPENSES                           48,676,000  49,690,000  46,991,000
                                                                     ----------- ----------- -----------

     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      37,998,000  30,147,000  23,495,000

INCOME TAXES - Note K                                                 13,096,000   9,770,000   7,136,000
                                                                     ----------- ----------- -----------

     INCOME BEFORE CUMULATIVE EFFECT OF
          CHANGE IN ACCOUNTING PRINCIPLE                              24,902,000  20,377,000  16,359,000

CUMULATIVE EFFECT AS OF JANUARY 1, 1993 OF CHANGE
    IN METHOD OF ACCOUNTING FOR INCOME TAXES - Note K                              1,329,000
                                                                     ----------- ----------- -----------

                                 NET INCOME                          $24,902,000 $21,706,000 $16,359,000
                                                                     =========== =========== ===========

Earnings per common share:
Income before cumulative effect of change in accounting principle          $2.08       $1.71       $1.52
Cumulative effect of change in method of accounting for income taxes                    0.11
                                                                     ----------- ----------- -----------
Net income                                                                 $2.08       $1.82       $1.52
                                                                     =========== =========== ===========

Average common outstanding shares                                     11,993,062  11,922,521  10,737,688
                                                                     =========== =========== ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                                    For the Year Ended December 31
                                     -------------------------------------------------------------------------------------------
                                                                                        Net Unrealized
                                           Common Stock                                  Holding Loss
                                     -----------------------                             on Securities                 Total
                                                     Par                      Retained     Available     Treasury   Shareholders'
                                       Shares       Value       Surplus       Earnings      for Sale      Stock        Equity
                                     ----------  -----------  -----------   ------------ -----------   -----------  ------------
Balance at January 1, 1992           10,586,732  $26,467,000  $17,140,000    $90,370,000   ($121,000)  ($1,474,000) $132,382,000

Common stock issued in
  acquisition - Note B                1,357,526    3,394,000   15,471,000                                2,505,000    21,370,000
Net income                                                                    16,359,000                              16,359,000
Cash dividends ($.85 per share)                                               (7,914,000)                             (7,914,000)
Cash dividends of pooled subsidiaries                                           (583,000)                               (583,000)
Net change in aggregate
  unrealized loss on
  marketable equity securities                                                               121,000                     121,000
Sale of treasury stock                                                                                     158,000       158,000
Purchase of treasury stock                                                                              (1,729,000)   (1,729,000)
Common stock options
  exercised - Note L                                               (6,000)                                  61,000        55,000
Pre-merger transactions of
  pooled bank                               180                     1,000                                                  1,000
                                     ----------  -----------  -----------   ------------ -----------   -----------  ------------

Balance at December 31, 1992         11,944,438   29,861,000   32,606,000     98,232,000           0      (479,000)  160,220,000

Net income                                                                    21,706,000                              21,706,000
Cash dividends ($.95 per share)                                              (10,918,000)                            (10,918,000)
Purchase of treasury stock                                                                                (300,000)     (300,000)
Common stock options
  exercised - Note L                                              (85,000)                                 229,000       144,000
Pre-merger transactions of
  pooled bank                            10,015       25,000       95,000                                                120,000
                                     ----------  -----------  -----------   ------------ -----------   -----------  ------------

Balance at December 31, 1993         11,954,453   29,886,000   32,616,000    109,020,000           0      (550,000)  170,972,000

Net income                                                                    24,902,000                              24,902,000
Change in method of accounting
  for securities - Note D                                                                  1,284,000                   1,284,000
Cash dividends ($1.06 per share)                                             (12,604,000)                            (12,604,000)
Net change in unrealized holding loss
  on securities available for sale                                                        (1,727,000)                 (1,727,000)
Purchase of treasury stock                                                                              (3,536,000)   (3,536,000)
Common stock options
  exercised - Note L                                             (285,000)                                 740,000       455,000
                                     ----------  -----------  -----------   ------------ -----------   -----------  ------------

Balance at December 31, 1994         11,954,453  $29,886,000  $32,331,000   $121,318,000   ($443,000)  ($3,346,000) $179,746,000
                                     ==========  ===========  ===========   ============ ===========   ===========  ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                Year Ended December 31
                                                                       ---------------------------------------
                                                                           1994          1993          1992
                                                                       -----------   -----------   -----------
OPERATING ACTIVITIES
  Net income                                                           $24,902,000   $21,706,000   $16,359,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Cumulative effect of change in accounting principle                             (1,329,000)
      Provision for possible loan losses                                 1,818,000     4,332,000     4,242,000
      Provision for possible OREO losses                                   100,000       496,000       786,000
      Provision for depreciation                                         2,716,000     2,641,000     2,436,000
      Amortization, net of accretion                                     2,904,000     2,095,000       101,000
      Gain on sales of bank premises and equipment                        (245,000)     (121,000)      (49,000)
      Net losses on sales of securities available for sale                 872,000
      Net gains on sales of investment securities                                       (479,000)     (403,000)
      Deferred income tax benefit                                       (1,112,000)   (2,427,000)     (675,000)
      Originations of student loans                                       (292,000)   (1,041,000)   (8,430,000)
      Proceeds from sales of student loans                                                50,000     8,047,000
  Changes in:
    Interest receivable                                                   (401,000)      260,000     1,979,000
    Other assets                                                         1,032,000     2,406,000      (135,000)
    Accrued expenses and other liabilities                               2,164,000     2,068,000       922,000
                                                                       -----------   -----------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               34,458,000    30,657,000    25,180,000
                                                                       -----------   -----------  ------------

INVESTING ACTIVITIES
  Proceeds from sales of investment securities                                        37,084,000    15,382,000
  Proceeds from maturities and calls of investment securities           55,168,000   217,177,000   221,150,000
  Purchases of investment securities                                   (25,430,000) (272,329,000) (226,565,000)
  Proceeds from sales of securities available for sale                  66,351,000
  Proceeds from maturities and calls of securities available for sale   69,885,000
  Purchases of securities available for sale                           (98,871,000)
  Net purchase of bank premises and equipment                           (2,052,000)   (1,562,000)     (731,000)
  Net cash of acquired subsidiary                                                     (2,088,000)   16,312,000
  Changes in:
    Securities purchased under resell agreements                                                     2,375,000
    Loans                                                             (117,251,000)  (28,929,000)  (67,058,000)
                                                                       -----------   -----------  ------------

NET CASH USED IN INVESTING ACTIVITIES                                  (52,200,000)  (50,647,000)  (39,135,000)
                                                                       -----------   -----------  ------------

FINANCING ACTIVITIES
  Cash dividends paid                                                  (12,604,000)  (10,918,000)  (10,326,000)
  Acquisition of treasury stock                                         (3,536,000)     (300,000)   (1,729,000)
  Sales of treasury stock                                                                              158,000
  Proceeds from exercise of stock options                                  455,000       144,000        55,000
  Issuance of common stock                                                               120,000         1,000
  Proceeds from long-term borrowings                                    51,769,000     4,136,000    28,067,000
  Changes in:
    Deposits                                                             4,372,000   (40,872,000)   23,754,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                 (801,000)     (943,000)    6,363,000
    Interest-bearing demand notes issued
      to United States Treasury                                                                       (252,000)
                                                                       -----------   -----------  ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     39,655,000   (48,633,000)   46,091,000
                                                                       -----------   -----------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        21,913,000   (68,623,000)   32,136,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          60,850,000   129,473,000    97,337,000
                                                                       -----------   -----------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $82,763,000   $60,850,000  $129,473,000
                                                                       ===========   ===========  ============

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                               December 31, 1994


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of United Bankshares, Inc. and subsidiaries (United) conform with generally accepted accounting principles. A description of the significant accounting policies is presented below.

Basis of Presentation:  The consolidated financial statements include the
- ----------------------
accounts of United Bankshares, Inc. and its wholly-owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain amounts in the prior year's financial statements have been reclassified to conform with the 1994 presentation. The reclassifications had no effect on net income.

Securities:  Management determines the appropriate classification of securities
- -----------
at the time of purchase. Debt securities that management has the intent and United has the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity net of deferred income taxes.

Gains or losses on sales of securities are recognized by the specific identification method and are reported separately in the statements of income.

Loans:  Interest on loans is accrued and credited to operations using methods
- ------
that approximate a level yield on principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan.

The accrual of interest income generally is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

Allowance for Possible Loan Losses:  In providing for loan losses, United
- -----------------------------------
considers all significant factors that affect the collectibility of loans. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions.

Bank Premises and Equipment:  Bank premises and equipment are stated at cost,
- ----------------------------
less allowances for depreciation and amortization. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets.

Other Assets:  Other real estate owned (OREO), acquired principally through
- -------------
foreclosure on collateral securing loans made by United, is reported at the lower of cost or fair value less costs estimated to sell and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for possible loan losses. Expenses incurred in connection with ownership, subsequent declines in estimated net realizable value, and realized gains and losses upon sale of the properties are included in other expenses, or other income, as appropriate.

United maintains an allowance for possible OREO losses. Such allowance is based upon the estimated values of specific properties in consideration of prevailing market conditions.

Income Taxes:  Deferred income taxes are provided for temporary differences
- -------------
between the financial reporting and tax bases of assets and liabilities at statutory tax rates.

United and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries provide for income taxes on a separate return basis and remit amounts to the parent company deemed to be currently payable.

Trust Assets and Income:  Assets held in a fiduciary or agency capacity for
- ------------------------
subsidiary bank customers are not included in the balance sheets since such items are not assets of the subsidiary banks. Trust department income is reported on a cash basis. Reporting such income on an accrual basis would not materially affect United's consolidated financial position or its results of operations as reported herein.

Cash Flow Information:  For purposes of the statement of cash flows, United
- ----------------------
considers cash and due from banks and federal funds sold as cash and cash equivalents. Interest paid approximated $43,478,000, $45,502,000 and $51,084,000 in 1994, 1993, and 1992, respectively. Income taxes paid approximated $13,033,000, $10,363,000, and $8,068,000 in 1994, 1993, and 1992, respectively.

Interest Rate Swaps:  Interest rate swaps are utilized by United to manage
- --------------------
interest rate exposure. Income or expense derived from these instruments is recognized as an adjustment to interest income of the underlying instrument.

Earnings Per Common Share:  Earnings per common share is computed based on the
- --------------------------
weighted average number of common shares outstanding during the applicable period. The dilutive effect of unexercised stock options is not included in the computation because it is not material.

NOTE B--ACQUISITIONS

On October 20, 1992, United acquired all of the outstanding stock of Summit Holding Corporation ("Summit") of Beckley, West Virginia, in a common stock exchange accounted for using the purchase method of accounting. As of the date of acquisition, Summit reported total consolidated assets of $208,130,000. The results of operations of Summit, now UNB-South, have been included in the consolidated results of operations from the date of acquisition.

On September 10, 1993, United acquired 100% of the common stock of Westover Bank ("Westover") and certain assets and liabilities of the Star City Branch which was formerly owned and operated by another bank ("Star City"), both of which are located in the Morgantown, West Virginia area, for cash of $8,300,000. As of the date of acquisition, the acquirees had combined total assets of $68,482,000. The acquisitions have been accounted for using the purchase method of accounting. The results of operations of Westover and Star City, now branches of United National Bank, ("UNB"), have been included in the consolidated results of operations from the date of acquisition.

The purchase prices of these acquisitions and certain acquisitions made in prior years were allocated to the identifiable tangible and intangible assets acquired based upon their fair values at the acquisition dates. Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a 7 to 10 year period. The excess of the purchase price over the fair market value of the net assets of the banks acquired (goodwill) is being amortized on a straight-line basis over 15 years. Net intangible assets (deposit base intangibles and goodwill) of approximately $10,276,000 and $12,269,000 at December 31, 1994 and 1993,
respectively, are included in other assets.

On October 21, 1992, United acquired Liberty Bancshares Inc. ("Liberty") of Montgomery, West Virginia, in a transaction accounted for under the pooling of interests method. Liberty reported consolidated total assets of $89,149,000 at the date of acquisition.

On September 1, 1993 United acquired Financial Future Corporation ("FFC") of Ceredo, West Virginia, in a transaction accounted for under the pooling of interests method of accounting. At the acquisition date, FFC reported consolidated assets of $135,665,000.

NOTE C--REGULATORY RESTRICTIONS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1994 was approximately $30,911,000.

The primary source of funds for the dividends paid by United Bankshares, Inc. is dividends received from its subsidiary banks. Dividends paid by the subsidiary banks are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 1995, the retained net profits available for distribution to United Bankshares, Inc., as dividends without regulatory approval, are approximately $8,864,000, plus net income for the interim periods through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries' capital, and surplus, as defined, or $17,832,000 at December 31, 1994, and must be secured by qualifying collateral.

NOTE D--SECURITIES AVAILABLE FOR SALE

Effective January 1, 1994, United adopted Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115) which was effective for fiscal years beginning after December 15, 1993. In accordance with SFAS No. 115, prior period financial statements have not been restated for the change in accounting principle. The cumulative effect of adopting SFAS No. 115 as of January 1, 1994, was to increase shareholders' equity by $1,284,000 for the net unrealized holding gains on securities classified as available for sale which were previously carried at amortized cost.

Gross realized gains and losses from sales of securities available for sale in 1994 were $152,000 and $1,024,000, respectively.

The book and estimated fair value of securities available for sale at December 31, 1994, by contractual maturity are as follows:

                                                              Estimated
                                                 Book            Fair
                                                 Value           Value
                                             ------------    ------------
     Due in one year or less                 $ 57,934,000    $ 57,655,000
     Due after one year through five years     45,408,000      44,991,000
     Due after five years through ten years     1,040,000       1,043,000
     Due after ten years                       12,808,000      12,551,000
     Marketable equity securities               1,529,000       1,797,000
                                             ------------    ------------

         Total                               $118,719,000    $118,037,000
                                             ============    ============

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                           December 31, 1994
                                    ---------------------------------------------------------------
                                                          Gross           Gross           Estimated
                                      Amortized         Unrealized      Unrealized            Fair
                                        Cost              Gains           Losses             Value
                                        ----              -----           ------             -----
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                         $ 103,292,000      $ 127,000      $   774,000      $ 102,645,000
Marketable equity
securities                               1,529,000        293,000           25,000          1,797,000

Other                                   13,898,000          2,000          305,000         13,595,000
                                     -------------      ---------      -----------      -------------
Total                                $ 118,719,000      $ 422,000      $ 1,104,000      $ 118,037,000
                                     =============      =========      ===========      =============


NOTE E--INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                           December 31, 1994
                                   ----------------------------------------------------------------
                                                          Gross           Gross           Estimated
                                      Amortized         Unrealized      Unrealized         Fair
                                        Cost              Gains           Losses          Value
                                        ----              -----           ------          -----
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                        $ 84,843,000        $    66,000     $ 3,438,000    $ 81,471,000
State and political
subdivisions                          53,297,000            971,000       1,076,000      53,192,000
Mortgage-backed
securities                            97,644,000                          7,805,000      89,839,000
Other                                  7,062,000                            103,000       6,959,000
                                    ------------        -----------     -----------    ------------
Total                               $242,846,000        $ 1,037,000     $12,422,000    $231,461,000
                                    ============        ===========     ===========    ============

                                                December 31, 1993
                              -------------------------------------------------------
                                                 Gross         Gross        Estimated
                               Amortized      Unrealized     Unrealized         Fair
                                  Cost           Gains         Losses          Value
                                  ----           -----         ------          -----
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                  $220,805,000    $ 3,339,000    $  227,000     $223,917,000

State and political
subdivisions                    55,209,000      3,810,000        41,000       58,978,000

Mortgage-backed
securities                     131,322,000        735,000       494,000      131,563,000

Marketable equity
securities                       2,182,000        376,000         3,000        2,555,000

Other                           20,909,000        303,000         2,000       21,210,000
                              ------------    -----------    ----------     ------------

Total                         $430,427,000    $ 8,563,000    $  767,000     $438,223,000
                              ============    ===========    ==========     ============

The amortized cost and estimated fair value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                   Book               Fair
                                                   Value             Value
                                              -------------     -------------
          Due in one year or less             $   11,317,000    $   11,406,000

          Due after one year through
          five years                             140,685,000       136,281,000

          Due after five years
          through ten years                       36,565,000        33,994,000

          Due after ten years                     54,279,000        49,780,000
                                              --------------    --------------

          Total                               $  242,846,000    $  231,461,000
                                              ==============    ==============

The table above includes $97,644,000 of mortgage-backed securities with an estimated market value of $89,839,000. Maturities of the mortgage-backed securities are based upon the estimated average life.

Gross realized gains from sales of securities were $496,000 and $519,000 and gross realized losses were $17,000 and $116,000 in 1993 and 1992, respectively.

The book value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $176,625,000 and $179,802,000 at December 31, 1994 and 1993, respectively.

NOTE F--LOANS

Major classifications of loans as of December 31 are as follows:

                                                1994                  1993
                                            --------------       --------------
         Commercial, financial, and
         agricultural                       $  208,491,000         $218,559,000

         Real estate:

           Single family residential           527,434,000          442,855,000

           Commercial                          300,679,000          267,936,000

           Construction                         16,919,000           12,687,000

           Other                                14,706,000           15,331,000

         Installment                           233,866,000          229,847,000
                                          ----------------     ----------------

              TOTAL LOANS                 $  1,302,095,000     $  1,187,215,000
                                          ================     ================

An analysis of the allowance for possible loan losses follows:

                                                          Year Ended December 31
                                                -------------------------------------------

                                                   1994             1993           1992
                                                   ----             ----           ----
     Balance at beginning of year               $19,015,000     $15,952,000     $14,070,000

     Allowance of purchased subsidiaries                            504,000       2,784,000

     Provision for possible loan losses           1,818,000       4,332,000       4,242,000
                                                -----------     -----------     -----------

                                                 20,833,000      20,788,000      21,096,000

     Loans charged off                            1,716,000       2,741,000       5,871,000

     Less recoveries                                891,000         968,000         727,000
                                                -----------     -----------     -----------

     Net charge offs                                825,000       1,773,000       5,144,000
                                                -----------     -----------     -----------

              BALANCE AT END OF YEAR            $20,008,000     $19,015,000     $15,952,000
                                                ===========     ===========     ===========

The following is a summary of data on nonaccrual and restructured loans:

                                                                                Troubled
                                                                                  Debt
                                                 Nonaccrual                  Restructurings
                                       ----------------------------     -------------------------

                                            1994           1993            1994           1993
                                          --------       --------        --------       --------
Aggregate recorded balances              $ 3,733,000   $ 8,588,000             -       $2,453,000

Commitments to lend additional funds           -            -                  -            -

The amount of interest income which would have been recorded under the original terms for the above loans classified as nonaccrual or troubled debt restructurings was $346,000, $793,000 and $686,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Amounts recorded as interest income for these loans totaled $1,000, $183,000 and $224,000 for 1994, 1993 and 1992,
respectively.

For purposes of the above disclosure, troubled debt restructurings are loans for which original terms have been modified in response to financial difficulties of the borrower. Each of these loans is contractually current based on the revised terms.

United has commercial real estate loans, including owner occupied, income producing real estate and land development loans, of approximately $300,679,000 and $267,936,000 as of December 31, 1994 and 1993, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unnecessary risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

In May 1993, the Financial Accounting Standards Board issued Statement No. 114, (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan," which was amended by Statement No. 118 and is effective for fiscal years beginning after December 15, 1994. SFAS No. 114 requires that loans be measured at the present value of expected future cash flows using the loan's original effective interest rate, or alternatively, at the loan's observable market price or the fair value
of the collateral for collateral dependent loans.   United will adopt SFAS No.
114 in the first quarter of 1995 and does not anticipate that the new rule will have a material impact on the allowance for loan losses.

United's subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $57,310,000 and $48,613,000 at December 31, 1994 and 1993, respectively. During
1994, $45,873,000 of new loans were made and repayments totaled $37,176,000.

NOTE G--BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

                                                       December 31
                                             -----------------------------
                                                  1994            1993
                                                  ----            ----
     Land                                    $   7,628,000   $   8,156,000

     Buildings and improvements                 29,328,000      29,206,000

     Leasehold improvements                      5,180,000       4,876,000

     Furniture, fixtures, and equipment         25,005,000      23,125,000
                                             -------------   -------------

                                                67,141,000      65,363,000

     Less allowance for depreciation
     and amortization                           36,372,000      34,250,000
                                             -------------   -------------

     Net bank premises                       $  30,769,000   $  31,113,000
                                             =============   =============

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $1,746,000, $1,620,000 and $1,932,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 1994 consisted of the following:


            1995                            $ 1,652,000
            1996                              1,652,000
            1997                              1,567,000
            1998                              1,467,000
            1999                              1,369,000
            Thereafter                        3,387,000
                                            -----------
            Total minimum lease payments    $11,094,000
                                            ===========

United owns an office tower facility, known as "United Square." United occupies a portion of this building and leases the remainder under agreements expiring principally in 1998. The principal tenant has an option to renew its lease agreement on a year-to-year basis for an additional period of five years beyond the expiration date. United Square, including the portion under such operating lease, is included in bank premises as follows:

                                               December 31
                                         ------------------------
                                            1994          1993
                                            ----          ----
        Bank premises                    $5,093,000    $4,873,000

        Less accumulated depreciation     3,181,000     3,071,000
                                         ----------    ----------

        Net bank premises                $1,912,000    $1,802,000
                                         ==========    ==========

Rental income under such operating leases approximated $986,000, $1,341,000, and $1,505,000 for the years ended December 31, 1994, 1993, and 1992, respectively. As of December 31, 1994, future minimum lease payments receivable under noncancelable operating leases aggregated $984,000, of which $697,000 is due in 1995.


NOTE H--OTHER REAL ESTATE OWNED

The carrying value of other real estate owned (OREO) approximated $1,790,000 and $2,486,000 at December 31, 1994 and 1993, respectively. Changes in the allowance for possible OREO losses for each of the three years ended December 31 were as follows:

                                          1994         1993         1992
                                          ----         ----         ----
Balance, beginning of year             $1,265,000   $  802,000   $       0

Allowance of purchased subsidiaries                     28,000      72,000

Provision for possible OREO losses        100,000      496,000     786,000

Losses charged against allowance         (200,000)     (61,000)   ( 56,000)
                                       ----------   ----------   ---------

   BALANCE AT END OF YEAR              $1,165,000   $1,265,000   $ 802,000
                                       ==========   ==========   =========

NOTE I--DEPOSITS

The book value of deposits consisted of the following:

                                                    December 31
                                         ---------------------------------
                                              1994              1993
                                              ----              ----
      Non-interest bearing checking      $   244,591,000   $   229,131,000

      Interest bearing checking              229,118,000       221,138,000

      Regular savings                        309,406,000       317,943,000

      Money-market accounts                  119,663,000       125,819,000

      Time deposits under $100,000           456,476,000       463,538,000

      Time deposits over $100,000             75,598,000        72,960,000
                                         ---------------   ---------------

         TOTAL DEPOSITS                  $ 1,434,852,000   $ 1,430,529,000
                                         ===============   ===============

NOTE J--SHORT-TERM AND LONG-TERM BORROWINGS

During 1991, United's lead subsidiary, United National Bank (UNB), was approved for membership in the Federal Home Loan Bank of Pittsburgh, (the FHLB). Since becoming a member bank, UNB has purchased 102,405 shares of the FHLB stock at par value. Such purchases entitle UNB to its pro rata share of the quarterly dividends declared by the FHLB and provide an additional source of short-term and long-term funding, in the form of collateralized advances. Based upon the shares presently held by UNB, as well as its Qualifying Collateral and Mortgage Assets Ratio, as defined in the Master Agreement with the FHLB (the Agreement), at December 31, 1994, UNB is entitled to receive approximately $496,355,000 in collateralized advances from the FHLB at prevailing interest rates, subject to satisfying the Capital Stock Requirement provisions of the Agreement, as defined.

UNB also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $44,650,000. These lines of credit, which bear interest at prevailing market rates, permit UNB to borrow funds in the overnight market, and are renewable annually provided that UNB does not experience a material adverse change in its financial position or results of operations.

Scheduled maturities of the FHLB advances and the contractual rates of interest paid at December 31, 1994, which require monthly interest payments, are as follows:

                                                     Interest
                                      Book            Rate
                 Maturity             Value           Range
                 --------             -----           -----
                 Overnight         $ 68,900,000       6.61%

                 1995                15,072,000   6.14% to 6.44%
                                   ------------

                 Total             $ 83,972,000
                                   ============

NOTE K--INCOME TAXES

Effective January 1, 1993, United changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of the change increased net income by $1,329,000 or $0.11 per share and is reported in the 1993 Statement of Income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of United's deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                              1994          1993
                                           -----------   -----------
     Deferred tax assets:
           Allowance for loan losses       $ 8,004,000   $ 7,604,000
           Accrued benefits payable            354,000       347,000
           Other accrued liabilities         1,951,000     1,400,000
           Net deferred loan fees              471,000       520,000
           Securities available for sale       239,000
           Other real estate owned             493,000       513,000
                                           -----------   -----------

             Total deferred tax assets      11,512,000    10,384,000
                                           -----------   -----------

     Deferred tax liabilities:
           Premises and equipment            1,450,000     1,512,000
           Core deposit intangibles            999,000     1,285,000
           Income tax allowance for
             loan losses                       798,000     1,012,000
           Prepaid assets                      171,000       219,000
           Deferred mortgage points            741,000
           Other                                34,000       388,000
                                           -----------   -----------
             Total deferred tax
               liabilities                   4,193,000     4,416,000
                                           -----------   -----------

     Net deferred tax assets               $ 7,319,000   $ 5,968,000
                                           ===========   ===========

The income tax provisions included in the consolidated statements of income are summarized as follows:

                                        Year Ended December 31
                             --------------------------------------------
                                1994         1993              1992
                                ----         ----              ----
                                Liability Method           Deferred Method
                             ------------------------      ---------------
Current Expense:
  Federal                    $12,022,000   $10,304,000         $ 6,387,000
  State                        2,186,000     1,893,000           1,424,000
Deferred Benefit:
  Federal and State           (1,112,000)   (2,427,000)           (675,000)
                             -----------   -----------         -----------
Total expense                $13,096,000   $ 9,770,000         $ 7,136,000
                             ===========   ===========         ===========

    The components of the provision for the deferred income tax benefit for the year ended December 31, 1992 under the deferred method of accounting for income taxes are as follows:


           Provision for possible loan losses        $  189,000
           Provision for possible OREO losses          (443,000)
           Other items - net                           (421,000)
                                                     -----------
              Deferred benefit                       $ (675,000)
                                                     ===========

    The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

                                            Year Ended December 31
                               --------------------------------------------------------
                                      1994                  1993              1992
                                      ----                  ----              ----

                                         Liability Method                 Deferred Method
                             -------------------------------------------  ---------------
                                Amount       %       Amount       %         Amount     %
                                ------       -       ------       -         ------     -
Tax on income before taxes    $13,299,000   35.0%  $10,551,000   35.0%  $ 7,989,000   34.0%
 at statutory federal rate

Plus: State income taxes
 net of federal tax
 benefits                       1,009,000    2.7       826,000    2.7       787,000    3.3
                              -----------   ----   -----------   ----   -----------   ----

                               14,308,000   37.7    11,377,000   37.7     8,776,000   37.3
Increase (decrease)
 resulting from:
     Tax-exempt interest
      income                   (1,830,000)  (4.8)   (2,069,000)  (6.9)   (1,975,000)  (8.4)

     Other items-net              618,000    1.6       462,000    1.6       335,000    1.5
                              -----------   ----   -----------   ----   -----------   ----
             Income Taxes     $13,096,000   34.5%  $ 9,770,000   32.4%  $ 7,136,000   30.4%
                              ===========   ====   ===========   ====   ===========   ====

    Federal income tax expense (benefit) applicable to securities transactions approximated ($305,000), $168,000, and $137,000 in 1994, 1993, and 1992,
    respectively.

    NOTE L--EMPLOYEE BENEFIT PLANS

    United has a defined benefit retirement plan covering substantially all employees. The benefits are based on years of service and the average of the employee's highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. United's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

    The following table sets forth the funded status of United's defined benefit plan and amounts recognized in the respective consolidated balance sheets:

                                                                  December 31
                                                            -----------------------
                                                               1994             1993
                                                               ----             ----
    Funded Status of Plan:

     Vested benefit obligation                             $  9,545,000    $  8,324,000

     Nonvested benefit obligation                               254,000         253,000
                                                           ------------    ------------

     Accumulated benefit obligation                        $  9,799,000    $  8,577,000
                                                           ============    ============
    Projected benefit obligation for
    services rendered to date                              $(12,258,000)   $(11,405,000)

    Plan assets at fair value, primarily
    marketable securities                                    14,372,000      12,265,000
                                                           ------------    ------------
    Excess of plan assets over projected
    benefit obligation                                        2,114,000         860,000

    Unrecognized net gain from past experience
    different from that assumed and effects of
    changes in assumptions                                   (1,824,000)       (585,000)

    Unrecognized prior service cost                             490,000         621,000

    Unrecognized transition asset                            (1,044,000)     (1,082,000)
                                                           ------------    ------------
    Accrued pension liability included in
      other liabilities                                    $   (264,000)   $   (186,000)
                                                           ============    ============

    Net periodic pension cost included the following components:

                                                     Year Ended December 31,
                                           ------------------------------------------
                                                   1994        1993          1992
                                                   ----        ----          ----
      Service cost                          $   638,000   $   502,000   $   482,000

      Interest cost on projected benefit
      obligation                                971,000       873,000       816,000

      Actual loss(return) on plan assets         85,000    (1,292,000)   (1,080,000)

      Net amortization and deferral          (1,245,000)      172,000        83,000
                                            ------------  ------------  ------------

      Net periodic pension cost             $   449,000   $   255,000   $   301,000
                                            ============  ============  ============

The changes in unrecognized net gain, actual loss (return) on plan assets and net amortization and deferral are primarily due to differences in the expected return and the actual return or loss on plan assets and an increase in the weighted average discount rate from 7.5% in 1993 to 8.5% in 1994.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were approximately 8.5% and 4.5% at December 31, 1994 and 7.5% and 4.5% at December 31, 1993. The weighted average expected long-term rate of return on plan assets was 9.0% for the years ended December 31, 1994, 1993 and 1992.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. All employees who complete one year of service are eligible to participate in the Plan. Each participant may contribute from 1% to 10% of pre-tax earnings to his/her account which may be invested in any of four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the next 2% of salary deferred with United common stock. Vesting is 100% for employee deferrals and the United match at the time the employee makes his/her deferral. United's expense relating to the Plan approximated $336,000, $280,000 and $241,000 in 1994, 1993, and 1992, respectively.

The assets of United's defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 1994, the combined plan assets included 178,317 shares of United common stock with a market value of approximately $4,280,000.

United has certain deferred compensation plans covering various key employees. Periodic charges are made to operations so that the present value of the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

During 1988, United formed the 1988 Incentive Stock Option Plan for key employees. Stock option grants are awarded at the fair market value of United's common stock on the date of the grant. The options are immediately exercisable and have a maximum duration of 10 years. Options need not be exercised in the order granted. The final 20,000 options under this plan were granted in January 1992 at the then current market price of $13.25.

During 1991, United formed the 1991 Incentive Stock Option Plan for key employees. Five hundred thousand (500,000) shares were allocated to the plan with no more than 100,000 options to be awarded each year. Stock option grants are awarded at the fair market value of United's common stock on the date of the grant. The options may be exercised in accordance with a three year vesting schedule and have a maximum duration of 10 years. Options need not be exercised in the order granted. In November 1994, the Board granted 100,000 options at the then current market price of $23.00.

The following is a summary of the 1988 Incentive Stock Option Plan activity:

                                                                          Range of
                                        Year Ended December 31,        Exercise Prices
                                        ------------------------       ---------------
                                        1994      1993     1992         High      Low
                                        ----      ----     ----         ----      ---
    Outstanding at beginning of year     86,250   95,700   80,000      $14.00    $11.00

    Granted                                                20,000       14.00     11.00

    Exercised                            17,450    9,450    4,300       13.50     11.00

    Forfeited                           -------  -------  -------

    Outstanding at end of year           68,800   86,250   95,700       14.00     11.00
                                        =======  =======  =======
    Exercisable at end of year           68,800   86,250   95,700      $14.00    $11.00
                                        =======  =======  =======

The following is a summary of the 1991 Incentive Stock Option Plan activity:

                                                                          Range of
                                          Year Ended December 31,      Exercise Prices
                                          ------------------------     ---------------
                                          1994      1993     1992       High     Low
                                          ----      ----     ----       ----     ---
    Outstanding at beginning of year      242,000  158,500   82,000    $27.00   $13.75

    Granted                               100,000   85,750   77,000     27.00    13.75

    Exercised                              16,750    2,250      500     19.75    13.75

    Forfeited                               9,375                       27.00    13.75
                                          -------  -------  -------

    Outstanding at end of year            315,875  242,000  158,500     27.00    13.75
                                          =======  =======  =======

    Exercisable at end of year            157,313   97,250   40,500    $27.00   $13.75
                                          =======  =======  =======

United provides postretirement benefits for certain employees at subsidiaries acquired in prior years. United accounts for such costs as expense when paid. United's analysis indicates that accounting for such costs when paid does not produce results materially different from those which would result if such costs were accrued during the period of employee service. United does not anticipate providing postretirement benefits to its currently active employees after retirement except on a fully contributory basis.

In 1993, the Financial Accounting Standards Board issued Statement No. 112, (SFAS No. 112), "Employers' Accounting for Postemployment Benefits," which is effective for fiscal years beginning after December 15, 1993. The provisions of SFAS No. 112 require employers to recognize the obligation to provide postemployment benefits to former employees if the obligation is attributable to the employees' services previously rendered, the employees' rights to those benefits vest or accumulate, the payment of the benefit is probable, and the amount can be reasonably estimated. United's analysis indicates that accounting for such costs when paid does not produce results materially different from the method of recognizing such costs as prescribed by SFAS No. 112.

NOTE M--COMMITMENTS AND CONTINGENT LIABILITIES

United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to alter its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby letters of credit and interest rate swap agreements. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

United's maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is represented by the contractual amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $244,975,000 and $216,789,000 of loan commitments outstanding as of December 31, 1994 and 1993, respectively, with substantially all of them expiring within one year.

Standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued standby letters of credit of $15,022,000 and $21,030,000 as of December 31, 1994 and 1993, respectively.

Management does not anticipate any material losses as a result of these loan commitments, standby letters of credit and interest rate swap agreements.

In 1994 United entered into an interest rate swap agreement to manage its interest rate exposure. The interest rate swap transaction involves the exchange of a floating rate payment based on the one month London inter-bank offered rate (LIBOR) for a fixed rate receipt based on the U. S. three year treasury note. The net pay and receive amount is calculated on an underlying notional amount without the exchange of the underlying principal amount. The interest rate swap subjects United to market risk associated with changes in interest rates, as well as the risk that the counterparty will fail to perform. Only the interest payments are exchanged, and therefore, cash requirements and exposure to credit risk are significantly less than the notional amount.

The notional amount shown below represents an agreed upon amount on which calculations of amounts to be exchanged are based. It does not represent direct credit exposure. United's credit exposure is limited to the net difference between the calculated pay and receive amounts on the transaction which is netted monthly.

The swap, which matures in 1997, is summarized as follows:


Receive fixed generic swap:
     Notional value                               $50,000,000
     Average receive rate during 1994                  4.50%
     Average pay Rate during 1994                      4.50%

During 1994 the interest rate swap reduced interest income by $1,000. At December 31, 1994, the estimated unrealized loss on the swap, which may reduce interest income in future periods, approximated $3,120,000. A key assumption utilized in computing the unrealized loss is that interest rates will remain at the December 31, 1994 level throughout the term of the agreement.

NOTE N--OTHER INCOME AND EXPENSE

The following items of other income and expense exceeded one percent of total revenue for the periods indicated:

                                                          Year Ended December 31
                                                    ---------------------------------
                                                      1994         1993         1992
                                                      ----         ----         ----
    Other income:
    -------------

      Service charges and
      fees on deposits                             $ 6,644,000  $ 7,168,000  $ 5,452,000

    Other expense:
    --------------

      Data processing                              $ 1,973,000  $ 2,065,000  $ 2,101,000

      Stationery and supplies                        1,250,000    1,320,000    1,216,000

      FDIC insurance expense                         3,207,000    3,149,000    2,780,000

      Legal and consulting                                        1,172,000    1,359,000

NOTE O--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by United in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents:  The carrying amounts reported in the balance sheet
- --------------------------
for cash and cash equivalents approximate those assets' fair values.

Securities:  The estimated fair values of securities are based on quoted market
- -----------
prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:  The estimated fair values of variable-rate loans that reprice frequently
- ------
with no significant change in credit risk are based on carrying values. The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit worthiness.

Off-Balance-Sheet Instruments:  Fair values of United's loan commitments are
- ------------------------------
based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair values of these commitments approximate their carrying values. The fair value of the interest rate swap agreement is calculated with pricing models using current rate assumptions. A key assumption utilized in computing the estimated fair value of the interest rate swap agreement is that interest rates will remain at the December 31, 1994 level throughout the term of the agreement.

Deposits:  The fair values of demand deposits (e.g. interest and non-interest
- ---------
checking, regular savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings:  The carrying amounts of federal funds purchased,
- ----------------------
borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

Long-term Borrowings:  The fair values of United's long-term borrowings are
- ---------------------
estimated using discounted cash flow analyses, based on United's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of long-term borrowings approximates their fair value.

The estimated fair values of United's financial instruments are summarized below:

                                                December 31,1993                 December 31,1993
                                         ------------------------------   ------------------------------

                                               Carrying        Fair          Carrying         Fair
                                                Amount         Value          Amount          Value
                                         ------------------------------   ------------------------------

Cash and cash equivalents               $    82,763,000    $  82,763,000  $   60,850,000  $   60,850,000
Securities available for sale               118,037,000      118,037,000
Securities                                  242,846,000      231,461,000     430,427,000     438,223,000
Loans                                     1,302,095,000    1,290,249,000   1,187,215,000   1,190,144,000
Deposits                                  1,434,852,000    1,429,302,000   1,430,529,000   1,434,105,000
Short-term borrowings                        71,809,000       71,809,000      72,610,000      72,610,000
Long-term borrowings                         83,972,000       83,932,000      32,203,000      32,526,000
Interest rate swap agreement                                   3,120,000


NOTE P--LITIGATION

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on its financial position or results of operations.


NOTE Q--SUBSEQUENT EVENT

United has entered into an agreement in principle with First Commercial Bank, Arlington, Virginia ("First Commercial") to acquire First Commercial for stock and cash of approximately $10,900,000. The transaction will be accounted for using the purchase method of accounting. It is anticipated that the proposed acquisition will be consummated during the fourth quarter of 1995. At December 31, 1994, First Commercial had $60,916,000 in total assets and $5,717,000 in shareholders' equity. Proforma financial information regarding the effects of the transaction would not be materially different from that reported herein.

NOTE R - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
         INFORMATION


Condensed Balance Sheets
                                                                              December 31
                                                                      ----------------------------
                                                                          1994            1993
                                                                      ------------    ------------
Assets
  Cash                                                                  $1,265,000        $753,000
  Securities available for sale                                          2,887,000
  Investment securities                                                    677,000       2,140,000
  Investment in subsidiaries
     Bank subsidiaries                                                 174,452,000     167,282,000
     Non-bank subsidiaries                                               1,180,000       1,186,000
  Other assets                                                             243,000         399,000
                                                                      ------------    ------------

                                 Total Assets                         $180,704,000    $171,760,000
                                                                      ============    ============

Liabilities
  Accrued expenses and other liabilities                                  $958,000        $788,000
Shareholders' Equity (including a net unrealized holding loss
  of $443,000 on securities available for sale at December 31, 1994    179,746,000     170,972,000
                                                                      ------------    ------------

   Total Liabilities and Shareholders' Equity                         $180,704,000    $171,760,000
                                                                      ============    ============

Condensed Statements of Income                                                  Year Ended December 31
                                                                      --------------------------------------------
                                                                          1994            1993            1994
                                                                      ------------    ------------    ------------
Income
  Dividends from bank subsidiaries                                     $17,525,000     $10,918,000     $10,314,000
  Management fees
     Bank subsidiaries                                                   2,226,000       2,257,000       2,040,000
     Non-bank subsidiaries                                                  12,000          12,000          12,000
  Other Income                                                             238,000         210,000         130,000
                                                                      ------------    ------------    ------------

                                 Total Income                           20,001,000      13,397,000      12,496,000
Expenses
  Operating expenses                                                     2,953,000       2,860,000       2,879,000
                                                                      ------------    ------------    ------------
     Income Before Income Taxes, Equity in
        Undistributed Net Income of Subsidiaries and
        Cumulative Effect of Change in Accounting Principle             17,048,000      10,537,000       9,617,000
Applicable income taxes (benefit)                                          (73,000)       (104,000)       (188,000)
                                                                      ------------    ------------    ------------

     Income Before Equity in Undistributed Net
        Income of Subsidiaries and Cumulative
        Effect of Change in Accounting Principle                        17,121,000      10,641,000       9,805,000

Cumulative Effect as of January 1, 1993 of
  Change in Accounting Principle                                                           (99,000)
                                                                      ------------    ------------    ------------

Income Before Equity in Undistributed
   Net Income of Subsidiaries                                           17,121,000      10,542,000       9,805,000
Equity in undistributed net income of subsidiaries
     Bank subsidiaries                                                   7,755,000      11,143,000       6,526,000
     Non-bank subsidiaries                                                  26,000          21,000          28,000
                                                                      ------------    ------------    ------------

                                 Net Income                            $24,902,000     $21,706,000     $16,359,000
                                                                      ============    ============    ============

NOTE R - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
         INFORMATION - CONTINUED


Condensed Statements of Cash Flows                           Year Ended December 31
                                                      -------------------------------------
                                                          1994        1993         1992
                                                      -----------  -----------  -----------
Operating Activities
 Net income                                           $24,902,000  $21,706,000  $16,359,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in undistributed net income of subsidiaries  (7,781,000) (11,164,000)  (6,554,000)
   Depreciation and net amortization                       59,000      112,000       93,000
   Net gain on sales of investment securities            (107,000)    (133,000)
   Gain on sale of bank premises and equipment            (49,000)
   Net change in other assets and liabilities              96,000       30,000     (181,000)
                                                      -----------  -----------  -----------

Net Cash Provided By Operating Activities              17,120,000   10,551,000    9,717,000
                                                      -----------  -----------  -----------

Investing Activities
   Net sales (purchases) of investment securities         123,000      793,000     (179,000)
   Net purchases of securities available for sale      (1,171,000)
   Net change in securities purchased under
     resell agreements                                                            2,375,000
    Proceeds from sale of bank premises and equipment     125,000
                                                      -----------  -----------  -----------

Net Cash Provided By (Used In) Investing Activities      (923,000)     793,000    2,196,000
                                                      -----------  -----------  -----------

Financing Activities
   Cash dividends paid                                (12,604,000) (10,918,000) (10,326,000)
   Acquisition of treasury stock                       (3,536,000)    (300,000)  (1,729,000)
   Sales of treasury stock                                                          158,000
   Proceeds from exercise of stock options                455,000      144,000       55,000
   Issuance of common stock                                            120,000        1,000
                                                      -----------  -----------  -----------

Net Cash (Used In) Financing Activities               (15,685,000) (10,954,000) (11,841,000)
                                                      -----------  -----------  -----------

Increase in Cash                                          512,000      390,000       72,000

Cash and Cash Equivalents at Beginning of Year            753,000      363,000      291,000
                                                      -----------  -----------  -----------

Cash and Cash Equivalents at End of Year               $1,265,000     $753,000     $363,000
                                                      ===========  ===========  ===========

NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1994 and 1993 is summarized below (dollars in thousands except for per share data):

                                          1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                          -----------  -----------  -----------  -----------
1994
- ----
Interest income                               $28,533      $29,530      $31,306     $31,788
Interest expense                               10,384       10,536       11,090      11,877
Net interest income                            18,149       18,994       20,216      19,911
Provision for possible loan losses                450          468          450         450
Securities gains (losses)                         107           45                   (1,024)
Other noninterest income                        3,113        2,929        2,882       3,170
Noninterest expense                            11,667       11,888       12,728      12,393
Income taxes                                    3,158        3,402        3,478       3,058
Net income                                      6,094        6,210        6,442       6,156

Per share data:
- --------------
  Average shares outstanding (000s)            11,930       11,942       11,921      11,956
  Net income per share                          $0.51        $0.52        $0.54       $0.51
  Dividends per share                           $0.26        $0.26        $0.27       $0.27

1993
- ----
Interest income                               $29,016      $28,667      $29,325     $29,497
Interest expense                               11,516       11,233       11,140      11,120
Net interest income                            17,500       17,434       18,185      18,377
Provision for possible loan losses              2,120          922          663         627
Securities gains                                  142          332            5
Other noninterest income                        2,840        3,309        2,973       3,072
Noninterest expense                            12,699       12,058       12,074      12,859
Income taxes                                    1,765        2,512        2,660       2,833
Income before cumulative effect
  of accounting change                          3,898        5,583        5,766       5,130
Cumulative effect of accounting change          1,329
Net income                                      5,227        5,583        5,766       5,130

Per share data:
- --------------
  Average shares outstanding (000s)            11,924       11,922       11,920      11,924
  Income before cumulative effect
    of accounting change per share              $0.33        $0.47        $0.48       $0.43
  Net income per share                          $0.44        $0.47        $0.48       $0.43
  Dividends per share                           $0.23        $0.23        $0.24       $0.25

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.
FORM 10-K, PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following discussion satisfies the reporting requirements of Items 10 through 13.

Principal Shareholders of United
- --------------------------------

      The following table lists each shareholder of United who is the beneficial owner of more than 5% of United's common stock, the only class of stock outstanding, as of December 31, 1994.

             Name and Address                Amount and Nature of             Percent of
             of Beneficial Owner             Beneficial Ownership                Class
             -------------------             --------------------             ----------

      (1)    United National Bank                   980,734                      8.30%
             Trust Department
             514 Market Street
             Parkersburg WV  26101
             (764,998 shares or
             6.47% are registered
             under the nominee name
             of Cede & Co.)

           (1) UNB is a wholly-owned subsidiary of United and its Trust Department holds in fiduciary or agency capacity 980,734 shares of United's stock. The voting and investment authority for the shares held by the Trust Department is exercised by UNB's Board of Directors.

Board of Directors
- ------------------

      The Bylaws of United provide that its Board of Directors shall consist of not fewer than five nor more than thirty-five persons, as may be determined, from time to time, by resolution adopted by the shareholders or by a majority of the Board of Directors. The twenty-four (24) persons listed below have been elected or appointed to serve as directors of United until the 1995 Annual Meeting of shareholders and until their successors are elected and qualified.

       Each director has served continuously to date as a director beginning in the indicated year.

       Directors have sole voting and investment authority of directly owned shares. The total of directly owned shares also includes stock options granted to executive officers pursuant to incentive stock option plans. For four of the directors who are executive officers, direct ownership includes options to purchase shares as follows: Richard Adams, 79,500 shares, Douglass H. Adams, 10,200 shares, Thomas A. McPherson, 16,200 shares and I. N. Smith, Jr., 14,250 shares. The options to purchase shares included in the direct ownership of all executive officers as a group total 231,550. For the executive offices held by them, see the section of this document captioned "Executive Officers."

       Indirect shares for each individual director include those owned by spouses and immediate family members, shares held in any trust of which a director is a beneficiary, and shares held by a corporation which the director controls. These shares do not include the Trust Shares referred to in a following footnote.

      RICHARD M. ADAMS, who is Chairman and Chief Executive Officer of both United and UNB, became a director of United in 1984. Mr. Adams is 48 years old. He owns 221,795 shares of United directly and 90,003 shares indirectly, the total of which represents 2.64 percent of the total outstanding shares of United. Of the 90,003 shares indirectly owned by Mr. Adams, 25,590 shares are in the Stevenson Trust over which he exercises voting power, 33,747 shares owned by the members of his immediate family and 30,666 shares are held in two family trusts over which he exercises voting power but no investment authority. Messrs. Richard M. Adams and Douglass H. Adams are brothers.

      I. N. SMITH, JR., who is President of United, Vice Chairman of UNB, and former President of UNB, became a director in 1986. Mr. Smith is 62 years old. He owns 19,126 shares of United directly and 220,184 shares indirectly, the total of which represents 2.03 percent of the total outstanding shares of United. Of the 220,184 shares indirectly owned beneficially by Mr. Smith, 14,700 shares are owned by members of his immediate family and 4,000 shares are owned by the mother of Mr. Smith over which he has power of attorney. The following shares owned of record by others may be deemed to be owned by Mr. Smith under the rules and regulations of the Securities and Exchange Commission: Kanawha City Company 15,000 shares; Kanawha Company 56,000 shares; Roane Land Company 484 shares; Roxalana Land Company 75,000 shares; and West Virginia Coal Land Company 55,000 shares.

      DOUGLASS H. ADAMS, who is Executive Vice-President of United, became a director in 1988. Mr. Adams is 56 years old. He owns 44,527 shares of United directly and 2,514 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Messrs. Richard M. Adams and Douglass H. Adams are brothers.

      ROBERT G. ASTORG, who is a CPA and Managing Director of American Express Tax & Business Service, Inc., a financial consultant and tax service, became director in 1991. Mr. Astorg is 51 years old. He owns 12,164 shares of United directly and 796 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Mr. Astorg is a former Partner of Astorg and Altizer, CPAs.

      THOMAS J. BLAIR, III, who is President and Chief Executive Officer of Kelley, Gidley, Blair & Wolfe, Inc., former Chairman of the Board of UNB-Central, Heritage and Weston National, became a director in 1988. Mr. Blair is 61 years old. He owns 130,725 shares of United directly and 7,100 shares indirectly, the total of which represents 1.17 percent of the total outstanding shares of United. Mr. Blair is a former president of the McDowell County Water Company, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on November 11, 1989. In previous proxy statements it was disclosed that Mr. Blair was convicted of a series of seven (7) identical statutory misdemeanors stemming from his company's alleged failure to establish and maintain adequate and suitable water facilities and failure to perform such service thereto as shall be reasonable, safe and sufficient for the service and convenience of the public. Mr. Blair appealed his convictions. On December 14, 1993, the Supreme Court of Appeals of West Virginia set aside, reversed and annulled the convictions.

      HARRY L. BUCH, who is an Attorney at Law, and Partner with Bailey, Riley, Buch & Harman, became a director in 1990. Mr. Buch is 64 years old. He owns 10,063 shares of United directly which represents less than one percent of the total outstanding shares of United. Mr. Buch is a former Partner with Gompers, Buch, McCarthy & McLure

      R. TERRY BUTCHER, who is an Attorney at Law, and Partner with Butcher & Butcher, became a director in 1988. Mr. Butcher is 47 years old. He owns 23,500 shares of United directly and 500 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

      JOHN W. DUDLEY, who is President of J. W. Dudley Sons & Company, a retail business, became a director in 1986. Mr Dudley is 48 years old. He owns 8,703 shares of United directly which represents less than one percent of the total outstanding shares of United.

      H. SMOOT FAHLGREN, who is Chief Executive Officer and former Chairman of Fahlgren, Inc., became a director in 1984. Mr. Fahlgren is 64 years old. He owns 125,163 shares of United directly which represents 1.06 percent of the total outstanding shares of United. Mr. Fahlgren is Mr. Graff's father-in-law.

      THEODORE J. GEORGELAS, who is Chairman of the Board of Bank First, N.A., and President of Georgelas and Sons, Inc., a commercial real estate development company, became a director in 1990. Mr. Georgelas is 48 years old. He directly owns 49,666 shares of United which represents less than one percent of the total outstanding shares of United.

      JOSEPH N. GOMPERS, who is a CPA and Partner with Gompers and Associates, CPA's, became a director in 1990. Mr. Gompers is 42 years old. He owns 7,947 shares of United directly which represents less than one percent of the total outstanding shares of United.

      C. E. GOODWIN, who is an Attorney at Law and Counsel with Goodwin & Goodwin, became a director in 1985. Mr. Goodwin is 84 years old. He owns 15,620 shares of United directly and 1,272 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

      F.T. GRAFF, JR., who is a practicing attorney and partner of Bowles Rice McDavid Graff and Love, became a director of United in 1984. Mr. Graff is 55 years old. He owns 2,000 shares of United directly and 9,000 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. The indirectly owned shares are held by a bank in a trustee account for Mr. Graff over which he exercises voting and dispositive power. Mr. Graff is Mr. Fahlgren's son-in-law.

      LEONARD A. HARVEY, who is a former Secretary of the West Virginia Department of Commerce, Labor, and Environmental Resources, became a director of United in 1990. Mr. Harvey is 68 years old. He owns 28,659 shares of United directly and 859 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

      ANDREW J. HOUVOURAS, who is President of A&L Industries, an investment company, became a director of United in 1985. Mr. Houvouras is 75 years old. He owns 424 shares of United directly and 27,054 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. The indirect shares are owned by a company in which Mr. Houvouras is a partner.

      RUSSELL L. ISAACS, who is the owner of Russell L. Isaacs and Company, a consulting firm, became a director of United in 1984. Mr. Isaacs is 62 years old. He owns 20,958 shares of United directly which represents less than one percent of the total outstanding shares of United.

      ROBERT P. MCLEAN, who is the President of Stanaford Acres, Inc. and Vice-President of Sigmund-McLean, Inc. became a director of United in 1992. Mr. McLean is 64 years old. He owns 4,153 shares of United directly and 1,303 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

      THOMAS A. MCPHERSON, who is an Executive Vice President of United and the former President and Chief Executive Officer of UNB-C, became a director of United in 1988. Mr. McPherson is 58 years old. He owns 68,001 shares of United directly which represents less than one percent of the total outstanding shares of United.

      G. OGDEN NUTTING, who is the former Chairman of the Board of UNB-N and President of The Ogden Newspapers, Inc., became a director of United in 1986. Mr. Nutting is 59 years old. He owns 326,328 shares of United indirectly which represents 2.76 percent of the total outstanding shares of United. The voting and investment authority for the indirectly owned shares of Mr. Nutting are as follows: he has beneficial ownership, through shared investment or voting authority of 326,328 shares consisting of 20,952 shares held by Mr. Nutting as co-trustee, and 277,376 shares registered in the name of The Ogden Newspapers, Inc. of which Mr. Nutting is President. He is also a settlor and sole beneficiary of a trust which contains 28,000 shares.

      WILLIAM C. PITT, III, who is a hotel and resort developer, became a director of United in 1987. Mr. Pitt is 50 years old. He owns 5,000 shares of United directly which represents less than one percent of the total outstanding shares of United.

      CHARLES E. STEALEY, who is a private consultant and former Assistant Vice President and Director of Administration of Olsten Corporation, became a director of United in 1986. Mr. Stealey is 54 years old. He owns 30,668 shares of United directly and 48,362 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Mr. Stealey's mother holds 7,354 of the indirect shares over which Mr. Stealey has power of attorney and the other 41,008 indirect shares are held in a trustee account for Mr. Stealey over which he exercises voting and investment authority.

      WARREN A. THORNHILL, III, who is an Attorney at Law, former Chairman of the Board of Summit Holding Corporation and Raleigh County National Bank and Chairman of UNB-S, became a director of United in 1992. Mr. Thornhill is 66 years old. He owns 131,997 shares of United directly and 92,730 shares indirectly, the total of which represents 1.90 percent of the total shares outstanding of United. Mr. Thornhill's indirectly owned shares are owned by the members of his immediate family.

      HAROLD L. WILKES, who is President of Little General Stores, Inc., a convenience store chain, became a director of United in 1993. Mr. Wilkes is 54 years old. He directly owns 1,911 shares of United which represents less than one percent of the total outstanding shares of United.

      JAMES W. WORD, JR., who is President of Beckley Loan Company and Vice-President of Beckley Loan and Industrial Corporation became a director of United in 1992. He is 70 years old. He owns 31,743 shares of United directly and 27,737 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Mr. Word's indirectly owned shares are owned by the members of his immediate family.

     All directors and executive officers of United as a group, 30 persons, own 1,151,132 shares of United directly and 1,892,912 shares indirectly, the total of which represents 25.76 percent of the total shares outstanding for United. Included in indirectly owned shares is 980,734 shares of United common stock held by UNB's Trust Department serving in a fiduciary or agency capacity (the "Trust Shares"). The voting and investment authority for the Trust Shares held by the Trust Department is exercised by UNB's Board of Directors. The members of UNB's Board of Directors who are also directors or executive officers of United are: Richard M. Adams, I. N. Smith, Jr., and Gary L. Ellis. In addition, the total indirect shares includes 49,930 held by the Trust Department of UNB-S. Of the 49,930 UNB-S's Trust shares, 43,297 shares are held in the nominee name of Big Clock Investment Company which are voted by UNB-S's Board of Directors. The members of UNB-S's Board who are also directors or executive officers of United are Gary L. Ellis, Warren A. Thornhill, III, and Robert P. McLean.

Meetings and Committees of the Board of Directors
- -------------------------------------------------

      The Board of Directors of United met six times during 1994. The Board reviews management reports and general corporate policy. During the calendar year ended December 31, 1994, each director of United attended more than 75% of the total number of meetings of the Board and Board Committees on which he or she served during the period he or she served as a director, except for G. Ogden Nutting.

      The Board has three standing committees--the Executive, Audit and Compensation Committees. The Audit Committee met four times in 1994 to review the quarterly reports of internal audit, all reports of external auditors, and all reports of examination by federal and state bank regulatory authorities. This committee consisted of: Robert G. Astorg, Chairman, R. Terry Butcher, C. E. Goodwin and James W. Word, Jr.

      The Executive Committee met seven times during 1994. The Executive Committee may exercise the power of the Board of Directors between meetings of the full Board of Directors or upon the call of the Chairman, as directed by the Board and consistent with the provisions of West Virginia corporate law and United's articles of incorporation and bylaws. The committee consisted, during 1994, of Richard M. Adams, Chairman, I. N. Smith, Jr., Thomas J. Blair, III, Harry L. Buch, H. Smoot Fahlgren, Theodore J. Georgelas, Leonard A. Harvey, Russell L. Isaacs, G. Ogden Nutting, William C. Pitt, III, Warren A. Thornhill, III and F. T. Graff, Jr., who also serves as secretary for the Executive Committee.

     The Compensation Committee met two times during 1994. The Compensation Committee makes recommendations regarding officer compensation and budgetary matters to the Board of Directors. The committee consisted of the same members as served on the Executive Committee except for Messrs. R. Adams and Smith. Mr. Isaacs is chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

      F.T. Graff, Jr., a member of the Board of Directors of United and the Board's Compensation Committee, is a partner in the law firm of Bowles Rice McDavid Graff & Love in Charleston, West Virginia. Bowles Rice McDavid Graff & Love rendered legal services to United and UNB during 1994 and it is expected that the firm will continue to render services to both in the future. The fees paid to Bowles Rice McDavid Graff & Love represent less than 5% of that firm's revenues for 1994.

Compensation of Directors
- -------------------------

      Directors other than executive officers of United receive a retainer of $550 per month without regard to meeting attendance. In addition, each outside director receives a fee of $275 for each United Board Committee attended except for Mr. Isaacs. Mr. Isaacs, as chairman of the Compensation Committee, receives $550 for each committee meeting attended. Mr. Astorg, as chairman of the Audit Committee, receives an additional retainer payment of $275 per month without regard to meeting attendance.

SUMMARY COMPENSATION TABLE

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four most highly compensated executive officers during last three fiscal years.

                                                                             Long-term
                                                      Annual Compensation   Compensation
                                                                               Stock
                                                                              Options     All Other
            Name and Principal Position          Year   Salary    Bonus         (#)     Compensation(3)
- -----------------------------------------------  ----  --------  --------   ----------- ------------
Richard M. Adams      Chairman of the Board      1994  $290,413  $130,000        14,500     $28,756 (2)
                      & Chief Executive Officer  1993   257,948    80,000        10,000      25,320
                                                 1992   243,340    80,000        17,500      22,319

I. N. Smith, Jr.      President                  1994   145,109    15,900         3,000       4,052 (1)
                                                 1993   145,109    15,000         3,000       4,046
                                                 1992   145,109    15,000         5,000       4,045

Gary L. Ellis         Executive Vice President   1994   144,672    45,000         5,000       4,749 (1)
                                                 1993   137,493    30,000         5,000       3,554
                                                 1992   129,711    30,000         8,000       3,112

Steven E. Wilson      Executive Vice President   1994   122,542    36,000         5,500       3,794 (1)
                      Chief Financial Officer    1993   113,540    25,000         4,000       2,783
                      & Treasurer                1992   107,113    25,000         6,500       2,560

Thomas A. McPherson   Executive Vice President   1994   120,000    25,000         4,700       3,482 (1)
                                                 1993   120,000    15,000         3,500       3,368
                                                 1992   118,943    15,000         3,000       3,358

(1) All reported amounts indicate annual amounts accrued under the Company's 401(K) Plan.
(2) Included are $ 5,934 representing the Company's matching contribution to the Company's 401(K) Plan and $ 22,822 accrued under a supplemental executive retirement plan.
(3) The aggregate value of all perquisites and other personal benefits did not exceed either $ 50,000 or 10% of the total annual salary and bonus reported for the named executive officers; therefore, no disclosure has been made.

STOCK OPTION GRANTS TABLE

The following table sets forth information concerning individual grants of options to purchase the Company's Common Stock made to the named executives in 1994.

                                                  Stock Option Grants in Last Fiscal Year
                     --------------------------------------------------------------------------------------------
                                                                                      Potential Realizable Value
                                                                                      at Assumed Annual Rates
                                                                                     of Stock Price Appreciation
                                           Individual Grants                               for Option Term
                     --------------------------------------------------------------  ----------------------------
                      Number of
                     Securities           % of Total
                     Underlying       Options Granted to   Exercise or
                      Options           All Employees       Base Price   Expiration          5%         10%
   Name              Granted (#)        in Fiscal Year      ($/Share)     Date              ($)         ($)
- ------------------   -----------     -------------------   -----------  -----------       -------     -------
Richard M. Adams        14,500 (1)             14.50%          23.00    11/28/2004        209,735     531,512


I. N. Smith, Jr.         3,000 (1)              3.00%          23.00    11/28/2004         43,393     109,968


Gary L. Ellis            5,000 (1)              5.00%          23.00    11/28/2004         72,322     183,280


Steven E. Wilson         5,500 (1)              5.50%          23.00    11/28/2004         79,555     201,608


Thomas A. McPherson      4,700 (1)              4.70%          23.00    11/28/2004         67,983     172,283


(1) Granted from the 1991 Incentive Stock Option Plan. The option exercise price is the market value of United's stock at the date the option was granted. All options granted under this plan are exercisable in accordance with a three year vesting schedule: 50% after the first year; 75% after the second year and 100% after three years.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth certain information regarding individual exercises of stock options during 1994 by each of the named executives.


                                    Aggregate Stock Option Exercises in Last Fiscal Year
                                               and FY-End Stock Option Value
                       ------------------------------------------------------------------------------
                                                     Number of Unexercised       Value of Unexercised
                                                        Stock Option's            In-the-Money Stock
                                                         at FY-End (#)          Option's at FY-End ($)

                       Shares Acquired    Value          Exercisable/              Exercisable/
   Name                on Exercise (#)  Realized         Unexercisable             Unexercisable
- -------------------    ---------------  ---------     --------------------    -----------------------
Richard M. Adams                 6,750    $92,813          57,500/ 22,000       $ 500,625/$ 25,125

I. N. Smith, Jr.                 3,000    $36,750           9,000/  5,250       $  63,813/$  6,188

Gary L. Ellis                    3,000    $34,500          21,250/  8,750       $ 171,188/$ 10,313

Steven E. Wilson                10,000   $119,375           7,500/  8,500       $  37,750/$  9,750

Thomas A. McPherson                                         9,000/  7,200       $  63,563/$  7,888


Executive Officers
- ------------------

      Set forth below are the executive officers of United and relations that exist with affiliates and others for the past five years.

                                                    Principal Occupation and
                                                    Banking Experience During
      Name          Age   Present Position          The Last Five Years
      ----          ---   ----------------          -------------------------
Richard M. Adams    48    Chairman of the           Chairman of the Board and
                          Board & Chief             Chief Executive Officer-
                          Executive Officer-        United; Chairman of the
                          United; Chairman          Board, and Chief
                          of the Board &            Executive Officer-UNB
                          Chief Executive
                          Officer - UNB


I.N. Smith, Jr.     62    President-United;         President-United (1990
                          Vice-Chairman -           to present); President-
                          UNB, Director -           UNB (1990 to October
                          United and UNB            1991); Vice-Chairman-UNB
                                                    (November 1991 to present)


Douglass H. Adams   56    Executive Vice-           Executive Vice-President,
                          President-                United (1990 to present);
                          United; Director-         President-Vienna Office of
                          United                    United National Bank (1990
                                                    to present)


David D. Addison    47    Executive Vice-           Executive Vice-President and
                          President and             Trust Officer-United (November
                          Trust Officer-            1991 to present); Senior Vice-
                          United; Senior            President-UNB (January 1991
                          Vice-President-           to present); Senior Vice-
                          UNB                       President-National Trust Co.
                                                    (June 1990 to December 1991);
                                                    Vice President-Wachovia
                                                    Bank & Trust Co. (June 1990)


Gary L. Ellis       53    Executive Vice-           Executive Vice-President
                          President-                United (1990 to present);
                          United; Director          President-UNB (November
                          and President -           1991 to present); President
                          UNB; Director-            Charleston Office, UNB
                          UNB-S                     (1990 to October 1991);
                                                    Executive Vice-President - UNB
                                                    (1990 to October 1991)
                                                    Chief Operating Officer -
                                                    UNB (1990 to October 1991)

                                                           Principal Occupation and
                                                           Banking Experience During
      Name                Age   Present Position           The Last Five Years
      ----                ---   ----------------           -------------------------
James B. Hayhurst         48    Executive Vice-            Executive Vice-President
                                President -                -United (1990 to present);
                                United; Executive          Executive Vice-President-
                                Vice-President-            UNB (1990 to present);
                                UNB                        President-UNB Parkersburg
                                                           Offices (1990 to present)


Thomas A.                 58    Executive Vice-            Executive Vice-President-
  McPherson                     President - United;        United (1990 to present);
                                Director-United            President and CEO - UNB-C
                                                           (1990 to December 1992)


Joseph Wm. Sowards        44    Executive Vice-            Executive Vice President and
                                President and              Secretary-United (1990 to
                                Secretary-United;          present); Executive Vice-
                                Executive Vice-            President-UNB (1990 to present)
                                President-UNB


Joe L. Wilson             46    Executive Vice-            Executive Vice-President-United
                                President-United           (1990 to present); President-
                                                           UNB-N (1990 to December 1992)


Steven E. Wilson          46    Executive Vice-            Executive Vice-President and
                                President, Chief           Chief Financial Officer-United
                                Financial Officer,         (1990 to present); Treasurer-
                                and Treasurer-             United (1990 to present);
                                United; Executive          Executive Vice President
                                Vice-President,            and Chief Financial Officer-
                                Chief Financial            UNB (1990 to present)
                                Officer and
                                Secretary - UNB

Certain Reports
- ---------------

      Section 16(a) of the Securities and Exchange Act of 1934 requires United's directors and executive officers and persons who beneficially own more than ten percent of United's stock (currently, to the best of United's knowledge, there are no such persons) to file initial forms of beneficial ownership (Form 3), statements of changes in beneficial ownership (Form 4) and annual statements of beneficial ownership (Form 5) with the Securities and Exchange Commission ("SEC"). Persons filing such reports are required by SEC regulations to furnish United with copies of all such beneficial ownership statements filed under section 16(a) of the Exchange Act.

      Based solely on a review of such reports and representations from United directors and executive officers, United believes that during 1994 all such reports were filed on a timely basis, with four exceptions: Director Leonard A. Harvey did not file a Form 4 to report the purchase of 2,000 shares of common stock in April 1994; Director Robert P. McLean did not file two Forms 4 to report the purchase of 50 shares of common stock in February 1994 and 100 shares of common stock in May 1994; and Directors Harry L. Buch and Joseph N. Gompers, as co-trustees of United Trust in which they shared voting and dispositive power of the 300,000 shares of common stock held in the trust, each failed to file one Form 4 each in February 1994 to report the distribution of the United Trust shares to the beneficiaries of the trust. Messrs. Harvey, McLean, Buch, and Gompers each reported the transactions on a Form 5 filed with respect to 1994.

      United's contributions to the Pension Plan, a defined benefit plan, are not and cannot be calculated separately for specific participants by the Pension Plan's actuary. No company contributions to the Pension Plan are included in the amounts shown as aggregate or contingent forms of remuneration. See the section captioned, Employee Benefit Plans, beginning on page 85.

      As of December 31, 1994, the persons named in the table above had compiled and credited service under the Pension Plan as follows: R. Adams 26 years; I.N. Smith 35 years; G. Ellis 13 years; T. McPherson 32 years; S. Wilson 23 years.

      Executive officers above are eligible to participate in the 401(K) Plan, a defined contribution plan. Discretionary contributions made by the individuals are matched in accordance with provisions of the plan as described under the section entitled Employee Benefit Plans. Discretionary contributions, made from the participant's regular pay, are reflected in Cash Compensation above. United's matching contributions are not reflected in Cash Compensation. Both the individual contributions and matching contributions are tax deferred income.

Officer Employment Contracts
- ----------------------------

      Richard M. Adams, Chairman and Chief Executive Officer of United and UNB entered into an employment contract with United effective April 11, 1986. This contract was amended in 1989, again in January and November 1991, April 1992 and again in November 1993. This most recent amendment also served to initiate a new five year term. Under the contract Mr. Adams is required to devote his full-time energies to performing his duties as Chairman and CEO on behalf of United and UNB. The contract provides for a base compensation of $300,000 and additional benefits consistent with the office. This base compensation may be increased but not decreased. If the contract is terminated by Adams for change in control, or for any reason other than mutual consent or criminal misconduct, Mr. Adams, or his family or estate, is entitled to his base salary for the remainder of the contract term.

      On July 27, 1990, United also entered into a Supplemental Retirement Plan with Mr. Adams. This plan provides for an annual supplemental retirement benefit upon his reaching age 65 or upon the later termination of his employment with United. The annual benefit will be equal to seventy percent of the average of Mr. Adams' three highest base salaries during his employment with United, reduced by benefits. The plan also provides for reduced benefits for early retirement after age 62 as well as payments to his spouse in the event of his death.

      United and UNB entered into an employment agreement with I. N. Smith, Jr., President of United and Vice-Chairman of UNB, on December 17, 1985. The term of the agreement extends until Mr. Smith reaches the age of 75. Until Smith becomes 65, he will be employed full-time by United as an executive officer and will receive an annual salary of no less than $115,000. Upon reaching the age of 65 and until he reaches the age of 75, Mr. Smith shall render such consulting and advisory services as United may request, and shall receive for such services an annual fee of $36,000 from age 65 until he reaches age 70, and $30,000 thereafter. The agreement also contains provisions which address the issues of disability, early retirement and the death of Mr. Smith. All of these events carry reduced payment provisions. In addition, until Mr. Smith reaches age 65, he has agreed to serve as, and United has agreed to use its best efforts to nominate and elect him, a director of United and UNB.

      Ohio Valley National Bank, (now a part of UNB as a result of its merger with United) entered into a Salary Contribution Agreement with Douglass H. Adams, Executive Vice President of United, on June 13, 1985. This agreement provides at age 65 for an annual supplemental retirement equal to $30,000 for life or fifteen years certain. This future liability is being funded with life insurance. Provision is made for an early retirement benefit beginning at age 60 at a reduced percentage of the normal benefit. The agreement also provides for payment to beneficiaries in the event of his death.

Change of Control Agreements
- ----------------------------

      In March of 1994, United entered into agreements with G. Ellis, S. Wilson,
T. McPherson, J. Hayhurst and J. Wilson to encourage those executive officers not to terminate their employment with United because of the possibility that United might be acquired by another entity. The Board of Directors determined that such an arrangement was appropriate, especially in view of the recent entry of large regional bank holding companies into West Virginia. The agreements were not undertaken in the belief that a change of control of United was imminent.

      Generally, the agreements provide severance compensation to those officers if their employment should end under certain specified conditions after a change of control of United. Compensation is paid upon any involuntary termination following a change of control unless the officer is terminated for cause. In addition, compensation will be paid after a change of control if the officer voluntarily terminates employment because of a decrease in the total amount of the officer's base salary below the level in effect on the date of consummation of the change of control, without the officer's consent; a material reduction in the importance of the officer's job responsibilities without the officer's consent; geographical relocation of the officer without consent to an office more than fifty (50) miles from the officer's location at the time of a change of control; failure by United to obtain assumption of the contract by its successor or any termination of employment within thirty-six (36) months after consummation of a change of control which is effected for any reason other than good cause.

      Under the agreements, a change of control is deemed to occur in the event of a change of ownership of United which must be reported to the Securities and Exchange Commission as a change of control, including but not limited to the acquisition by any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities and Exchange Act of 1934 (the "Exchange Act")) of direct or indirect "beneficial ownership" (as defined by Rule 13d-3 under the Exchange
Act) of twenty-five percent (25%) or more of the combined voting power of United's then outstanding securities, or the failure during any period of two
(2) consecutive years of individuals who at the beginning of such period constitute the Board for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds (2/3) of the directors at the beginning of the period.

      Under the agreements, severance benefits include: (a) cash payment equal to the officers monthly base salary in effect on either (i) the date of termination; (ii) the date immediately preceding the change of control, whichever is higher, multiplied by the number of full months between the date of termination and the date that is thirty-six (36) months after the date of consummation of the change of control; (b) payment of cash incentive award, if any, under United's Incentive Plan; (c) continuing participation in employee benefit plans and programs such as retirement, disability and medical insurance for a period of thirty-six (36) months following the date of termination.

Succession Management Stock Bonus Plan
- --------------------------------------

      In April 1989, the Executive Committee, which at that time also served as the Compensation Committee, approved a management stock bonus plan. The purpose of the plan is to retain certain key "junior" officers. The plan is intended to encourage these individuals to stay with the company and to continue to develop their potential for future management roles. The plan provides for grants of the right to receive up to 500 shares per year, for five years, per officer. The shares granted will be held in trust and the recipients have no ownership rights until the shares are distributed. All granted stock was distributed to the grantees at the beginning of 1994. In certain limited circumstances distribution could have been earlier, such as, in the case of disability or death. Shares have been purchased by United and are held in a trust account for this plan. None of the individuals included in this plan were executive officers of United. No grants have been made since 1990.

Incentive Stock Option Plan
- ---------------------------

      In February, 1988, the Board adopted an incentive stock option ("ISO") plan which was approved by United's shareholders at the 1988 annual meeting. The ISO plan was conceived by United's Board in order to retain and motivate key management executives of United. The class of eligible employees is executive officers of United and its subsidiaries owning less than 10% of United's issued and outstanding stock. The Executive Committee of United, in its sole discretion, will award stock options to eligible employees, will determine the conditions for exercise, and will administer the ISO plan generally. One hundred thousand (100,000) shares were allocated to the plan, with options for no more than 20,000 shares to be awarded each year. The option exercise price was the fair market value of United's stock at the time the option is granted. The last grants under this plan were awarded in 1992. All options granted are vested. Messrs. R. Adams, Smith, S. Wilson, J. Wilson, Sowards and Ellis have exercised options.

       In April, 1991, the Board adopted an incentive stock option plan ("1991 Plan") which was approved by United's shareholders at the 1991 annual meeting. The 1991 Plan is intended to attract and retain qualified and motivated management. The class of eligible employees is officers of United and its subsidiaries owning less than 10% of United's issued and outstanding stock. The Executive Committee of United, in its sole discretion, will award stock options to eligible employees and will administer the 1991 Plan generally. Five hundred thousand (500,000) shares will be allocated to the plan, with options for no more than 100,000 shares to be awarded each year. The option exercise price will be the fair market value of United's stock at the time the option is granted.

      In 1994, 100,000 shares were granted as follows: Richard M. Adams-14,500 shares; I. N. Smith, Jr.-3,000 shares; Gary L. Ellis-5,000 shares; Joe L. Wilson-4,000 shares; Steven E. Wilson-5,500 shares; James B. Hayhurst-4,700 shares; Joseph Wm. Sowards-2,700 shares; Douglass H. Adams-2,700 shares; Thomas
A. McPherson-4,700 shares and David Addison-2,700 shares. Forty-four nonexecutive officers received a total of 50,500 shares. These shares were granted at the then current market price of $23.00. The options granted become exercisable in accordance with a three year vesting schedule: 50% year one; 75% year two and 100% year three. Messrs. Addison, Smith, S. Wilson and nine nonexecutive officers have exercised options.

Employee Benefit Plans
- ----------------------

      No directors or principal shareholders of United and its subsidiaries, other than those persons who are salaried officers, participate in any type of benefit plan of United.

      United's subsidiaries provide, on a substantially non-contributory basis for all full-time employees, life, disability, hospital and dental insurance. Life insurance with value of 250% of base salary is provided to all full-time employees, including executive officers. The premiums paid by the subsidiaries for life insurance on any individual which has a face value greater than $50,000 is properly reported as compensation. These plans do not discriminate, in scope, terms or operation, in favor of the executive officers of United or its subsidiaries and are available generally to all salaried employees of United and its subsidiaries.

a face value greater than $50,000 is properly reported as compensation.
These plans do not discriminate, in scope, terms or operation, in favor of the executive officers of United or its subsidiaries and are available generally to all salaried employees of United and its subsidiaries.

      Each employee of United, or its participating subsidiaries, who completes one year of eligible service and is 21 years of age is eligible to participate in the Pension Plan. The plan is noncontributory on the part of the employee. Vesting is attained with five years of participation.

      Normal retirement benefits under the United Plan are equal to:

      1.25% of Average Final Compensation* plus 0.5% of Average Final Compensation in excess of Covered Compensation** multiplied by years of service not to exceed 25.

      *Average Final Compensation = The average of the highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination.

      **Covered Compensation = The average of the last 35 years of the social security wage base prior to Social Security retirement age.

      Each employee of United, or its participating subsidiaries, who completes one year of eligible service is eligible to participate in the United Savings and Stock Investment Plan, a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Each participant may contribute from 1% to 10% of pre-tax earnings to his/her account which may be invested in one to four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral.

      United employees may participate in an employee stock purchase plan whereby its employees may purchase shares of United's common stock. Purchases made by employees under this plan are coordinated by the Trust Department of UNB, and involve stock purchased at market price for this purpose.

Transactions with Management and Others
- ---------------------------------------

      United's subsidiaries have had, and expect to have in the future, banking transactions with United and with its officers, directors, principal shareholders, or their interests (entities in which they have more than a 10% interest). The transactions were in the ordinary course of business and with respect to loans were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions. United's subsidiary banks are subject to federal statutes and regulations governing loans to officers and directors and extend loans in compliance with such laws and only with the approval of the Board of Directors.

      The building utilized by UNB to house its Rosemar Circle Branch in North Parkersburg, West Virginia, is owned by Richard M. Adams, Chairman and Chief Executive Officer of United and UNB, his brother, Douglass H. Adams, Executive Vice President of United and their step-mother, Dorothy D. Adams. The Adams' lease the land from UNB at a nominal annual rental and lease the branch facility they constructed to UNB. The leases were entered into prior to UNB's ownership of the branch facility and were assumed by UNB upon its acquisition of the previous lessee, United Bank. Management believes the lease terms are comparable with lease terms for similar property in the market area.

      H. Smoot Fahlgren, a member of the Board of Directors of United, is Chief Executive Officer of Fahlgren Martin, Inc., an advertising agency with its headquarters in Parkersburg, West Virginia. The agency has provided the advertising for United since 1978. United utilizes an aircraft owned by Mr. Fahlgren, a member of United's Board of Directors. During 1994, Mr. Fahlgren received $15,672 in compensation for these services. Payment for the advertising by United to Fahlgren Martin, Inc. was less than 5% of that firm's revenues during the year 1994.

      F.T. Graff, Jr., a member of the Board of Directors of United, is a partner in the law firm of Bowles Rice McDavid Graff & Love in Charleston, West Virginia. Bowles Rice McDavid Graff & Love rendered legal services to United and UNB during 1994 and it is expected that the firm will continue to render certain services to both in the future. The fees paid to Bowles Rice McDavid Graff & Love represent less than 5% of that firm's revenues for 1994.

      R. Terry Butcher, a member of the Board of Directors of United, is a partner in the law firm of Butcher & Butcher of Glenville, West Virginia. Butcher & Butcher has rendered legal services to UNB, a United affiliate, during 1994 and it is expected that the firm will continue to render legal services in the future. The fees paid to Butcher & Butcher represent less than 5% of the firm's revenues for 1994.

      UNB leases its northern region main banking premises from The Ogden Newspapers, Inc. pursuant to a written lease agreement dated August 1, 1979 (the "Lease"). The Ogden Newspapers, Inc. is a shareholder of United, and the voting and investment authority for its shares are beneficially owned by its President,
G. Ogden Nutting who is a director of United. The Lease is on terms comparable to market terms for similar rental space in Wheeling, West Virginia. The Lease provides for five (5) successive options to renew and extend the terms of the Lease for five (5) years each. United exercised its option to renew the Lease for five (5) years in 1989 and again in 1994. In addition, during the year 1994 subsidiaries of United advertised, at market rates, in newspapers published by The Ogden Newspaper, Inc. The fees paid in such advertising and the rent paid to The Ogden Newspapers, Inc. represent less than 5% of that firm's revenue for the year 1994.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K



                                                                  Page
          (a)   (1) and (2) Financial Statements and Financial
                Statement schedules . . . . . . . . . . . . . . . . 39

                (3)  Listing of Exhibits - See the Exhibits'
                Index . . . . . . . . . . . . . . . . . . . . . . . 89

          (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended December 31, 1994.

          (c)   Exhibits  . . . . . . . . . . . . . . . . . . . . . 94

          (d) Consolidated Financial Statement Schedules--All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
                Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefor have been omitted.

                            UNITED BANKSHARES, INC.

                                  FORM 10-K

                               INDEX TO EXHIBITS

ITEM 14.
                                             S-K Item 601              Sequential Page
     Description                            Table Reference            Number (a)
     -----------                            ---------------            ---------------

Articles of Incorporation and                     (3)
  Bylaws:

     (a)  Bylaws                                                                 (g)

     (b)  Articles of Incorporation                                              (f)

Investments                                       (4)                            N/A

Voting Trust Agreement                            (9)                            N/A

Material Contracts                                (10)

     (a)  Employment Agreement with
          I. N. Smith, Jr.                                                       (b)

     (b)  Employment Agreement with
          Richard M. Adams                                                       (e)

     (c)  Lease on Branch Office in
          Charleston Town Center,
          Charleston, West Virginia                                              (b)

     (d)  Lease on United Center,
          Charleston, West Virginia                                              (h)

     (e)  Lease with Polymerland, Inc.
          on UNB Square                                                          (h)

     (f)  Lease and Agreement between
          Valley Savings and Loan
          Company (Lessor) and Dorothy
          Adams, Richard M. Adams and
          Douglass H. Adams (Lessees)                                            (c)

     (g)  Agreement between Dorothy
          D. Adams (Lessors) and Valley
          Savings and Loan Company (Lessees)                                     (c)


                                             S-K Item 601              Sequential Page
      Description                            Table Reference           Number (a)
      -----------                            ---------------           ---------------
      (h)    Employment Contract with
             Douglass H. Adams                                                  (d)

      (i)    Employment Contract with
             Thomas A. McPherson                                                (d)

      (j)    Data processing contract
             with FISERV                                                         94

      (k)    Supplemental Retirement
             Contract with Richard M.
             Adams                                                              (i)

      (l)    Supplemental Retirement
             Contract with Douglass H.
             Adams                                                              (i)

      (m)    Executive Officer Change
             of Control Agreements                                              (j)

Statement Re:     Computation of Per
                  Share Earnings                  (11)                          128

Statement Re:     Computation of
                  Ratios                          (12)                          N/A

Annual Report to Security Holders,
  et al.                                          (13)                          N/A

Letter Re:   Change in accounting
  principles                                      (18)                          N/A

Previously Unfiled Documents                      (19)                          N/A

Subsidiaries of the Registrant                    (22)                          129

Published Report Regarding Matters
  Submitted to a Vote of Security
  Holders                                         (23)                          N/A

Consent of Ernst & Young LLP                      (23)                          130

Consent of Somerville & Company                   (23)                          131

Power of Attorney                                 (25)                          N/A

Financial Data Schedule                           (27)                          132

Additional Exhibits:                              (28)                          N/A

Footnotes
- ---------

(a)   N/A = Not Applicable

(b) Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356

(c) Incorporated into this filing by reference to Exhibit 10 of the 1986 Form 10-K for United Bankshares, Inc., File No. 0-13322

(d) Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-19968 filed February 3, 1988

(e) Incorporated into this filing by reference to Exhibits to the 1988 10-K for United Bankshares, Inc., File No. 0-13322

(f) Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322

(g) Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322

(h) Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322

(i) Incorporated into this filing by reference to Exhibits to the 1992 10-K for United Bankshares, Inc., File No. 0-13322

(j) Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNITED BANKSHARES, INC.
                                 (Registrant)

                      By  /s/ Richard M. Adams
                        ----------------------------------
                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                   Title                      Date

 /s/ Richard M. Adams         Chairman of the Board,    March 21, 1995
- ---------------------------   Director, Chief Execu-
                              tive Officer

 /s/ I. N. Smith              President and Director    March 21, 1995
- ---------------------------

 /s/ Steven E. Wilson         Chief Financial Officer   March 21, 1995
- ---------------------------   Chief Accounting Officer


___________________________   Director                  March 21, 1995


 /s/ Robert G. Astorg         Director                  March 21, 1995
- ---------------------------

 /s/ G. Ogden Nutting         Director                  March 21, 1995
- ---------------------------

 /s/ C. E. Goodwin            Director                  March 21, 1995
- ---------------------------

 /s/ Russell L. Isaacs        Director                  March 21, 1995
- ---------------------------

 /s/ Leonard A. Harvey        Director                  March 21, 1995
- ---------------------------

 /s/ John W. Dudley           Director                  March 21, 1995
- ---------------------------

 /s/ Harry L. Buch            Director                  March 21, 1995
- ---------------------------

 /s/ H. Smoot Fahlgren        Director                  March 21, 1995
- ---------------------------

 /s/ William C. Pitt, III     Director                  March 21, 1995
- ---------------------------

 /s/ Theodore J. Georgelas    Director                  March 21, 1995
- ---------------------------

 /s/ Charles E. Stealey       Director                  March 21, 1995
- ---------------------------

 /s/ R. Terry Butcher         Director                  March 21, 1995
- ---------------------------

                                  SIGNATURES
                                  (continued)

     Signatures                   Title                            Date
 /s/ Robert P. McLean         Director                        March 21, 1995
- ---------------------------

 /s/ H. L. Wilkes             Director                        March 21, 1995
- ---------------------------

 /s/ Thomas A. McPherson      Director                        March 21, 1995
- ---------------------------

 /s/ W. A. Thornhill, III     Director                        March 21, 1995
- ---------------------------

 /s/ James W. Word, Jr.       Director                        March 21, 1995
- ---------------------------

 /s/ D. H. Adams              Director                        March 21, 1995
- ---------------------------