Form 10-Q
period 1995-03-31
UNITED BANKSHARES INC/WV
filed 1995-05-12
CIK 729986

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                      __________________________________

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 1995

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

                                           Yes  X     No ___
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class-- Common Stock,$2.50 Par Value; 11,954,453 shares outstanding as of April 30, 1995.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                  FORM 10-Q


                              TABLE OF CONTENTS
                                                             Page
                                                             ----

PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1. Financial Statements
- -----------------------------------------------------------------


  Consolidated Balance Sheets (Unaudited)
  March 31, 1995 and December 31, 1994 .........................6

  Consolidated Statements of Income (Unaudited) for the
  Three Months Ended March 31, 1995 and 1994 ...................7

  Consolidated Statement of Changes in Shareholders'
  Equity (Unaudited) for the Three Months Ended
  March 31, 1995 ...............................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended March 31, 1995 and 1994 ...........9

  Notes to Consolidated Financial Statements ..................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................18

PART II.  OTHER INFORMATION
- ---------------------------


Item 1. Legal Proceedings..........................Not Applicable
- -------------------------


Item 2. Changes in Securities......................Not Applicable
- -----------------------------


Item 3. Defaults Upon Senior Securities ...........Not Applicable
- ---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                         TABLE OF CONTENTS--Continued

                                                             Page
                                                             ----



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

          Exhibit 11 - Computation of Earnings Per Share.......27



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



Date  May 12, 1995                   /s/ Richard M. Adams
    ---------------------          ---------------------------
                                   Richard M. Adams, Chairman of
                                   the Board and Chief Executive
                                   Officer


Date  May 12, 1995                  /s/ Steven E. Wilson
    ---------------------          ---------------------------
                                   Steven E. Wilson, Executive
                                   Vice President, Treasurer and
                                   Chief Financial Officer

                                    PART I

                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 1995 and December 31, 1994, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 1995 and 1994, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 1995, and the related condensed consolidated statements of cash flows for the three months ended March 31, 1995 and 1994, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                        March 31        December 31
                                                          1995             1994
                                                     ---------------  ---------------
ASSETS
 Cash and due from banks                             $   75,162,000   $   82,763,000
 Federal funds sold                                      26,425,000
                                                     --------------   --------------
  Total cash and cash equivalents                       101 587,000       82,763,000

 Securities available for sale(at market)               107,438,000      118,037,000
 Investment securities(market value-$233,291,000
  at March 31, 1995 and $231,461,000 at
  December 31, 1994)                                    238,389,000      242,846,000
 Loans
  Commercial, financial, and agricultural               202,730,000      208,491,000
  Real estate:
   Single family residential                            531,833,000      527,434,000
   Commercial                                           305,019,000      300,679,000
   Construction                                          14,065,000       16,919,000
   Other                                                 14,403,000       14,706,000
  Installment                                           234,967,000      233,866,000
                                                     --------------   --------------
                                                      1,303,017,000    1,302,095,000
  Less: Unearned income                                  (4,679,000)      (5,018,000)
        Allowance for loan losses                       (20,158,000)     (20,008,000)
                                                     --------------   --------------
  Net loans                                           1,278,180,000    1,277,069,000
  Bank premises and equipment                            30,426,000       30,769,000
  Interest receivable                                    11,413,000       10,943,000
  Other assets                                           24,784,000       25,214,000
                                                     --------------   --------------
                                    TOTAL ASSETS     $1,792,217,000   $1,787,641,000
                                                     ==============   ==============

LIABILITIES
 Domestic deposits
  Noninterest-bearing                                $  229,769,000   $  244,591,000
  Interest-bearing                                    1,244,308,000    1,190,261,000
                                                     --------------   --------------
                                  TOTAL DEPOSITS      1,474,077,000    1,434,852,000
 Short-term borrowings
  Federal funds purchased                                 2,901,000        4,582,000
  Securities sold under agreements to repurchase         66,159,000       67,227,000
 Federal Home Loan Bank borrowings                       43,900,000       83,972,000
 Accrued expenses and other liabilities                  21,841,000       17,262,000
                                                     --------------   --------------
                               TOTAL LIABILITIES      1,608,878,000    1,607,895,000

SHAREHOLDERS' EQUITY
 Common stock, $2.50 par value;
  Authorized-20,000,000 shares; issued and
  outstanding-11,954,453 at March 31, 1995 and
  December 31, 1994, including 152,770 and 137,520
  shares in treasury at March 31, 1995 and
  December 31, 1994, respectively                        29,886,000       29,886,000
 Surplus                                                 32,247,000       32,331,000
 Retained earnings                                      124,788,000      121,318,000
 Net unrealized holding gain (loss)
   on securities available for sale                         123,000         (443,000)
 Treasury stock                                          (3,705,000)      (3,346,000)
                                                     --------------   --------------

                      TOTAL SHAREHOLDERS' EQUITY        183,339,000      179,746,000
                                                     --------------   --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,792,217,000   $1,787,641,000
                                                     ==============   ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                             Three Months Ended
                                                 March 31
                                           ------------------------
                                              1995         1994
                                           -----------  -----------
INTEREST INCOME
 Interest and fees on loans                $27,672,000  $22,750,000
 Interest on federal funds sold                237,000       65,000
 Interest and dividends on securities:
   Taxable                                   4,595,000    4,795,000
   Exempt from federal taxes                   837,000      892,000
 Other interest income                          26,000       31,000
                                           -----------  -----------
                   TOTAL INTEREST INCOME    33,367,000   28,533,000
                                           -----------  -----------
INTEREST EXPENSE
 Interest on deposits                       11,123,000    9,432,000
 Interest on short-term borrowings             848,000      515,000
 Interest on long-term borrowings              970,000      437,000
                                           -----------  -----------
                  TOTAL INTEREST EXPENSE    12,941,000   10,384,000
                                           -----------  -----------

                     NET INTEREST INCOME    20,426,000   18,149,000
PROVISION FOR POSSIBLE LOAN LOSSES             450,000      450,000
                                           -----------  -----------

     NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES    19,976,000   17,699,000
                                           -----------  -----------
OTHER INCOME
 Trust department income                       779,000      823,000
 Other charges, commissions, and fees        2,197,000    2,074,000
 Other income                                  163,000      216,000
 Investment securities gains                                107,000
                                           -----------  -----------
                      TOTAL OTHER INCOME     3,139,000    3,220,000
                                           -----------  -----------
OTHER EXPENSES
 Salaries and employee benefits              5,590,000    5,591,000
 Net occupancy expense                       1,190,000    1,108,000
 Other expense                               5,856,000    4,968,000
                                           -----------  -----------
                    TOTAL OTHER EXPENSES    12,636,000   11,667,000
                                           -----------  -----------

              INCOME BEFORE INCOME TAXES    10,479,000    9,252,000

INCOME TAXES                                 3,582,000    3,158,000
                                           -----------  -----------

                              NET INCOME   $ 6,897,000  $ 6,094,000
                                           ===========  ===========

Earnings per common share                        $0.58        $0.51

Average outstanding shares                  11,809,055   11,929,809

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                           Three Months Ended March 31, 1995
                            -----------------------------------------------------------------------------------------------
                                                                                     Net
                                                                                  Unrealized
                                  Common Stock                                     Gain on
                            ------------------------                              Securities                     Total
                                            Par                      Retained      Available     Treasury    Shareholders'
                              Shares       Value        Surplus      Earnings      for Sale       Stock          Equity
                            ----------  ------------  -----------  -------------  -----------  ------------  --------------
Balance at
    January 1, 1995         11,954,453  $29,886,000   $32,331,000  $121,318,000    ($443,000)  ($3,346,000)   $179,746,000

Net Income                                                            6,897,000                                  6,897,000

Cash dividends
    ($.29 per share)                                                 (3,427,000)                                (3,427,000)

Net change in
  unrealized gain/
    (loss) on securities
    available for sale                                                               566,000                       566,000

Purchase of treasury
    stock                                                                                         (573,000)       (573,000)

Common stock options
    exercised                                             (84,000)                                 214,000         130,000
                            ----------  -----------   -----------  ------------   ----------   -----------   -------------

Balance at
    March 31, 1995          11,954,453  $29,886,000   $32,247,000  $124,788,000   $  123,000   ($3,705,000)   $183,339,000
                            ==========  ===========   ===========  ============   ==========   ===========   =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                           Three Months Ended
                                                                 March 31
                                                       ---------------------------
                                                            1995          1994
                                                       ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 11,493,000   $  9,990,000

INVESTING ACTIVITIES
 Proceeds from maturities and calls of
  investment securities                                   4,305,000     39,896,000
 Purchases of investment securities                                    (16,591,000)
 Proceeds from sales of securities
  available for sale                                                       238,000
 Proceeds from maturities and calls of
  securities available for sale                          16,973,000        273,000
 Purchases of securities available for sale              (5,011,000)      (298,000)
 Net purchase of bank premises and equipment               (268,000)    (1,618,000
 Changes in:
  Loans                                                  (1,202,000)   (20,631,000)
                                                       ------------   ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                14,797,000      1,269,000
                                                       ------------   ------------

FINANCING ACTIVITIES
 Cash dividends paid                                     (3,427,000)    (3,095,000)
 Acquisition of treasury stock                             (573,000)
 Proceeds from exercise of stock options                    130,000        172,000
 Repayment of long-term borrowings                      (40,072,000)
 Proceeds from long-term borrowings                                      5,000,000
 Changes in:
  Deposits                                               39,225,000      4,722,000
  Federal funds purchased and securities
   sold under agreements to repurchase                   (2,749,000)    35,413,000
                                                       ------------   ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (7,466,000)    42,212,000
                                                       ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                    18,824,000     53,471,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           82,763,000     60,850,000
                                                       ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $101,587,000   $114,321,000
                                                       ============   ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UNITED BANKSHARES, INC. AND SUBSIDIARIES


1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information does not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1994 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

Effective January 1, 1995, United adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan, "(SFAS No.
114)" which was amended by Statement No. 118 and is effective for fiscal years beginning after December 15, 1994. Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material impact on the allowance for loan losses.


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

UNITED BANKSHARES, INC. AND SUBSIDIARIES


3.  SECURITIES AVAILABLE FOR SALE

The book and estimated fair value of securities available for sale at March 31, 1995, by contractual maturity are as follows:


                                                              Estimated
                                                   Book          Fair
                                                  Value         Value
                                               ------------  ------------
     Due in one year or less                   $ 53,828,000  $ 53,859,000
     Due after one year through five years       42,523,000    42,588,000
     Due after five years through ten years         899,000       902,000
     Due after ten years                          8,320,000     8,073,000
     Marketable equity securities                 1,679,000     2,016,000
                                               ------------  ------------

         Total                                 $107,249,000  $107,438,000
                                               ============  ============

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                March 31, 1995
                             ----------------------------------------------------
                                              Gross       Gross       Estimated
                               Amortized    Unrealized  Unrealized      Fair
                                 Cost         Gains       Losses        Value
                             -------------  ----------  ----------  -------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                  $ 96,210,000    $358,000    $261,000   $ 96,307,000

Marketable equity
securities                       1,679,000     398,000      61,000      2,016,000

Other                            9,360,000       3,000     248,000      9,115,000
                              ------------    --------    --------   ------------
Total                         $107,249,000    $759,000    $570,000   $107,438,000
                              ============    ========    ========   ============

At March 31, 1995, the cumulative net unrealized holding gain on available for sale securities resulted in an increase of $123,000 to shareholders' equity.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


3.  SECURITIES AVAILABLE FOR SALE - continued

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
                                               ============  ============

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                               December 31, 1994
                             -----------------------------------------------------
                                              Gross        Gross       Estimated
                               Amortized    Unrealized  Unrealized       Fair
                                 Cost         Gains       Losses         Value
                             -------------  ----------  -----------  -------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                  $103,292,000    $127,000   $  774,000   $102,645,000

Marketable equity
securities                       1,529,000     293,000       25,000      1,797,000

Other                           13,898,000       2,000      305,000     13,595,000
                              ------------    --------   ----------   ------------
Total                         $118,719,000    $422,000   $1,104,000   $118,037,000
                              ============    ========   ==========   ============

UNITED BANKSHARES, INC. AND SUBSIDIARIES


4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                March 31, 1995
                             ----------------------------------------------------
                                              Gross        Gross      Estimated
                              Amortized    Unrealized   Unrealized       Fair
                                 Cost         Gains       Losses        Value
                             ------------  -----------  -----------  ------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                 $ 85,483,000   $  248,000   $2,135,000  $ 83,596,000

State and political
subdivisions                   51,310,000    1,457,000      209,000    52,558,000

Mortgage-backed
securities                     94,571,000       50,000    4,483,000    90,138,000

Other                           7,025,000                    26,000     6,999,000
                             ------------   ----------   ----------  ------------
Total                        $238,389,000   $1,755,000   $6,853,000  $233,291,000
                             ============   ==========   ==========  ============

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                              December 31, 1994
                             ----------------------------------------------------

                                              Gross        Gross      Estimated
                              Amortized    Unrealized   Unrealized       Fair
                                 Cost         Gains       Losses        Value
                             ------------  -----------  -----------  ------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                 $ 84,843,000   $   66,000  $ 3,438,000  $ 81,471,000

State and political
subdivisions                   53,297,000      971,000    1,076,000    53,192,000

Mortgage-backed
securities                     97,644,000                 7,805,000    89,839,000

Other                           7,062,000                   103,000     6,959,000
                             ------------   ----------  -----------  ------------
Total                        $242,846,000   $1,037,000  $12,422,000  $231,461,000
                             ============   ==========  ===========  ============

UNITED BANKSHARES, INC. AND SUBSIDIARIES


4.  INVESTMENT SECURITIES - continued

The amortized cost and estimated fair value of debt securities at March 31, 1995, and December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      March 31, 1995
                                -----------------------------
                                                  Estimated
                                     Book           Fair
                                     Value          Value
                                 -------------  -------------
Due in one year or less           $ 16,958,000   $ 17,024,000

Due after one year through
five years                         133,736,000    131,921,000

Due after five years
through ten years                   35,497,000     34,446,000

Due after ten years                 52,198,000     49,900,000
                                  ------------   ------------
Total                             $238,389,000   $233,291,000
                                  ============   ============

The table above includes $94,571,000 of mortgage-backed securities with an estimated market value of $90,138,000. Maturities of the mortgage-backed securities are based upon the estimated average life.

                                      December 31, 1994
                                 ----------------------------
                                                  Estimated
                                     Book           Fair
                                     Value          Value
                                 -------------  -------------
Due in one year or less           $ 11,317,000   $ 11,406,000

Due after one year through
five years                         140,685,000    136,281,000

Due after five years
through ten years                   36,565,000     33,994,000

Due after ten years                 54,279,000     49,780,000
                                  ------------   ------------
Total                             $242,846,000   $231,461,000
                                  ============   ============

The table above includes $97,644,000 of mortgage-backed securities with an estimated market value of $89,839,000. Maturities of the mortgage-backed securities are based upon the estimated average life.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


5.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                                               March 31   December 31
                                                                 1995        1994
                                                               --------   -----------
                                                                  (in thousands)
  Loans past due 90 days or more
   and still accruing interest                                   $2,569       $2,303
  Troubled debt restructurings                                        -            -
  Nonaccrual loans                                                3,935        3,733
                                                                 ------     --------

                                                                 $6,504       $6,036
                                                                 ======     ========

For purposes of the above disclosure, the following definition has been established by management:

    Troubled Debt Restructurings--Loans for which original terms have been modified in response to financial difficulties of the borrower. There were no troubled debt restructured loans at March 31, 1995 or December 31, 1994.

6.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:

                                          Three Months Ended
                                               March 31,
                                         ---------------------
                                            1995        1994
                                         --------    ---------
                                            (in thousands)
Balance at beginning of
  period                                   $20,008     $19,015
Provision charged to expense                   450         450
                                           -------     -------
                                            20,458      19,465

Loans charged-off                             (439)       (348)
Less recoveries                                139         169
                                           -------     -------

Net Charge-offs                               (300)       (179)
                                           -------     -------

Balance at end of period                   $20,158     $19,286
                                           =======     =======

UNITED BANKSHARES, INC. AND SUBSIDIARIES


Effective January 1, 1995, United adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No.
114). As a result of applying the new rules prescribed by SFAS No. 114, certain loans are being reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At the time of adoption of SFAS No. 114, United had approximately $8,000,000 of loans which were considered impaired in accordance with the guidelines as prescribed by SFAS No. 114. Under SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (contractual interest and principal) according to the contractual terms of the loan agreement. The adoption of SFAS No. 114 did not have a material impact on the allowance for loan losses.

At March 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7,929,000 (of which $3,449,000 were on a nonaccrual basis). Included in this amount is $5,889,000 of impaired loans for which the related allowance for credit losses is $3,044,000 and $2,040,000 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. The average recorded investment in impaired loans during the quarter ended March 31, 1995 was approximately $7,533,000. For the three months ended March 31, 1995, United recognized interest income on those impaired loans of approximately $111,000, substantially all of which was recognized using the accrual method of income recognition.


7.  COMMITMENTS AND CONTINGENT LIABILITIES

There are outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $23,839,000 and $15,022,000 at March 31, 1995 and December 31, 1994,
respectively.

United and its subsidiaries are currently involved, in the normal course of business, in various legal proceedings. Management is vigorously pursuing all of its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved without material effect on financial position or results of operations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

   The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 1995, and March 31, 1994, with the interest rate earned or paid on such amount.

                                            Three Months Ended                 Three Months Ended
                                                 March 31                          March 31
                                                   1995                              1994
                                       -----------------------------   ------------------------------
(Dollars in                              Average                Avg.     Average                 Avg.
Thousands)                               Balance    Interest    Rate     Balance     Interest    Rate

ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                        $   15,418    $   237    6.23%   $    8,375    $    65    3.15%
  Investment Securities:
    Taxable                               302,681      4,621    6.11%      353,498      4,795    5.43%
    Tax-exempt (1)                         52,183      1,288    9.87%       52,765      1,372   10.40%
                                       ----------    -------    ----    ----------   --------   -----
              Total Securities            354,864      5,909    6.66%      406,263      6,167    6.07%
  Loans, net of unearned
    income (1) (2)                      1,295,547     27,967    8.75%    1,192,447     23,053    7.84%
  Allowance for possible loan
    losses                                (20,149)                         (19,169)
                                       ----------                       ----------
  Net loans                             1,275,398               8.89%    1,173,278               7.97%
                                       ----------                       ----------
Total earning assets                    1,645,680    $34,113    8.39%    1,587,916    $29,285    7.46%
                                                     -------    ----                 --------   -----
Other assets                              135,934                          134,265
                                       ----------                       ----------
                  TOTAL ASSETS         $1,781,614                       $1,722,181
                                       ==========                       ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits            $1,215,174    $11,123    3.71%   $1,200,662    $ 9,438    3.19%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings            76,139        854    4.55%       71,156        516    2.94%
  FHLB advances                            62,651        964    6.24%       36,257        430    4.81%
                                       ----------    -------    ----    ----------   --------   -----
Total Interest-Bearing Funds            1,353,964     12,941    3.88%    1,308,075     10,384    3.22%
                                                     -------    ----                 --------   -----
  Demand deposits                         224,920                          224,270
  Accrued expenses and other
    liabilities                            19,747                           15,300
                                       ----------                       ----------
           TOTAL LIABILITIES            1,598,631                        1,547,645
Shareholders' Equity                      182,983                          174,536
                                       ----------                       ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $1,781,614                       $1,722,181
                                       ==========                       ==========

NET INTEREST INCOME                                  $21,172                          $18,901
                                                     =======                         ========

INTEREST SPREAD                                                 4.51%                            4.24%

NET INTEREST MARGIN                                             5.20%                            4.81%


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


EARNINGS SUMMARY

Net income for the first quarter of 1995 was a record $6.90 million or $.58 per share compared to $6.09 million or $.51 per share for the first quarter of 1994. This represents a 13.18% increase in net income and a 13.73% increase in earnings per share. United's annualized return on average assets of 1.55% and return on average shareholders' equity of 15.29% both compare excellently with regional and national peer groups.

United has strong core earnings driven by a net interest margin of 5.20% for the first three months of 1995. Net interest income increased 12.55% and remained strong and showed improvement for the first three months of 1995 as compared to the same period for 1994. The provision for possible loan losses remained level when comparing the first three months of 1995 to the first three months of 1994 due to excellent asset quality and very low charge-offs.

Noninterest income decreased 2.52% for the first quarter of 1995 when compared to the first three months of 1994. This overall decrease in noninterest income is primarily attributed to a decrease in gains on security transactions. Other income before security transactions was flat when compared to the first quarter of 1994. Noninterest expenses increased 8.31% for the first quarter. This increase was due to merger and reengineering expenses. Management's cost containment efforts have continued to be successful in controlling core noninterest expenses. Income taxes were higher for the first quarter than for the same periods of 1994, with an effective tax rates of 34.2% as compared to 34.1% for first quarter of 1994.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income strengthened and improved in the first quarter of 1995, when compared to the same period of 1994. The net interest margin is the main factor in United's profitability momentum. Net interest income before the provision for possible loan losses increased $2,277,000 or 12.55% the first quarter of 1995 as compared to the first quarter of 1994. The increase is largely due to the repricing of variable rate loans at higher interest rates. United's tax-equivalent net interest margin rose from 4.81% in the first quarter of 1994 to 5.20% in the first quarter of 1995. Additionally, the tax-equivalent net interest margin showed an improvement over that achieved for the year ended December 31, 1994 of 4.97%. The combination of an improved net interest spread and moderate increases in rates on interest-bearing deposits compared to the first three months of 1994 have helped United generate a stronger interest margin.


PROVISION FOR POSSIBLE LOAN LOSSES

For both of the quarters ended March 31, 1995 and 1994, the provision for possible loan losses was $450,000. The allowance for possible loan losses as a percentage of loans, net of unearned income, held at 1.6% at March 31, 1995, as compared to December 31, 1994, and March 31, 1994.

Credit quality is another major factor in United's excellent profitability. United's continued improvement in credit quality is evidenced by the low level of nonperforming assets at the end of the first quarter of 1995. Charge-offs exceeded recoveries during the first quarter of 1995 resulting in net charge-offs of $300,000 while net charge-offs for the first quarter of 1994 were $179,000. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, remained flat during the first quarter of 1995 since year end 1994. In the first three months of 1995, management modestly increased the allowance for loan losses due to: (i) the continued improvement of credit quality; (ii) the increased coverage ratio of both nonperforming loans and nonperforming assets; and (iii) the building of the allowance as a percentage of loans to a strong level and closer to national peer group levels.

Nonperforming loans were $6,504,000 at March 31, 1995 and $6,036,000 at year-end 1994. Nonperforming loans, as a percentage of loans, net of unearned income, increased from 0.47% to 0.50% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $266,000 or 11.55% during the first quarter of 1995; while nonaccrual loans increased $202,000 or 5.41% since year-end 1994. Even with the slight increase, in nonperforming loans, total nonperforming assets represented less than 0.43% of total assets at the end of the first quarter, which is approximately one-half of the national peer levels.

As of March 31, 1995, the ratio of the allowance for loan losses to nonperforming loans was 309.9% as compared to 331.5% as of December 31, 1994. Accordingly, management believes that the allowance for loan losses of $20,158,000 as of March 31, 1995, is adequate to provide for potential losses on existing loans based on information currently available.

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


OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Management's emphasis on improving noninterest income continues. The decrease realized in total noninterest income for the first quarter of 1995, was insignificant. Other income, excluding securities gains, increased slightly over the first quarter of 1994. As evidenced by the Unaudited Condensed Consolidated Statement of Cash Flows included elsewhere herein, the volume of securities sold was insignificant in both periods.

The slight decrease in noninterest income was in the areas of trust income and fees from customer accounts for which a fee is charged. Trust income declined from the first quarter of 1994 by 5.35%.

OTHER EXPENSES

Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Other expenses increased $969,000 or 8.31% to $12,636,000 in the first quarter of 1995 as compared to $11,667,000 for the first quarter of 1994. The increase for the first quarter resulted primarily from merger expenses related to the recently announced acquisition and expenses related to a reengineering study.

Total salaries and benefits remained identical for the first quarter of 1995 when compared to the same periods of 1994. In addition, net occupancy expense increased only $81,000 or 7.33% when compared to the first quarter of 1994.

Other expenses increased $888,000 or 17.87% for the first quarter of 1995 as compared to the same period of 1994. The increase in other expenses for the three month period relates primarily to nonrecurring expenses.

INCOME TAXES

Income tax expense for the three months ended March 31, 1995 and 1994 was $3,582,000 and $3,158,000, respectively. This increases of 13.41% for the quarter is the result of increased pretax income, decreased tax-exempt income and increased statutory federal tax rates. United's effective tax rate was 34.2% for the first quarter of 1995 compared to 34.1% for the first quarter of 1994.

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

A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table contained herein, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $140,964,000 or 8.44% of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh
(FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Additionally, United uses certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. At March 31, 1995, the total notional amount of interest rate swaps in effect was only $50 million. The current maturity of the swap portfolio is one year and ten months. During the first quarter of 1995, interest rate swaps reduced net interest income by $196,000 as compared to an increase of $101,000 for the same period in 1994.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of March 31, 1995:

Interest Rate Sensitivity Gap

                                                      Days
                                          ------------------------------         Total         1 - 5         Over 5
                                            0 - 90     91 - 180    181 - 365    One Year       Years          Years        Total
                                          ---------   ----------   ---------   ----------     --------      ----------    --------
                                                                                 (In Thousands)
ASSETS
Interest-Earning Assets:
  Federal funds sold and
    securities purchased under
    agreements to resell and
    other short-term
    investments                           $  26,425                             $  26,425                                 $  26,425
  Investment and Marketable
     Equity Securities:
       Taxable                               20,859   $    6,110   $  49,574       76,543       $ 155,571   $   61,725      293,839
       Tax-exempt                             2,956        4,767       3,899       11,622          19,267       21,099       51,988
  Loans, net of unearned
     income                                 542,875       74,161     123,733      740,769         329,909      227,660    1,298,338
                                          ---------   ----------   ---------   ----------       ---------   ----------   ----------

Total Interest-Earning
  Assets                                  $ 593,115   $   85,038   $ 177,206   $  855,359       $ 504,747   $  310,484   $1,670,590
                                          =========   ==========   =========   ==========       =========   ==========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                              $ 647,784                            $  647,784                                 $ 647,784
  Time deposits of
    $100,000 & over                          26,728   $    9,520   $  19,500       55,748       $  23,481                    79,229
  Other time deposits                       110,006      114,636     103,433      328,075         187,303   $    1,917      517,295
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                               69,060                                69,060                                    69,060
  FHLB advances                              43,900                                43,900                                    43,900
                                          ---------   ----------   ---------   ----------       ---------   ----------   ----------

Total Interest-Bearing
  Funds                                   $ 897,478   $  124,156   $ 122,933   $1,144,567       $ 210,784   $    1,917   $1,357,268
                                          =========   ==========   =========   ==========       =========   ==========   ==========

Interest Sensitivity
  Gap                                     $(304,363)  $  (39,118)  $  54,273   $ (289,208)      $ 293,963   $  308,567   $  313,322
                                          =========   ==========   =========   ==========       =========   ==========   ==========

Cumulative Gap                            $(304,363)  $ (343,481)  $(289,208)  $ (289,208)      $   4,755   $  313,322   $  313,322
                                          =========   ==========   =========   ==========       =========   ==========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                             -18.22%      -20.56%     -17.31%     - 17.31%           0.28%       18.76%       18.76%


Management
  Adjustments                               600,215      (40,015)    (80,028)     480,172        (480,172)                        0
Off-Balance
  Sheet Activities                          (50,000)                              (50,000)                                  (50,000)
                                          ---------   ----------   ---------   ----------       ---------   ----------   ----------

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                              $ 245,852   $  166,719   $ 140,964   $  140,964       $ (45,245)  $  263,322   $  263,322
                                          =========   ==========   =========   ==========       =========   ==========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                              14.72%        9.98%       8.44%        8.44%          -2.71%       15.76%       15.76%




UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of December 31, 1994:

Interest Rate Sensitivity Gap
                                                         Days
                                          ---------------------------------     Total             1 - 5       Over 5
                                           0 - 90      91 - 180    181 - 365   One Year           Years        Years         Total
                                          ---------   ----------   ---------   ----------       ---------   ----------     ---------
                                                                          (In Thousands)
ASSETS
Interest-Earning Assets:
  Investment and Marketable
     Equity Securities:
       Taxable                            $  25,472   $   10,673   $  45,222   $   81,367       $ 162,115   $   64,782   $  308,264
       Tax-exempt                             1,440        2,953       5,883       10,276          21,379       20,964       52,619
  Loans, net of unearned
     income                                 527,711       81,089     129,862      738,662         409,341      149,074    1,297,077
                                          ---------   ----------   ---------   ----------       ---------   ----------   ----------

Total Interest-Earning
  Assets                                  $ 554,623   $   94,715   $ 180,967   $  830,305       $ 592,835   $  234,820   $1,657,960
                                          =========   ==========   =========   ==========       =========   ==========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                              $ 658,187                            $  658,187                                 $ 658,187
  Time deposits of
    $100,000 & over                          22,654   $   13,875   $  11,504       48,033       $  27,565                    75,598
  Other time deposits                       114,102       91,208      81,641      286,951         169,525                   456,476
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                               71,809                                71,809                                    71,809
  FHLB advances                              73,972       10,000                   83,972                                    83,972
                                          ---------   ----------   ---------   ----------       ---------   ----------   ----------

Total Interest-Bearing
  Funds                                   $ 940,724   $  115,083   $  93,145   $1,148,952       $ 197,090                $1,346,042
                                          =========   ==========   =========   ==========       =========   =========    ==========

Interest Sensitivity
  Gap                                     $(386,101)  $  (20,368)  $  87,822   $ (318,647)      $ 395,745   $  234,820   $  311,918
                                          =========   ==========   =========   ==========       =========   ==========   ==========

Cumulative Gap                            $(386,101)  $ (406,469)  $(318,647)  $ (318,647)      $  77,098   $  311,918   $  311,918
                                          =========   ==========   =========   ==========       =========   ==========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                             -23.29%      -24.52%      19.22%     - 19.22%           4.65%       18.81%       18.81%


Management
  Adjustments                               616,828      (41,121)    (82,244)     493,463        (493,463)                        0

Off-Balance
  Sheet Activities                          (50,000)                              (50,000)                                  (50,000)
                                          ---------   ----------   ---------   ----------       ---------   ----------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                              $ 180,727   $  119,238   $ 124,816   $  124,816       $  27,098   $  261,918   $  261,918
                                          =========   ==========   =========   ==========       =========   ==========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                              10.90%        7.19%       7.53%        7.53%           1.63%       15.80%       15.80%


For the three months ended March 31, 1995, United generated $11,493,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $14,797,000 was provided by investing activities which was primarily due to the proceeds from maturities and calls of securities not being reinvested into the investment portfolio. Uses of cash and cash equivalents during the first three months were used by financing activities totaling $7,466,000, which were largely comprised of repayments of $40,072,000 of FHLB advances which were partially offset by increases in deposits. The net effect of this activity was an increase in cash and cash equivalents of $18,824,000 for the first three months of 1995.

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

Total shareholders' equity increased to $183,339,000 which is an increase of 2.00% from December 31, 1994. United's equity to assets ratio was 10.23% at March 31, 1995 and 10.05% at December 31, 1994. Capital and reserves to total assets increased from 11.17% at December 31, 1994, to 11.35% at March 31, 1995.

The first quarter dividend of $.29 per common share represents an increase of 11.5% over the first quarter of 1994. Total cash dividends paid were $3,427,000 for the first quarter of 1995, an increase of 10.69% over the comparable period in 1994.

United's risk-based capital ratios of 15.74% at March 31, 1995 and 15.52% at December 31, 1994, are both considerably in excess of the current requirement of 8.00%. Total risk-based capital at March 31, 1995 and December 31, 1994 of $188,193,000 and $184,595,000, respectively, exceeded the regulatory minimum requirement by $92,527,000 and $89,470,000, respectively. United's Tier I capital ratios are comparable to its total risk-based capital ratios and are well above regulatory minimum requirements.

As a bank holding company, United is permitted by Regulation Y of the Federal Reserve Board, under certain circumstances, to purchase up to 10% of its common stock as treasury stock without obtaining prior approval of the Federal Reserve Board. Total treasury shares as of March 31, 1995, amounted to 152,770 shares at a cost of $3,705,000. It is management's intention to purchase treasury stock whenever it is beneficial to United based on such factors as cash dividends, timing and stock availability.