Form 10-Q
period 1995-06-30
UNITED BANKSHARES INC/WV
filed 1995-08-14
CIK 729986

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         ---------------------------

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 1995

                       Commission File Number: 0-13322



                           United Bankshares, Inc.
                           -----------------------
            (Exact name of registrant as specified in its charter)


       West Virginia                                        55-0641179
       -------------                                        ----------
(State or other jurisdictio                              (I.R.S. Employer
incorporation or organization)                          Identification No.)

   300 United Center
   500 Virginia Street, East
   Charleston, West Virginia                                     25301
   -------------------------                                     -----
(Address of Principal Executive Offices)                       Zip Code


Registrant's Telephone Number,
  including Area Code:                                      (304) 424-8761
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

Class--Common Stock, $2.50 Par Value; 11,954,453 shares outstanding as of July 31, 1995.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                  FORM 10-Q


                              TABLE OF CONTENTS
                                                            Page
                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------


Item 1. Financial Statements
-----------------------------------------------------------------


  Consolidated Balance Sheets (Unaudited)
  June 30, 1995 and December 31, 1994 .........................6

  Consolidated Statements of Income (Unaudited) for the
  Three Months and Six Months Ended June 30, 1995 and 1994 ....7

  Consolidated Statement of Changes in Shareholders'
  Equity (Unaudited) for the Six Months Ended
  June 30, 1995 ...............................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months Ended June 30, 1995 and 1994 .............9

  Notes to Consolidated Financial Statements .................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................19

PART II.  OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings..........................Not Applicable
-------------------------


Item 2. Changes in Securities......................Not Applicable
-----------------------------


Item 3. Defaults Upon Senior Securities ...........Not Applicable
---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                         TABLE OF CONTENTS--Continued

                                                            Page
                                                            ----



Item 4. Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on April 24, 1995.

    (b) Not applicable because: i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees were elected.
_________________________________________________________________

Item 5.  Other Information ........................Not Applicable
_________________________________________________________________

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________________________________


     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share.......29



     (b) Reports on Form 8-K - On July 21, 1995, United Bankshares, Inc. Board of Directors approved a plan to purchase up to a total of $15 million of the company's common stock on the open market. The timing, price, and quantity of any such purchases under the plan will be at the discretion of the company and the plan may be discontinued, suspended or restarted at any time. All prior plans have been discontinued.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     UNITED BANKSHARES, INC.
                                     -----------------------
                                           (Registrant)



Date  August 14, 1995                /s/ Richard M. Adams
    ---------------------          ---------------------------
                                   Richard M. Adams, Chairman of
                                   the Board and Chief Executive
Officer


Date  August 14, 1995               /s/ Steven E. Wilson
    ---------------------          ---------------------------
                                   Steven E. Wilson, Executive
                                   Vice President, Treasurer and
                                   Chief Financial Officer

                                      PART I

                               FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The June 30, 1995 and December 31, 1994, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months and six months ended June 30, 1995 and 1994, and the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 1995, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1994, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                          June 30         December 31
                                                            1995             1994
                                                       --------------  ---------------
ASSETS
   Cash and due from banks                             $   78,725,000   $   82,763,000
                                                       --------------   --------------
     Total cash and cash equivalents                       78 725,000       82,763,000
                                                       --------------   --------------

   Securities available for sale(at market)               101,023,000      118,037,000
   Investment securities(market value-$231,046,000
      at June 30, 1995 and $231,461,000 at
      December 31, 1994)                                  230,297,000      242,846,000
      Loans
        Commercial, financial, and agricultural           215,425,000      208,491,000
        Real estate:
          Single family residential                       539,464,000      527,434,000
          Commercial                                      302,036,000      300,679,000
          Construction                                     14,088,000       16,919,000
          Other                                            14,378,000       14,706,000
        Installment                                       234,104,000      233,866,000
                                                       --------------   --------------
                                                        1,319,495,000    1,302,095,000
        Less: Unearned income                              (4,508,000)      (5,018,000)
              Allowance for loan losses                   (20,079,000)     (20,008,000)
                                                       --------------   --------------
                Net loans                               1,294,908,000    1,277,069,000
                                                       --------------   --------------
        Bank premises and equipment                        30,170,000       30,769,000
        Interest receivable                                11,353,000       10,943,000
        Other assets                                       23,730,000       25,214,000
                                                       --------------   --------------

                                 TOTAL ASSETS          $1,770,206,000   $1,787,641,000
                                                       ==============   ==============

LIABILITIES
        Domestic deposits
           Noninterest-bearing                         $  227,776,000   $  244,591,000
           Interest-bearing                             1,208,557,000    1,190,261,000
                                                       --------------   --------------

                 TOTAL DEPOSITS                         1,436,333,000    1,434,852,000
        Short-term borrowings
           Federal funds purchased                         19,718,000        4,582,000
           Securities sold under agreements
              to repurchase                                73,209,000       67,227,000
           Federal Home Loan Bank borrowings               33,900,000       83,972,000
           Accrued expenses and other liabilities          19,504,000       17,262,000
                                                       --------------   --------------

                            TOTAL LIABILITIES           1,582,664,000    1,607,895,000

SHAREHOLDERS' EQUITY
           Common stock, $2.50 par value;
               Authorized-20,000,000 shares; issued and
               outstanding-11,954,453 at June 30, 1995 and
               December 31, 1994, including 146,020 and
               137,520 shares in treasury at June 30, 1995
               and December 31, 1994, respectively         29,886,000       29,886,000
           Surplus                                         32,176,000       32,331,000
           Retained earnings                              128,408,000      121,318,000
           Net unrealized holding gain (loss) on
               securities available for sale                  613,000         (443,000)
           Treasury stock                                  (3,541,000)      (3,346,000)
                                                       --------------   --------------

                   TOTAL SHAREHOLDERS' EQUITY             187,542,000      179,746,000
                                                       --------------   --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,770,206,000   $1,787,641,000
                                                       ==============   ==============

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                             Three Months Ended                            Six Months Ended
                                                                 June 30                                       June 30
                                                       -------------------------------             ---------------------------------
                                                             1995            1994                     1995                  1994
                                                       --------------   --------------             -----------           -----------
INTEREST INCOME
        Interest and fees on loans                     $   28,539,000   $   23,885,000             $56,211,000           $46,635,000
        Interest on federal funds sold                        120,000           52,000                 357,000               117,000
        Interest and dividends on securities:
          Taxable                                           4,445,000        4,690,000               9,040,000             9,485,000
          Exempt from federal taxes                           779,000          874,000               1,616,000             1,766,000
        Other interest income                                  28,000           29,000                  54,000                60,000
                                                       --------------   --------------             -----------           -----------
                        TOTAL INTEREST INCOME              33,911,000       29,530,000              67,278,000            58,063,000
                                                       --------------   --------------             -----------           -----------
INTEREST EXPENSE
        Interest on deposits                               12,174,000        9,420,000              23,297,000            18,852,000
        Interest on short-term borrowings                   1,005,000          555,000               1,853,000             1,070,000
        Interest on long-term borrowings                      556,000          561,000               1,526,000               998,000
                                                       --------------   --------------             -----------           -----------
                       TOTAL INTEREST EXPENSE              13,735,000       10,536,000              26,676,000            20,920,000
                                                       --------------   --------------             -----------           -----------
                          NET INTEREST INCOME              20,176,000       18,994,000              40,602,000            37,143,000
PROVISION FOR POSSIBLE LOAN LOSSES                            475,000          468,000                 925,000               918,000
                                                       --------------   --------------             -----------           -----------
 NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                                 19,701,000       18,526,000              39,677,000            36,225,000
                                                       --------------   --------------             -----------           -----------
OTHER INCOME
        Trust department income                               794,000          712,000               1,573,000             1,535,000
        Other charges, commissions, and fees                2,287,000        2,083,000               4,484,000             4,157,000
        Other income                                          134,000          134,000                 297,000               350,000
        Investment securities gains                                             45,000                                       152,000
                                                       --------------   --------------             -----------           -----------
                           TOTAL OTHER INCOME               3,215,000        2,974,000               6,354,000             6,194,000
                                                       --------------   --------------             -----------           -----------
OTHER EXPENSES
        Salaries and employee benefits                      5,532,000        5,527,000              11,122,000            11,118,000
        Net occupancy expense                               1,280,000        1,230,000               2,470,000             2,338,000
        Other expense                                       5,330,000        5,131,000              11,186,000            10,099,000
                                                       --------------   --------------             -----------           -----------
                         TOTAL OTHER EXPENSES              12,142,000       11,888,000              24,778,000            23,555,000
                                                       --------------   --------------             -----------           -----------
                   INCOME BEFORE INCOME TAXES              10,774,000        9,612,000              21,253,000            18,864,000
INCOME TAXES                                                3,732,000        3,402,000               7,314,000             6,560,000
                                                       --------------   --------------             -----------           -----------
                                   NET INCOME          $    7,042,000   $    6,210,000             $13,939,000           $12,304,000
                                                       ==============   ==============             ===========           ===========

Earnings per common share                                       $0.59            $0.52                   $1.17                 $1.03

Dividends per share                                             $0.29            $0.26                   $0.58                 $0.52

Average outstanding shares                                 11,805,713       11,941,533              11,807,375            11,935,703


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES






                                                            Six Months Ended June 30, 1995
                            ----------------------------------------------------------------------------------------------
                                                                                     Net
                                                                                  Unrealized
                                 Common Stock                                       Gain on
                            -----------------------                               Securities                   Total
                                            Par                     Retained      Available     Treasury    Shareholders'
                              Shares       Value       Surplus      Earnings      for Sale       Stock         Equity
                            ----------  -----------  -----------  -------------  -----------  ------------  --------------
Balance at
    January 1, 1995         11,954,453  $29,886,000  $32,331,000  $121,318,000    ($443,000)  ($3,346,000)   $179,746,000

Net Income                                                          13,939,000                                 13,939,000

Cash dividends
    ($.58 per share)                                                (6,849,000)                                (6,849,000)

Net change in
  unrealized gain/
    (loss) on securities
    available for sale                                                            1,056,000                     1,056,000

Purchase of treasury
    stock                                                                                        (573,000)       (573,000)

Common stock options
    exercised                                           (155,000)                                 378,000         223,000
                            ----------  -----------  -----------  ------------   ----------   -----------    ------------

Balance at
    June 30, 1995           11,954,453  $29,886,000  $32,176,000  $128,408,000   $  613,000   ($3,541,000)   $187,542,000
                            ==========  ===========  ===========  ============   ==========   ===========   =============

See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                                                   Six Months Ended
                                                                                        June 30
                                                                             ---------------------------
                                                                                  1995          1994
                                                                             ------------   ------------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 15,893,000   $ 15,926,000

INVESTING ACTIVITIES
 Proceeds from maturities and calls of
   investment securities                                                       12,292,000     50,038,000
 Purchase of investment securities                                                           (40,977,000)
 Proceeds from sales of securities
   available for sale                                                                         10,444,000
 Proceeds from maturities and calls of
   securities available for sale                                               28,648,000
 Purchases of securities available for sale                                    (9,011,000)    (1,588,000)
 Net purchase of bank premises and equipment                                     (633,000)    (2,091,000)
 Changes in:
   Loans                                                                      (16,555,000)   (52,930,000)
                                                                             ------------   ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            14,741,000    (16,542,000)
                                                                             ------------   ------------

FINANCING ACTIVITIES
 Cash dividends paid                                                           (6,849,000)    (6,195,000)
 Acquisition of treasury stock                                                   (573,000)
 Proceeds from exercise of stock options                                          223,000        232,000
 Repayment of long-term borrowings                                            (50,072,000)
 Proceeds from long-term borrowings                                                           15,920,000
 Changes in:
    Deposits                                                                    1,481,000     10,738,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                      21,118,000     (2,060,000)
                                                                             ------------   ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (34,672,000)    18,635,000
                                                                             ------------   ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (4,038,000)    18,019,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               82,763,000     60,850,000
                                                                             ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 78,725,000   $ 78,869,000
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

Effective January 1, 1995, United adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan, "(SFAS No.
114)" which was amended by Statement No. 118 and is effective for fiscal years beginning after December 15, 1994. Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was not based on discounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material impact on the allowance for loan losses.


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

UNITED BANKSHARES, INC. AND SUBSIDIARIES


3.  SECURITIES AVAILABLE FOR SALE

The book and estimated fair value of securities available for sale at June 30, 1995, by contractual maturity are as follows:



                                                Estimated
                                                   Book          Fair
                                                  Value         Value
                                               ------------  ------------
     Due in one year or less                   $ 51,062,000  $ 51,093,000
     Due after one year through five years       37,545,000    38,088,000
     Due after five years through ten years         870,000       872,000
     Due after ten years                          8,320,000     8,106,000
     Marketable equity securities                 2,283,000     2,864,000
                                               ------------  ------------

         Total                                 $100,080,000  $101,023,000
                                               ============  ============


The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                               June 30, 1995
                            ---------------------------------------------------


                                             Gross       Gross       Estimated
                              Amortized    Unrealized  Unrealized      Fair
                                Cost         Gains       Losses        Value
                            -------------  ----------  ----------  -------------

U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                 $ 88,467,000  $  677,000    $105,000   $ 89,039,000

Marketable equity
securities                      2,283,000     637,000      56,000      2,864,000

Other                           9,330,000       3,000     213,000      9,120,000
                             ------------  ----------    --------   ------------
Total                        $100,080,000  $1,317,000    $374,000   $101,023,000
                             ============  ==========    ========   ============

At June 30, 1995, the cumulative net increase in the unrealized gains on securities available for sale increased shareholders' equity by $613,000.

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
                                               ============  ============


The amortized cost and estimated fair values of securities available for sale are summarized as follows:



                                               December 31, 1994
                             -----------------------------------------------------

                                              Gross        Gross       Estimated
                               Amortized    Unrealized  Unrealized       Fair
                                 Cost         Gains       Losses         Value
                             -------------  ----------  -----------  -------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                  $103,292,000    $127,000   $  774,000   $102,645,000

Marketable equity                                                        1,797,000
 securities                      1,529,000     293,000       25,000

Other                           13,898,000       2,000      305,000     13,595,000
                              ------------    --------   ----------   ------------
Total                         $118,719,000    $422,000   $1,104,000   $118,037,000
                              ============    ========   ==========   ============


UNITED BANKSHARES, INC. AND SUBSIDIARIES


4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized as follows:



                                                 June 30 1995
                             ----------------------------------------------------
                                              Gross        Gross      Estimated
                              Amortized    Unrealized   Unrealized       Fair
                                 Cost         Gains       Losses        Value
                             ------------  -----------  -----------  ------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                 $ 83,769,000   $  975,000  $   865,000  $ 83,879,000

State and political
 subdivisions                  48,364,000    1,852,000       70,000    50,146,000

Mortgage-backed
 securities                    91,181,000      276,000    1,438,000    90,019,000

Other                           6,983,000       21,000        2,000     7,002,000
                             ------------   ----------  -----------  ------------
Total                        $230,297,000   $3,124,000  $ 2,375,000  $231,046,000
                             ============   ==========  ===========  ============




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
                             ============   ==========  ===========  ============


UNITED BANKSHARES, INC. AND SUBSIDIARIES


4.  INVESTMENT SECURITIES - continued

The amortized cost and estimated fair value of debt securities at June 30, 1995, and December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of the mortgage-backed securities are based upon the estimated average life.


                                        June 30, 1995
                                  --------------------------
                                                 Estimated
                                      Book          Fair
                                     Value         Value
                                  ------------  ------------

    Due in one year or less       $ 30,652,000  $ 30,664,000

    Due after one year through
     five years                    115,582,000   116,381,000

    Due after five years
     through ten years              34,658,000    34,911,000

    Due after ten years             49,405,000    49,090,000
                                  ------------  ------------
    Total                         $230,297,000  $231,046,000
                                  ============  ============


The table above includes $91,181,000 of mortgage-backed securities with an estimated market value of $90,019,000.


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

UNITED BANKSHARES, INC. AND SUBSIDIARIES


5.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                                                   June 30  December 31
                                                                    1995       1994
                                                                   -------  -----------
                                                                      (in thousands)
    Loans past due 90 days or more
      and still accruing interest                                   $3,559       $2,303
    Troubled debt restructurings                                         -            -
    Nonaccrual loans                                                 4,627        3,733
                                                                    ------       ------
                                                                    $8,186       $6,036
                                                                    ======       ======

For purposes of the above disclosure, the following definition has been established by management:

Troubled Debt Restructurings--Loans for which original terms have been modified in response to financial difficulties of the borrower. There were no troubled debt restructured loans at June 30, 1995 or December 31, 1994.


6.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:


                                           Three Months Ended      Six Months Ended
                                                June 30                June 30
                                          --------------------   ----------------
                                             1995       1994      1995      1994
                                           -------     -------   -------   -------
                                                       (in thousands)
Balance at beginning of
  period                                   $20,157     $19,286   $20,008   $19,015
Provision charged to expense                   475         468       925       918
                                           -------     -------   -------   -------
                                            20,632      19,754    20,933    19,933

Loans charged-off                             (721)       (506)   (1,160)     (854)
Less recoveries                                168         176       306       345
                                           -------     -------   -------   -------

Net Charge-offs                               (553)       (330)     (854)     (509)
                                           -------     -------   -------   -------

Balance at end of period                   $20,079     $19,424   $20,079   $19,424
                                           =======     =======   =======   =======

UNITED BANKSHARES, INC. AND SUBSIDIARIES


Effective January 1, 1995, United adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan, "(SFAS No.
114). As a result of applying the new rules prescribed by SFAS No. 114, certain loans are being reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At the time of adoption of SFAS No. 114, United had approximately $8,000,000 of loans which were considered impaired in accordance with the guidelines prescribed by SFAS No. 114. Under SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (contractual interest and principal) according to the contractual terms of the loan agreement. The adoption of SFAS No. 114 did not have a material impact on the allowance for loan losses.

At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $9,647,000 (of which $4,563,000 were on a nonaccrual basis). Included in this amount is $5,612,000 of impaired loans for which the related allowance for credit losses is $2,472,000 and $4,035,000 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. The average recorded investment in impaired loans during the quarter ended June 30, 1995 was approximately $9,061,000. For the six months ended June 30, 1995, United recognized interest income on those impaired loans of approximately $318,000, substantially all of which was recognized using the accrual method of income recognition.


7.  COMMITMENTS AND CONTINGENT LIABILITIES

There are outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $14,887,000 and $15,022,000 at June 30, 1995 and December 31, 1994,
respectively.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 1995, and June 30, 1994, with the interest rate earned or paid on such amount.


                                             Three Months Ended              Three Months Ended
                                                  June 30                        June 30
                                                   1995                            1994
                                       ------------------------------  ------------------------------
(Dollars in                              Average                Avg.     Average       Avg.
thousands)                               Balance    Interest    Rate     Balance     Interest    Rate
                                       -----------  ---------  ------  ------------  ---------  ------

ASSETS

Earning Assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                        $    7,951    $   120    6.10%   $    5,982    $    52    3.49%
  Investment securities:
    Taxable                               289,242      4,453    6.16%      348,041      4,719    5.42%
    Tax-exempt (1)                         49,173      1,228    9.99%       52,391      1,345   10.27%
                                       ----------    -------    ----    ----------   --------   -----
              Total securities            338,415      5,681    6.72%      400,432      6,064    6.06%
                                       ----------    -------    ----    ----------   --------   -----
  Loans, net of unearned
    income (1) (2)                      1,311,070     28,857    8.83%    1,216,428     24,178    7.97%
  Allowance for possible loan
    losses                                (20,215)                         (19,343)
                                       ----------                       ----------
  Net loans                             1,290,855               8.97%    1,197,085               8.10%
                                       ----------    -------    ----    ----------    -------   -----
Total earning assets                    1,637,221    $34,658    8.49%    1,603,499    $30,293    7.57%
                                       ----------               ----    ----------              -----
Other assets                              133,727                          137,599
                                       ----------                       ----------
                  TOTAL ASSETS         $1,770,948                       $1,741,098
                                       ==========                       ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits            $1,224,812    $12,174    3.99%   $1,199,917    $ 9,420    3.15%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings            85,152      1,009    4.75%       76,244        562    2.96%
  FHLB advances                            34,120        552    6.49%       43,439        554    5.12%
                                       ----------    -------    ----    ----------   --------   -----
Total interest-bearing funds            1,344,084     13,735    4.10%    1,319,600     10,536    3.20%
                                                     -------    ----                 --------   -----
  Demand deposits                         218,495                          228,243
  Accrued expenses and other
    liabilities                            21,392                           15,592
                                       ----------                       ----------
           TOTAL LIABILITIES            1,583,971                        1,563,435
Shareholders' equity                      186,977                          177,663
                                       ----------                       ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $1,770,948                       $1,741,098
                                       ==========                       ==========

NET INTEREST INCOME                                  $20,923                          $19,757
                                                     =======                         ========

INTEREST SPREAD                                                 4.39%                            4.37%

NET INTEREST MARGIN                                             5.12%                            4.94%

         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 1995, and June 30, 1994, with the interest rate earned or paid on such amount.

                                              Six Months Ended                Six Months Ended
                                                  June 30                          June 30
                                                   1995                             1994
                                        -----------------------------  -------------------------------
(Dollars in                              Average                Avg.     Average       Avg.
Thousands)                               Balance    Interest    Rate     Balance     Interest    Rate
                                       -----------  ---------  ------  ------------  ---------  ------

ASSETS

Earning Assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                        $   11,664    $   358   6.19%  $    6,788    $   117    3.48%
  Investment securities:
    Taxable                               295,925      9,074   6.13%     354,663      9,545    5.38%
    Tax-exempt (1)                         50,669      2,517   9.93%      52,646      2,716   10.32%
                                       ----------    -------   ----   ----------   --------   -----
              Total securities            346,594     11,591   6.69%     407,309     12,261    6.02%
                                       ----------    -------   ----   ----------   --------   -----
  Loans, net of unearned
    income (1) (2)                      1,303,351     56,823   8.79%   1,204,504     47,231    7.91%
  Allowance for possible loan
    losses                                (20,182)                       (19,256)
                                       ----------                     ----------
  Net loans                             1,283,169              8.93%   1,185,248               8.04%
                                       ----------    -------   ----   ----------   --------   -----
Total earning assets                    1,641,427    $68,772   8.44%   1,599,345    $59,609    7.50%
                                                     -------   ----                --------   -----
Other assets                              134,825                        136,683
                                       ----------                     ----------
                  TOTAL ASSETS         $1,776,252                     $1,736,028
                                       ==========                     ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits            $1,220,019    $23,297   3.85%  $1,200,287    $18,852    3.17%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings            80,671      1,863   4.66%      77,019      1,084    2.84%
  FHLB advances                            48,306      1,516   6.33%      39,786        984    4.99%
                                       ----------    -------   ----   ----------   --------   -----
Total interest-bearing funds            1,348,996     26,676   3.99%   1,317,092     20,920    3.20%
                                                     -------   ----                --------   -----
  Demand deposits                         221,690                        227,392
  Accrued expenses and other
    liabilities                            20,586                         15,447
                                       ----------                     ----------
             TOTAL LIABILITIES          1,591,272                      1,559,931
Shareholders' equity                      184,980                        176,097
                                       ----------                     ----------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY         $1,776,252                     $1,736,028
                                       ==========                     ==========

NET INTEREST INCOME                                  $42,096                        $38,689
                                                     =======                       ========

INTEREST SPREAD                                                4.45%                          4.30%

NET INTEREST MARGIN                                            5.16%                          4.87%

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


EARNINGS SUMMARY

Net income for the second quarter of 1995 was a record $7.04 million or $.59 per share compared to $6.21 million or $.52 per share for the second quarter of 1994. This represents a 13.37% increase in net income and a 13.46% increase in earnings per share. Net income per share for the first half of 1995 was $1.17, or a 13.59% increase over $1.03 for the first six months of 1994. Net income for the first half of 1995 was a record $13.94 million, which is a 13.33% increase over the $12.30 million earned in the same period of 1994. United's annualized return on average assets of 1.57% and return on average shareholders' equity of 15.20% are both near the top of its regional and national peer groups.

United has strong core earnings driven by a net interest margin of 5.16% for the first six months of 1995. Net interest income increased 9.31% and remained strong and showed improvement for the first six months of 1995 as compared to the same period for 1994. The provision for possible loan losses increased only slightly when comparing the first six months of 1995 to the first six months of 1994 due to continued excellent asset quality and low charge-offs. Noninterest income increased 8.10% and 2.58% for the second quarter and first half of 1995, respectively, when compared to the same periods of 1994. This overall increase in noninterest income is primarily attributed to an increase in trust commissions and other charges. Noninterest expenses increased 2.14% and 5.19% for the second quarter and first half of 1995, respectively. This increase was due to merger and reengineering expenses. Management's cost containment efforts have continued to be successful in controlling core noninterest expenses.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income strengthened and improved in the second quarter and first six months of 1995, when compared to the same period of 1994. The net interest margin is the key factor in United's profitability momentum. Net interest income before the provision for possible loan losses increased $1,182,000 or 6.22% and $3,459,000 or 9.31% for the second quarter and first six months of 1995 as compared to the second quarter and first six months of 1994, respectively. The increase is largely due to the repricing of variable rate loans at higher interest rates. United's tax-equivalent net interest margin rose from 4.94% in the second quarter of 1994 to 5.12% in the second quarter of 1995. Additionally, the margin increased from 4.87% to 5.16% when comparing the first half of 1994 to the same period of 1995. The net interest margin showed an improvement over that achieved for the year ended December 31, 1994 of 4.97%. The combination of an improved net interest spread and only moderate increases in rates on interest-bearing deposits compared to the first six months of 1994 have helped United generate a stronger interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

For the quarters ended June 30, 1995 and 1994, the provision for possible loan losses was $475,000 and $468,000, respectively, while the first six months total provisions were $925,000 for 1995 as compared to $918,000 for 1994. The allowance for possible loan losses as a percentage of loans, net of unearned income, was at 1.53% at June 30, 1995, as compared to 1.54% at December 31, 1994, and 1.58% at June 30, 1994.

Credit quality is another major factor in United's superior profitability. United's continued improvement in credit quality is evidenced by the low level of nonperforming assets at the end of the second quarter of 1995. Charge-offs exceeded recoveries during the second quarter of 1995 resulting in net charge-offs of $553,000. Net charge-offs during the first six months of 1995 and 1994
were $854,000 and $509,000, respectively.   Note 6 to the accompanying unaudited
consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, increased $16,649,000 during the second quarter of 1995 and have increased $16,555,000 since year end 1994. In the first six months of 1995, management made only a modest increase to the allowance for loan losses due to: (i) the continued high credit quality;
(ii) the adequacy of the coverage ratio of nonperforming loans; and (iii) the allowance as a percentage of loans is at a strong level and closer to national peer group levels.

Nonperforming loans were $8,186,000 at June 30, 1995 and $6,036,000 at year-end 1994. Nonperforming loans, as a percentage of loans, net of unearned income, increased from 0.47% to 0.62% respectively. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $1,256,000 or 54.54% during the first six months of 1995, while nonaccrual loans increased $894,000 or 23.95% since year-end 1994. Even with the increase in nonperforming loans, total nonperforming assets represented less than 0.46% of total assets at June 30, 1995, which approximates only one-half of the national peer levels.

As of June 30, 1995, the ratio of the allowance for loan losses to nonperforming loans was 245.3% as compared to 331.5% as of December 31, 1994. Accordingly, management believes that the allowance for loan losses of $20,079,000 as of June 30, 1995, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Management's emphasis on improving noninterest income continues. There was a modest increase realized in total noninterest income for the second quarter and first six months of 1995. As evidenced by the Unaudited Condensed Consolidated Statement of Cash Flows included elsewhere herein, the volume of securities sold was insignificant in both periods.

The slight increase in noninterest income was in the areas of trust income and fees from customer accounts for which a fee is charged. Trust income increased from the second quarter and first six months of 1994 by 11.52% and 2.48% respectively.

OTHER EXPENSES

Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Other expenses increased $254,000 or 2.14% to $12,142,000 in the second quarter of 1995 as compared to $11,888,000 for the second quarter of 1994. Other expenses were $24,778,000 for the first six months of 1995, which is a 5.19% increase from the $23,555,000 recorded for the first six months of 1994. The increase for the second quarter and first six months of 1995 resulted primarily from merger expenses related to the recently announced acquisition of First Commercial Bank, Arlington, Virginia and expenses related to a reengineering study.

Total salaries and benefits remained virtually identical for the second quarter and first six months of 1995 when compared to the same periods of 1994. In addition, net occupancy expense for the second quarter increased by only $50,000 or 4.07% when compared to the second quarter of 1994, the first six months increased by 132,000 or 5.65% when compared to the first six months of 1994. This was primarily due to a decrease in rental income on building office space.

Other expenses increased $199,000 or 3.88% for the second quarter of 1995 as compared to the same period of 1994, and 1,087,000 or 10.76% for the first half of 1995 when compared to the first six months of 1994. The increase in other expenses for the second quarter and six month period relates primarily to nonrecurring merger and reengineering expenses.

INCOME TAXES

Income tax expense for the three months ended June 30, 1995 and 1994 was $3,732,000 and $3,402,000, respectively. Income tax expense for the six months ended June 30, 1995 and 1994 was $7,314,000 and $6,560,000, respectively. These increases of 9.70% for the second quarter and 11.49% for the first half are primarily the results of increased levels of pretax income and decreased tax-exempt income. United's effective tax rate was 34.6% for the second quarter of 1995 compared to 35.4% for the first quarter of 1994. The effective tax rate for the first six months of 1995 was 34.4% as compared to 34.8% for the fist six months of 1994.

INTEREST RATE SENSITIVITY

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated timeframe. The principal function of asset and liability management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. This relationship has become very important, given the volatility in interest rates over the last several years, due to the potential impact on earnings. United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "gap".

A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the negative impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table contained herein, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $133,989,000 or 8.14% of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). The use of FHLB advances provides United with a relatively low risk means of matching earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Additionally, United uses certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. At June 30, 1995, the total notional amount of United's one interest rate swap in effect was only $50 million with an estimated fair value of $1,461,000. The current maturity of the swap portfolio is one year and seven months. During the second quarter of 1995, interest rate swaps reduced net interest income by $206,000 as compared to an increase of $58,000 for the same period in 1994. For the six month period ended June 30, 1995, interest rate swaps reduced net interest income by $402,000 as compared to an increase of $159,000 for the same period in 1994.

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

For the six months ended June 30, 1995, United generated $15,893,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $14,741,000 was provided by investing activities which was primarily due to the proceeds from maturities and calls of securities not being reinvested into the investment portfolio. Uses of cash and cash equivalents during the first six months were used by financing activities totaling $34,672,000, which were largely comprised of repayments of $50,072,000 of FHLB advances which were offset by increases in Federal funds purchased and securities sold under agreements to repurchase. The net effect of this activity was a decrease in cash and cash equivalents of $4,038,000 during the first six months of 1995.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of June 30, 1995:

INTEREST RATE SENSITIVITY GAP


                                                Days
                               -------------------------------------
                                                                         Total       1 - 5       Over 5
                                0 - 90        91 - 180     181 - 365    One Year     Years       Years       Total
                               --------       ---------   ----------   ----------  ----------   ---------   --------

ASSETS                                                          (In thousands)
Interest-Earning Assets:

  Investment and Marketable
     Equity Securities:
       Taxable                 $  10,335      $   41,502   $  30,548   $   82,385   $ 134,063   $ 66,508   $  282,956
       Tax-exempt                  4,767           1,116       5,330       11,213      15,836     21,315       48,364
  Loans, net of unearned
     income                      551,293          69,432     119,138      739,863     443,865    131,259    1,314,987
                               ---------      ----------   ---------   ----------   ---------   --------   ----------

Total Interest-Earning
  Assets                       $ 566,395      $  112,050   $ 155,016   $  833,461   $ 593,764   $219,082   $1,646,307
                               =========      ==========   =========   ==========   =========   ========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $ 612,909                               $  612,909                           $ 612,909
  Time deposits of
    $100,000 & over               18,507      $   11,866   $  23,418       53,791   $  19,328                  73,119
  Other time deposits            122,267          86,884     101,044      310,195     212,334    $     0      522,529
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                    92,784                                   92,784                              92,784
  FHLB advances and
   other long-term
   borrowings                     34,043                                   34,043                              34,043
                               ---------      ----------   ---------   ----------   ---------   --------   ----------

Total Interest-Bearing
  Funds                        $ 880,510      $   98,750   $ 124,462   $1,103,722   $ 231,662   $      0   $1,335,384
                               =========      ==========   =========   ==========   =========   ========   ==========

Interest Sensitivity
  Gap                          $(314,115)     $   13,300   $  30,554   $ (270,261)  $ 362,102   $219,082   $  310,923
                               =========      ==========   =========   ==========   =========   ========   ==========

Cumulative Gap                 $(314,115)     $ (300,815)  $(270,261)  $ (270,261)  $  91,841   $310,923   $  310,923
                               =========      ==========   =========   ==========   =========   ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                  -19.08%         -18.27%     -16.42%      -16.42%       5.58%     18.89%       18.89%

Management
  Adjustments                    567,813         (37,855)    (75,708)     454,250    (454,250)                      0
Off-Balance
  Sheet Activities               (50,000)                                 (50,000)     50,000                       0
                               ---------      ----------   ---------   ----------   ---------   --------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $ 203,698      $  179,143   $ 133,989   $  133,989   $  91,841   $310,923   $  310,923
                               =========      ==========   =========   ==========   =========   ========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                   12.37%          10.88%       8.14%        8.14%       5.58%     18.89%       18.89%

UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of December 31, 1994:

INTEREST RATE SENSITIVITY GAP




                                                Days
                               -------------------------------------     Total        1 - 5        Over 5
                                0 - 90        91 - 180     181 - 365    One Year      Years        Years        Total
                               --------       ---------   ----------   ----------   ---------    ---------   ----------

ASSETS                                                       (In Thousands)
Interest-Earning Assets:
  Investment and Marketable
     Equity Securities:
       Taxable                 $  25,472      $   10,673   $  45,222   $   81,367   $ 162,115    $  64,782   $  308,264
       Tax-exempt                  1,440           2,953       5,883       10,276      21,379       20,964       52,619
  Loans, net of unearned
     income                      527,711          81,089     129,862      738,662     409,341      149,074    1,297,077
                               ---------      ----------   ---------   ----------   ---------     --------   ----------
Total Interest-Earning
  Assets                       $ 554,623      $   94,715   $ 180,967   $  830,305   $ 592,835     $234,820   $1,657,960
                               =========      ==========   =========   ==========   =========     ========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $ 658,187                               $  658,187                             $ 658,187
  Time deposits of
    $100,000 & over               22,654      $   13,875   $  11,504       48,033   $  27,565                    75,598
  Other time deposits            114,102          91,208      81,641      286,951     169,525                   456,476
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                    71,809                                   71,809                                71,809
  FHLB advances and
    other long-term
    borrowings                    73,972          10,000                   83,972                                83,972
                               ---------      ----------   ---------   ----------   ---------     --------   ----------

Total Interest-Bearing
  Funds                        $ 940,724      $  115,083   $  93,145   $1,148,952   $ 197,090                $1,346,042
                               =========      ==========   =========   ==========   =========     ========   ==========

Interest Sensitivity
  Gap                          $(386,101)     $  (20,368)  $  87,822   $ (318,647)  $ 395,745     $234,820   $  311,918
                               =========      ==========   =========   ==========   =========     ========   ==========

Cumulative Gap                 $(386,101)     $ (406,469)  $(318,647)  $ (318,647)  $  77,098     $311,918   $  311,918
                               =========      ==========   =========   ==========   =========     ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                  -23.29%         -24.52%      19.22%     - 19.22%       4.65%       18.81%       18.81%

Management
  Adjustments                    616,828         (41,121)    (82,244)     493,463    (493,463)                        0
Off-Balance
  Sheet Activities               (50,000)                                 (50,000)     50,000                         0
                               ---------      ----------   ---------   ----------   ---------     --------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $ 180,727      $  119,238   $ 124,816   $  124,816   $  77,098     $311,918   $  311,918
                               =========      ==========   =========   ==========   =========     ========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                   10.90%           7.19%       7.53%        7.53%       4.68%       18.95%       18.95%

The dividends of $.29 per common share for the second quarter of 1995 and $.58 per common share for the six month period ended June 30, 1995, represent an increase of 11.54% and 13.46% over the second quarter and the first six months of 1994, respectively. Total cash dividends paid were $3,422,000 for the second quarter and $6,849,000 for the first six months of 1995, an increase of 10.39% and 10.54% over the comparable periods in 1994.

United's risk-based capital ratios of 15.83% at June 30, 1995 and 15.52% at December 31, 1994, are both nearly double the current requirement of 8.00%. Total risk-based capital at June 30, 1995 and December 31, 1994 of $194,863,000 and $184,595,000, respectively, exceeded the regulatory minimum requirement by $96,375,000 and $89,470,000, respectively. United's Tier I capital ratios are comparable to its total risk-based capital ratios and are well above regulatory minimum requirements.

As a bank holding company, United is permitted by Regulation Y of the Federal Reserve Board, under certain circumstances, to purchase up to 10% of its common stock as treasury stock without obtaining prior approval of the Federal Reserve Board. Total treasury shares as of June 30, 1995, amounted to 146,020 shares at a cost of $3,541,000. It is management's intention to purchase treasury stock whenever it is beneficial to United based on such factors as cash dividends, timing and stock availability. United announced a new repurchase program in July, 1995.