Form 10-Q
period 1995-09-30
UNITED BANKSHARES INC/WV
filed 1995-11-14
CIK 729986

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended SEPTEMBER 30, 1995

                         Commission File Number: 0-13322



                             UNITED BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


       WEST VIRGINIA                                         55-0641179
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   300 UNITED CENTER
   500 VIRGINIA STREET, EAST
   CHARLESTON, WEST VIRGINIA                                     25301
(Address of Principal Executive Offices)                       Zip Code


Registrant's Telephone Number,
  including Area Code:                                      (304) 424-8761


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

Class--Common Stock, $2.50 Par Value; 11,954,451 shares outstanding as of OCTOBER 31, 1995.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


  Consolidated Balance Sheets (Unaudited)
  September 30, 1995 and December 31, 1994 ....................6

  Consolidated Statements of Income (Unaudited) for the Three
  Months and Nine Months Ended September 30, 1995 and 1994 ....7

  Consolidated Statement of Changes in Shareholders'
  Equity (Unaudited) for the Nine Months Ended
  September 30, 1995 ..........................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months Ended September 30, 1995 and 1994 .......9

  Notes to Consolidated Financial Statements .................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................21

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings..........................Not Applicable



Item 2. Changes in Securities......................Not Applicable



Item 3. Defaults Upon Senior Securities ...........Not Applicable

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                          TABLE OF CONTENTS--Continued

                                                             Page



Item 4.  Submission of Matters to a
         Vote of Security Holders..................Not Applicable
-----------------------------------------------------------------

Item 5.  Other Information ........................Not Applicable
-----------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------------------------------


     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share.......32

          Exhibit 27 - Financial Data Schedule.................33


     (b) Reports on Form 8-K - On August 25, 1995, United Bankshares, Inc., ("United") reported the signing of a definitive Agreement and Plan of Merger dated August 18, 1995, (the "Agreement") with Eagle Bancorp, Inc., Charleston, West Virginia, ("Eagle"), which sets forth the terms and conditions under which Eagle would merge with and into United (the "Merger"). The Agreement provides that upon consummation of the Merger, which is anticipated to be in the second quarter of 1996, each outstanding share of common stock of Eagle (other than any shares held by United other than in a fiduciary capacity or in satisfaction of a debt previously contracted) shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into the right to receive 1.15 shares of United common stock, plus the right to receive cash in lieu of any fractional share without interest. The transaction is intended to be a tax-free exchange and accounted for under the pooling of interests method of accounting.

          Consummation of the Merger is subject to approval of the shareholders of United and Eagle and the receipt of all required regulatory approvals, as well as other customary conditions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    UNITED BANKSHARES, INC.
                                          (Registrant)




Date  November 13, 1995              /s/ Richard M. Adams
    ---------------------          ----------------------
                                   Richard M. Adams, Chairman of
                                   the Board and Chief Executive
                                   Officer


Date  November 13, 1995             /s/ Steven E. Wilson
    ---------------------          ---------------------
                                   Steven E. Wilson, Executive
                                   Vice President, Treasurer and
                                   Chief Financial Officer

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The September 30, 1995 and December 31, 1994, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months and nine months ended September 30, 1995 and 1994, and the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1995, and condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                                                  September 30                      December 31
                                                                                      1995                             1994
                                                                                 --------------                   --------------
ASSETS
      Cash and due from banks                                                    $   73,757,000                   $   82,763,000
      Federal funds sold                                                             12,425,000
                                                                                 --------------                   --------------
            Total cash and cash equivalents                                          86,182,000                       82,763,000
                                                                                 --------------                   --------------

      Securities available for sale(at market)                                      102,771,000                      118,037,000
      Investment securities(market value-$221,130,000
            at September 30, 1995 and $231,461,000 at
            December 31, 1994)                                                      221,313,000                      242,846,000
      Loans
            Commercial, financial, and agricultural                                 205,445,000                      208,491,000
            Real estate:
              Single family residential                                             549,621,000                      527,434,000
              Commercial                                                            311,068,000                      300,679,000
              Construction                                                           15,171,000                       16,919,000
              Other                                                                  13,915,000                       14,706,000
            Installment                                                             228,081,000                      233,866,000
                                                                                 --------------                    -------------
                                                                                  1,323,301,000                    1,302,095,000
            Less: Unearned income                                                    (4,240,000)                      (5,018,000)
                  Allowance for loan losses                                         (20,044,000)                     (20,008,000)
                                                                                 --------------                    -------------
              Net loans                                                           1,299,017,000                    1,277,069,000
                                                                                 --------------                    -------------
      Bank premises and equipment                                                    29,646,000                       30,769,000
      Interest receivable                                                            12,205,000                       10,943,000
      Other assets                                                                   22,155,000                       25,214,000
                                                                                 --------------                   --------------

                                             TOTAL ASSETS                        $1,773,289,000                   $1,787,641,000
                                                                                 ==============                   ==============

LIABILITIES
      Domestic deposits
            Noninterest-bearing                                                  $  224,666,000                   $  244,591,000
            Interest-bearing                                                      1,210,682,000                    1,190,261,000
                                                                                 --------------                   --------------
               TOTAL DEPOSITS                                                     1,435,348,000                    1,434,852,000

      Short-term borrowings
            Federal funds purchased                                                  10,294,000                        4,582,000
            Securities sold under agreements
               to repurchase                                                         81,857,000                       67,227,000
      Federal Home Loan Bank borrowings                                              33,900,000                       83,972,000
      Accrued expenses and other liabilities                                         20,597,000                       17,262,000
                                                                                 --------------                   --------------

                                        TOTAL LIABILITIES                         1,581,996,000                    1,607,895,000

SHAREHOLDERS' EQUITY
      Common stock, $2.50 par value;
            Authorized-20,000,000 shares; issued and outstanding-11,954,451 at
            September 30, 1995 and December 31, 1994, including 138,270 and
            137,520 shares in treasury at September 30, 1995
            and December 31, 1994, respectively                                      29,886,000                       29,886,000
      Surplus                                                                        31,972,000                       32,331,000
      Retained earnings                                                             132,170,000                      121,318,000
      Net unrealized holding gain (loss) on
            securities available for sale                                               690,000                         (443,000)
      Treasury stock                                                                 (3,425,000)                      (3,346,000)
                                                                                 --------------                   --------------

                               TOTAL SHAREHOLDERS' EQUITY                           191,293,000                      179,746,000
                                                                                 --------------                   --------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,773,289,000                   $1,787,641,000
                                                                                 ==============                   ==============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES




                                                              Three Months Ended                       Nine Months Ended
                                                                September 30                              September 30
                                                         ---------------------------            ------------------------------
                                                            1995             1994                    1995           1994
                                                         -----------     -----------             -----------       ----------

INTEREST INCOME
      Interest and fees on loans                         $28,996,000     $25,661,000             $85,207,000     $72,296,000
      Interest on federal funds sold                          94,000          70,000                 451,000         187,000
      Interest and dividends on securities:
            Taxable                                        4,338,000       4,656,000              13,378,000      14,141,000
            Exempt from federal taxes                        697,000         889,000               2,313,000       2,655,000
      Other interest income                                   20,000          30,000                  74,000          90,000
                                                         -----------     -----------             -----------     -----------

                  TOTAL INTEREST INCOME                   34,145,000      31,306,000             101,423,000      89,369,000
                                                         -----------     -----------             -----------     -----------
INTEREST EXPENSE
      Interest on deposits                                12,421,000       9,638,000              35,718,000      28,490,000
      Interest on short-term borrowings                      964,000         740,000               2,817,000       1,810,000
      Interest on long-term borrowings                       493,000         712,000               2,019,000       1,710,000
                                                         -----------     -----------             -----------     -----------

                 TOTAL INTEREST EXPENSE                   13,878,000      11,090,000              40,554,000      32,010,000
                                                         -----------     -----------             -----------     -----------

                    NET INTEREST INCOME                   20,267,000      20,216,000              60,869,000      57,359,000
PROVISION FOR POSSIBLE LOAN LOSSES                           625,000         450,000               1,550,000       1,368,000
                                                         -----------     -----------             -----------     -----------

    NET INTEREST INCOME AFTER PROVISION
               FOR POSSIBLE LOAN LOSSES                   19,642,000      19,766,000              59,319,000      55,991,000
                                                         -----------     -----------              -----------     -----------
OTHER INCOME
      Trust department income                                662,000         617,000               2,235,000       2,152,000
      Other charges, commissions, and fees                 2,400,000       2,157,000               6,884,000       6,314,000
      Other income                                            93,000         108,000                 390,000         458,000
      Investment securities gains                                                                                    152,000
                                                         -----------     -----------             -----------     -----------
                     TOTAL OTHER INCOME                    3,155,000       2,882,000               9,509,000       9,076,000
                                                         -----------     -----------             -----------     -----------
OTHER EXPENSES
      Salaries and employee benefits                       5,599,000       5,635,000              16,721,000      16,753,000
      Net occupancy expense                                1,325,000       1,178,000               3,795,000       3,516,000
      Other expense                                        4,508,000       5,915,000              15,694,000      16,014,000
                                                         -----------     -----------             -----------     -----------

                   TOTAL OTHER EXPENSES                   11,432,000      12,728,000              36,210,000     36,283,000
                                                         -----------     -----------             -----------    -----------

                INCOME BEFORE INCOME TAXES                11,365,000       9,920,000              32,618,000      28,784,000

INCOME TAXES                                               4,178,000       3,478,000              11,492,000      10,038,000
                                                         -----------     -----------             -----------     -----------

                                NET INCOME               $ 7,187,000     $ 6,442,000             $21,126,000     $18,746,000
                                                         ===========      ==========             ===========     ===========


Earnings per common share                                      $0.60           $0.54                   $1.77           $1.57

Dividends per share                                            $0.29           $0.27                   $0.87           $0.79

Average outstanding shares                                11,938,942      11,998,261              11,933,975      12,011,662

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES






                                                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                                                              NET
                                                                                           UNREALIZED
                                                                                           GAIN ON
                               COMMON STOCK                                               SECURITIES                      TOTAL
                                              PAR                           RETAINED      AVAILABLE      TREASURY      SHAREHOLDERS'
                            SHARES           VALUE          SURPLUS        EARNINGS       FOR SALE        STOCK           EQUITY
                          ----------      -----------     -----------    ------------    ---------     -----------     ---------
BALANCE AT
   JANUARY 1, 1995        11,954,451      $29,886,000     $32,331,000    $121,318,000    ($443,000)    ($3,346,000)    $179,746,000

Net Income                                                                 21,126,000                                    21,126,000

Cash Dividends
   ($.87 per Share)                                                       (10,274,000)                                  (10,274,000)

Net Change in
  Unrealized Gain/
   (Loss) on Securities
   Available for Sale                                                                    1,133,000                        1,133,000

Purchase of Treasury
   Stock                                                                                                  (974,000)        (974,000)

Common Stock Options
   Exercised                                                 (359,000)                                     895,000          536,000
                          ----------      -----------     -----------  -------           ----------    -----------     ------------

Balance at
   September 30, 1995     11,954,451      $29,886,000     $31,972,000    $132,170,000     $690,000     ($3,425,000)    $191,293,000
                          ==========      ===========     ===========    ============    ==========    ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES





                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                    1995                         1994
                                                                                -----------                  --------

Net Cash Provided by Operating Activities                                      $ 24,587,000                  $ 25,193,000

Investing Activities
   Proceeds from Maturities and Calls of
        Investment Securities                                                    21,175,000                    72,809,000
   Purchase of Investment Securities                                                                          (55,155,000)
   Proceeds from Sales of Securities
        Available for Sale                                                                                      2,714,000
   Proceeds from Maturities and Calls of
        Securities Available for Sale                                            39,610,000                    21,267,000
   Purchase of Securities Available for Sale                                    (21,079,000)                   (4,532,000)
   Net Purchase of Bank Premises and Equipment                                     (889,000)                   (2,165,000)
   Changes in:
        Loans                                                                   (20,039,000)                  (80,455,000)
                                                                                -----------                  ------------

Net Cash Provided by (Used in) Investing Activities                              18,778,000                   (45,517,000)
                                                                                -----------                  ------------

Financing Activities
   Cash Dividends Paid                                                          (10,274,000)                   (9,408,000)
   Acquisition of Treasury Stock                                                   (974,000)                   (2,015,000)
   Proceeds from Exercise of Stock Options                                          536,000                       436,000
   Repayment of Long-Term Borrowings                                            (50,072,000)
   Proceeds from Long-Term Borrowings                                                                          35,840,000
   Changes in:
        Deposits                                                                    496,000                     9,709,000
        Federal Funds Purchased and Securities
            Sold Under Agreements to Repurchase                                  20,342,000                     1,504,000
                                                                                -----------                  ------------

Net Cash (Used in) Provided by Financing Activities                             (39,946,000)                   36,066,000
                                                                                -----------                  ------------

Increase in Cash and Cash Equivalents                                             3,419,000                    15,742,000

Cash and Cash Equivalents at Beginning of Period                                 82,763,000                    60,850,000
                                                                                -----------                  ------------

Cash and Cash Equivalents at End of Period                                     $ 86,182,000                  $ 76,592,000
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

Effective January 1, 1995, United adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan, "(SFAS No.
114)" which was amended by Statement No. 118 and is effective for fiscal years beginning after December 15, 1994. Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was not based on discounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material impact on the allowance for loan losses, recognition of revenue, accounting policies or nonperforming assets.


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

UNITED BANKSHARES, INC. AND SUBSIDIARIES


3.  ACQUISITIONS

On October 31, 1995, United acquired all of the outstanding stock of First Commercial Bank of Arlington, Virginia, in a cash and common stock exchange valued at approximately $11,360,000. The acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of First Commercial Bank will be included in the consolidated totals from the date of acquisition. At October 31, 1995, First Commercial Bank had total assets of approximately $57,249,000 and shareholders' equity of $5,624,000. The acquisition of First Commercial Bank will not materially impact United's financial position or results of operations.

4.  PENDING MERGER

United has signed a merger agreement dated August 18, 1995, to merge with Eagle Bancorp, Inc., Charleston, West Virginia ("Eagle"). Pursuant to such agreement, United is to acquire all of Eagle's outstanding common shares by exchanging 1.15 shares of United common stock for each share of Eagle common stock. The transaction is expected to be accounted for under the pooling of interests method of accounting. It is anticipated that the proposed merger will be consummated during the second quarter of 1996. The proposed merger is subject to the approval of the shareholders of United and Eagle and the receipt of all required regulatory approvals, as well as other customary conditions.

The following are unaudited pro forma selected balance sheet categories as of September 30, 1995, and December 31, 1994, and results of operations for the nine months ended September 30, 1995, and the year ended December 31, 1994, giving effect to the merger as though it had occurred at the beginning of the earliest period presented. The pro forma information provided below does not purport to be indicative of balances and results that would have been obtained if the combination had occurred during the periods presented or of balances or results that may occur in the future.

                        September 30, 1995    December 31, 1994
                        ------------------    -----------------

  Net interest income    $    71,442,000      $    91,965,000
  Net income                  25,314,000           30,384,000
  Earnings per share              $ 1.68               $ 2.01

  Net loans              $ 1,639,978,000      $ 1,629,971,000
  Total assets             2,146,939,000        2,170,340,000
  Total deposits           1,741,715,000        1,712,515,000
  Shareholders' equity       239,503,000          225,634,000

UNITED BANKSHARES, INC. AND SUBSIDIARIES


5.  SECURITIES AVAILABLE FOR SALE

The book and estimated fair value of securities available for sale at September 30, 1995, by contractual maturity are as follows:


                                                             Estimated
                                                Book           Fair
                                                Value          Value
                                            ------------   ------------
     Due in one year or less                $ 54,502,000   $ 54,478,000
     Due after one year through five years    35,583,000     35,996,000
     Due after five years through ten years      870,000        872,000
     Due after ten years                       8,332,000      8,101,000
     Marketable equity securities              2,424,000      3,324,000
                                            ------------   ------------

         Total                              $101,711,000   $102,771,000
                                            ============   ============


The amortized cost and estimated fair values of securities available for sale are summarized as follows:




                                                                    September 30, 1995
                                       --------------------------------------------------------------------------------
                                                                 Gross              Gross                   Estimated
                                          Amortized           Unrealized          Unrealized                  Fair
                                            Cost                 Gains              Losses                   Value
                                       -------------          -----------       -------------            --------------

U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                            $  89,944,000          $ 476,000         $    87,000              $  90,333,000

Marketable equity
securities                                  2,424,000            949,000              49,000                  3,324,000

Other                                       9,343,000              2,000             231,000                  9,114,000
                                        -------------         ----------         -----------              -------------
Total                                   $ 101,711,000         $1,427,000         $   367,000              $ 102,771,000
                                        =============         ==========         ===========              =============


At September 30, 1995, the net unrealized gains on securities available for sale increased shareholders' equity by $690,000.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


5.  SECURITIES AVAILABLE FOR SALE - continued

The book and estimated fair value of securities available for sale at December 31, 1994, by contractual maturity are as follows:



                                                             Estimated
                                                Book           Fair
                                                Value          Value
                                            -----------    ------------
     Due in one year or less                $ 57,934,000   $ 57,655,000
     Due after one year through five years    45,408,000     44,991,000
     Due after five years through ten years    1,040,000      1,043,000
     Due after ten years                      12,808,000     12,551,000
     Marketable equity securities              1,529,000      1,797,000
                                            ------------   ------------

         Total                              $118,719,000   $118,037,000
                                            ============   ============


The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                                       December 31, 1994
                                        -------------------------------------------------------------------------------------
                                                                   Gross                       Gross              Estimated
                                             Amortized           Unrealized                  Unrealized             Fair
                                               Cost                Gains                      Losses               Value
                                         -------------         ------------               --------------      ---------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                              $ 103,292,000         $ 127,000                 $   774,000         $ 102,645,000
Marketable equity
securities                                    1,529,000           293,000                      25,000             1,797,000
Other                                        13,898,000             2,000                     305,000            13,595,000
                                          -------------         ---------                 -----------         -------------
Total                                     $ 118,719,000         $ 422,000                 $ 1,104,000         $ 118,037,000
                                          =============         =========                 ===========         =============


UNITED BANKSHARES, INC. AND SUBSIDIARIES


6.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized as follows:



                                                                             September 30, 1995
                                        ---------------------------------------------------------------------------------------
                                                                          Gross                  Gross               Estimated
                                          Amortized                     Unrealized             Unrealized               Fair
                                            Cost                          Gains                 Losses                 Value
                                        ------------                  -------------          ------------           -----------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                             $ 83,732,000                  $   757,000            $   820,000           $ 83,669,000
State and political
subdivisions                               43,474,000                    1,656,000                 69,000             45,061,000
Mortgage-backed
securities                                 87,148,000                      153,000              1,873,000             85,428,000
Other                                       6,959,000                       14,000                  1,000              6,972,000
                                         ------------                  -----------            -----------           ------------
Total                                    $221,313,000                  $ 2,580,000            $ 2,763,000           $221,130,000
                                         ============                  ===========            ===========           ============


                                                                               December 31, 1994
                                    --------------------------------------------------------------------------------------------
                                                                       Gross                       Gross               Estimated
                                      Amortized                     Unrealized                   Unrealized             Fair
                                       Cost                          Gains                        Losses                 Value
                                    ------------                  -------------                ------------           -----------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                        $ 84,843,000                  $    66,000                  $ 3,438,000           $ 81,471,000
State and political
subdivisions                          53,297,000                      971,000                    1,076,000             53,192,000
Mortgage-backed
securities                            97,644,000                                                 7,805,000             89,839,000
Other                                  7,062,000                                                   103,000              6,959,000
                                    ------------                  -----------                  -----------           ------------
Total                               $242,846,000                  $ 1,037,000                  $12,422,000           $231,461,000
                                    ============                  ===========                  ===========           ============


UNITED BANKSHARES, INC. AND SUBSIDIARIES


6.  INVESTMENT SECURITIES - continued

The amortized cost and estimated fair value of debt securities at September 30, 1995, and December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of the mortgage-backed securities are based upon the estimated average life.



                                                                                  September 30, 1995
                                                                     -------------------------------------------
                                                                                                     Estimated
                                                                          Book                          Fair
                                                                          Value                         Value
                                                                      ------------                  ------------
       Due in one year or less                                        $ 37,369,000                  $ 37,486,000

       Due after one year through
       five years                                                      107,259,000                   107,523,000

       Due after five years
       through ten years                                                29,049,000                    29,173,000

       Due after ten years                                              47,636,000                    46,948,000
                                                                      ------------                  ------------
       Total                                                          $221,313,000                  $221,130,000
                                                                      ============                  ============


The table above includes $87,148,000 of mortgage-backed securities with an estimated market value of $85,428,000.
















                                                                                              December 31, 1994
                                                                                 -----------------------------------------
                                                                                                                   Estimated
                                                                                     Book                             Fair
                                                                                     Value                           Value
                                                                                 ------------                    -------------

Due in one year or less                                                          $  11,317,000                   $  11,406,000

Due after one year through
five years                                                                         140,685,000                     136,281,000

Due after five years
through ten years                                                                   36,565,000                      33,994,000

Due after ten years                                                                 54,279,000                      49,780,000
                                                                                 -------------                   -------------
Total                                                                            $ 242,846,000                   $ 231,461,000
                                                                                 =============                   =============

The table above includes $97,644,000 of mortgage-backed securities with an estimated market value of $89,839,000.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


6.  INVESTMENT SECURITIES - continued

In October 1995, the Financial Accounting Standards Board (FASB) approved a one-time "holiday" from FAS 115 restrictions over held-to-maturity securities. Companies will have a one-time opportunity to restructure their portfolios from November 1 to December 31, 1995. Specifically, the FASB decided that companies may sell or transfer securities from their held-to-maturity portfolio without calling into question their intent to hold other debt securities to maturity in the future or their past financial reporting. United has not yet completed its analysis of the potential impact of the FAS 115 "holiday', however, United intends to take advantage of the "holiday" if it will favorably impact its interest rate risk management strategy.


7.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                      September 30  December 31
                                          1995         1994
                                      -------------------------
                                           (in thousands)
    Loans past due 90 days or more
      and still accruing interest         $ 6,094     $ 2,303
    Nonaccrual loans                        3,594       3,733
                                          -------     -------

                                          $ 9,688     $ 6,036
                                          =======     =======

8.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

A progression of the allowance for possible loan losses for the periods presented is summarized as follows:


                                                             Three Months Ended                      Nine Months Ended
                                                                September 30                           September 30
                                                            -------------------                    ---------------------
                                                         1995                   1994            1995                   1994
                                                       -------                --------        --------               -------
                                                                                    (in thousands)
Balance at beginning of period                         $20,079                $19,424          $20,008                $19,015
Provision charged to expense                               625                    450            1,550                  1,368
                                                       -------                -------         --------               --------
                                                        20,704                 19,874           21,558                 20,383

Loans charged-off                                         (772)                  (303)          (1,933)                (1,157)
Less recoveries                                            112                    428              419                    773
                                                       -------                -------         --------               --------
Net Charge-offs                                           (660)                   125           (1,514)                  (348)
                                                       -------                -------         --------               --------

Balance at end of period                               $20,044                $19,999          $20,044                $19,999
                                                       =======                =======         ========               ========

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

At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,299,000 (of which $3,531,000 were on a nonaccrual basis). Included in this amount is $6,168,000 of impaired loans for which the related allowance for credit losses is $2,511,000 and $4,131,000 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. The average recorded investment in impaired loans during the quarter ended September 30, 1995 was approximately $9,973,000. For the nine months ended September 30, 1995, United recognized interest income on those impaired loans of approximately $465,000, substantially all of which was recognized using the accrual method of income recognition.

9.  COMMITMENTS AND CONTINGENT LIABILITIES

There are outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $14,866,000 and $15,022,000 at September 30, 1995 and December 31, 1994,
respectively.

United and its subsidiaries are currently involved, in the normal course of business, in various legal proceedings. Management is vigorously pursuing all of its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved without material effect on financial position or results of operations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


10.  ACCOUNTING CHANGES

During 1995, the FASB issued Statement No. 122, an Amendment to Statement No. 65, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. United is not currently engaged in significant mortgage banking activities and does not originate or acquire loans for resale. Accordingly, Statement No. 122 will not have a significant impact on United's financial statements.

In October 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument or allows an entity to continue to measure the compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. United maintains a fixed stock option plan and such options have no intrinsic value at the grant date, and under Opinion 25 no compensation cost is recognized for them.

As permitted by Statement No. 123, United has elected to continue accounting for stock-based compensation under Opinion 25, and accordingly, will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in Statement 123 had been applied.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


11.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 1995, and September 30, 1994, with the interest rate earned or paid on such amount.



                                                    Three Months Ended                                 Three Months Ended
                                                       September 30                                       September 30
                                                            1995                                              1994
                                                -------------------------                         -------------------------------
(Dollars in                                     Average                        Avg.              Average                     Avg.
Thousands)                                      Balance         Interest       Rate              Balance        Interest     Rate
                                                -------         --------       ----              -------        --------     ----

Assets

Earning Assets:
  Federal Funds Sold and Securities
    Purchased Under Agreements to
    Resell and Other Short-Term
    Investments                                 $    6,371      $    93         5.78%            $    5,909     $    70       4.70%
  Investment Securities:
    Taxable                                        280,420        4,349         6.20%               339,531       4,686       5.52%
    Tax-Exempt (1)                                  44,159        1,087         9.85%                54,112       1,388      10.26%
                                                ----------      -------        ------            ----------     -------      ------
              Total Securities                     324,579        5,436         6.70%               393,643       6,074       6.17%
                                                ----------      -------        ------            ----------     -------      ------
  Loans, Net of Unearned
    Income (1) (2)                               1,315,856       29,306         8.84%             1,241,592      25,940       8.29%
  Allowance for Possible Loan
    Losses                                         (19,896)                                         (19,774)
                                                ----------                                       ----------
  Net Loans                                      1,295,960                      8.97%             1,221,818                   8.42%
                                                ----------      -------        ------            ----------     -------      ------
Total Earning Assets                             1,626,910      $34,835         8.51%             1,621,370     $32,084       7.86%
                                                                -------        ------                           -------      ------
Other Assets                                       133,778                                          139,424
                                                ----------                                       ----------
                  Total Assets                  $1,760,688                                       $1,760,794
                                                ==========                                       ==========

Liabilities

Interest-Bearing Funds:
  Interest-Bearing Deposits                     $1,212,350      $12,421         4.06%            $1,196,340      $9,638       3.20%
  Federal Funds Purchased,
    Repurchase Agreements and
    Other Short-Term Borrowings                     84,310          967         4.55%                82,805         740       3.55%
  FHLB Advances                                     33,900          490         5.73%                54,003         712       5.23%
                                                ----------      -------        ------            ----------     -------      ------
Total Interest-Bearing Funds                     1,330,560       13,878         4.14%             1,333,148      11,090       3.30%
                                                                -------        ------                           -------      ------
  Demand Deposits                                  217,919                                          232,148
  Accrued Expenses and Other
    Liabilities                                     21,091                                           15,860
                                                ----------                                       ----------
           Total Liabilities                     1,569,570                                        1,581,156
Shareholders' Equity                               191,118                                          179,638
                                                ----------                                       ----------
       Total Liabilities and
        Shareholders' Equity                    $1,760,688                                       $1,760,794
                                                ==========                                       ==========

Net Interest Income                                             $20,957                                         $20,994
                                                                =======                                         =======

Interest Spread                                                                 4.37%                                         4.56%

Net Interest Margin                                                             5.12%                                         5.15%

 (1) THE INTEREST INCOME AND THE YIELDS ON NONTAXABLE LOANS AND
     INVESTMENT SECURITIES ARE PRESENTED ON A TAX-EQUIVALENT BASIS USING THE STATUTORY FEDERAL INCOME TAX RATE OF 35%.

 (2) NONACCRUING LOANS ARE INCLUDED IN THE DAILY AVERAGE LOAN AMOUNTS
     OUTSTANDING.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


11.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 1995, and September 30, 1994, with the interest rate earned or paid on such amount.



                                                    Nine Months Ended                                  Nine Months Ended
                                                      September 30                                        September 30
                                                          1995                                               1994
                                               ----------------------------------          -------------------------------------
(Dollars in                                    Average                       Avg.          Average                      Avg.
Thousands)                                     Balance        Interest       Rate          Balance       Interest       Rate
                                               -------        --------       ----          -------       --------       ----

Assets

Earning Assets:
  Federal Funds Sold and Securities
    Purchased Under Agreements to
    Resell and Other Short-Term
    Investments                                $    9,880     $   451         6.10%        $    6,492    $   187         3.85%
  Investment Securities:
    Taxable                                       290,700      13,423         6.16%           349,564     14,231         5.43%
    Tax-Exempt (1)                                 48,475       3,604         9.91%            53,140      4,103        10.29%
                                               ----------     -------        ------        ----------    -------        ------
              Total Securities                    339,175      17,027         6.69%           402,704     18,334         6.07%
                                               ----------     -------        ------        ----------    -------        ------
  Loans, Net of Unearned
    Income (1) (2)                              1,307,565      86,129         8.81%         1,217,003     73,171         8.04%
  Allowance for Possible Loan
    Losses                                        (20,086)                                    (19,431)
                                               ----------                                  ----------
  Net Loans                                     1,287,479                     8.94%         1,197,572                    8.17%
                                               ----------     -------        ------        ----------    -------        ------
Total Earning Assets                            1,636,534     103,607         8.46%         1,606,768    $91,692         7.63%
                                                              -------        ------                      -------        ------
Other Assets                                      134,473                                     137,607
                                               ----------                                  ----------
                  Total Assets                 $1,771,007                                  $1,744,375
                                               ==========                                  ==========

Liabilities

Interest-Bearing Funds:
  Interest-Bearing Deposits                    $1,217,435     $35,718         3.92%        $1,198,957    $28,490         3.18%
  Federal Funds Purchased,
    Repurchase Agreements and
    Other Short-Term Borrowings                    81,897       2,830         4.62%            78,969      1,810         3.06%
  FHLB Advances                                    43,452       2,006         6.17%            44,577      1,710         5.13%
                                               ----------     -------        ------        ----------    -------        ------
Total Interest-Bearing Funds                    1,342,784      40,554         4.04%         1,322,503     32,010         3.24%
                                                              -------        ------                      -------        ------
  Demand Deposits                                 220,419                                     228,996
  Accrued Expenses and Other
    Liabilities                                    20,756                                      15,586
                                               ----------                                  ----------
           Total Liabilities                    1,583,959                                   1,567,085
Shareholders' Equity                              187,048                                     177,290
                                               ----------                                  ----------
       Total Liabilities and
        Shareholders' Equity                   $1,771,007                                  $1,744,375
                                               ==========                                  ==========

Net Interest Income                                           $63,053                                    $59,682
                                                              =======                                    =======

Interest Spread                                                               4.42%                                      4.39%

Net Interest Margin                                                           5.15%                                      4.96%

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


EARNINGS SUMMARY

Net income for the third quarter of 1995 was a record $7.19 million or $.60 per share compared to $6.44 million or $.54 per share for the third quarter of 1994. This represents an 11.80% increase in net income and an 11.11% increase in earnings per share. Net income per share for the first nine months of 1995 was $1.77, or a 12.74% increase over $1.57 for the first nine months of 1994. Net income for the first nine months of 1995 was a record $21.13 million, which is a 12.69% increase over the $18.75 million earned in the same period of 1994. United's annualized return on average assets of 1.59% and return on average shareholders' equity of 15.10% are both near the top of its regional and national peer groups.

United has strong core earnings driven by a net interest margin of 5.15% for the first nine months of 1995. Net interest income increased 6.12% and remained strong while showing improvement when compared to the same period for 1994. The provision for possible loan losses increased only slightly when comparing the first nine months of 1995 to the first nine months of 1994 due to continued excellent asset quality and low charge-offs. Noninterest income increased 9.47% and 4.77% for the third quarter and first nine months of 1995, respectively, when compared to the same periods of 1994. This overall increase in noninterest income is primarily attributed to an increase in trust commissions and other charges. Noninterest expenses decreased 10.18% for the third quarter compared to the third quarter of 1994 and remained level for the first nine months of 1995 when compared to the first nine months of 1994. With increased merger and reengineering expenses, management's cost containment efforts have continued to be successful in controlling core noninterest expenses.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income strengthened and improved in the third quarter and first nine months of 1995, when compared to the same period of 1994. The net interest margin is the key factor in United's profitability momentum. Net interest income before the provision for possible loan losses increased $51,000 or 0.25% and $3,510,000 or 6.12% for the third quarter and first nine months of 1995 as compared to the third quarter and first nine months of 1994, respectively. The increase is largely due to increased loan volumes and the repricing of variable rate loans at higher interest rates. United's tax-equivalent net interest margin decreased from 5.15% in the third quarter of 1994 to 5.12% in the third quarter of 1995. However, the margin increased from 4.96% to 5.15% when comparing the first nine months of 1994 to the same period of 1995. Additionally, the net interest margin showed an improvement over that achieved for the year ended December 31, 1994 of 4.97%. The modestly improved net interest spread helped United generate a stronger interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

For the quarters ended September 30, 1995 and 1994, the provision for possible loan losses was $625,000 and $450,000, respectively, while the first nine months total provisions were $1,550,000 for 1995 as compared to $1,368,000 for 1994. The allowance for possible loan losses as a percentage of loans, net of unearned income, was 1.54% at September 30, 1995, and December 31, 1994, as compared to 1.61% at September 30, 1994.

Credit quality is another major factor in United's superior profitability. United's continued good credit quality is evidenced by the low level of nonperforming assets at the end of the third quarter of 1995. Charge-offs exceeded recoveries during the third quarter of 1995 resulting in net charge-offs of $660,000. Net charge-offs during the first nine months of 1995 and 1994 were $1,514,000 and $384,000, respectively. Note 6 to the accompanying Unaudited Consolidated Financial Statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, increased $4,109,000 during the third quarter of 1995 and have increased $21,984,000 since year end 1994. In the first nine months of 1995, management made only a modest increase to the allowance for loan losses due to: (i) the continued high credit quality; (ii) the adequacy of the coverage ratio of nonperforming loans; and
(iii) the allowance as a percentage of loans is at a strong level and closer to national peer group levels.

Nonperforming loans were $9,688,000 at September 30, 1995 and $6,036,000 at year-end 1994. Nonperforming loans, as a percentage of loans, net of unearned income, increased from 0.47% to 0.73% respectively. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $3,791,000 or 164.61% during the first nine months of 1995 due to four large credits becoming delinquent. United is currently negotiating workout terms with the borrowers and will closely monitor the ongoing status of them. Nonaccrual loans decreased $139,000 or 3.72% since year-end 1994. Even with the increase in nonperforming loans, total nonperforming assets represented only 0.55% of total assets at September 30, 1995, which approximates only one-half of the national peer levels.

As of September 30, 1995, the ratio of the allowance for loan losses to nonperforming loans was 206.9% as compared to 331.5% as of December 31, 1994. Management believes that the allowance for loan losses of $20,044,000 as of September 30, 1995, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Management's emphasis on improving noninterest income continues. There was a modest increase realized in total noninterest income for the third quarter and first nine months of 1995. As evidenced by the Unaudited Condensed Consolidated Statement of Cash Flows included elsewhere herein, the volume of securities sold was insignificant in both periods.

The slight increase in noninterest income was in the areas of trust income and fees from customer accounts for which a fee is charged. Trust income increased from the third quarter and first nine months of 1994 by 7.29% and 3.86%, respectively. Fees from customer accounts for which a fee is charged represented a $243,000 or 11.27% increase for the quarter and a $570,000 or 9.03% increase for the first nine months of 1995 when compared to the same periods for 1994.

OTHER EXPENSES

Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Other expenses decreased $1,296,000 or 10.18% to $11,432,000 in the third quarter of 1995 as compared to $12,728,000 for the third quarter of 1994. Other expenses were $36,210,000 for the first nine months of 1995, which is nearly identical to the $36,283,000 recorded for the first nine months of 1994. The decrease for the third quarter and first nine months of 1995 included an FDIC insurance premium rebate of approximately $910,000 that was partially offset by increased merger expenses related to the recently announced acquisitions of First Commercial Bank and Eagle Bancorp, Inc. and expenses related to a reengineering study.

Total salaries and benefits remained virtually identical for the third quarter and first nine months of 1995 when compared to the same periods of 1994 as salaries and benefits expenses declined less than 1% for each of the respective periods.

Net occupancy expense for the third quarter increased by $147,000 or 12.48% when compared to the third quarter of 1994; the first nine months increased by $279,000 or 7.94% when compared to the first nine months of 1994. This was primarily due to a decrease in rental income on building office space and higher utility and repair costs.

Other expenses decreased $1,407,000 or 23.79% for the third quarter of 1995 as compared to the same period of 1994, and $320,000 or 2.00% for the first nine months of 1995 when compared to the first nine months of 1994. A portion of the decrease was attributable to the FDIC insurance premium rebate of approximately $910,000. Increases in other expenses for the third quarter and nine month period that related primarily to nonrecurring merger and reengineering expenses partially offset the FDIC insurance premium rebate. Even allowing for the reduction of noninterest expenses from the FDIC insurance rebate, other expenses were still down 3.03% for the third quarter of 1995 and up only 3.68% for the first nine months of 1995 when compared to the same periods of 1994 as management's cost control efforts continue to be successful.


INCOME TAXES

Income tax expense for the three months ended September 30, 1995 and 1994 was $4,178,000 and $3,478,000, respectively. Income tax expense for the nine months ended September 30, 1995 and 1994 was $11,492,000 and $10,038,000, respectively. These increases of 20.13% for the third quarter and 14.48% for the first nine months are primarily the results of increased levels of pretax income and decreased tax-exempt income. United's effective tax rate was 36.8% for the third quarter of 1995 compared to 35.1% for the third quarter of 1994. The effective tax rate for the first nine months of 1995 was 35.2% as compared to 34.9% for the fist nine months of 1994.

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

A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to maximize profitability while at the same time to minimize the negative impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table contained herein, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that regular savings deposits are much less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $93,508,000 or 5.65% of the cumulative gap to related earning assets.

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

Additionally, United uses certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. At September 30, 1995, the total notional amount of United's one interest rate swap in effect was only $50 million with an estimated unrealized loss of $1,072,000. The current maturity of the swap portfolio is one year and four months. During the third quarter of 1995, interest rate swaps reduced net interest income by $194,000 as compared to a decrease of $99,000 for the same period in 1994. For the nine month period ended September 30, 1995, interest rate swaps reduced net interest income by $596,000 as compared to an increase of $60,000 for the same period in 1994.

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

For the nine months ended September 30, 1995, United generated $24,587,000 of cash from operations, which is indicative of continued solid earnings performance. During the same period, net cash of $18,778,000 was provided by investing activities which was primarily due to the proceeds from maturities and calls of securities not being reinvested into the investment portfolio. Net uses of cash and cash equivalents during the first nine months were used by financing activities totaling $39,946,000, which were largely comprised of repayments of $50,072,000 of FHLB advances which were offset by increases in federal funds purchased and securities sold under agreements to repurchase. The net effect of this activity was an increase in cash and cash equivalents of $3,419,000 during the first nine months of 1995.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

     The following table shows the interest rate sensitivity GAP as of September 30, 1995:

INTEREST RATE SENSITIVITY GAP



                                                     Days                    Total           1 - 5       Over 5
                                ----------------------------------------
                                   0 - 90        91 - 180      181 - 365    One Year         Years        Years            Total
                                ------------   -----------    ----------   ----------     ----------  ------------      ----------

Assets                                                                  (In Thousands)
Interest-Earning Assets:
  Federal funds sold             $  12,425                                  $ 12,425                               $   12,425
  Investment and Marketable
     Equity Securities:
       Taxable                      71,555       $  25,384     $ 15,347      112,286    $110,922     $ 57,402         280,610
       Tax-exempt                    4,248             996        4,752        9,996      14,188       19,290          43,474
  Loans, net of unearned
     income                        468,599          67,023      115,400      651,022     512,193      155,846       1,319,061
                                 ---------       ----------    ---------    ---------  ----------    ---------     -----------

Total Interest-Earning
  Assets                         $ 556,827        $ 93,403     $135,499     $785,729    $637,303     $232,538      $1,655,570
                                 =========        ========     ========     ========    ========     ========      ==========

LIABILITIES
INTEREST-BEARING FUNDS:
  Savings and NOW
    accounts                     $ 606,144                                  $606,144                               $  606,144
  Time deposits of
    $100,000 & over                 23,017       $  14,401    $  28,286       65,704   $  29,777                       95,481
  Other time deposits              107,991          88,899      102,040      298,930     210,127                      509,057
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                      92,151                                    92,151                                   92,151
  FHLB advances and
   other long-term
   borrowings                       33,900                                    33,900                                   33,900
                                  ---------    ----------------------------------------  ----------  --------      ----------

Total Interest-Bearing
  Funds                          $ 863,203       $ 103,300    $ 130,326   $1,096,829    $239,904                   $1,336,733
                                 =========       ==========  ===========   ==========   ========     ========      ==========

Interest Sensitivity
  Gap                            $(303,376)       $ (9,898)   $   5,174    $(311,100)   $397,399     $232,538      $  318,837
                                 =========      ============    ==========    ========= ========     ========      ===========

Cumulative Gap                   $(303,376)      $(316,274)   $(311,100)   $(311,100)   $ 86,299     $318,837      $  318,837
                                 =========        =========    =========    =========   =========    ========      ===========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                    -18.51%         -19.10%      -18.79%      -18.79%       5.21%      19.26%           19.26%

Management
  Adjustments                      563,714         (36,369)     (72,737)     454,608    (454,608)                           0
Off-Balance
  Sheet Activities                 (50,000)                                  (50,000)     50,000                            0
                                  ---------     --------------  ----------- ---------   --------- --------------   -------------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                      $207,338        $161,071     $ 93,508    $  93,508   $  86,299    $ 318,837        $318,837
                                  ========        ========     =========    =========   =========   =========        ========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                     12.52%         9.73%            5.65%        5.65%        5.21%     19.26%         19.26%


UNITED BANKSHARES, INC. AND SUBSIDIARIES

     The following table shows the interest rate sensitivity GAP as of December 31, 1994:

INTEREST RATE SENSITIVITY GAP



                                                DAYS                      TOTAL              1 - 5        OVER 5
                              ---------------------------------------
                                 0 - 90        91 - 180     181 - 365    ONE YEAR            YEARS         YEARS           TOTAL
                              ------------   -----------   ----------   ----------        ----------   ------------   ----------

ASSETS                                                                   (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Investment and Marketable
     Equity Securities:
       Taxable                   $25,472        $10,673        $45,222        $81,367      $162,115         $64,782       $308,264
       Tax-exempt                  1,440          2,953          5,883         10,276        21,379         20,964          52,619
  Loans, net of unearned
     income                      527,711         81,089        129,862        738,662        409,341        149,074      1,297,077
                              ----------      ----------    -----------  -------------     ----------    -----------   ------------
Total Interest-Earning
  Assets                        $554,623        $94,715       $180,967       $830,305       $592,835       $234,820     $1,657,960
                               =========      ==========     ==========   ============      =========    ===========    ===========

LIABILITIES
INTEREST-BEARING FUNDS:
  Savings and NOW
    accounts                   $658,187                                     $658,187                                      $658,187
  Time deposits of
    $100,000 & over              22,654        $13,875        $11,504        48,033         $27,565                         75,598
  Other time deposits           114,102         91,208         81,641       286,951         169,525                        456,476
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                   71,809                                       71,809                                        71,809
  FHLB advances and
    other long-term
    borrowings                   73,972         10,000                        83,972                                        83,972
                              -----------    -----------   ---------------------------    --------------  --------------------------

Total Interest-Bearing
  Funds                        $940,724        $115,083         $93,145   $1,148,952        $197,090                    $1,346,042
                              =========       =========      ==========  ===========       =========    ==========================

Interest Sensitivity
  Gap                         $(386,101)        $(20,368)       $87,822    $(318,647)       $395,745      $234,820        $311,918
                              ==========      ===========   ===========  ============      =========    ===========    ============

Cumulative Gap                $(386,101)      $(406,469)     $(318,647)    $(318,647)        $77,098      $311,918        $311,918
                              ==========      ==========    ==========   ============      ==========   ===========    ============

Cumulative Gap as
  a Percentage of Total
  Earning Assets                  -23.29%         -24.52%       -19.22%       -19.22%           4.65%        18.81%          18.81%

Management
  Adjustments                    616,828         (41,121)      (82,244)      493,463        (493,463)                            0
Off-Balance
  Sheet Activities               (50,000)                                    (50,000)         50,000                             0
                              ------------   ------------------------------------------  ------------ ----------------   -----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                    $180,727        $119,238      $124,816      $124,816         $77,098      $311,918        $311,918
                              ==========        =========    ==========   ============     ==========    ==========     ============

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                   10.90%           7.19%         7.53%         7.53%           4.65%        18.81%          18.81%


The dividends of $.29 per common share for the third quarter of 1995 and $.87 per common share for the nine month period ended September 30, 1995, represent an increase of 7.41% and 10.13% over the third quarter and the first nine months of 1994, respectively. Total cash dividends paid were $3,424,000 for the third quarter and $10,274,000 for the first nine months of 1995, an increase of 6.60% and 9.19% over the comparable periods in 1994.

United's risk-based capital ratios of 16.01% at September 30, 1995 and 15.52% at December 31, 1994, are double and nearly double the current requirement of 8.00%, respectively. Total risk-based capital at September 30, 1995 and December 31, 1994 of $196,890,000 and $184,595,000, respectively, exceeded the regulatory minimum requirement by $98,519,000 and $89,470,000, respectively. United's Tier I capital ratios are comparable to its total risk-based capital ratios and are well above regulatory minimum requirements.

As a bank holding company, United is permitted by Regulation Y of the Federal Reserve Board, under certain circumstances, to purchase up to 10% of its common stock as treasury stock without obtaining prior approval of the Federal Reserve Board. Total treasury shares as of September 30, 1995, amounted to 138,270 shares at a cost of $3,425,000. It is management's intention to purchase treasury stock whenever it is beneficial to United based on such factors as cash dividends, timing and stock availability. United announced a new repurchase program in July, 1995.