Form 10-K/A
period 1994-12-31
UNITED BANKSHARES INC/WV
filed 1996-02-08
CIK 729986

                                 FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1994
                       Commission File Number:   0-13322

                            United Bankshares, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

     West Virginia                                        55-0641179
     -------------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

300 United Center
500 Virginia Street, East
Charleston, West Virginia                                    25301
-------------------------                                    -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (304) 424-8761

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to 12(g) of the Act:

                         Common Stock, $2.50 Par Value
                         -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing require-ments for the past 90 days.   Yes [ X ]  No [   ]

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

                            UNITED BANKSHARES, INC.
                                  FORM 10-K/A
                                  (Continued)



CROSS-REFERENCE INDEX


Part I                                                          Page
------                                                          ----

Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . 3

Part II
-------

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . 13

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


   Introduction  . . . . . . . . . . . . . . . . . . . . . . . . 18
   1994 Compared to 1993 . . . . . . . . . . . . . . . . . . . . 18
   Fourth Quarter Results  . . . . . . . . . . . . . . . . . . . 22
   The Effect of Inflation . . . . . . . . . . . . . . . . . . . 23
   Interest Rate Sensitivity . . . . . . . . . . . . . . . . . . 23
   Liquidity and Capital Resources . . . . . . . . . . . . . . . 25
   Commitments . . . . . . . . . . . . . . . . . . . . . . . . . 27
   1993 Compared to 1992 . . . . . . . . . . . . . . . . . . . . 27

UNITED BANKSHARES, INC.
FORM 10-K/A, PART I


Item 1.  BUSINESS

Item 2.  PROPERTIES

  The following discussion satisfies the reporting requirements of Items 1 and 2.

                     DESCRIPTION OF UNITED BANKSHARES, INC.


Organizational History and Subsidiaries
---------------------------------------

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


Offices
-------

  The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia.

  The main office of UNB is located at 514 Market Street, Parkersburg, West Virginia. United's corporate offices and UNB's executive offices are also located in Parkersburg at Fifth and Avery Streets. UNB operates three branches in the Parkersburg area, seven branches in the Charleston area, four branches in the Morgantown West Virginia area, two branches in Vienna, West Virginia, three branches in the Montgomery, West Virginia area, two branches in Ripley, West Virginia, and five branches in the Huntington, West Virginia area. UNB owns all of these facilities except for two in the Parkersburg area, and two in the Charleston area which are leased under operating leases. UNB also owns and operates six branches throughout West Virginia's northern panhandle. The main facility of UNB's Wheeling area is leased from Ogden Newspapers, Inc. See Part III - Transactions with Management and Others. UNB also operates five branch facilities in central West Virginia. UNB owns all five of these offices.

  Bank First conducts business from an office located at 1301 Beverly Road, McLean, Virginia under a lease agreement.

  The main office of UNB-S is located at 129 Main Street, Beckley, West Virginia. UNB-S operates four branches in southern West Virginia. UNB-S owns all of these facilities except for one in the Beckley area which is leased under an operating lease.


Employees
---------

  As of December 31, 1994 United and its subsidiaries had approximately 834 full-time equivalent employees and officers. Management considers employee relations to be excellent.


Business of United
------------------

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

Business of Subsidiary Banks
----------------------------

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

Lending Activities
------------------

  The total loan portfolio of United increased $116,290,000, or 9.85%, to $1,297,077,000, in 1994 and is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial loans decreased $10,068,000 or 4.61%, while real estate and consumer increased $120,929,000 or 16.37% and $4,019,000 or 1.75%, respectively.

Commercial Loans
----------------

  The commercial loan portfolio consists of loans to corporate borrowers in the small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Coal mining companies make up an insignificant portion of loans in the portfolio. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive review and independent evaluation of virtually all commercial loans by the loan committee prior to approval with ongoing updates of the loan portfolio.

Real Estate Loans
-----------------

  Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. Commercial real estate loans carry many of the same customers and industry risks as the commercial loan portfolio. Real estate mortgage loans to consumers are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. The loans generally do not exceed an 80% loan to value ratio at the loan origination date and most are at a variable rate of interest. These loans are considered to contain normal risk.

Consumer Loans
--------------

  Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. Personal loans, home equity, student loans and unsecured credit card receivables are also included as consumer loans. United monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Historically, losses on these types of loans have been minimal.

Underwriting Standards
----------------------

  United's loan underwriting guidelines and standards are updated periodically and are presented for approval by the loan committee of each of the respective Boards of Directors of its subsidiary banks. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United's primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards: to minimize loan losses by carefully investigating the credit history of each applicant, verifying the source of repayment and the ability of the applicant to repay, collateralizing those loans in which collateral is deemed to be required, exercising care in the documentation of the application, review, approval, and origination process, and administering a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgement of the loan officer assigned to the loan application. A loan officer may grant and justify a loan with slight variances from the underwriting guidelines and standards, however, the loan officer may not exceed their respective lending authority without obtaining the prior, proper approval from a superior, a regional supervisor, or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Loan Origination and Processing
-------------------------------

  United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, WV office. United also has a limited number of loans that are processed for other institutions for which United receives a processing fee. As of December 31, 1994, the balance of mortgage loans being processed by United for other institutions was $204,000.

Secondary Markets
-----------------

  Historically, United has not generally been in the business of selling or purchasing loans and has not originated loans with the intent to sell them in the secondary market. During 1994, United did not purchase or sell any loans in the secondary market.

Investment Activities
---------------------

  United's investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize return over the long-term in a manner that is consistent with good banking practices and relative safety of principal. United currently does not engage in trading account activity. The Asset/Liability Committee of United is responsible for the coordination and evaluation of the investment portfolio.

  Sources of funds for investment activities are "core deposits". Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are generally obtained as the result of a competitive bidding process.

  United's investment portfolio remains comprised largely of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an "A" rating.

  During 1994, United realized net losses from sales in the securities available for sale portfolio. The sales of these securities occurred as United, in response to the substantial rise in interest rates during 1994, readjusted the securities available for sale portfolio in order to increase interest income without extending the duration of the portfolio. The proceeds from these sales were reinvested in similar securities yielding a higher rate of return. The net losses from the sales of the securities are expected to be fully recovered within the first eight months of 1995.

  Additionally, United has begun using an off-balance-sheet instrument known as an interest rate swap, to further aid in interest rate risk management. The use of the interest rate swap is a cost effective means of synthetically altering the repricing structure of balance sheet items. The interest rate swap transaction involves the exchange of a floating interest rate payment based on the one month London inter-bank offered rate (LIBOR) for a fixed rate receipt based on the U. S. three year Treasury note. The net pay and receive amount is calculated on an underlying notional amount without the exchange of the underlying principal amount. The interest rate swap subjects United to market risk associated with changes in interest rates, as well as the risk that the counterparty will fail to perform. Performance risk is considered nominal by virtue of the caliber of the parties involved. Only the interest payments are exchanged, and therefor, cash requirements and exposure to credit risk are significantly less than the notional amount.

  The interest rate swap was entered into early in 1994 in response to tactical asset/liability management considerations; specifically, in response to declining market interest rates during 1993 and United's net interest margin being compressed due to the asset sensitivity position of the balance sheet.
The interest rate swap was to adjust the asset sensitivity to within United's policy of +10% or -10% of earning assets. The interest rate swap was entered into specifically to hedge prime rate indexed loans and swap a variable rate for a fixed rate.

  At December 31, 1994, the total notional amount of the interest rate swap in effect was only $50 million. The current maturity of the swap portfolio is two years and one month. During 1994, the interest rate swap reduced net interest income by $1,000. This impact was offset by higher net interest revenue generated by the on-balance sheet instruments hedged by the interest rate swap and produced a higher rate of return and net interest margin. At December 31, 1994, the estimated unrealized loss on the swap, which may reduce interest income in future periods, approximated $3,120,000. A key assumption utilized in computing the unrealized loss is that interest rates will remain at the December 31, 1994 level throughout the term of the agreement. United did not have interest rate swaps during 1993. For further details, see Interest Rate Sensitivity and the related Interest Rate Sensitivity Gap in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note M to the Consolidated Financial Statements.


Competition
-----------

  United faces a high degree of competition in nearly all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Putnam, Monongalia, Jackson, Cabell, Wayne, Hancock, Brooke, Ohio, Marshall, Gilmer, Braxton, Lewis, Webster, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; and Fairfax County in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to West Virginia's eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United's markets are the Parkersburg Metropolitan Statistical Area
(MSA), the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. These represent the five largest West Virginia MSA's. United considers the above counties and MSA's to be the primary market area for the business of its banking subsidiaries.

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


Economic Characteristics of Primary Market Area
-----------------------------------------------

    Although the market area of the banking subsidiaries encompass a portion of the coal fields located in southern West Virginia, an area of the state which has been economically depressed, the coal related loans in the loan portfolio of the banking subsidiaries constitute less than 2% of United's total loans outstanding. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production. This diversified economy has contributed to the positive trends in the personal income and unemployment rates in recent years. The West Virginia economy has a relatively slow growth rate, but is predicted by economists to continue on an upward path.

  Eleven of the 17 counties within United's primary West Virginia market area rank among the state's top twenty counties in terms of personal income and low unemployment rates. United generally serves the stronger economic areas of the state while maintaining a satisfactory CRA rating.


Regulation and Supervision
--------------------------

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

UNITED BANKSHARES, INC.
FORM 10-K/A, PART I


Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters

Dividends
---------

  The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Aggregate dividends were $1.06 per share in 1994, $.95 per share in 1993 and $.85 per share in 1992. Dividends are paid out of funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

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


Stock
-----

  As of December 31, 1994, 20,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 11,954,453 were issued and outstanding including 137,520 shares held as treasury shares. These shares are held by approximately 5,087 shareholders of record as of December 31, 1994. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. See PART III - Succession Management Stock Bonus Plan and Incentive Stock Option Plans. United offers an employee stock purchase plan for all employees. See PART III - Employee Benefit Plans. While there are no present plans, understandings, arrangements or agreements, except for the above incentive plans, to issue any additional shares of United stock, additional shares could be issued for the purpose of raising capital, in connection with acquisitions of other businesses, or for other appropriate purposes.

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

Market and Stock Prices of United
---------------------------------

  United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the trading symbol UBSI.

  The following table present the dividends and high and low prices of United's common stock during the periods set forth below:



                                                      United Historical
                                                           Basis
                                                      -----------------

  1995                                     Dividends   High        Low
  ----                                     ---------   ----        ---

First Quarter through February 28, 1995        $0.29  $24.50      $23.50

  1994
  ----

Fourth Quarter                                 $0.27  $24.75      $23.00
Third Quarter                                  $0.27  $25.75      $24.00
Second Quarter                                 $0.26  $26.75      $25.00
First Quarter                                  $0.26  $27.25      $25.50

  1993
  ----

Fourth Quarter                                 $0.25  $28.50      $25.25
Third Quarter                                  $0.24  $25.75      $21.50
Second Quarter                                 $0.23  $22.75      $19.75
First Quarter                                  $0.23  $23.50      $19.25

The high and low prices listed above are based upon information available to United's management from NASDAQ listings. No attempt has been made by United's management to ascertain the prices for every sale of its stock during the periods indicated. However, based on the information available, United's management believes that the prices accurately represent the amounts at which United's stock was traded during the periods indicated.

UNITED BANKSHARES, INC.
FORM 10-K/A, PART II

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


1994 COMPARED TO 1993

The following Earnings Summary is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion which is presented under specific headings on the following pages.


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


United's key performance measures, return on average assets and return on average equity, improved significantly from 1993 and remained very strong in comparison to industry standards. United's return on average assets of 1.42% makes United one of the nation's most profitable regional banking companies. In the December 31, 1994, Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation, United was ranked in the 85th percentile of bank holding companies nationwide in terms of return on average assets for the year ended December 31, 1994. United has a strong capital position and is well positioned to take advantage of future growth opportunities.


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


Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful with an efficiency ratio of 53.2%, which is well below that reported by peer group averages in the December 31, 1994 SNL Securities Comparison Report.


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


A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table on the following page of this report, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $124,816,000 or 7.53% of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan

UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of December 31, 1994:

Interest Rate Sensitivity Gap

                                                Days
                               -------------------------------------    Total      1 - 5        Over 5
                                 0 - 90       91 - 180     181 - 365   One Year    Years        Years       Total
                               ---------   -------------   ----------  ----------  -----------  ---------   ----------

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
                               =========      ==========   =========   ==========   =========   ==========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $ 658,187                               $  658,187                            $  658,187
  Time deposits of
    $100,000 & over               22,654      $   13,875   $  11,504       48,033   $  27,565                    75,598
  Other time deposits            114,102          91,208      81,641      286,951     169,525                   456,476
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                    71,809                                   71,809                                71,809
  FHLB advances and
    other long-term
    borrowings                    73,972          10,000                   83,972                                83,972
                               ---------      ----------   ---------   ----------   ---------   ----------   ----------

Total Interest-Bearing
  Funds                        $ 940,724      $  115,083   $  93,145   $1,148,952   $ 197,090                $1,346,042
                               =========      ==========   =========   ==========   =========   ==========   ==========

Interest Sensitivity
  Gap                          $(386,101)     $  (20,368)  $  87,822   $ (318,647)  $ 395,745   $  234,820   $  311,918
                               =========      ==========   =========   ==========   =========   ==========   ==========

Cumulative Gap                 $(386,101)     $ (406,469)  $(318,647)  $ (318,647)  $  77,098   $  311,918   $  311,918
                               =========      ==========   =========   ==========   =========   ==========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                  -23.29%         -24.52%     -19.22%      -19.22%       4.65%       18.81%       18.81%

Management
  Adjustments                    616,828         (41,121)    (82,244)     493,463    (493,463)                        0
Off-Balance
  Sheet Activities               (50,000)                                 (50,000)     50,000                         0
                               ---------      ----------   ---------   ----------   ---------   ----------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $ 180,727      $  119,238   $ 124,816   $  124,816   $  77,098   $  311,918   $  311,918
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

Commitments

The following table indicates the outstanding loan commitments of United in the categories stated:

                                        December 31
                                            1994
                                       -------------
Lines of credit authorized,
  but unused                           $ 244,975,000
Letters of Credit                         15,022,000
                                       -------------
                                       $ 259,997,000
                                       =============

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

                                       Year Ended                           Year Ended                        Year Ended
                                       December 31                          December 31                       December 31
                                         1994                                   1993                              1992
                          -------------------------------------  ----------------------------------  ------------------------------
(Dollars in                 Average                    Avg.        Average                   Avg.      Average                 Avg.
Thousands)                  Balance      Interest      Rate        Balance     Interest      Rate      Balance     Interest    Rate
                          ------------  ----------  -----------  -----------  -----------  --------  -----------  ----------  ------

ASSETS

Earning assets:
  Federal funds sold
    and securities
    purchased under
    agreements to
    resell and other
    short-term
    investments            $    6,125    $    250         4.08%  $   29,747   $      898      3.02%   $   50,051   $  1,860    3.72%
  Investment
    Securities:
    Taxable                   345,166      18,589         5.39%     371,583       20,531      5.53%      288,014     19,333    6.71%
    Tax exempt (1)             52,709       5,429        10.30%      59,307        6,360     10.72%       69,056      7,508   10.87%
                           ----------    --------   ----------   ----------   ----------   -------   -----------  ---------   -----
           Total
             Securities       397,875      24,018         6.04%     430,890       26,891      6.24%      357,070     26,841    7.52%


  Loans, net of
    unearned
    income (1) (2)          1,231,525      99,850         8.11%   1,134,001       92,168      8.13%      990,999     88,121    8.89%
Allowance for possible
  loan losses                 (19,595)                              (18,046)                             (14,453)
                           ----------                            ----------                           ----------
Net Loans                   1,211,930                     8.24%   1,115,955                   8.26%      976,546               9.02%
                           ----------    --------   ----------   ----------   ----------   -------   -----------  ---------   -----
Total earning assets        1,615,930     124,118         7.68%   1,576,592      119,957      7.61%    1,383,667    116,822    8.44%
Other assets                  137,394                               130,047                              112,481
           TOTAL ASSETS    $1,753,324                            $1,706,639                           $1,496,148
                           ==========                            ==========                           ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing
    deposits               $1,199,355    $ 38,614         3.22%  $1,193,622   $   40,837      3.42%   $1,061,358   $ 46,106    4.34%

  Federal funds
    purchased,
    repurchase
    agreements and
    other short-term
    borrowings                 78,699       2,571         3.27%      75,496        2,152      2.85%       92,878      2,824    3.04%

  FHLB advances                50,702       2,702         5.33%      40,528        2,020      4.98%       15,535        967    6.22%
                           ----------    --------   ----------   ----------   ----------   -------   -----------  ---------   -----
Total Interest-Bearing
  Funds                     1,328,756      43,887         3.30%   1,309,646       45,009      3.44%    1,169,771     49,897    4.27%
                                         --------                             ----------                          ---------
  Demand deposits             229,936                               213,544                              178,923
  Accrued expenses and
    other liabilities          16,567                                16,474                                6,385
                           ----------                            ----------                           ----------
           TOTAL
           LIABILITIES      1,575,259                             1,539,664                            1,355,079
Shareholders' Equity          178,065                               166,975                              141,069
                           ----------                            ----------                           ----------
       TOTAL LIABILITIES
         AND SHAREHOLDERS'
         EQUITY            $1,753,324                            $1,706,639                           $1,496,148
                           ==========                            ==========                           ==========

NET INTEREST INCOME                    $   80,231                               $ 74,948                           $ 66,925
                                       ==========                               ========                          ==========
INTEREST SPREAD                                           4.38%                               4.17%                            4.17%


NET INTEREST MARGIN                                       4.97%                               4.75%                            4.83%


   (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35% in 1994 and 1994 and 34% in 1992.

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


                                                   1994 Compared to 1993                 1993 Compared to 1992
                                             -----------------------------------  -------------------------------------
                                                 Increase (Decrease) Due to             Increase (Decrease) Due to
                                             -----------------------------------  -------------------------------------
                                                                 Rate/                                  Rate/
                                             Volume     Rate     Volume    Total   Volume    Rate       Volume    Total
                                             -------   -------   -----   -------   -------   --------   -------   ------
                                                       (In thousands)                        (In thousands)
Interest income:
 Federal funds sold, securities purchased
  under agreements to resell and other
  short-term investments                       ($713)  $   315   ($250)    ($649)    ($705)     ($225)     ($32)    ($962)
Investment securities:
 Taxable                                      (1,461)     (520)     39    (1,942)    5,649     (3,543)     (908)    1,198
 Tax exempt (1)                                 (708)     (249)     26      (931)   (1,060)      (104)       16    (1,148)

Loans (1),(2)                                  7,929      (227)    (20)    7,682    12,713     (7,532)   (1,134)    4,047
                                             -------   -------   -----   -------   -------    -------    ------   -------

    TOTAL INTEREST INCOME                      5,047      (681)   (205)    4,161    16,597    (11,404)   (2,058)    3,135
                                             -------   -------   -----   -------   -------    -------    ------   -------


Interest expense:
 Interest-bearing deposits                       196    (2,387)    (32)   (2,223)    5,740     (9,764)   (1,245)   (5,269)
 Federal funds purchased, repurchase
  agreements, and other short-term
  borrowings                                      91       317      11       419      (535)      (214)      195      (554)
 FHLB advances                                   507       142      33       682     1,555       (193)     (427)      935
                                             -------   -------   -----   -------   -------    -------    ------   -------

   TOTAL INTEREST EXPENSE                        794    (1,928)     12    (1,122)    6,760    (10,171)   (1,477)   (4,888)
                                             -------   -------   -----   -------   -------    -------    ------   -------

     NET INTEREST INCOME                     $ 4,253   $ 1,247   ($217)  $ 5,283   $ 9,837    ($1,233)    ($581)  $ 8,023
                                             =======   =======   =====   =======   =======    =======    ======   =======

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS


The following is a summary of loans outstanding at December 31, (Construction loans are not shown separately due to the insignificant amounts in all periods presented):

                               1994         1993         1992        1991       1990
                            -----------  -----------  -----------  ---------  ---------
                                                (In thousands)

Commercial, financial
  and agricultural          $  208,491   $  218,559   $  218,370   $203,864   $229,430
Real estate mortgage           842,819      726,122      640,838    514,316    489,832
Real estate construction        16,919       12,687       15,680     12,174      7,362
Consumer                       233,866      229,847      246,673    226,657    226,705
Less:  Unearned interest        (5,018)      (6,428)      (7,824)    (2,528)    (3,651)
                            ----------   ----------   ----------   --------   --------

Total loans                  1,297,077    1,180,787    1,113,737    954,483    949,678

Allowance for possible
  loan losses                  (20,008)     (19,015)     (15,952)   (14,070)   (12,187)
                            ----------   ----------   ----------   --------   --------

        TOTAL LOANS, NET    $1,277,069   $1,161,772   $1,097,785   $940,413   $937,491
                            ==========   ==========   ==========   ========   ========



At December 31, 1994, United had $527,434,000 in single family residential real estate loans and $300,679,000 in commercial real estate loans included in the above total loans.


The following is a summary of loans outstanding as a percent of total loans at December 31:

                             1994     1993     1992     1991     1990
                            -------  -------  -------  -------  -------

Commercial, financial
  and agricultural           16.01%   18.41%   19.47%   21.30%   24.07%
Real estate mortgage         64.73%   61.16%   57.14%   53.75%   51.38%
Real estate construction      1.30%    1.07%    1.40%    1.27%    0.77%
Consumer                     17.96%   19.36%   21.99%   23.68%   23.78%
                            ------   ------   ------   ------   ------

              TOTAL         100.00%  100.00%  100.00%  100.00%  100.00%
                            ======   ======   ======   ======   ======



REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans outstanding as of December 31, 1994:



                         Less Than    One To    Greater Than
                         One Year   Five Years   Five Years    Total
                         ---------  ----------  ------------  --------
Commercial, financial
  and agricultural         $27,291     $88,087       $93,113  $208,491
                           =======     =======       =======  ========


UNITED BANKSHARES, INC. AND SUBSIDIARIES



At December 31, 1994, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:

                                           One to       Over
                                         Five Years  Five Years
                                         ----------  ----------

                                             (In thousands)

Outstanding with fixed interest rates       $23,149     $24,470
Outstanding with adjustable rates            64,938      68,643
                                            -------     -------

                                            $88,087     $93,113
                                            =======     =======


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



                                                               December 31
                                               ------------------------------------------
                                                 1994     1993     1992     1991     1990
                                               ------  -------  -------  -------  -------
                                                              (In thousands)

Nonaccrual loans                               $3,733    8,588   12,446   11,719   15,200
Troubled debt restructurings                             2,453    1,355    1,928    2,063
Loans which are contractually past due 90
  days or more as to interest or principal,
  and are still accruing interest               2,303    2,476    2,154    3,525    5,578
                                               ------  -------  -------  -------  -------

           TOTAL                               $6,036  $13,517  $15,955  $17,172  $22,841
                                               ======  =======  =======  =======  =======



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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of investment securities held to maturity at December 31, 1994 and all securities at December 31, 1993 and 1992:

                                             1994      1993      1992
                                           --------  --------  --------
U.S. Treasury and other U.S. Government
  agencies and corporations                $ 84,843  $220,805  $215,511
State and political subdivisions             53,297    55,209    67,553
Mortgage-backed securities                   97,644   131,322    78,710
Marketable equity securities                            2,182     2,226
Other                                         7,062    20,909    26,017
                                           --------  --------  --------

TOTAL INVESTMENT SECURITIES                $242,846  $430,427  $390,017
                                           ========  ========  ========


The market value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its assumed prepayment speed. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. As presented in Note E--Investment Securities to the Consolidated Financial Statements, United had an unrealized loss of $7,805,000 on the mortgage-backed securities at December 31, 1994, as compared to a net unrealized gain of $241,000 at December 31, 1993. This decline in value from 1993 to 1994 is consistent with the increase in interest rates during 1994 and indicates that United's mortgage-backed securities are subject to a decreased assumed prepayment risk.


The following is a summary of the amortized cost, unrealized gains and losses and market value or available for sale securities at December 31, 1994:


                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------

                                                         (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                 $103,292        $127      $  774   $102,645
Marketable equity securities                   1,529         293          25      1,797
Other                                         13,898           2         305     13,595
                                            --------        ----      ------   --------

   TOTAL AVAILABLE-FOR-SALE SECURITIES      $118,719        $422      $1,104   $118,037
                                            ========        ====      ======   ========


The following table sets forth the maturities of the above securities at December 31, 1994, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

                                                  After 1 But         After 5 But
                               Within 1 Year     Within 5 Years     Within 10 Years    After 10 Years
                              ---------------  ------------------  -----------------  ----------------
                              Amount   Yield    Amount     Yield     Amount    Yield    Amount   Yield
                              -------  ------   -------  ---------  --------  -------  --------  ------

                                                             (In thousands)
U.S. Treasury and other
  U.S. Government agencies
  and corporations            $50,388   6.45%  $131,672  6.00%      $5,428    6.16%
States and political
  subdivisions (1)             10,277  11.66%    20,567  9.76%       8,492    8.63%    13,961    9.60%
Other                          23,494   4.53%    32,501  6.19%      22,906    6.45%    41,197    6.40%

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


                                      Federal     Securities Sold
                                       Funds     Under Agreements
                                     Purchased     to Repurchase
                                     ----------  -----------------

                                            (In thousands)
At December 31:
   1994                                $ 4,582           $ 67,227
   1993                                  5,339             67,271
   1992                                  8,218             64,233

Weighted average interest rate
  at year end:
   1994                                    5.7%               4.1%
   1993                                    2.9%               2.7%
   1992                                    3.1%               2.9%

Maximum amount outstanding at
  any month's end:
   1994                                $25,089           $103,486
   1993                                  7,509             85,515
   1992                                 20,937             83,127

Average amount outstanding during
  the year:
   1994                                $10,178           $ 68,521
   1993                                  7,808             67,688
   1992                                 20,016             70,972

Weighted average interest rate
  during the year:
   1994                                    4.3%               3.1%
   1993                                    3.0%               2.8%
   1992                                    3.3%               3.1%

At December 31, 1994, repurchase agreements include $66,780,000 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES



DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:


                               1994                 1993               1992
                         ----------------     ----------------     --------------
                         Amount      Rate     Amount      Rate     Amount    Rate
                         ------      ----     ------      ----     ------    ----

                                                 (In thousands)

Noninterest bearing
 demand deposits       $  229,936           $  213,544           $  178,923
Interest bearing
 demand deposits          230,402    2.26%     222,226    2.59%     302,794  3.47%
Savings deposits          449,142    2.84%     444,788    3.06%     245,052  3.89%
Time deposits             519,811    3.97%     526,608    4.08%     513,512  5.06%
                       ----------           ----------           ----------

  TOTAL                $1,429,291    3.22%  $1,407,166    3.42%  $1,240,281  4.34%
                       ==========           ==========           ==========



Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1994 are summarized as follows:

                            (In thousands)

        3 months or less          $23,122
 Over 3 through 6 months           12,212
Over 6 through 12 months           11,504
          Over 12 months           28,760
                                  -------

 TOTAL                            $75,598
                                  =======


RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

                              1994    1993    1992
                             ------  ------  ------

Return on average assets      1.42%   1.27%   1.09%
Return on average equity     13.98%  13.00%  11.60%
Dividend payout ratio (1)    50.61%  50.30%  49.80%
Average equity to average
assets ratio                 10.16%   9.78%   9.43%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:


                                                     1994         1993         1992        1991       1990
                                                  -----------  -----------  -----------  ---------  ---------

                                                                         (In thousands)
Balance of allowance for possible loan
 losses at beginning of year                      $   19,015   $   15,952   $   14,070   $ 12,187   $ 10,137

Allowance of purchased company at date
 of acquisition                                                       504        2,784                   198

Loans charged off:
 Commercial, financial and agricultural                  708        1,088        3,108      4,636      4,244
 Real estate                                              65          649        1,477        175        321
 Consumer and other                                      943        1,004        1,286      1,785      1,736
                                                  ----------   ----------   ----------   --------   --------

                  TOTAL CHARGE-OFFS                    1,716        2,741        5,871      6,596      6,301

Recoveries:
 Commercial, financial and agricultural                  577          438          168        403        407
 Real estate                                              13          231          154         48         25
 Consumer and other                                      301          299          405        393        280
                                                  ----------   ----------   ----------   --------   --------

                   TOTAL RECOVERIES                      891          968          727        844        712
                                                  ----------   ----------   ----------   --------   --------

              NET LOANS CHARGED OFF                      825        1,773        5,144      5,752      5,589
Addition to allowance (1)                              1,818        4,332        5,242      7,635      7,441

  BALANCE OF ALLOWANCE FOR POSSIBLE
         LOAN LOSSES AT END OF YEAR                   20,008       19,015       15,952     14,070     12,187
                                                  ----------   ----------   ----------   --------   --------


Loans outstanding at the end of period (gross)    $1,302,095   $1,187,215   $1,121,561   $957,010   $953,329
                                                  ==========   ==========   ==========   ========   ========

Average loans outstanding during
 period (net of unearned income)                  $1,231,525   $1,134,001   $  990,999   $949,784   $910,685
                                                  ==========   ==========   ==========   ========   ========

Net charge-offs as a percentage of
 average loans outstanding                              0.07%        0.16%        0.52%      0.61%      0.61%

Allowance for possible loan losses as
 a percentage of nonperforming loans                   331.5%       140.7%       100.0%      81.9%      53.4%

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES



     Allocation of allowance for
      possible loan losses at
      years ending:                  1994     1993     1992     1991     1990
                                   ------  -------  -------  -------  -------
      Commercial, financial and
         agricultural              $7,526  $ 8,109  $ 6,406  $ 6,534  $ 5,750

      Real estate                     499      476    1,375    1,382    1,093

      Consumer and other            1,313    1,733    5,481    5,434    4,694
                                   ------  -------  -------  -------  -------

          Total                    $9,338  $10,318  $13,262  $13,350  $11,537
                                   ======  =======  =======  =======  =======


   The portion of the allowance for loan losses that is not specifically allocated to individual credits has been apportioned among the separate loan portfolios based on the relative risk of each portfolio.



     % of Loans Per Category                          1994     1993     1992     1991     1990
    -----------------------                         ------   ------   ------   ------   ------

      Commercial, financial and
         agricultural                                80.60%   78.59%   48.30%   48.94%   49.84%

      Real estate                                     5.34%    4.61%   10.37%   10.35%    9.47%

      Consumer and other                             14.06%   16.80%   41.33%   40.71%   40.69%
                                                    ------   ------   ------   ------   ------

          Total                                     100.00%  100.00%  100.00%  100.00%  100.00%
                                                    ======   ======   ======   ======   ======


                        CONSENT OF INDEPENDENT AUDITORS


   We consent to the incorporation by reference in the Registration Statements (Form S-8, No. 33-22941 and Form S-8, No. 33-32522) pertaining to the Incentive Stock Option Plan and the Savings and Stock Investment Plan of United Bankshares, Inc. and subsidiaries, respectively, and the related Prospectus of our report dated February 10, 1995, with respect to the consolidated financial statements of United Bankshares, Inc. and subsidiaries included in this Annual Report (Form 10-K/A), as amended, for the year ended December 31, 1994.



                                                     /s/ERNST & YOUNG LLP



Charleston, West Virginia
February 6, 1996

                        CONSENT OF INDEPENDENT AUDITORS


   We consent to the reference to our firm, in the December 31, 1994 Annual Securities Report (Form 10-K/A), as amended, of United Bankshares, Inc., as Independent Certified Public Accountants and to the use of our report dated January 25, 1993 with respect to the consolidated financial statements of Financial Future Corporation and Subsidiaries as of December 31, 1992, and for each of the three years in the period ended December 31, 1992.



                                                     /s/Somerville & Company



Huntington, West Virginia
February 6, 1996

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     UNITED BANKSHARES, INC.
                                     -----------------------
                                           (Registrant)



Date  February 8, 1996               /s/ Joseph Wm. Sowards
    --------------------           ----------------------------
                                    Joseph Wm Sowards, Executive
                                    Vice President and Secretary