Form 10-K
period 1995-12-31
UNITED BANKSHARES INC/WV
filed 1996-04-01
CIK 729986

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1995
                       Commission File Number:   0-13322

                            United Bankshares, Inc.
                            -----------------------
            (Exact name of registrant as specified in its charter)

         West Virginia                                     55-0641179
         -------------                                     ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

300 United Center
500 Virginia Street, East
Charleston, West Virginia                                    25301
- - -------------------------                                    -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (304) 424-8761

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

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 29, 1995 was approximately $270,056,000.

     As of February 29, 1996, United Bankshares, Inc. had 12,156,571 shares of common stock outstanding with a par value of $2.50.

     The registrant does not elect to incorporate by reference any documents other than certain exhibits as part of the Form 10-K.

Page 1 of  103  pages.   Index to Exhibits is on page   94  .
         ------                                       ------

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)

As of the date of filing this Annual Report, neither the annual shareholders' report for the year ended December 31, 1995, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX

Part I                                                             Page
- - ------                                                             ----

Item 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . .   4

Item 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 14

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . 14

Part II
- - -------

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . 15

Item 6.    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . 19

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


      Introduction  . . . . . . . . . . . . . . . . . . . . . . .  22
      1995 Compared to 1994 . . . . . . . . . . . . . . . . . . .  22
      Fourth Quarter Results  . . . . . . . . . . . . . . . . . .  28
      The Effect of Inflation . . . . . . . . . . . . . . . . . .  28
      Interest Rate Sensitivity . . . . . . . . . . . . . . . . .  28
      Liquidity and Capital Resources . . . . . . . . . . . . . .  31
      Commitments . . . . . . . . . . . . . . . . . . . . . . . .  32
      1994 Compared to 1993 . . . . . . . . . . . . . . . . . . .  33


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . 46

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES

           This item is omitted since it is not applicable.

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)


CROSS-REFERENCE INDEX - CONTINUED


Part III                                                           Page
- - ----------                                                         ----
[S]         [C]

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  75

Item 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .  82

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .  75

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .  91

Part VI
- - -------

Item 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
           ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .  93

UNITED BANKSHARES, INC.
FORM 10-K, PART I


Item 1.  BUSINESS

Item 2.  PROPERTIES

    The following discussion satisfies the reporting requirements of Items 1 and 2.

                    DESCRIPTION OF UNITED BANKSHARES, INC.

Organizational History and Subsidiaries
- - ---------------------------------------

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

    Since that time UNB has acquired through merger or consolidation the following banks: Heritage Bancorp, Inc. (a holding company); First National Bank of Ripley; Kanawha Banking and Trust Company; Ohio Valley National Bank; Elk National Bank; Montgomery National Bank, the sole subsidiary of Liberty Bancshares Inc., a bank holding company; First Bank of Ceredo, the bank subsidiary of Financial Future Corporation, a bank holding company; CB&T Westover Bank; and the Star City Branch of Community Bank & Trust, N. A.

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

    On October 11, 1995, United formed Commercial Interim Bank, Inc. ("Interim Bank"), a state member bank located in Arlington, Virginia, to facilitate the acquisition of First Commercial Bank of Arlington, Virginia ("FCB"). United then merged Bank First into Interim Bank from its wholly owned subsidiary, UBF. Concurrent with the merger of Bank First into Interim Bank, UBF was merged into United. United acquired FCB on October 31, 1995 and merged it into Interim Bank. United then effected a name change of Interim Bank to First Commercial Bank. On March 18, 1996 First Commercial Bank's name was changed to United Bank.

    United National Bank-South ("UNB-S"), was formed on November 1, 1992, as a part of United's acquisition of Summit Holding Corporation and their lead bank, Raleigh County National Bank.

    On January 27, 1996, UNB-S was merged into and became a part of UNB. Offices of UNB-S became branch offices of UNB.

    In late 1988, United chartered and capitalized United Venture Fund, Inc., a West Virginia corporation which has qualified as a Capital Company under the West Virginia Capital Company Act. This subsidiary makes loans and limited equity investments, consistent with the Bank Holding Company Act, that will result in or contribute to new jobs and/or industry in West Virginia.

Offices
- - -------

    The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia.

    The main office of UNB is located at 514 Market Street, Parkersburg, West Virginia. United's corporate offices and UNB's executive offices are also located in Parkersburg at Fifth and Avery Streets. Currently, all of UNB's offices are located in West Virginia. UNB operates three branches in the Parkersburg area, seven branches in the Charleston area, three branches in the Morgantown area, two branches in Vienna, three branches in the Montgomery area, two branches in Ripley, four branches in the Huntington, area and four branches in the Beckley, area. UNB owns all of these facilities except for two in the Parkersburg area, two in the Charleston area and one in the Beckley area, which are leased under operating leases. UNB also owns and operates six branches throughout West Virginia's northern panhandle. The main facility of UNB's Wheeling office is leased from Ogden Newspapers, Inc. See Part III -
                                                      ------------
Transactions with Management and Others. UNB also operates five branch facilities in central West Virginia. UNB owns all five of these offices.

    United Bank conducts business from an office located at 3801 Wilson Boulevard, Arlington, Virginia with a branch office at 1301 Beverly Road, McLean, Virginia under a lease agreement.

Employees
- - ---------

    As of December 31, 1995 United and its subsidiaries had approximately 819 full-time equivalent employees and officers. None of these employees is represented by a collective bargaining unit, and management considers employee relations to be excellent.

Business of United
- - ------------------

    As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United's present business is the operation of its bank subsidiaries. As of December 31, 1995, United's consolidated assets approximated $1,815,443,000 and total shareholders' equity approximated $201,222,000.

    United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board's Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, offers or expressions of interest as to potential opportunities; although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. With regard to pending acquisitions, United has executed a definitive merger agreement with Eagle Bancorp, Charleston, West Virginia, dated as of August 18,

1995. For further discussion, see Note Q, Notes to Consolidated Financial Statements.

Business of Subsidiary Banks
- - ----------------------------

    All of United's subsidiary banks are full-service commercial banks and, as such, engage in most types of business permitted by law and regulation.
Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As a part of their lending function, UNB and United Bank offer credit card services including accounts issued under the name of certain correspondent banks.

    UNB also maintain trust departments which act as trustees under wills, trust and pension and profit sharing plans, as executors and administrators of estates, and as guardians for estates of minors and incompetents, and in addition perform a variety of investment and security services. UNB trust services are available to customers of affiliate banks. UNB provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

    UNB is members of a regional network of automated teller machines known as the MAC ATM network while United Bank participates in the MOST network. Through MAC and MOST, all of United's subsidiary banks are participants in a network known as Cirrus which provides banking on a nationwide basis.

Lending Activities
- - ------------------

    The total loan portfolio of United increased $76,928,000, or 5.93%, to $1,374,005,000, in 1995 and is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and real estate loans increased $10,309,000 or 4.94% and $74,411,000 or 8.66%, respectively, while consumer loans, net of unearned income, decreased $7,792,000 or 3.40%.

Commercial Loans
- - ----------------

    The commercial loan portfolio consists of loans to corporate borrowers in the small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Coal mining companies make up an insignificant portion of loans in the portfolio. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive review and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval with ongoing updates of the loan portfolio.

Real Estate Loans
- - -----------------

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

Consumer Loans
- - --------------

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

Underwriting Standards
- - ----------------------

    United's loan underwriting guidelines and standards are updated periodically and are presented for approval by each of the respective Boards of Directors of its subsidiary banks. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United's primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards: to minimize loan losses by carefully investigating the credit history of each applicant, verifying the source of repayment and the ability of the applicant to repay, collateralizing those loans in which collateral is deemed to be required, exercising care in the documentation of the application, review, approval, and origination process, and administering a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgement of the loan officer assigned to the loan application. A loan officer may grant and justify a loan with slight variances from the underwriting guidelines and standards. However, the loan officer may not exceed their respective lending authority without obtaining the prior, proper approval from a superior, a regional supervisor, or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Loan Origination and Processing
- - -------------------------------

    United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. United also has a limited number of loans that are processed for other institutions for which United receives a processing fee. As of December 31, 1995, the balance of mortgage loans being processed by United for other institutions was $30,000.

Secondary Markets
- - -----------------

    Historically, United has not been in the business of selling or purchasing loans and has not originated loans with the intent to sell them in the secondary market. During 1995, United did not purchase or sell any loans in the secondary market.

Investment Activities
- - ---------------------

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

    Sources of funds for investment activities include "core deposits". Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are generally obtained as the result of a competitive bidding process.

    United's investment portfolio remains comprised largely of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an "A" rating.

    During 1994, United realized net losses from sales in the securities available for sale portfolio. The sales of these securities occurred as United, in response to the substantial rise in interest rates during 1994, readjusted the securities available for sale portfolio in order to increase interest income without extending the duration of the portfolio. The proceeds from these sales were reinvested in similar securities yielding a higher rate of return. The net losses from the sales of the securities were fully recovered within the first eight months of 1995 through the repurchase of higher yielding securities. There were no securities sales in 1995.

    Additionally, United has used an off-balance-sheet instrument known as an interest rate swap, to further aid in interest rate risk management. The use of the interest rate swap is a cost effective means of synthetically altering the repricing structure of certain balance sheet items. The interest rate swap transaction involves the exchange of a floating interest rate payment based on the one month London inter-bank offered rate (LIBOR) for a fixed rate receipt based on the U. S. three year Treasury note. The net pay and receive amount is calculated on an underlying notional amount without the exchange of the underlying principal amount. The interest rate swap subjects United to market risk associated with changes in interest rates, as well as the risk that the counterparty will fail to perform. Performance risk is considered nominal by virtue of the caliber of the parties involved. Only the interest payments are exchanged, and therefor, cash requirements and exposure to credit risk are significantly less than the notional amount.

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

    At December 31, 1995, the total notional amount of the interest rate swap in effect was only $50 million. The current maturity of the swap portfolio is one year and one month. During 1995, the interest rate swap reduced net interest income by $787,000. This impact was offset by higher net interest revenue generated by the on-balance sheet instruments hedged by the interest rate swap and produced a higher rate of return and net interest margin. At December 31, 1995, the estimated unrealized loss on the swap, which may reduce interest income in future periods, approximated $738,000. A key assumption utilized in computing the unrealized loss is that interest rates will remain at the December 31, 1995 level throughout the term of the agreement. United did not have interest rate swaps prior to 1994. For further details, see Interest Rate Sensitivity and the related Interest Rate Sensitivity Gap in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note L to the Consolidated Financial Statements.

Operating Subsidiaries
- - ----------------------

    UNB is currently in the process of forming two operating subsidiaries, United Brokerage Services, Inc. and United Mortgage Company, Inc. United anticipates that both of these operating subsidiaries of UNB will be chartered and will have obtained all necessary regulatory approvals for operations to begin during the second quarter of 1996.

    United Brokerage Services, Inc. will be a fully-disclosed broker/dealer and a registered Investment Advisor registered with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. will offer a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

    United Mortgage Company, Inc. is being formed in connection with the pending merger of Eagle Bancorp, Inc. ("Eagle") with and into United and the related merger of First Empire Federal Savings and Loan Association ("First Empire") with and into UNB. In accordance with the merger agreement, UNB will request regulatory approval to form and operate United Mortgage Company, Inc. The business of United Mortgage Company, Inc. will be the origination and acquisition of residential real estate loans for resale, the conducting of mortgage loan servicing activities for certain loans, and generally the activities commonly conducted by a mortgage banking company.

Competition
- - -----------

    United faces a high degree of competition in nearly all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Putnam, Monongalia, Jackson, Cabell, Wayne, Hancock, Brooke, Ohio, Marshall, Gilmer, Braxton, Lewis, Webster, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; and Arlington and Fairfax Counties in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to West Virginia's eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United's markets are the Parkersburg Metropolitan Statistical Area (MSA), the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. These represent the five largest West Virginia MSA's. United considers the above counties and MSA's to be the primary market area for the business of its banking subsidiaries.

    West Virginia banks are permitted unlimited branch banking throughout the state. In addition, interstate acquisitions of and by West Virginia banks and bank holding companies are permissible on a reciprocal basis. West Virginia also allows reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United's market.

    As of December 31, 1995, there were 14 multi-bank holding companies and 33 one-bank holding companies in the State of West Virginia registered with the Federal Reserve System. United presently ranks fourth among these bank holding companies and second among holding companies headquartered in West Virginia based on both asset and deposit size. These holding companies are headquartered in various West Virginia cities and control banks throughout the state, including banks which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area
- - -----------------------------------------------

    Although the market area of the banking subsidiaries encompass a portion of the coal fields located in southern West Virginia, an area of the state which has been economically depressed, the coal related loans in the loan portfolio of the banking subsidiaries constitute less than 2% of United's total loans outstanding. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production. This diversified economy has contributed to the positive trends in the personal income and unemployment rates in recent years as personal income has increased from $14,315 in 1991 to $17,096 in 1994 and the state's overall unemployment rate has declined from 10.5% in 1991 to 7.8% in 1995, according to available information from the West Virginia Bureau of Employment Programs.

    Eleven of the 17 counties within United's primary West Virginia market area rank among the state's top twenty counties in terms of personal income and low unemployment rates. United generally serves the stronger economic areas of the state while maintaining a satisfactory CRA rating.

Regulation and Supervision
- - --------------------------

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

    UNB, as national banking associations, is subject to supervision, examination and regulation by the Office of the Comptroller of the Currency. UNB is also a member of the Federal Reserve System, and as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder.

    United Bank, as a Virginia state member bank, is subject to supervision, examination and regulation by the Federal Reserve System, and as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. United Bank is subject to regulation by the Virginia Corporation Commission's Bureau of Financial Institutions.

    The deposits of United's wholly-owned banking subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. Accordingly, these banks are also subject to regulation by the FDIC.

UNITED BANKSHARES, INC.
FORM 10-K, PART I


Item 3.  Legal Proceedings

Litigation
- - ----------

    The reader is directed to Note L - Notes to Consolidated Financial
Statements.


Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.

FORM 10-K, PART II


Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters

Stock
- - -----

    As of December 31, 1995, 20,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 12,156,571 were issued and outstanding including 140,520 shares held as treasury shares. These shares are held by approximately 4,844 shareholders of record as of December 31, 1995. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. Additionally, United is presenting an incentive stock option plan to its shareholders for their approval at the 1996 Annual Meeting. See PART III - Succession Management Stock Bonus
                            ------------
Plan and Incentive Stock Option Plans. United offers an employee stock purchase plan for all employees. See PART III - Employee Benefit Plans. While there are
                        ------------
no present plans, understandings, arrangements or agreements, except for the above incentive plans, additional shares could be issued for the purpose of raising capital, in connection with acquisitions of other businesses, or for other appropriate purposes.

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

Dividends
- - ---------

    The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Aggregate dividends were $1.17 per share in 1995, $1.06 per share in 1994 and $.95 per share in 1993. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

Payment of Dividends by United is dependent upon payment of dividends to it by its subsidiary banks. The ability of national banks to pay dividends is subject to certain limitations imposed by the national banking laws. Generally, the most restrictive provision requires approval by the Office of the Comptroller of the Currency ("OCC") if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. Payment of dividends by United's state member bank is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board ("FRB") is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of both the OCC and the FRB is required when a national bank or state member bank has deficit retained earnings but has sufficient current year's net income, as defined, plus the retained net profits of the two preceding years. The OCC and FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The OCC has issued guidelines for dividend payments by national banks, emphasizing that proper dividend size depends on the bank's earnings and capital while the FRB has issued similar guidelines pertaining to state member banks. See Note C - Notes to Consolidated Financial Statements.

Market and Stock Prices of United
- - ---------------------------------

    United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the trading symbol UBSI.

    The following table presents the dividends and high and low prices of United's common stock during the periods set forth below:

                                            United Historical
                                                  Basis
                                            -----------------
  1996                   Dividends          High          Low
  ----                   ---------          ----          ---
First Quarter through
February 29, 1996           (1)            $30.00        $29.00

  1995
  ----

Fourth Quarter              $0.30          $31.00        $29.00
Third Quarter               $0.29          $30.50        $26.25
Second Quarter              $0.29          $27.75        $25.25
First Quarter               $0.29          $26.00        $23.25

  1994
  ----

Fourth Quarter              $0.27          $24.75        $23.00
Third Quarter               $0.27          $25.75        $24.00
Second Quarter              $0.26          $26.75        $25.00
First Quarter               $0.26          $27.25        $25.50

(1) On February 26, 1996, United declared a dividend of $0.30 per share, payable April 1, 1996, to shareholders of record as of March 8, 1996.

The high and low prices listed above are based upon information available to United's management from NASDAQ listings. No attempt has been made by United's management to ascertain the prices for every sale of its stock during the periods indicated. However, based on the information available, United's management believes that the prices fairly represent the amounts at which United's stock was traded during the periods indicated.

UNITED BANKSHARES, INC.
FORM 10-K, PART II


Item 6.  Selected Financial Data

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                    (In thousands except for per share data)

                                                         Five Year Summary
                                  ---------------------------------------------------------------
                                     1995         1994         1993         1992         1991
                                  -----------  -----------  -----------  -----------  -----------
Total interest income             $  136,460   $  121,157   $  116,505   $  113,502   $  126,863
Total interest expense                54,770       43,887       45,009       49,897       64,851
Net interest income                   81,690       77,270       71,496       63,605       62,012
Provision for possible
  loan losses                          2,075        1,818        4,332        4,242        7,635
Other income                          12,616       11,222       12,673       11,123       10,051
Other expenses                        48,881       48,676       49,690       46,991       45,102
Income taxes                          15,271       13,096        9,770        7,136        5,555
Income before cumulative
  effect of accounting change         28,079       24,902       20,377       16,359       13,771
Net income                            28,079       24,902       21,706       16,359       13,771
Cash dividends(1)                     13,817       12,604       10,918        7,914        7,077
Per common share:
  Income before cumulative
   effect of accounting change          2.35         2.08         1.71         1.52         1.31
  Net income                            2.35         2.08         1.82         1.52         1.31
  Cash dividends(1)                     1.17         1.06         0.95         0.85         0.81
  Book value per share                 16.75        15.21        14.34        13.44        12.66
Return on average
  shareholders' equity                 14.81%       13.98%       13.00%       11.60%       10.73%
Return on average assets                1.58%        1.42%        1.27%        1.09%        0.97%
Average assets                     1,779,331    1,753,324    1,706,639    1,496,148    1,417,506
Investment securities                309,473      360,883      430,427      390,017      311,298
Net loans                          1,374,005    1,297,077    1,161,772    1,097,785      940,413
Total assets                       1,815,443    1,787,641    1,720,184    1,688,903    1,425,006
Total deposits                     1,473,266    1,434,852    1,430,529    1,411,892    1,212,619
Long-term borrowings                  33,900       83,972       32,203       28,067        2,025
Total borrowings
  and other liabilities              140,955      173,043      118,683      116,791       80,006
Shareholders' equity                 201,222      179,746      170,972      160,220      132,381

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

1995 COMPARED TO 1994

The following Earnings Summary is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion which is presented under specific headings on the following pages.

EARNINGS SUMMARY

For the year ended December 31, 1995, net income increased 12.8% to a record $28,079,000. Net income per share of $2.35 for the year was up 13.0% from $2.08 in 1994. United's return on average assets of 1.58% makes United one of the nation's most profitable regional banking companies. Dividends per share increased 10.4% from $1.06 in 1994 to a record level of $1.17 per share in 1995. This was the twenty-second consecutive year of dividend increases to shareholders. Core earnings, or earnings before taxes, security transactions, cumulative effect of change in accounting principle and the provision for possible loan losses, were strong and increased 11.6% for 1995 compared to 1994. These strong core earnings are indicative of the 5.7% increase in net interest income driven by an increase in average net earning assets with significant growth of 7.3% in average net loans.

Factors contributing to the 1995 earnings increase include an improved net interest margin, partially resulting from a $27,511,000 increase in average earning assets from 1994 and an overall increase in noninterest income which included fewer losses on the sale of securities. The favorable impact of the above items was partly offset by increased occupancy expenses and increased income taxes as a result of the higher level of pre-tax earnings. United is in the process of realigning its interest rate sensitivity for 1996 to a more interest-rate-neutral position. This investment strategy may reduce current earnings, but should enhance United's future earnings momentum.

United's key performance measures, return on average assets and return on average equity, improved significantly from 1994 and remained very strong in comparison to industry standards. United's return on average assets of 1.58% and return on average shareholders' equity of 14.81% both compare excellently with regional peer grouping ratios of 1.17% and

12.56% and national peer group ratios of 1.21% and 13.47%, respectively, according to information provided by Wheat, First Securities, Inc. United is one of the nation's most profitable regional banking companies. United has a strong capital position and is well positioned to take advantage of future growth opportunities.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

Net Interest Income

Net interest income represents the primary component of United's earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to fund these earning assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 1995, are explained below.

For the years ended December 31, 1995 and 1994, net interest income approximated $81,690,000 and $77,270,000, respectively. On a tax-equivalent basis the net interest margin was strong at 5.15% in 1995 and 4.97% in 1994. Higher average loan volumes of approximately $89 million resulting primarily from an acquisition contributed to the increase in net interest income. At 5.15%, United's net interest margin remains well above peer group averages.

Total interest income of $136,460,000 increased 12.6% in 1995 over 1994 as a result of higher volumes of interest-earning assets. Comparing year-end 1995 to year-end 1994, a moderate decrease occurred in consumer loans of 3.8% while commercial loans and mortgage loans showed increases of 4.9% and 8.7%, respectively.

Total interest expense increased $10,883,000 or 24.8% in 1995. This increase can be attributed primarily to United's competitive pricing of interest-bearing deposits in its markets and continued change in the retail deposit mix as customers shift funds into products offering higher yields. United's average interest-bearing deposits increased by 1.9% in 1995, while its average long-term borrowings decreased 23.5% and average short-term borrowings increased 5.50%. United made greater use of short-term funds as the Federal Reserve held short-term rates steady at approximately 6.0% for nearly half of 1995. The average cost of funds, which increased from 3.30% in 1994 to 4.07% in 1995, reflected the general upward trend in market interest rates during 1995.

Provision for Possible Loan Losses

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United's process of evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. See Note F to the Consolidated Financial Statements for a discussion of concentrations of credit risk.

Nonperforming loans were $9,089,000 at December 31, 1995 and $6,036,000 at December 31, 1994, an increase of 50.6%. The level of nonperforming assets increased as a result of delinquencies on certain large balance commercial creditors and nonperforming assets purchased in a recent acquisition. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. United has no significant troubled debt restructurings. Loans past due 90 days or more increased $1,853,000 or 80.5% during 1995; nonaccrual loans increased $1,201,000 or 32.2% since year-end 1994. Much of the increase in nonaccrual loans was the result of the addition of a single large commercial loan to nonaccrual status. United is currently negotiating workout terms with the borrowers and will closely monitor the ongoing status. Nonperforming loans represented 0.50% of total assets at the end of 1995, which is approximately one-half of the national peer levels.

At year-end 1995 and 1994 the allowance for possible loan losses was 1.46% and 1.54% of total loans, net of unearned income, respectively. At December 31, 1995 and 1994, the ratio of the allowance for loan losses to nonperforming loans was 220.2% and 331.5%, respectively.

Management believes that the allowance for loan losses of $20,017,000 as of December 31, 1995, is adequate to provide for potential losses on existing loans based on information currently available.

For the years ended December 31, 1995 and 1994 the provision for loan losses was $2,075,000 and $1,818,000, respectively. The slight increase can be attributed to the higher net charge-offs and the increase in nonperforming loans during 1995. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgement, deserve recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions.

Total net charge-offs were $3,083,000 in 1995 and $825,000 in 1994, which represents 0.23% and 0.07% of average loans for the respective years. United's ratio of net charge-offs to average loans is comparable to its peers' ratio of 0.19% in 1995 and compared very favorably with its peers' ratio of 0.22% in 1994.

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

Effective January 1, 1995, United adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan,"(SFAS No.
114), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," collectively SFAS 114. As a result of applying the rules prescribed by SFAS No. 114, certain loans are being reported at the present value of their expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At the time of adoption of SFAS No. 114, United had approximately $8,000,000 of loans which were considered impaired in accordance with the guidelines prescribed by SFAS No. 114. The adoption of SFAS No. 114 did not have a material impact on the allowance for loan losses, the provision for possible loan losses, the charge-off policy or the comparability of credit risk.

Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the original terms of the loan agreement. The specific factors that influence management's judgement in determining when a loan is impaired include the evaluation that the loan is classified as "substandard" or worse, also the strength of the borrower
and the net realizable value of the collateral.    A valuation allowance is
required to the extent that the measure of the impaired loans is less than the recorded investment. A specifically reviewed loan is not impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. United defines "minimum delay" as past due less than 90 days.

SFAS 114 does not apply to smaller balance, larger groups of homogeneous loans such as consumer installment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property. United applies the measurement methods described above to these loans on a loan-by-loan basis. Smaller balance populations of business loans, loans with a balance of $100,000 or less, which are not specifically reviewed in accordance with United's normal credit review procedures, are also excluded from the application of SFAS 114.

Impaired loans are charged-off when the impaired loan, or a portion thereof, is considered uncollectible or is transferred to other real estate owned.

Consistent with United's existing method of income recognition for loans, interest receipts on impaired loans, except those classified also as nonaccrual, are recognized as interest income using the accrual method of income recognition. United's method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash method of income recognition or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $9,545,000. For the year ended December 31, 1995, United recognized interest income on those impaired loans of approximately $412,000, substantially all of which was recognized using the accrual method of income recognition. The amount of interest income which would have been recorded under the original terms for the above loans was $633,000.

At December 31, 1995, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $8,792,000 (of which $4,934,000 were on a nonaccrual basis). Included in this amount was $4,793,000 of impaired loans for which the related allowance for credit losses was $1,918,000 and $3,999,000 of impaired loans that did not have an allowance for credit losses. The impact of adopting SFAS 114 was immaterial to the financial condition and operations of United as of and for the year ended December 31, 1995, and had no material impact on the comparability of the credit risk as presented herein.

United has commercial real estate loans, including owner occupied, income producing real estate and land development loans, of approximately $328,226,000 and $300,679,000 as of December 31, 1995 and 1994, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

Other Income

Noninterest income has been and will continue to be an important factor contributing to United's profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues which are not included in interest and fee income related to earning assets. In 1995, other income, excluding securities transactions, increased when compared to 1994. The overall increase in noninterest income of $1,394,000 or 12.4% is primarily attributed to the absence of net losses on securities transactions incurred in 1994 and a $541,000 increase in service charges, commissions and fees.

Trust income increased $43,000 or 1.5% in 1995. This was due to repricing of services and an increased volume of trust business.

Service charges, commissions and fees increased by $541,000 or 6.3% in 1995. This income consists of charges and fees related to various banking services provided by United. The increase was primarily due to a combination of increased fees in bankcard accounts and an increased fee structure for sales of checking related products.

Securities transactions resulted in a net loss of $872,000 in 1994. The proceeds from these sales were reinvested in similar securities yielding a higher rate of return. The net losses from the sales of the securities were fully recovered within the first eight months of 1995. There were no securities sales in 1995.

On January 1, 1994, United adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115) which was effective for fiscal years beginning after December 15, 1993. The $872,000 of net securities losses for 1994 relates primarily to debt securities losses of approximately $1,024,000 which were classified as available for sale. For further details, see Note D to the Consolidated Financial Statements.

On November 15, 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provision of that Special Report, United chose to reclassify securities from held-to-maturity to available-for-sale. At the date of the transfer the amortized cost of those securities was $103,595,000, and the unrealized gain on those securities was $242,000, which is included in shareholders' equity. This enabled United to take advantage of certain interest rate risk management strategies.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful with an efficiency ratio of 50.1%, which is well below the 64.7% reported by peer group averages.

Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. In total, other expenses were flat in 1995, and management was successful in controlling costs. The income statement reflects a 0.4% increase in 1995 as compared to 1994.

Salaries and employee benefits expense increased $20,000 or 0.1% in 1995. As of December 31, 1995 and 1994, United employed 819 and 834 full-time equivalent employees, respectively.

Net occupancy expense in 1995 exceeded 1994 levels by $235,000 or 4.8% primarily due to decreased rental income from vacancies and an increase in real property repairs and utilities expense.

Remaining other expenses decreased $50,000 or 0.2% in 1995 compared to 1994.
The decrease in other expenses for the year relates primarily to lower data processing fees and FDIC insurance expense as a result of the Federal Deposit Insurance Corporation's decision to lower deposit insurance premiums from $0.23 to $0.04 per $100 in Bank Insurance Fund (BIF) deposits for well capitalized and well managed banks. The premium change resulted in a refund of approximately $910,000 which was received in September 1995. The overall decrease in FDIC insurance premiums for 1995 when compared to 1994 was $1,542,000. United's two banking subsidiaries are assessed at the lowest FDIC insurance premium rate. The decrease in FDIC insurance premiums and data processing fees was offset by higher advertising, postage, bankcard and nonrecurring legal expenses which included certain merger related expenses for the First

Commercial acquisition consummated by United during 1995 and the pending Eagle merger to be consummated during 1996.

Income Taxes

For the year ended December 31, 1995, income taxes approximated $15,271,000 compared to $13,096,000 for 1994. This increase is principally the result of lower levels of tax-exempt income and higher levels of pretax income. United's effective tax rates in these two years were 35.2% and 34.5%, respectively.

At December 31, 1995, gross deferred tax assets totaled approximately $11.6 million. The allowance for loan losses and various accrued liabilities represent the most significant temporary differences. Based on management's evaluation at December 31, 1995, no valuation allowance has been allocated to deferred tax assets.

Fourth Quarter Results

Net income for the fourth quarter of 1995 was $6,953,000, an increase of 13.0% from the $6,156,000 earned in the fourth quarter of 1994. On a per share basis, fourth quarter earnings were $.58 per share in 1995 and $.51 per share in 1994. Net income was higher in 1995 than in 1994 because of the factors previously discussed herein relative to annual results.

Additional quarterly financial data for 1995 and 1994 may be found in Note P to the Consolidated Financial Statements.

The Effect of Inflation

United's income statements generally reflect the effects of inflation. Since interest rates, loan demand, and deposit levels are related to inflation, the resulting changes in the interest sensitive assets and liabilities are included in net interest income. Similarly, operating expenses such as salaries, rents, and maintenance include changing prices resulting from inflation. One item which would not reflect inflationary changes is depreciation expense.
Subsequent to the acquisition of depreciable assets, inflation causes price levels to rise; therefore, historically presented dollar values do not reflect this inflationary condition. With inflation levels at relatively low levels and monetary and fiscal policies being implemented to keep the inflation rate increases within an acceptable range, management expects the impact of inflation would continue be minimal in the near future.

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

A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table on the following page of this report, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $136,372,000 or 8.10% of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). The use of FHLB advances provides United with a low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.


UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of December 31, 1995:

Interest Rate Sensitivity Gap

                                               Days
                               -------------------------------------     Total        1 - 5      Over 5
                                0 - 90     91 - 180       181 - 365     One Year      Years      Years       Total
                               ---------   ---------      ----------   ----------   ---------   --------   ----------
ASSETS                                                             (In thousands)
Interest-Earning Assets:
  Investment and Marketable
     Equity Securities:
       Taxable                 $  34,328   $  33,456      $   54,674   $  122,458   $  92,779   $ 51,255   $  266,492
       Tax-exempt                  3,462       2,546           2,919        8,927      14,460     19,594       42,981
  Loans, net of unearned
     income                      515,788      76,320         132,531      724,639     461,601    187,766    1,374,006
                               ---------   ---------      ----------   ----------   ---------   --------   ----------
Total Interest-Earning
  Assets                       $ 553,578   $ 112,322      $  190,124   $  856,024   $ 568,840   $258,615   $1,683,479
                               =========   =========      ==========   ==========   =========   ========   ==========


LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $ 602,098                               $  602,098                           $ 602,098
  Time deposits of
    $100,000 & over               39,910   $  17,972      $   17,941       75,823    $ 26,068                 101,891
  Other time deposits            128,868      91,538         109,222      327,628     193,851   $  9,230      530,709
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                    82,167                                   82,167                              82,167
  FHLB advances                   33,900                                   33,900                              33,900
                               ---------   ---------      ----------   ----------   ---------   --------   ----------

Total Interest-Bearing
  Funds                        $ 884,943   $ 109,510      $  127,163   $1,121,616   $ 219,919   $  9,230   $1,350,765
                               =========   =========      ==========   ==========   =========   ========   ==========

Interest Sensitivity
  Gap                          $(331,365)  $   2,812      $   62,961   $ (265,592)  $ 348,921   $249,385   $  332,714
                               =========   =========      ==========   ==========   =========   ========   ==========

Cumulative Gap                 $(331,365)  $(328,553)     $ (265,592)  $ (265,592)  $  83,329   $332,714   $  332,714
                               =========   =========      ==========   ==========   =========   ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                  -19.68%     -19.52%         -15.78%      -15.78%       4.95%     19.76%       19.76%

Management
  Adjustments                    564,955     (37,664)        (75,327)     451,964    (451,964)                      0
Off-Balance
  Sheet Activities               (50,000)                                 (50,000)     50,000                       0
                               ---------   ---------      ----------   ----------   ---------   --------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $ 183,590   $ 148,738      $  136,372   $  136,372   $  33,329   $282,714   $  332,714
                               =========   =========      ==========   ==========   =========   ========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                   10.91%       8.84%           8.10%        8.10%       1.98%     16.79%       19.76%

Additionally, United is using certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. The interest rate swap transaction involves the exchange of a floating rate payment based on the one month London inter-bank offered rate (LIBOR) for a fixed rate receipt based on the U. S. three year treasury note. The net pay and receive amount is calculated on an underlying notional amount without the exchange of the underlying principal amount. The interest rate swap subjects United to market risk associated with changes in interest rates, as well as the risk that the counterparty will fail to perform. Only the interest payments are exchanged, and therefore, cash requirements and exposure to credit risk are significantly less than the notional amount.

At December 31, 1995, the total notional amount of United's interest rate swap was $50 million. The current maturity of the swap portfolio is one year and one month. The interest rate swap reduced net interest income by $787,000 and $1,000, in 1995 and 1994, respectively. For further details, see Note L to the Consolidated Financial Statements.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings secured by bank premises or stock of United's subsidiaries. United has no intention at this time of utilizing any long-term funding sources other than FHLB advances and long-term certificates of deposit.

Cash flows from operations in 1995 of $35,666,000 were 3.5% higher than the $34,458,000 in 1994 as a result of approximately $3,200,000 million increase in net income. In 1995, investing activities resulted in a source of cash of $23,280,000 as compared to 1994 in which investing activities resulted in a use of cash of $52,200,000. The primary reason for the decrease in the use of cash for investing activities is that net loan originations decreased by $79,827,000 in 1995 as compared to 1994 while the net excess of proceeds from sales, maturities and calls of securities over security purchases decreased from $67,103,000 in 1994 to

$63,739,000 in 1995 for a decrease of $3,364,000. Financing activities resulted in a use of cash in 1995 of $62,800,000 primarily due to a $50,072,000 decrease in net borrowings from the FHLB of Pittsburgh, payment of $10,273,000 of cash dividends to shareholders and a net decreases in deposits of $12,206,000. These uses of cash for financing activities were partially offset by a net increase of $10,358,000 in other short-term borrowings. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

United anticipates no problems in its ability to service its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available to it. See Note I, Notes to Consolidated Financial Statements.

The asset and liability committee monitors liquidity to ascertain that a strong liquidity position is maintained. In addition, variable rate loans are a priority. These policies should help to protect net interest income against fluctuations in interest rates.

United also seeks to maintain a proper relationship between capital and total assets in order to support growth and sustain earnings. United's average equity to average asset ratio was 10.65% in 1995 and 10.16% in 1994. United's risk-based capital ratio was 15.91% in 1995 and 15.52% in 1994 which are both significantly higher than the minimum regulatory requirements. United's Tier 1 capital and leverage ratios of 14.66% and 10.27%, respectively, at December 31, 1995, are also strong relative to its peers and are well above regulatory minimums.

Commitments

The following table indicates the outstanding loan commitments of United in the categories stated:

                                                         December 31
                                                            1995
                                                        -------------
              Lines of credit authorized,
                     but unused                         $262,836,000
              Letters of Credit                           16,533,000
                                                        ------------
                                                        $279,369,000
                                                        ============

Past experience has shown that, of the foregoing commitments, approximately 12-15% can reasonably be expected to be funded within a one year period. For more information, see Note L to the Consolidated Financial Statements.

1994 COMPARED TO 1993

The following Earnings Summary is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion which is presented under specific headings on the following pages.

EARNINGS SUMMARY

For the year ended December 31, 1994, net income increased 14.7% to a record $24,902,000. Net income per share of $2.08 for the year was up 14.3% from $1.82 in 1993. United's return on average assets was 1.42%. Dividends per share increased 11.6% from $.95 in 1993 to $1.06 per share in 1994. Core earnings, or earnings before taxes, security transactions, cumulative effect of change in accounting principle and the provision for possible loan losses, were strong and increased 19.7% for 1994 as compared to 1993. These strong core earnings were indicative of the 8.1% increase in net interest income driven by an increase in average net earning assets with significant growth of 8.6% in average net loans.

Factors contributing to the 1994 earnings increase included an improved net interest margin, partially resulting from a $39,338,000 increase in average earning assets from 1993, a lower loan loss provision due to improved credit quality and increased earnings from 1993 acquisitions. The favorable impact of the above items was partly offset by increased occupancy expenses, decreased fee income from customer accounts for which a fee is charged and losses from the sale of securities.

United's key performance measures, return on average assets and return on average equity, improved significantly from 1993 and remained very strong in comparison to industry standards. United's return on average assets of 1.42% made United one of the nation's most profitable regional banking companies. In the December 31, 1994, Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation, United was ranked in the 85th percentile of bank holding companies nationwide in terms of return on average assets for the year ended December 31, 1994.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

Net Interest Income

For the years ended December 31, 1994 and 1993, net interest income approximated $77,270,000 and $71,496,000, respectively. On a tax-equivalent basis the net interest margin was strong at 4.97% in 1994 and 4.75% in 1993. Higher average loan volumes of $98 million contributed to the increase in net interest income. United also experienced modest decreases in its overall cost of funds. At 4.97%, United's net interest margin was well above peer group averages.

Total interest income of $121,157,000 increased 4.0% in 1994 over 1993 as a result of higher volumes of interest-earning assets. Comparing year-end 1994 to year-end 1993, a moderate decrease in commercial loans of 4.6% and a slight increase in consumer loans of 1.8%, which resulted from lower commercial and consumer demand, were offset by significant mortgage loan growth of 16.4%.

Total interest expense decreased 2.5% in 1994. This decrease was primarily the result of lower rates paid on interest-bearing funds. United's average interest-bearing deposits increased only slightly or 0.5% in 1994, while its average long-term borrowings increased 25.1% as United made greater use of these funds in order to meet the demand for mortgage loan products with matching maturities. The average cost of funds reflected the general downward trend in market interest rates in 1994, falling from 3.44% in 1993 to 3.30% in 1994.

Provision for Possible Loan Losses

United evaluated the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio.

Nonperforming loans were $6,036,000 at December 31, 1994 and $13,517,000 at December 31, 1993, a decrease of 55.4%. The level of nonperforming assets declined as a result of the recovering of the regional economy and management's continual monitoring of problem loans. The components of nonperforming loans include nonaccrual loans, loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and troubled debt restructurings. Loans past due 90 days or more decreased $173,000 or 7.0% during 1994; while troubled debt restructurings decreased $2,453,000 or 100.0% and nonaccrual loans decreased $4,855,000 or 56.5% since year-end 1993. Nonperforming loans continue to decline and represented less than 0.34% of total assets at the end of 1994.

At year-end 1994 and 1993 the allowance for possible loan losses was 1.54% and 1.61% of total loans, net of unearned income, respectively. As of December 31, 1994 and 1993, the ratio of the allowance for loan losses to nonperforming loans was 331.5% and 140.7%, respectively.

For the years ended December 31, 1994 and 1993 the provision for loan losses was $1,818,000 and $4,332,000, respectively. The decrease was attributable to the general improvement in all areas of asset quality and the increased coverage ratio of the allowance for loan losses to nonperforming loans. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgement, deserve recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions.

Total net charge-offs were $825,000 in 1994 and $1,773,000 in 1993, which represents .07% and .16% of average loans for the respective years. United's ratio of net charge-offs to average loans compares very favorably with its peers.

Other Income

Other income consists of all revenues which are not included in interest and fee income related to earning assets. In 1994, other income, excluding securities transactions, was flat when compared to 1993. The overall decrease in noninterest income of $1,451,000 or 11.4% was primarily attributed to the net losses on securities transactions.

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

Other Expense

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

The remaining other expense decreased $1,228,000 or 5.4% in 1994 compared to 1993. The decrease in other expenses for the year related primarily to nonrecurring expenses during 1993 which included certain merger expenses for the two acquisitions consummated by United during 1993, a lower provision for other real estate owned and the realization of further economies from recent mergers.

Income Taxes

For the year ended December 31, 1994, income taxes approximated $13,096,000 compared to $9,770,000 for 1993. This increase is principally the result of lower levels of tax-exempt income and higher levels of pretax income. United's effective tax rates in these two years were 34.5% and 32.4%, respectively.

At December 31, 1994, gross deferred tax assets totaled approximately $11.5 million compared to $10.4 million at December 31, 1993. The allowance for loan losses and various accrued liabilities represent the most significant temporary differences. Based on management's evaluation at December 31, 1994 and 1993, no valuation allowance had been allocated to deferred tax assets.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 1995, 1994 and 1993 with the interest and rate earned or paid on such amount.

                                         Year Ended                          Year Ended                        Year Ended
                                        December 31                         December 31                        December 31
                                            1995                                1994                              1993
                             ----------------------------------  ----------------------------------  -------------------------------

(Dollars in                    Average                  Avg.       Average                   Avg.     Average                 Avg.
Thousands)                     Balance     Interest     Rate       Balance     Interest      Rate     Balance    Interest     Rate
                             -----------  ----------  ---------  -----------  -----------  --------  ----------  ---------  --------

ASSETS

Earning assets:
  Federal funds sold and
   securities purchased
   under agreements to
   resell and other
   short-term
   investments               $    9,679   $      575      5.94%  $    6,125   $      250      4.08%  $   29,747   $    898     3.02%

  Investment Securities:
    Taxable                     286,597       17,526      6.12%     345,166       18,589      5.39%     371,583     20,531     5.53%

    Tax exempt (1)               46,924        4,560      9.72%      52,709        5,429     10.30%      59,307      6,360    10.72%
                             ----------   ----------  --------   ----------   ----------   -------   ----------  ---------  -------
           Total Securities     333,521       22,086      6.62%     397,875       24,018      6.04%     430,890     26,891     6.24%

  Loans, net of unearned
    income (1) (2)            1,320,506      116,666      8.83%   1,231,525       99,850      8.11%   1,134,001     92,168     8.13%

Allowance for possible loan
  losses                        (20,265)                            (19,595)                            (18,046)
                             ----------                          ----------                          ----------
Net Loans                     1,300,241                   8.96%   1,211,930                   8.24%   1,115,955                8.26%
                             ----------   ----------  --------   ----------   ----------   -------   ----------  ---------  -------
Total earning assets          1,643,441      139,327      8.48%   1,615,930      124,118      7.68%   1,576,592    119,957     7.61%
                                          ----------                          ----------                         ---------
Other assets                    135,890                             137,394                             130,047
                             ----------                          ----------                          ----------
               TOTAL ASSETS  $1,779,331                          $1,753,324                          $1,706,639
                             ==========                          ==========                          ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits  $1,221,835   $   48,445      3.96%  $1,199,355   $   38,614      3.22%  $1,193,622   $ 40,837     3.42%

  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                   83,016        3,809      4.59%      78,699        2,571      3.27%      75,496      2,152     2.85%

  FHLB advances                  41,044        2,516      6.13%      50,702        2,702      5.33%      40,528      2,020     4.98%
                             ----------   ----------  --------   ----------   ----------   -------   ----------  ---------  -------
Total Interest-Bearing
 Funds                        1,345,895       54,770      4.07%   1,328,756       43,887      3.30%   1,309,646     45,009     3.44%
                                          ----------                          ----------                         ---------
  Demand deposits               222,427                             229,936                             213,544
  Accrued expenses and
   other liabilities             21,454                              16,567                              16,474
                             ----------                          ----------                          ----------
          TOTAL LIABILITIES   1,589,776                           1,575,259                           1,539,664
Shareholders' Equity            189,555                             178,065                             166,975
                             ----------                          ----------                          ----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY  $1,779,331                          $1,753,324                          $1,706,639
                             ==========                          ==========                          ==========

NET INTEREST INCOME                       $   84,557                          $   80,231                         $  74,948
                                          ==========                          ==========                         ==========
INTEREST SPREAD                                           4.41%                               4.38%                            4.17%


NET INTEREST MARGIN                                       5.15%                               4.97%                            4.75%

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


                                                      1995 Compared to 1994                    1994 Compared to 1993
                                             -----------------------------------      -------------------------------------
                                                   Increase (Decrease) Due to               Increase (Decrease) Due to
                                             -----------------------------------       -------------------------------------
                                                                  Rate/                                   Rate/
                                             Volume     Rate     Volume    Total     Volume     Rate     Volume     Total
                                             -------   -------   -------   -----     -------   -------   -------   -------
                                                       (In thousands)                         (In thousands)
Interest income:
 Federal funds sold, securities purchased
  under agreements to resell and other
  short-term investments                     $   145   $   115   $  65   $   325     $  (713)  $   315     $(250)   $  (649)
Investment securities:
 Taxable                                      (3,157)    2,520    (426)   (1,063)     (1,461)     (520)      (39)    (1,942)
 Tax exempt (1)                                 (596)     (306)     33      (869)       (708)     (249)       26       (931)

Loans (1),(2)                                  7,216     8,867     733    16,816       7,929      (227)      (20)     7,682
                                             -------   -------   -----   -------     -------   -------     -----    -------

    TOTAL INTEREST INCOME                      3,608    11,196     405    15,209       5,047      (681)     (205)     4,161
                                             -------   -------   -----   -------     -------   -------     -----    -------



Interest expense:
 Interest-bearing deposits                       724     8,875     232     9,831         196    (2,387)      (32)    (2,223)
 Federal funds purchased, repurchase
  agreements, and other short-term
  borrowings                                     142     1,039      57     1,238          91       317        11        419
 FHLB advances                                  (515)      406     (77)     (186)        507       142        33        682
                                             -------   -------   -----   -------     -------   -------     -----    -------

   TOTAL INTEREST EXPENSE                        351    10,320     212    10,883         794    (1,928)       12     (1,122)
                                             -------   -------   -----   -------     -------   -------     -----    -------

     NET INTEREST INCOME                     $ 3,257   $   876   $ 193   $ 4,326     $ 4,253   $ 1,247     $(217)   $ 5,283
                                             =======   =======   =====   =======     =======   =======     =====    =======

(1) Yields and interest income on tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS


The following is a summary of loans outstanding at December 31:

                               1995         1994         1993         1992        1991
                            -----------  -----------  -----------  -----------  ---------
                                                   (In thousands)
Commercial, financial
  and agricultural          $  218,800   $  208,491   $  218,559   $  218,370   $203,864
Real estate mortgage           912,917      842,819      726,122      640,838    514,316
Real estate construction        21,232       16,919       12,687       15,680     12,174
Consumer                       225,077      233,866      229,847      246,673    226,657
Less:  Unearned interest        (4,021)      (5,018)      (6,428)      (7,824)    (2,528)
                            ----------   ----------   ----------   ----------   --------

Total loans                  1,374,005    1,297,077    1,180,787    1,113,737    954,483

Allowance for possible
  loan losses                  (20,017)     (20,008)     (19,015)     (15,952)   (14,070)
                            ----------   ----------   ----------   ----------   --------

        TOTAL LOANS, NET    $1,353,988   $1,277,069   $1,161,772   $1,097,785   $940,413
                            ==========   ==========   ==========   ==========   ========

At December 31, 1995, real estate mortgage loans include $570,635,000 in single family residential real estate loans and $328,226,000 in commercial real estate loans.


The following is a summary of loans outstanding as a percent of total loans at December 31:

                             1995     1994     1993     1992     1991
                            -------  -------  -------  -------  -------
Commercial, financial
  and agricultural           15.88%   16.01%   18.41%   19.47%   21.30%
Real estate mortgage         66.25%   64.73%   61.16%   57.14%   53.75%
Real estate construction      1.54%    1.30%    1.07%    1.40%    1.27%
Consumer                     16.33%   17.96%   19.36%   21.99%   23.68%
                            ------   ------   ------   ------   ------

              TOTAL         100.00%  100.00%  100.00%  100.00%  100.00%
                            ======   ======   ======   ======   ======

REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 1995:

                            Less Than    One To    Greater Than
                            One Year   Five Years   Five Years    Total
                            ---------  ----------  ------------  --------
Commercial, financial
  and agricultural            $51,063     $83,625       $84,112  $218,800
Real estate construction       21,232                              21,232
                              -------     -------       -------  --------

Total                         $72,295     $83,625       $84,112  $240,032
                              =======     =======       =======  ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES


At December 31, 1995, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:

                                           One to       Over
                                         Five Years  Five Years
                                         ----------  ----------
                                             (In thousands)
Outstanding with fixed interest rates       $38,648     $ 9,904
Outstanding with adjustable rates            44,977      74,208
                                            -------     -------

                                            $83,625     $84,112
                                            =======     =======

There were no real estate construction loans with maturities greater than one year.


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

                                                             December 31
                                              -----------------------------------------
                                               1995    1994     1993     1992     1991
                                              ------  ------  -------  -------  -------
                                                           (In thousands)
Nonaccrual loans                              $4,934  $3,733  $ 8,588  $12,446  $11,719
Troubled debt restructurings                                    2,453    1,355    1,928
Loans which are contractually past due 90
 days or more as to interest or principal,
 and are still accruing interest               4,155   2,303    2,476    2,154    3,525
                                              ------  ------  -------  -------  -------

  TOTAL                                       $9,089  $6,036  $13,517  $15,955  $17,172
                                              ======  ======  =======  =======  =======

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO


The following is a summary of the amortized cost of investment securities held to maturity at December 31, 1995 and 1994 and all securities at December 31, 1993:

                                             1995      1994      1993
                                           --------  --------  --------
                                                  (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                $ 12,146  $ 84,843  $220,805
States and political subdivisions            43,324    53,297    55,209
Mortgage-backed securities                   55,389    97,644   131,322
Marketable equity securities                                      2,182
Other                                         1,896     7,062    20,909
                                           --------  --------  --------
       TOTAL INVESTMENT SECURITIES         $112,755  $242,846  $430,427
                                           ========  ========  ========

The following is a summary of the amortized cost of available for sale securities at December 31,:

                                                 1995      1994
                                               --------  --------
                                                 (In thousands)
U.S. Treasury securities and obligations of
  U.S. Government agencies and corporations    $150,460  $103,292
Mortgage-backed securities                       27,766
Marketable equity securities                      2,662     1,529
Other                                            13,808    13,898
                                               --------  --------

   TOTAL AVAILABLE-FOR-SALE SECURITIES         $194,696  $118,719
                                               ========  ========

The market value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its assumed prepayment speed. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had an unrealized loss of $331,000 on all mortgage-backed securities at December 31, 1995, as compared to a net unrealized loss of $7,805,000 at December 31, 1994. This increase in value from 1994 to 1995 is consistent with the decrease in interest rates during 1995.



The following table sets forth the maturities of all securities at December 31, 1995, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

                                                 After 1 But      After 5 But
                               Within 1 Year   Within 5 Years   Within 10 Years   After 10 Years
                              ---------------  ---------------  ----------------  ---------------
                              Amount   Yield   Amount   Yield   Amount    Yield   Amount   Yield
                              -------  ------  -------  ------  -------  -------  -------  ------
                                                          (In thousands)
U.S. Treasury and other
  U.S. Government agencies
  and corporations            $93,727   5.92%  $62,405   5.85%                    $ 7,571   6.38%
States and political
  subdivisions (1)              8,095  10.36%   14,492   9.20%  $ 9,856    9.12%   10,881   9.15%
Other                          13,687   6.29%   30,857   7.28%   17,884    6.48%   40,018   6.36%

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

                                      Federal     Securities Sold
                                       Funds     Under Agreements
                                     Purchased     to Repurchase
                                     ----------  -----------------
                                            (In thousands)
At December 31:
   1995                                $26,378           $ 55,789
   1994                                  4,582             67,227
   1993                                  5,339             67,271

Weighted average interest rate
  at year end:
   1995                                    5.0%               3.6%
   1994                                    5.7%               4.1%
   1993                                    2.9%               2.7%

Maximum amount outstanding at
  any month's end:
   1995                                $33,941           $ 81,720
   1994                                 25,089            103,486
   1993                                  7,509             85,515

Average amount outstanding during
  the year:
   1995                                $12,264           $ 70,752
   1994                                 10,178             68,521
   1993                                  7,808             67,688

Weighted average interest rate
  during the year:
   1995                                    6.0%               4.3%
   1994                                    4.3%               3.1%
   1993                                    3.0%               2.8%

At December 31, 1995, repurchase agreements include $53,846,000 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES



DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

                              1995                 1994                 1993
                       ------------------   ------------------   -------------------
                         Amount     Rate      Amount     Rate      Amount      Rate
                       ----------  ------   ----------  ------   ----------   ------
                                              (In thousands)
Noninterest bearing
 demand deposits       $  222,427           $  229,936           $  213,544
Interest bearing
 demand deposits          228,920    2.28%     230,402    2.26%     222,226   2.59%
Savings deposits          398,858    2.98%     449,142    2.84%     444,788   3.06%
Time deposits             594,057    5.28%     519,811    3.97%     526,608   4.08%
                       ----------           ----------           ----------

  TOTAL                $1,444,262    3.96%  $1,429,291    3.22%  $1,407,166   3.42%
                       ==========           ==========           ==========


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995 are summarized as follows:


                           (In thousands)
3 months or less                $ 39,910
Over 3 through 6 months           17,972
Over 6 through 12 months          17,941
Over 12 months                    26,068
                                --------

 TOTAL                          $101,891
                                ========

RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

                               1995    1994    1993
                              ------  ------  ------
 Return on average assets      1.58%   1.42%   1.27%
 Return on average equity     14.81%  13.98%  13.00%
 Dividend payout ratio (1)    49.21%  50.61%  50.30%
Average equity to average
assets ratio                  10.65%  10.16%   9.78%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:

                                                     1995         1994         1993         1992        1991
                                                  -----------  -----------  -----------  -----------  ---------
                                                                         (In thousands)
Balance of allowance for possible loan
 losses at beginning of year                      $   20,008   $   19,015   $   15,952   $   14,070   $ 12,187

Allowance of purchased company at date
 of acquisition                                        1,017                       504        2,784

Loans charged off:
 Commercial, financial and agricultural                1,952          708        1,088        3,108      4,636
 Real estate                                             722           65          649        1,477        175
 Real estate construction
 Consumer and other                                      933          943        1,004        1,286      1,785
                                                  ----------   ----------   ----------   ----------   --------

         TOTAL CHARGE-OFFS                             3,607        1,716        2,741        5,871      6,596

Recoveries:
 Commercial, financial and agricultural                  189          577          438          168        403
 Real estate                                              65           13          231          154         48
 Real estate construction
 Consumer and other                                      270          301          299          405        393
                                                  ----------   ----------   ----------   ----------   --------

         TOTAL RECOVERIES                                524          891          968          727        844

         NET LOANS CHARGED OFF                         3,083          825        1,773        5,144      5,752
Addition to allowance (1)                              2,075        1,818        4,332        4,242      7,635
                                                  ----------   ----------   ----------   ----------   --------

         BALANCE OF ALLOWANCE FOR POSSIBLE
         LOAN LOSSES AT END OF YEAR               $   20,017   $   20,008   $   19,015   $   15,952   $ 14,070
                                                  ==========   ==========   ==========   ==========   ========


Loans outstanding at the end of period (gross)    $1,378,026   $1,302,095   $1,187,215   $1,121,561   $957,010

Average loans outstanding during
 period (net of unearned income)                  $1,320,506   $1,231,525   $1,134,001   $  990,999   $949,784

Net charge-offs as a percentage of
 average loans outstanding                              0.23%        0.07%        0.16%        0.52%      0.61%

Allowance for possible loan losses as
 a percentage of nonperforming loans                   220.2%       331.5%       140.7%       100.0%      81.9%

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Allocation of allowance for
   possible loan losses at
   years ending:                 1995    1994    1993     1992     1991
- - ------------------------------  ------  ------  -------  -------  -------

   Commercial, financial and
      agricultural              $6,891  $7,526  $ 8,109  $ 6,406  $ 6,534

   Real estate                     503     499      476    1,375    1,382

   Real estate construction

   Consumer and other            1,484   1,313    1,733    5,481    5,434
                                ------  ------  -------  -------  -------

       Total                    $8,878  $9,338  $10,318  $13,262  $13,350
                                ======  ======  =======  =======  =======

    The portion of the allowance for loan losses that is not specifically allocated to individual credits has been apportioned among the separate loan portfolios based on the relative risk of each portfolio.




% of Loans Per Category
- - ------------------------
                                                  1995     1994     1993     1992     1991
                                                 -------  -------  -------  -------  -------
   Commercial, financial and
      agricultural                                77.62%   80.60%   78.59%   48.30%   48.94%

   Real estate                                     5.67%    5.34%    4.61%   10.37%   10.35%

   Real estate construction

   Consumer and other                             16.71%   14.06%   16.80%   41.33%   40.71%
                                                 ------   ------   ------   ------   ------

       Total                                     100.00%  100.00%  100.00%  100.00%  100.00%
                                                 ======   ======   ======   ======   ======

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 8.       Financial Statements and Supplementary Data

(A) - FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

YEAR ENDED DECEMBER 31, 1995
UNITED BANKSHARES, INC.


                                                              Page

Report of Independent Auditors..............................    47
Consolidated Balance Sheets.................................    48
Consolidated Statements of Income...........................    49
Consolidated Statements of Changes in Shareholders' Equity..    50
Consolidated Statements of Cash Flows.......................    51
Notes to Consolidated Financial Statements..................    52

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS



Board of Directors and Shareholders
United Bankshares, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note J to the consolidated financial statements, United Bankshares, Inc. changed its method of accounting for income taxes effective January 1, 1993.


                                                         /s/ Ernst & Young LLP


Charleston, West Virginia
February 22, 1996

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                             December 31
                                                   --------------------------------
                                                        1995             1994
                                                   ---------------  ---------------
ASSETS
  Cash and due from banks                          $   78,909,000   $   82,763,000

  Securities available for sale at estimated
   fair value (amortized cost-$194,696,000
   at December 31, 1995 and $118,719,000 at
   December 31, 1994                                  196,718,000      118,037,000
  Securities held to maturity (estimated fair
   value-$114,390,000 at December 31, 1995
   and $231,461,000 at December 31, 1994)             112,755,000      242,846,000

  Gross Loans                                       1,378,026,000    1,302,095,000
      Less: Unearned income                            (4,021,000)      (5,018,000)
                                                   --------------   --------------
      Loans net of unearned income                  1,374,005,000    1,297,077,000
      Less: Allowance for loan losses                 (20,017,000)     (20,008,000)
                                                   --------------   --------------
  Net loans                                         1,353,988,000    1,277,069,000
  Bank premises and equipment                          30,575,000       30,769,000
  Interest receivable                                  11,981,000       10,943,000
  Other assets                                         30,517,000       25,214,000
                                                   --------------   --------------

      TOTAL ASSETS                                 $1,815,443,000   $1,787,641,000
                                                   ==============   ==============

LIABILITIES
  Domestic deposits
   Noninterest-bearing                             $  238,568,000   $  244,591,000
   Interest-bearing                                 1,234,698,000    1,190,261,000
                                                   --------------   --------------
      TOTAL DEPOSITS                                1,473,266,000    1,434,852,000

  Short-term borrowings
   Federal funds purchased                             26,378,000        4,582,000
   Securities sold under agreements
   to repurchase                                       55,789,000       67,227,000
  Federal Home Loan Bank borrowings                    33,900,000       83,972,000
  Accrued expenses and other liabilities               24,888,000       17,262,000
                                                   --------------   --------------

      TOTAL LIABILITIES                             1,614,221,000    1,607,895,000

SHAREHOLDERS' EQUITY
  Common stock, $2.50 par value;
  Authorized-20,000,000 shares; issued and
   outstanding-12,156,571 at December 31, 1995 and
   11,954,453 at December 31, 1994, including
   140,520 and 137,520 shares in treasury at
   December 31, 1995 and 1994, respectively            30,391,000       29,886,000
  Surplus                                              37,466,000       32,331,000
  Retained earnings                                   135,580,000      121,318,000
  Net unrealized holding gain (loss) on
  securities available for sale                         1,315,000         (443,000)
  Treasury stock                                       (3,530,000)      (3,346,000)
                                                   --------------   --------------

      TOTAL SHAREHOLDERS' EQUITY                      201,222,000      179,746,000
      COMMITMENTS AND CONTINGENCIES
                                                   --------------   --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,815,443,000   $1,787,641,000
                                                   ==============   ==============

  See notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF INCOME
 UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                           Year Ended December 31
                                                   ----------------------------------------
                                                       1995         1994          1993
                                                   ------------  ------------  ------------
INTEREST INCOME
    Interest and fees on loans                     $115,300,000   $ 98,674,000  $ 90,942,000
    Interest on federal funds sold                      575,000        250,000       805,000
    Interest and dividends on securities:
     Taxable                                         17,526,000     18,589,000    20,531,000
     Exempt from federal taxes                        2,964,000      3,529,000     4,134,000
    Other interest income                                95,000        115,000        93,000
                                                   ------------   ------------  ------------

         TOTAL INTEREST INCOME                      136,460,000    121,157,000   116,505,000
                                                   ------------   ------------  ------------
INTEREST EXPENSE
    Interest on deposits                             48,445,000     38,614,000    40,837,000
    Interest on short-term borrowings                 3,809,000      2,571,000     2,152,000
    Interest on Federal Home Loan Bank Advances       2,516,000      2,702,000     2,020,000
                                                   ------------   ------------  ------------

         TOTAL INTEREST EXPENSE                      54,770,000     43,887,000    45,009,000
                                                   ------------   ------------  ------------

              NET INTEREST INCOME                    81,690,000     77,270,000    71,496,000
PROVISION FOR POSSIBLE LOAN LOSSES                    2,075,000      1,818,000     4,332,000
                                                   ------------   ------------  ------------

              NET INTEREST INCOME AFTER PROVISION
               FOR POSSIBLE LOAN LOSSES              79,615,000     75,452,000    67,164,000
                                                   ------------   ------------  ------------
OTHER INCOME
    Trust department income                           2,911,000      2,868,000     2,639,000
    Other charges, commissions, and fees              9,177,000      8,636,000     8,830,000
    Other income                                        528,000        590,000       725,000
    Investment securities (losses) gains                              (872,000)      479,000
                                                   ------------   ------------  ------------
         TOTAL OTHER INCOME                          12,616,000     11,222,000    12,673,000
                                                   ------------   ------------  ------------
OTHER EXPENSES
    Salaries and employee benefits                   22,101,000     22,081,000    22,257,000
    Net occupancy expense                             5,134,000      4,899,000     4,509,000
    Other expense                                    21,646,000     21,696,000    22,924,000
                                                   ------------   ------------  ------------

         TOTAL OTHER EXPENSES                        48,881,000     48,676,000    49,690,000
                                                   ------------   ------------  ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES     43,350,000     37,998,000    30,147,000

INCOME TAXES                                         15,271,000     13,096,000     9,770,000
                                                   ------------   ------------  ------------

INCOME BEFORE  CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                   28,079,000     24,902,000    20,377,000

CUMULATIVE EFFECT, AS OF JANUARY 1, 1993, OF
 CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES                                   1,329,000
                                                   ------------   ------------  ------------

         NET INCOME                                $ 28,079,000   $ 24,902,000  $ 21,706,000
                                                   ============   ============  ============

Earnings per common share:
Income before cumulative effect of accounting
 change                                                   $2.35          $2.08         $1.71
Cumulative effect of accounting change                                                  0.11
                                                   ------------   ------------  ------------
Net Income                                                $2.35          $2.08         $1.82
                                                   ============   ============  ============

Dividends per share                                       $1.17          $1.06         $0.95
                                                   ============   ============  ============

Average outstanding shares                           11,928,582     11,993,062    12,004,683
                                                   ============   ============  ============

 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES



                                                                                       Net Unrealized
                                       Common Stock                                     Holding Loss
                                 ------------------------                              on Securities                      Total
                                                  Par                     Retained       Available       Treasury     Shareholders'
                                   Shares        Value       Surplus      Earnings        for Sale         Stock         Equity
                                 -----------  -----------  -----------  ------------  ----------------  ------------  -------------
Balance at December 31, 1992     11,944,483   $29,861,000  $32,606,000  $ 98,232,000       $        0     $(479,000)  $160,220,000

Net income                                                                21,706,000                                    21,706,000
Cash dividends ($.95 per share)                                          (10,918,000)                                  (10,918,000)
Purchase of treasury stock                                                                                 (300,000)      (300,000)
Common stock options
  exercised                                                    (85,000)                                     229,000        144,000
Pre-merger transactions of
  pooled bank                       10,015         25,000       95,000                                                     120,000
                                 ----------   -----------  -----------  ------------  ---------------   ------------  ------------

Balance at December 31, 1993     11,954,498    29,886,000   32,616,000   109,020,000                0      (550,000)   170,972,000

Net income                                                                24,902,000                                    24,902,000
Cash dividends ($1.06 per
 share)                                                                  (12,604,000)                                  (12,604,000)
Net change in unrealized
 holding loss on securities
 available for sale                                                                        (1,727,000)                  (1,727,000)
Fractional shares adjustment            (45)
Change in method of accounting
  for securities                                                                            1,284,000                    1,284,000
Purchase of treasury stock                                                                               (3,536,000)    (3,536,000)
Common stock options
  exercised                                                   (285,000)                                     740,000        455,000
                                 ----------   -----------  -----------  ------------  ---------------   ------------  ------------

Balance at December 31, 1994     11,954,453    29,886,000   32,331,000   121,318,000         (443,000)   (3,346,000)   179,746,000

Net income                                                                28,079,000                                    28,079,000
Cash dividends ($1.17 per
 share)                                                                  (13,817,000)                                  (13,817,000)
Net change in unrealized
 holding loss on securities
 available for sale                                                                         1,758,000                    1,758,000
Fractional shares adjustment             (7)
Acquisition of First
 Commercial Bank                    202,125       505,000    5,558,000                                                   6,063,000
Purchase of treasury stock                                                                               (1,273,000)    (1,273,000)
Common stock options
  exercised                                                   (423,000)                                   1,089,000        666,000
                                 ----------   -----------  -----------  ------------  ---------------   ------------  ------------
Balance at December 31, 1995     12,156,571   $30,391,000  $37,466,000  $135,580,000       $1,315,000   $(3,530,000)  $201,222,000
                                 ==========   ===========  ===========  ============  ===============   ===========   ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                Year Ended December 31
                                                                    ----------------------------------------------
                                                                         1995           1994            1993
                                                                    --------------  --------------  --------------
OPERATING ACTIVITIES
Net income                                                          $ 28,079,000    $  24,902,000   $  21,706,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Cumulative effect of change in accounting principle                                                  (1,329,000)
  Provision for possible loan losses                                   2,075,000        1,818,000       4,332,000
  Provision for possible OREO losses                                      45,000          100,000         496,000
  Provision for depreciation                                           2,542,000        2,716,000       2,641,000
  Amortization, net of accretion                                         406,000        2,904,000       2,095,000
  Gain on sales of bank premises and equipment                                           (245,000)       (121,000)
  Net losses on sales of securities available for sale                                    872,000
  Net gains on sales of investment securities                                                            (479,000)
  Deferred income tax benefit                                           (250,000)      (1,112,000)     (2,427,000)
  Originations of student loans                                         (465,000)        (292,000)     (1,041,000)
  Proceeds from sales of student loans                                                                     50,000
Changes in:
  Interest receivable                                                   (613,000)        (401,000)        260,000
  Other assets                                                         2,422,000        1,032,000       2,406,000
  Accrued expenses and other liabilities                               1,425,000        2,164,000       2,068,000
                                                                    ------------    -------------   -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             35,666,000       34,458,000      30,657,000
                                                                    ------------    -------------   -------------

INVESTING ACTIVITIES
  Proceeds from sales of investment securities                                                         37,084,000
  Proceeds from maturities and calls of
    investment securities                                             27,505,000       55,168,000     217,177,000
  Purchases of investment securities                                  (1,333,000)     (25,430,000)   (272,329,000)
  Proceeds from sales of securities available for sale                                 66,351,000
  Proceeds from maturities and calls of
    securities available for sale                                    108,313,000       69,885,000
  Purchases of securities available for sale                         (70,746,000)     (98,871,000)
  Net purchases of bank premises and equipment                        (1,293,000)      (2,052,000)     (1,562,000)
  Net cash paid for acquired subsidiary                               (1,742,000)                      (2,088,000)
  Net change in loans                                                (37,424,000)    (117,251,000)    (28,929,000)
                                                                    ------------    -------------   -------------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                              23,280,000      (52,200,000)    (50,647,000)
                                                                    ------------    -------------   -------------

FINANCING ACTIVITIES
  Cash dividends paid                                                (10,273,000)     (12,604,000)    (10,918,000)
  Acquisition of treasury stock                                       (1,273,000)      (3,536,000)       (300,000)
  Proceeds from exercise of stock options                                666,000          455,000         144,000
  Issuance of common stock                                                                                120,000
  Repayment of Federal Home Loan Bank borrowings                     (50,072,000)
  Proceeds from Federal Home Loan Bank borrowings                                      51,769,000       4,136,000
Changes in:
  Time deposits                                                       73,897,000       (4,424,000)      6,427,000
  Other deposits                                                     (86,103,000)       8,796,000     (47,299,000)
  Federal funds purchased and securities
  sold under agreements to repurchase                                 10,358,000         (801,000)       (943,000)
                                                                    ------------    -------------   -------------

NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                              (62,800,000)      39,655,000     (48,633,000)
                                                                    ------------    -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (3,854,000)      21,913,000     (68,623,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        82,763,000       60,850,000     129,473,000
                                                                    ------------    -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 78,909,000    $  82,763,000   $  60,850,000
                                                                    ============    =============   =============

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                               December 31, 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. The principal West Virginia markets of United Bankshares, Inc. and subsidiaries (United) are located in Parkersburg, Charleston, Huntington and Wheeling. United also operates a banking subsidiary in Arlington, Virginia.

The accounting and reporting policies of United conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below.

Basis of Presentation:  The consolidated financial statements include the
- - ----------------------
accounts of United Bankshares, Inc. and its wholly-owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain amounts in the prior year's financial statements have been reclassified to conform with the 1995 presentation. The reclassifications had no effect on net income.

Securities:  Management determines the appropriate classification of securities
- - -----------
at the time of purchase. Debt securities that management has the intent and United has the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity net of deferred income taxes.

Gains or losses on sales of securities are recognized by the specific identification method and are reported separately in the statements of income.

Loans:  Interest on loans is accrued and credited to operations using methods
- - ------
that approximate a level yield on principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan.

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

Allowance for Possible Loan Losses:  In providing for loan losses, United
- - -----------------------------------
considers all significant factors that affect the collectibility of loans including the evaluation of impaired loans under SFAS No. 114. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions.

Bank Premises and Equipment:  Bank premises and equipment are stated at cost,
- - ----------------------------
less allowances for depreciation and amortization. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets.

Other Assets:  Other real estate owned (OREO), acquired principally through
- - -------------
foreclosure on collateral securing loans made by United, is reported at the lower of cost or fair value less costs estimated to sell and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for possible loan losses. Expenses incurred in connection with ownership, subsequent declines in estimated net realizable value, and realized gains and losses upon sale of the properties are included in other expenses, or other income, as appropriate.

United maintains an allowance for possible OREO losses. Such allowance is based upon the estimated values of specific properties in consideration of prevailing market conditions.

Income Taxes:  Deferred income taxes are provided for temporary differences
- - -------------
between the financial reporting and tax bases of assets and liabilities at statutory tax rates.

United and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries provide for income taxes on a separate return basis and remit amounts to the parent company deemed to be currently payable.

Stock-Based Compensation:  In October 1995, the Financial Accounting Standards
- - -------------------------
Board ("FASB"), issued Statement No. 123, (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation plans.

Under the fair value method, compensation expense is measured based upon the estimated value of the award as of the grant date and is recognized over the service period. SFAS No. 123 provides companies with the option of accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," or applying the provisions of SFAS No. 123. United has decided to continue to apply the provisions of APB No. 25 to account for stock-based compensation. The disclosure requirements of SFAS No. 123 require entities applying APB Opinion No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. United will provide these disclosures beginning in 1996.

Trust Assets and Income:  Assets held in a fiduciary or agency capacity for
- - ------------------------
subsidiary bank customers are not included in the balance sheets since such items are not assets of the subsidiary banks. Trust department income is reported on a cash basis. Reporting such income on an accrual basis would not materially affect United's consolidated financial position or its results of operations as reported herein.

Cash Flow Information:  For purposes of the statement of cash flows, United
- - ----------------------
considers cash and due from banks and federal funds sold as cash and cash equivalents. Interest paid approximated $52,377,000, $43,478,000 and $45,502,000 in 1995, 1994, and 1993, respectively. Income taxes paid approximated $16,769,000, $13,033,000, and $10,363,000 in 1995, 1994, and 1993,
respectively.  Noncash investing and financing activities were as follows:
$103,595,000 of securities were transferred to available for sale from the held to maturity portfolio in 1995; and $6,063,000 of common stock was issued in 1995 in a purchase acquisition.

Interest Rate Swaps:  Interest rate swaps are utilized by United to manage
- - --------------------
interest rate exposure. Income or expense derived from these instruments is recognized as an adjustment to interest income of the underlying instrument.

Earnings Per Common Share:  Earnings per common share is computed based on the
- - --------------------------
weighted average number of common and common equivalent shares outstanding during the applicable period. Options granted under United's stock option plans are considered common stock equivalents for the purpose of computing earnings per share.

NOTE B--ACQUISITIONS

On October 31, 1995, United merged its Bank First office into Commercial Interim Bank ("Interim"), and acquired 100% of the common stock of First Commercial Bank("FCB") of Arlington, Virginia, in a combination cash and common
stock exchange accounted for using the purchase method of accounting.   United
exchanged 202,125 shares of its common stock for all 201,100 of FCB's common stock. United then renamed Interim to First Commercial Bank ("First Commercial"). As of the date of acquisition, FCB reported total assets of $76,964,000, total net loans of $41,386,000 and deposits of $50,200,000. The results of operations of FCB, which are not significant, have been included in the consolidated results of operations from the date of acquisition.

The purchase prices of this acquisition and certain acquisitions made in prior years were allocated to the identifiable tangible and intangible assets acquired based upon their fair values at the acquisition dates. Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a 7 to 10 year period. The excess of the purchase price over the fair market value of the net assets of the banks acquired (goodwill) is being amortized on a straight-line basis over 15 years. Net intangible assets (deposit base intangibles and goodwill) of approximately $14,998,000 and $10,276,000 at December 31, 1995 and 1994,
respectively, are included in other assets. The carrying amount of goodwill is evaluated if facts and circumstances suggest that it may be impaired. If this evaluation indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of goodwill will be reduced.

NOTE C--REGULATORY RESTRICTIONS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1995 was approximately $34,021,000.

The primary source of funds for the dividends paid by United Bankshares, Inc. is dividends received from its subsidiary banks. Dividends paid by United's subsidiary national banks are subject to regulatory limitations imposed primarily by the Comptroller of the Currency. Generally, the most restrictive provision requires approval by the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. Payment of dividends by United's state member bank is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. During 1996, the retained net profits available for distribution to United Bankshares, Inc., as dividends without regulatory approval, are approximately $9,814,000, plus net income for the interim periods through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries' capital, and surplus, as defined, or $19,068,000 at December 31, 1995, and must be secured by qualifying collateral.

NOTE D--SECURITIES AVAILABLE FOR SALE

Effective January 1, 1994, United adopted FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115). The effect of adopting SFAS No. 115 as of January 1, 1994, was to increase shareholders' equity by $1,284,000 for the net unrealized holding gains on securities classified as available for sale which were previously carried at amortized cost.

On November 15, 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provision of that Special Report, United chose to reclassify securities from held to maturity to available for sale. At the date of the transfer the amortized cost of those securities was $103,595,000, and the unrealized gain on those securities was $242,000, which is included in shareholders' equity.

The amortized cost and estimated fair value of securities available for sale at December 31, 1995, by contractual maturity are as follows:

                                                              Estimated
                                                Amortized        Fair
                                                   Cost         Value
                                               ------------  ------------
     Due in one year or less                   $105,885,000  $106,262,000
     Due after one year through five years       52,928,000    53,684,000
     Due after five years through ten years         169,000       172,000
     Due after ten years                         33,052,000    32,779,000
     Marketable equity securities                 2,662,000     3,821,000
                                               ------------  ------------

         Total                                 $194,696,000  $196,718,000
                                               ============  ============

The table above includes $27,735,000 of mortgage-backed securities at estimated fair value with an amortized cost of $27,766,000. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                             December 31, 1995
                            ----------------------------------------------------
                                             Gross       Gross       Estimated
                              Amortized    Unrealized  Unrealized      Fair
                                Cost         Gains       Losses        Value
                            -------------  ----------  ----------  -------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                 $150,460,000  $1,438,000    $341,000   $151,557,000
Mortgage-backed
securities                     27,766,000      23,000      54,000     27,735,000
Marketable equity
securities                      2,662,000   1,159,000                  3,821,000
Other                          13,808,000      21,000     224,000     13,605,000
                             ------------  ----------    --------   ------------

Total                        $194,696,000  $2,641,000    $619,000   $196,718,000
                             ============  ==========    ========   ============

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

NOTE E--SECURITIES HELD TO MATURITY

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                                     December 31, 1995
                                                   -----------------------------------------------------
                                                                    Gross       Gross        Estimated
                                                   Amortized      Unrealized  Unrealized       Fair
                                                     Cost           Gains       Losses        Value
                                                   -------------  ----------  -----------  -------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                                        $ 12,146,000  $   13,000  $   169,000   $ 11,990,000
State and political
subdivisions                                          43,324,000   2,124,000       33,000     45,415,000
Mortgage-backed
securities                                            55,389,000     316,000      616,000     55,089,000
Other                                                  1,896,000                               1,896,000
                                                    ------------  ----------  -----------  -------------

Total                                               $112,755,000  $2,453,000  $   818,000   $114,390,000
                                                    ============  ==========  ===========  =============

                                                                     December 31, 1994
                                                   -----------------------------------------------------
                                                                    Gross       Gross        Estimated
                                                   Amortized      Unrealized  Unrealized       Fair
                                                     Cost           Gains       Losses        Value
                                                   -------------  ----------  -----------  -------------
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                                        $ 84,843,000  $   66,000  $ 3,438,000   $ 81,471,000
State and political
subdivisions                                          53,297,000     971,000    1,076,000     53,192,000
Mortgage-backed
securities                                            97,644,000                7,805,000     89,839,000
Other                                                  7,062,000                  103,000      6,959,000
                                                    ------------  ----------  -----------  -------------

Total                                               $242,846,000  $1,037,000  $12,422,000   $231,461,000
                                                    ============  ==========  ===========  =============

The amortized cost and estimated fair value of debt securities at December 31, 1995 and 1994 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               December 31, 1995             December 31, 1994
                                          ---------------------------   ---------------------------
                                           Estimated      Estimated
                                           Amortized         Fair        Amortized         Fair
                                              Cost          Value           Cost          Value
                                          ------------   ------------   ------------   ------------
     Due in one year or less              $  9,247,000   $  9,325,000   $ 11,317,000   $ 11,406,000
     Due after one year through
       five years                           54,070,000     54,430,000    140,685,000    136,281,000
     Due after five years through
       ten years                            27,568,000     28,356,000     36,565,000     33,994,000
     Due after ten years                    21,870,000     22,279,000     54,279,000     49,780,000
                                          ------------   ------------   ------------   ------------

         Total                            $112,755,000   $114,390,000   $242,846,000   $231,461,000
                                          ============   ============   ============   ============

The table above includes $55,389,000 of mortgage-backed securities with an estimated fair value of $55,089,000 at December 31, 1995 and mortgage-backed securities of $97,644,000 with an estimated fair value of $89,839,000 at December 31, 1994. Maturities of the mortgage-backed securities are based upon the estimated average life.

Gross realized gains from sales of securities were $496,000 and gross realized losses were $17,000 in 1993. There were no sales of held to maturity securities during 1994 and 1995.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $176,855,000 and $176,625,000 at December 31, 1995 and 1994, respectively.


NOTE F--LOANS

Major classifications of loans as of December 31 are as follows:

                                          1995            1994
                                     --------------  --------------
      Commercial, financial, and
        agricultural                 $  218,800,000  $  208,491,000
      Real estate:
        Single family residential       570,635,000     527,434,000
        Commercial                      328,226,000     300,679,000
        Construction                     21,232,000      16,919,000
        Other                            14,056,000      14,706,000
      Installment                       225,077,000     233,866,000
                                     --------------  --------------

             TOTAL GROSS LOANS       $1,378,026,000  $1,302,095,000
                                     ==============  ==============

An analysis of the allowance for possible loan losses follows:

                                                   Year Ended December 31
                                            -------------------------------------
                                               1995         1994         1993
                                            -----------  -----------  -----------
      Balance at beginning of year          $20,008,000  $19,015,000  $15,952,000
      Allowance of purchased subsidiaries     1,017,000                   504,000
      Provision for possible loan losses      2,075,000    1,818,000    4,332,000
                                            -----------  -----------  -----------
                                             23,100,000   20,833,000   20,788,000
      Loans charged off                       3,607,000    1,716,000    2,741,000
      Less recoveries                           524,000      891,000      968,000
                                            -----------  -----------  -----------
      Net charge offs                         3,083,000      825,000    1,773,000
                                            -----------  -----------  -----------

           BALANCE AT END OF YEAR           $20,017,000  $20,008,000  $19,015,000
                                            ===========  ===========  ===========

Effective January 1, 1995, United adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan,"(SFAS No.
114), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," collectively SFAS 114. As a result of applying the new rules prescribed by SFAS No. 114, certain loans are being reported at the present value of their expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At the time of adoption of SFAS No. 114, United had approximately $8,000,000 of loans which were considered impaired in accordance with the guidelines prescribed by SFAS No. 114. The adoption of SFAS No. 114 did not have a material impact on the allowance for loan losses, the provision for possible loan losses or the charge-off policy.

SFAS 114 does not apply to smaller balance, larger groups of homogeneous loans such as consumer installment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property. Smaller balance populations of business loans, loans with a balance of $100,000 or less, which are not specifically reviewed in accordance with United's normal credit review procedures, are also excluded from the application of SFAS 114.

Consistent with United's existing method of income recognition for loans, interest receipts on impaired loans, except those classified also as nonaccrual, are recognized as interest income using the accrual method of income recognition. United's method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash method of income recognition or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $9,545,000. For the year ended December 31, 1995, United recognized interest income on those impaired loans of approximately $412,000, substantially all of which was recognized using the accrual method of income recognition.

At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8,792,000 (of which $4,934,000 were on a nonaccrual basis). Included in this amount is $4,793,000 of impaired loans for which the related allowance for credit losses is $1,918,000 and $3,999,000 of impaired loans that do not have an allowance for credit losses.

The amount of interest income which would have been recorded under the original terms for the above loans was $1,045,000, $346,000 and $793,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Amounts recorded as interest income for these loans totaled $633,000, $1,000 and $183,000 for 1995, 1994 and 1993, respectively.

United has commercial real estate loans, including owner occupied, income producing real estate and land development loans, of approximately $328,226,000 and $300,679,000 as of December 31, 1995 and 1994, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United's subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $55,919,000 and $57,310,000 at December 31, 1995 and 1994, respectively. During
1995, $41,582,000 of new loans were made and repayments totaled $39,615,000.


NOTE G--BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

                                                     December 31
                                              --------------------------
                                                  1995          1994
                                              ------------  ------------

        Land                                   $ 7,442,000   $ 7,628,000
        Building and improvements               30,358,000    29,328,000
        Leasehold improvements                   5,345,000     5,180,000
        Furniture, fixtures, and equipment      26,093,000    25,005,000
                                               -----------   -----------
                                                69,238,000    67,141,000
        Less allowance for depreciation
        and amortization                        38,663,000    36,372,000
                                               -----------   -----------
        Net bank premises                      $30,575,000   $30,769,000
                                               ===========   ===========

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $1,721,000, $1,746,000 and $1,620,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 1995 consisted of the following:

            1996                            $ 1,784,000
            1997                              1,662,000
            1998                              1,546,000
            1999                              1,464,000
            2000                              1,354,000
            Thereafter                        2,623,000
                                            -----------

            Total minimum lease payments    $10,433,000
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

                                                   December 31
                                              ----------------------
                                                 1995        1994
                                              ----------  ----------
             Bank premises                    $5,104,000  $5,093,000
             Less accumulated depreciation     3,297,000   3,181,000
                                              ----------  ----------

             Net bank premises                $1,807,000  $1,912,000
                                              ==========  ==========

Rental income under such operating leases approximated $892,000, $986,000, and $1,341,000 for the years ended December 31, 1995, 1994, and 1993, respectively. As of December 31, 1995, future minimum lease payments receivable under noncancelable operating leases aggregated $1,426,000, of which $728,000 is due in 1996.


NOTE H--DEPOSITS

The book value of deposits consisted of the following:

                                                      December 31
                                             ------------------------------
                                                  1995            1994
                                             --------------  --------------
            Non-interest bearing checking    $  238,568,000  $  244,591,000
            Interest bearing checking           224,088,000     229,118,000
            Regular savings                     269,990,000     309,406,000
            Money market accounts               109,132,000     119,663,000
            Time deposits under $100,000        529,597,000     456,476,000
            Time deposits over $100,000         101,891,000      75,598,000
                                             --------------  --------------

                        TOTAL DEPOSITS       $1,473,266,000  $1,434,852,000
                                             ==============  ==============


NOTE I--FEDERAL HOME LOAN BANK BORROWINGS

United's lead subsidiary, United National Bank (UNB), is a member of the Federal Home Loan Bank of Pittsburgh, (the FHLB). As of December 31, 1995, UNB owns 57,525 shares of the FHLB stock at par value. Such stock ownership entitles
UNB to its pro rata share of the quarterly dividends declared by the FHLB and provides an additional source of short-term and long-term funding, in the form of collateralized advances. Based upon the shares presently held by UNB, as well as its Qualifying Collateral and Mortgage Assets Ratio, as defined in the Master Agreement with the FHLB (the Agreement), at December 31, 1995, UNB is entitled to receive approximately $405,091,000 in collateralized advances from the FHLB at prevailing interest rates, subject to satisfying the Capital Stock Requirement provisions of the Agreement, as defined.

UNB also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $36,000,000. These lines of credit, which bear interest at prevailing market rates, permit UNB to borrow funds in the overnight market, and are renewable annually provided that UNB does not experience a material adverse change in its financial position or results of operations.

Approximately $33,900,000 of FHLB advances with an interest rate of 5.65% are scheduled to mature in 1996.


NOTE J--INCOME TAXES

Effective January 1, 1993, United changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The cumulative effect of the change increased net income by $1,329,000 or $0.11 per share.

The income tax provisions included in the consolidated statements of income are summarized as follows:

                                Year Ended December 31
                       ----------------------------------------
                           1995          1994          1993
                       ------------  ------------  ------------

Current Expense:
  Federal              $13,216,000   $12,022,000   $10,304,000
  State                  2,305,000     2,186,000     1,893,000
Deferred Benefit:
  Federal and State       (250,000)   (1,112,000)   (2,427,000)
                       -----------   -----------   -----------
Total expense          $15,271,000   $13,096,000   $ 9,770,000
                       ===========   ===========   ===========


The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

                                                        Year Ended December 31
                               -------------------------------------------------------------------------
                                         1995                       1994                    1993
                               -------------------------  -------------------------  -------------------
                                  Amount          %          Amount          %          Amount       %
                               ------------  -----------  ------------  -----------  ------------  -----
Tax on income before taxes
at statutory federal rate      $15,167,000         35.0%  $13,299,000         35.0%  $10,551,000   35.0%

Plus: State income taxes
net of federal tax
benefits                         1,604,000          3.7     1,009,000          2.7       826,000    2.7
                               -----------   ----------   -----------   ----------   -----------   ----
                                16,771,000         38.7    14,308,000         37.7    11,377,000   37.7
Increase (decrease)
resulting from:
    Tax-exempt interest
      income                    (1,683,000)        (3.9)   (1,830,000)        (4.8)   (2,069,000)  (6.9)
    Other items-net                183,000          0.4       618,000          1.6       462,000    1.6
                               -----------   ----------   -----------   ----------   -----------   ----

         Income taxes          $15,271,000         35.2%  $13,096,000         34.5%  $ 9,770,000   32.4%
                               ===========   ==========   ===========   ==========   ===========   ====

Federal income tax expense (benefit) applicable to securities transactions approximated ($305,000) and $168,000 in 1994 and 1993, respectively. There were no securities transactions in 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of United's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                         1995         1994
                                      -----------  -----------
Deferred tax assets:
     Allowance for loan losses        $ 7,956,000  $ 8,004,000
     Accrued benefits payable             709,000      354,000
     Other accrued liabilities          2,378,000    1,951,000
     Net deferred loan fees               392,000      471,000
     Securities available for sale                     239,000
     Other real estate owned              122,000      493,000
     Other                                 68,000
                                      -----------  -----------
       Total deferred tax assets       11,625,000   11,512,000
                                      -----------  -----------

Deferred tax liabilities:
     Premises and equipment             1,535,000    1,450,000
     Core deposit intangibles             685,000      999,000
     Income tax allowance for
      loan losses                         838,000      798,000
     Prepaid assets                       117,000      171,000
     Deferred mortgage points             532,000      741,000
     Securities available for sale        708,000
     Other                                              34,000
                                      -----------  -----------
       Total deferred tax
         liabilities                    4,415,000    4,193,000
                                      -----------  -----------

Net deferred tax assets               $ 7,210,000  $ 7,319,000
                                      ===========  ===========

NOTE K--EMPLOYEE BENEFIT PLANS

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

The following table sets forth the funded status of United's defined benefit plan and amounts recognized in the respective consolidated balance sheets:

                                                  December 31
                                          ----------------------------
Funded Status of Plan:                        1995           1994
                                          -------------  -------------

 Vested benefit obligation                $ 12,061,000   $  9,545,000

 Nonvested benefit obligation                  328,000        254,000
                                          ------------   ------------

 Accumulated benefit obligation           $ 12,389,000   $  9,799,000
                                          ============   ============

Projected benefit obligation for
services rendered to date                 $(16,123,000)  $(12,258,000)

Plan assets at fair value, primarily
marketable securities                       17,318,000     14,372,000
                                          ------------   ------------

Excess of plan assets over projected
benefit obligation                           1,195,000      2,114,000

Unrecognized net gain from past
experience different from that assumed
and effects of changes in assumptions         (731,000)    (1,824,000)

Unrecognized prior service cost                429,000        490,000

Unrecognized transition asset                 (914,000)    (1,044,000)
                                          ------------   ------------

Accrued pension liability included in
other liabilities                         $    (21,000)  $   (264,000)
                                          ============   ============


Net periodic pension cost included the following components:

                                               Year Ended December 31,
                                       ----------------------------------------
                                           1995          1994          1993
                                       ------------  ------------  ------------
Service cost                           $   553,000   $   638,000   $   502,000
Interest cost on projected
benefit obligation                       1,063,000       971,000       873,000
Actual (return)/loss on plan assets     (3,119,000)       85,000    (1,292,000)
Net amortization and deferral            1,697,000    (1,245,000)      172,000
                                       -----------   -----------   -----------

Net periodic pension cost              $   194,000   $   449,000   $   255,000
                                       ===========   ===========   ===========


The changes in unrecognized net gain, actual (return)/loss on plan assets and net amortization and deferral are primarily due to differences in the expected return and the actual return or loss on plan assets and a decrease in the weighted average discount rate from 8.5% in 1994 to 7.5% in 1995.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were approximately 7.5% and 4.5% at December 31, 1995 and 8.5% and 4.5% at December 31, 1994. The weighted average expected long-term rate of return on plan assets was 9.0% for the years ended December 31, 1995, 1994 and 1993.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. All employees who complete one year of service are eligible to participate in the Plan. Each participant may contribute from 1% to 10% of pre-tax earnings to his/her account which may be invested in any of four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the next 2% of salary deferred with United common stock. Vesting is 100% for employee deferrals and the United match at the time the employee makes his/her deferral. United's expense relating to the Plan approximated $297,000, $336,000 and $280,000 in 1995, 1994, and 1993, respectively.

The assets of United's defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 1995, the combined plan assets included 161,999 shares of United common stock with a market value of approximately $4,738,000.

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

During 1991, United formed the 1991 Incentive Stock Option Plan for key employees. Five hundred thousand (500,000) shares were allocated to the plan with no more than 100,000 options to be awarded each year. Stock option grants were awarded at the fair market value of United's common stock on the date of the grant. The options may be exercised in accordance with a three year vesting schedule and have a maximum duration of 10 years. Options need not be exercised in the order granted. The final 100,000 options under this plan were granted in November 1995 at the then current market price of $30.00.

The following is a summary of the 1988 Incentive Stock Option Plan activity:

                                                                              Range of
                                             Year Ended December 31,       Exercise Prices
                                            --------------------------    ----------------
                                             1995      1994      1993      High      Low
                                            ------    ------    ------    ------    ------
Outstanding at beginning of year            68,800    86,250    95,700    $14.00    $11.00
Granted
Exercised                                   15,750    17,450     9,450     14.00     11.00
Forfeited
                                            ------    ------    ------
Outstanding at end of year                  53,050    68,800    86,250     14.00     11.00
                                            ======    ======    ======

Exercisable at end of year                  53,050    68,800    86,250    $14.00    $11.00
                                            ======    ======    ======

The following is a summary of the 1991 Incentive Stock Option Plan activity:

                                                                              Range of
                                             Year Ended December 31,       Exercise Prices
                                            --------------------------    ----------------
                                             1995      1994      1993      High      Low
                                            ------    ------    ------    ------    ------
Outstanding at beginning of year            315,875   242,000   158,500   $27.00    $13.75
Granted                                     100,000   100,000    85,750    30.00     13.75
Exercised                                    28,750    16,750     2,250    27.00     13.75
Forfeited                                     9,450     9,375              27.00     13.75
                                            -------   -------   -------
Outstanding at end of year                  377,675   315,875   242,000    30.00     13.75
                                            =======   =======   =======

Exercisable at end of year                  210,587   157,313    97,250   $27.00    $13.75
                                            =======   =======   =======

United provides postemployment and postretirement benefits for certain employees at subsidiaries acquired in prior years. United accounts for such costs as expense when paid. United's analysis indicates that accounting for such costs when paid does not produce results materially different from those which would result if such costs were accrued during the period of employee service. United does not anticipate providing postemployment or postretirement benefits to its currently active employees after employment or retirement except on a fully contributory basis.


NOTE L--COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $262,836,000 and $244,975,000 of loan commitments outstanding as of December 31, 1995 and 1994, respectively, with substantially all of them expiring within one year.

Standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued standby letters of credit of $16,533,000 and $15,022,000 as of December 31, 1995 and 1994, respectively.

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

The swap, which matures in 1997, is summarized as follows:

  Notional value                                    $50,000,000
  Average receive rate during 1995                    4.50%
  Average pay rate during 1995                        6.07%

During 1995 and 1994 the interest rate swap reduced interest income by $787,000 and $1,000, respectively. At December 31, 1995, the estimated unrealized loss on the swap, which may reduce interest income in future periods, approximated $738,000. A key assumption utilized in computing the unrealized loss is that interest rates will remain at the December 31, 1995 level throughout the term of the agreement.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on its financial position or results of operations.


NOTE M--OTHER INCOME AND EXPENSE

The following items of other income and expense exceeded one percent of total revenue for the periods indicated:

                                    Year Ended December 31
                             -------------------------------------
                                1995         1994         1993
                             -----------  -----------  -----------
Other income:
- - -------------
  Service charges and
  fees on deposits            $6,652,000   $6,644,000   $7,168,000

Other expense:
- - --------------
  Data processing             $1,610,000   $1,973,000   $2,065,000
  Stationery and supplies      1,315,000    1,250,000    1,320,000
  FDIC insurance expense       1,665,000    3,207,000    3,149,000
  Legal and consulting         1,842,000      983,000    1,172,000

NOTE N--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by United in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents:  The carrying amounts reported in the balance sheet
- - --------------------------
for cash and cash equivalents approximate those assets' fair values.

Securities:  The estimated fair values of securities are based on quoted market
- - -----------
prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:  The estimated fair values of variable-rate loans that reprice frequently
- - ------
with no significant change in credit risk are based on carrying values. The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real state and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit worthiness.

Off-Balance-Sheet Instruments:  Fair values of United's loan commitments are
- - ------------------------------
based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair values of these commitments approximate their carrying values. The fair value of the interest rate swap agreement is calculated with pricing models using current rate assumptions. A key assumption utilized in computing the estimated fair value of the interest rate swap agreement is that interest rates will remain at the December 31, 1995 level throughout the term of the agreement.

Deposits:  The fair values of demand deposits (e.g. interest and non-interest
- - ---------
checking, regular savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings:  The carrying amounts of federal funds purchased,
- - ----------------------
borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

Federal Home Loan Bank Borrowings:  The fair values of United's Federal Home
- - ----------------------------------
Loan Bank borrowings are estimated using discounted cash flow analyses, based on United's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of federal Home Loan Bank borrowings approximates their fair value.

The estimated fair values of United's financial instruments are summarized below:

                                                                      December 31, 1995                December 31, 1994
                                                               -------------------------------  --------------------------------
                                                                   Carrying          Fair          Carrying            Fair
                                                                    Amount           Value          Amount            Value
                                                               ----------------  -------------   --------------     --------------

Cash and cash equivalents                                        $   78,909,000  $   78,909,000   $   82,763,000    $   82,763,000

Securities available for sale                                       196,718,000     196,718,000      118,037,000       118,037,000

Securities                                                          112,755,000     114,390,000      242,846,000       231,461,000

Loans                                                             1,378,026,000   1,397,250,000    1,302,095,000     1,290,249,000

Deposits                                                          1,473,266,000   1,477,646,000    1,434,852,000     1,429,302,000

Short-term borrowings                                                82,167,000      82,167,000       71,809,000        71,809,000

FHLB borrowings                                                      33,900,000      33,900,000       83,972,000        83,932,000

Interest rate swap agreement                                                            738,000                          3,120,000


NOTE O - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
  INFORMATION

Condensed Balance Sheets

                                                                                 December 31
                                                                           --------------------------
                                                                              1995          1994
                                                                           -----------   ------------
Assets
 Cash                                                                       $    642,000   $  1,265,000
 Securities available for sale                                                12,216,000      2,887,000
 Investment securities                                                           677,000        677,000
 Investment in subsidiaries
   Bank subsidiaries                                                         191,708,000    174,452,000
   Non-bank subsidiaries                                                       1,223,000      1,180,000
 Other assets                                                                    156,000        243,000
                                                                            ------------   ------------

     Total Assets                                                           $206,622,000   $180,704,000
                                                                            ============   ============

Liabilities
 Accrued expenses and other liabilities                                     $  5,400,000   $    958,000
Shareholders' Equity (including a net unrealized holding gain of $1,315,000 and loss of $443,000 on securities available for sale at
 December 31, 1995 and 1994, respectively)                                   201,222,000    179,746,000
                                                                            ------------   ------------

     Total Liabilities and Shareholders' Equity                             $206,622,000   $180,704,000
                                                                            ============   ============

Condensed Statements of Income

                                                                                    Year Ended December 31
                                                                           -----------------------------------------
                                                                              1995           1994           1993
                                                                           -----------   ------------   ------------
Income
 Dividends from bank subsidiaries                                          $26,496,000   $ 17,525,000   $ 10,918,000
 Management fees
   Bank subsidiaries                                                         3,018,000      2,226,000      2,257,000
   Non-bank subsidiaries                                                        12,000         12,000         12,000
 Other Income                                                                  268,000        238,000        210,000
                                                                           -----------   ------------   ------------

Total Income                                                                29,794,000     20,001,000     13,397,000

Expenses
 Operating expenses                                                          4,024,000      2,953,000      2,860,000
                                                                           -----------   ------------   ------------
   Income Before Income Taxes, Equity in
    Undistributed Net Income of Subsidiaries and
    Cumulative Effect of Change in Accounting Principle                     25,770,000     17,048,000     10,537,000

Applicable income taxes (benefit)                                             (236,000)       (73,000)      (104,000)
                                                                           -----------   ------------   ------------

   Income Before Equity in Undistributed Net
    Income of Subsidiaries and Cumulative
    Effect of Change in Accounting Principle                                26,006,000     17,121,000     10,641,000
Cumulative Effect as of January 1, 1993 of
 Change in Accounting Principle                                                                              (99,000)
                                                                           -----------   ------------   ------------

Income Before Equity in Undistributed
  Net Income of Subsidiaries                                                26,006,000     17,121,000     10,542,000
Equity in undistributed net income of subsidiaries
   Bank subsidiaries                                                         2,062,000      7,755,000     11,143,000
   Non-bank subsidiaries                                                        11,000         26,000         21,000
                                                                           -----------   ------------   ------------

Net Income                                                                 $28,079,000   $ 24,902,000   $ 21,706,000
                                                                           ===========   ============   ============

NOTE O - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
         INFORMATION - CONTINUED


  Condensed Statements of Cash Flows

                                                                     Year Ended December 31
                                                           -------------------------------------------
                                                               1995           1994           1993
                                                           -------------  -------------  -------------
  Operating Activities
   Net income                                              $ 28,079,000   $ 24,902,000   $ 21,706,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed net income of subsidiaries      (2,073,000)    (7,781,000)   (11,164,000)
     Depreciation and net amortization                           33,000         59,000        112,000
     Net gain on sales of investment securities                               (107,000)      (133,000)
     Gain on sale of bank premises and equipment                               (49,000)
     Net change in other assets and liabilities                 337,000         96,000         30,000
                                                           ------------   ------------   ------------

  Net Cash Provided By Operating Activities                  26,376,000     17,120,000     10,551,000
                                                           ------------   ------------   ------------

  Investing Activities
     Net sales of investment securities                                        123,000        793,000
     Net purchases of securities available for sale          (8,439,000)    (1,171,000)
     Increase in investment in subsidiaries                  (2,400,000)
     Acquisition of First Commercial Bank                    (5,280,000)
     Proceeds from sale of bank premises and equipment                         125,000
                                                           ------------   ------------   ------------

  Net Cash (Used In) Provided By Investing Activities       (16,119,000)      (923,000)       793,000
                                                           ------------   ------------   ------------

  Financing Activities
     Cash dividends paid                                    (10,273,000)   (12,604,000)   (10,918,000)
     Acquisition of treasury stock                           (1,273,000)    (3,536,000)      (300,000)
     Proceeds from exercise of stock options                    666,000        455,000        144,000
     Issuance of common stock                                                                 120,000
                                                           ------------   ------------   ------------

  Net Cash (Used In) Financing Activities                   (10,880,000)   (15,685,000)   (10,954,000)
                                                           ------------   ------------   ------------

  (Decrease) Increase in Cash                                  (623,000)       512,000        390,000

  Cash and Cash Equivalents at Beginning of Year              1,265,000        753,000        363,000
                                                           ------------   ------------   ------------
  Cash and Cash Equivalents at End of Year                     $642,000     $1,265,000       $753,000
                                                           ============   ============   ============

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1995 and 1994 is summarized below (dollars in thousands except for per share data):

                                       1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                       -----------  -----------  -----------  ------------
1995
- - ----
Interest income                            $33,367      $33,911      $34,145      $35,037
Interest expense                            12,941       13,735       13,878       14,216
Net interest income                         20,426       20,176       20,267       20,821
Provision for possible loan losses             450          475          625          525
Other noninterest income                     3,139        3,215        3,155        3,107
Noninterest expense                         12,636       12,142       11,432       12,671
Income taxes                                 3,582        3,732        4,178        3,779
Net income                                   6,897        7,042        7,187        6,953

Per share data:
- - ---------------
  Average shares outstanding (000s)         11,809       11,806       11,930       11,943
  Net income per share                       $0.58        $0.59        $0.60        $0.58
  Dividends per share                        $0.29        $0.29        $0.29        $0.30


1994
- - ----
Interest income                            $28,533      $29,530      $31,306      $31,788
Interest expense                            10,384       10,536       11,090       11,877
Net interest income                         18,149       18,994       20,216       19,911
Provision for possible loan losses             450          468          450          450
Securities gains(losses)                       107           45                    (1,024)
Other noninterest income                     3,113        2,929        2,882        3,170
Noninterest expense                         11,667       11,888       12,728       12,393
Income taxes                                 3,158        3,402        3,478        3,058
Net income                                   6,094        6,210        6,442        6,156

Per share data:
- - ---------------
  Average shares outstanding (000s)         11,930       11,942       11,921       11,956
  Net income per share                       $0.51        $0.52        $0.54        $0.51
  Dividends per share                        $0.26        $0.26        $0.27        $0.27


NOTE Q--PENDING ACQUISITION (UNAUDITED)

United has entered into an agreement with Eagle Bancorp, Inc., Charleston, West Virginia ("Eagle") to exchange 1.15 shares of United common stock for each of the 2,729,468 common shares of Eagle. The transaction, valued at approximately $95,000,000 based on recent market prices of United's stock, will be accounted for using the pooling of interests method of accounting. It is anticipated that the proposed acquisition will be consummated during the second quarter of 1996.

The following represents selected pro forma financial information regarding the effects of the transaction as though United and Eagle had been combined during 1995, 1994 and 1993:

                                   1995             1994             1993
                              ---------------  ---------------  ---------------
Total interest income         $  165,815,000   $  147,637,000   $  140,624,000
Total interest expense            70,167,000       55,672,000       55,037,000
Net interest income               95,648,000       91,965,000       85,587,000
Income before income taxes        50,599,000       46,093,000       38,950,000
Income from continuing
  operations                      32,817,000       30,384,000       26,468,000
Earnings per common share               2.18             2.01             1.76
Return on average assets                1.52%            1.44%            1.32%
Return on average equity               13.86%           13.67%           12.77%
Net loans                      1,730,457,000    1,652,275,000    1,443,559,000
Total assets                   2,210,230,000    2,170,340,000    2,035,452,000
Total deposits                 1,773,009,000    1,712,515,000    1,697,915,000
Total equity                     245,147,000      225,634,000      214,047,000

The data set forth above is not necessarily indicative of the results of operations or the combined financial position of United that would have resulted had the merger been consummated at the beginning of the applicable periods indicated, nor is it necessarily indicative of the results of operations in future periods or the future financial position of the combined entities.

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

Principal Shareholders of United
- - --------------------------------

     The following table lists each shareholder of United who is the beneficial owner of more than 5% of United's common stock, the only class of stock outstanding, as of December 31, 1995.


         Name and Address    Amount and Nature of  Percent of
       of Beneficial Owner   Beneficial Ownership     Class
       --------------------  --------------------  -----------

    (1)United National Bank               910,895        7.59%
       Trust Department
       514 Market Street
       Parkersburg, WV  26101
       (855,997 shares or
       7.14% are registered
       under the nominee name
       of Bank of New York)

     (1) UNB is a wholly-owned subsidiary of United and its Trust Department holds in fiduciary or agency capacity 910,895 shares of United's stock. The voting and investment authority for the shares held by the Trust Department is exercised by UNB's Board of Directors.

Board of Directors
- - ------------------

  The Bylaws of United provide that its Board of Directors shall consist of not fewer than five nor more than thirty-five persons, as may be determined, from time to time, by resolution adopted by the shareholders or by a majority of the Board of Directors. The twenty-three (23) persons listed below have been elected or appointed to serve as directors of United until the 1996 Annual Meeting of shareholders and until their successors are elected and qualified.

       Each director has served continuously to date as a director beginning in the indicated year.

       Directors have sole voting and investment authority of directly owned shares. The total of directly owned shares also includes stock options granted to executive officers pursuant to incentive stock option plans. For four of the directors who are executive officers, direct ownership includes options to purchase shares as follows: Richard Adams, 84,714 shares, Douglass H. Adams, 9,066 shares, Thomas A. McPherson, 20,320 shares and I. N. Smith, Jr., 12,506 shares. The options to purchase shares included in the direct ownership of all executive officers as a group total 245,554. For the executive offices held by them, see the section of this document captioned "Executive Officers."

       Indirect shares for each individual director include those owned by spouses and immediate family members, shares held in any trust of which a director is a beneficiary, and shares held by a corporation which the director controls. These shares do not include the Trust Shares referred to in a following footnote.

       RICHARD M. ADAMS, who is Chairman and Chief Executive Officer of both United and UNB, became a director of United in 1984. Mr. Adams is 49 years old. He owns 235,611 shares of United directly and 91,670 shares indirectly, the total of which represents 2.73 percent of the total outstanding shares of United. Of the 90,861 shares indirectly owned by Mr. Adams, 25,590 shares are in the Stevenson Trust over which he exercises voting power, 35,414 shares are owned by the members of his immediate family and 30,666 shares are held in two family trusts over which he exercises voting power but no investment authority. Messrs. Richard M. Adams and Douglass H. Adams are brothers.

       I. N. SMITH, JR., who is President of United, Vice Chairman of UNB, and former President of UNB, became a director in 1986. Mr. Smith is 63 years old. He owns 16,812 shares of United directly and 220,184 shares indirectly, the total of which represents 1.98 percent of the total outstanding shares of United. Of the 220,184 shares indirectly owned beneficially by Mr. Smith, 14,700 shares are owned by members of his immediate family and 4,000 shares are owned by the mother of Mr. Smith over which he has power of attorney. The following shares owned of record by others may be deemed to be owned by Mr. Smith under the rules and regulations of the Securities and Exchange Commission: Kanawha City Company 15,000 shares; Kanawha Company 56,000 shares; Roane Land Company 484 shares; Roxalana Land Company 75,000 shares; and West Virginia Coal Land Company 55,000 shares.

       DOUGLASS H. ADAMS, who is Executive Vice-President of United, became a director in 1988. Mr. Adams is 57 years old. He owns 43,438 shares of United directly and 2,551 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Messrs. Richard M. Adams and Douglass H. Adams are brothers.

       ROBERT G. ASTORG, who is a CPA and Managing Director of IDS Tax and Business Services, a financial consultant and tax service, became director in 1991. Mr. Astorg is 52 years old. He owns 12,313 shares of United directly and 827 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Mr. Astorg is a former Partner of Astorg and Altizer, CPAs.

       THOMAS J. BLAIR, III, who is President and Chief Executive Officer of Kelley, Gidley, Blair & Wolfe, Inc., former Chairman of the Board of UNB-Central, Heritage and Weston National, became a director in 1988. Mr. Blair is 62 years old. He owns 135,860 shares of United directly and 7,100 shares indirectly, the total of which represents 1.19 percent of the total outstanding shares of United. Mr. Blair is a former president of the McDowell County Water Company.

       HARRY L. BUCH, who is an Attorney at Law, and Partner with Bailey, Riley, Buch & Harman, became a director in 1990. Mr. Buch is 65 years old. He owns 6,063 shares of United directly which represents less than one percent of the total outstanding shares of United. Mr. Buch is a former Partner with Gompers, Buch, McCarthy & McLure.

       R. TERRY BUTCHER, who is an Attorney at Law, and Partner with Butcher & Butcher, became a director in 1988. Mr. Butcher is 48 years old. He owns 23,500 shares of United directly and 500 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

       JOHN W. DUDLEY, who is President of J. W. Dudley Sons & Company, a retail business, became a director in 1986. Mr Dudley is 49 years old. He owns 8,703 shares of United directly which represents less than one percent of the total outstanding shares of United.

       H. SMOOT FAHLGREN, who is Chairman and former Chief Executive Officer of Fahlgren, Inc., became a director in 1984. Mr. Fahlgren is 65 years old. He owns 135,974 shares of United directly which represents 1.13 percent of the total outstanding shares of United. Mr. Fahlgren is Mr. Graff's father-in-law.

       THEODORE J. GEORGELAS, who is Chairman of the Board of First Commercial Bank, and President of Georgelas and Sons, Inc., a commercial real estate development company, became a director in 1990. Mr. Georgelas is 49 years old. He directly owns 49,666 shares of United which represents less than one percent of the total outstanding shares of United.

       C. E. GOODWIN, who is an Attorney at Law and Counsel with Goodwin & Goodwin, became a director in 1985. Mr. Goodwin is 85 years old. He owns 15,620 shares of United directly and 1,272 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

       F.T. GRAFF, JR., who is a practicing attorney and partner of Bowles Rice McDavid Graff and Love, became a director of United in 1984. Mr. Graff is 56 years old. He owns 2,000 shares of United directly and 6,000 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. The indirectly owned shares are held by a bank in a trustee account for Mr. Graff over which he exercises voting and dispositive power. Mr. Graff is Mr. Fahlgren's son-in-law.

       LEONARD A. HARVEY, who is a former Secretary of the West Virginia Department of Commerce, Labor, and Environmental Resources, became a director of United in 1990. Mr. Harvey is 69 years old. He owns 29,659 shares of United directly and 859 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

       ANDREW J. HOUVOURAS, who is President of A&L Industries, an investment company, became a director of United in 1985. Mr. Houvouras is 76 years old. He owns 439 shares of United directly and 27,745 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. The indirect shares are owned by a company in which Mr. Houvouras is a partner.

       RUSSELL L. ISAACS, who is the owner of Russell L. Isaacs and Company, a consulting firm, became a director of United in 1984. Mr. Isaacs is 63 years old. He owns 20,958 shares of United directly which represents less than one percent of the total outstanding shares of United.

       ROBERT P. MCLEAN, who is the President of Stanaford Acres, Inc. and Vice-President of Sigmund-McLean, Inc. became a director of United in 1992. Mr. McLean is 65 years old. He owns 4,633 shares of United directly and 1,399 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United.

       THOMAS A. MCPHERSON, who is an Executive Vice President of United and the former President and Chief Executive Officer of UNB-C, became a director of United in 1988. Mr. McPherson is 59 years old. He owns 68,756 shares of United directly which represents less than one percent of the total outstanding shares of United.

       G. OGDEN NUTTING, who is the former Chairman of the Board of UNB-N and President of The Ogden Newspapers, Inc., became a director of United in 1986. Mr. Nutting is 60 years old. He owns 326,328 shares of United indirectly which represents 2.72 percent of the total outstanding shares of United. The voting and investment authority for the indirectly owned shares of Mr. Nutting are as follows: he has beneficial ownership, through shared investment or voting authority of 326,328 shares consisting of 20,952 shares held by Mr. Nutting as co-trustee, and 277,376 shares registered in the name of The Ogden Newspapers, Inc. of which Mr. Nutting is President. He is also a settlor and sole beneficiary of a trust which contains 28,000 shares.

       WILLIAM C. PITT, III, who is a hotel and resort developer, became a director of United in 1987. Mr. Pitt is 51 years old. He owns 5,000 shares of United directly which represents less than one percent of the total outstanding shares of United.

       CHARLES E. STEALEY, who is a private consultant and former Assistant Vice President and Director of Administration of Olsten Corporation, became a director of United in 1986. Mr. Stealey is 55 years old. He owns 30,668 shares of United directly and 48,362 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Mr. Stealey's mother holds 7,354 of the indirect shares over which Mr. Stealey has power of attorney and the other 41,008 indirect shares are held in a trustee account for Mr. Stealey over which he exercises voting and investment authority.

       WARREN A. THORNHILL, III, who is an Attorney at Law, former Chairman of the Board of Summit Holding Corporation and Raleigh County National Bank and UNBS, became a director of United in 1992. Mr. Thornhill is 67 years old. He owns 131,997 shares of United directly and 92,730 shares indirectly, the total of which represents 1.87 percent of the total shares outstanding of United. Mr. Thornhill's indirectly owned shares are owned by the members of his immediate family.

       HAROLD L. WILKES, who is President of Little General Stores, Inc., a convenience store chain, became a director of United in 1993. Mr. Wilkes is 55 years old. He directly owns 1,977 shares of United which represents less than one percent of the total outstanding shares of United.

       JAMES W. WORD, JR., who is President of Beckley Loan Company and Vice-President of Beckley Loan and Industrial Corporation became a director of United in 1992. He is 71 years old. He owns 33,680 shares of United directly and 26,337 shares indirectly, the total of which represents less than one percent of the total outstanding shares of United. Mr. Word's indirectly owned shares are owned by the members of his immediate family.

       All directors and executive officers of United as a group, 28 persons, own 1,182,119 shares of United directly and 1,771,161 shares indirectly, the total of which represents 24.62 percent of the total shares outstanding for United. Included in indirectly owned shares is 910,895 shares of United common stock held by UNB's Trust Department serving in a fiduciary or agency capacity (the "Trust Shares"). The voting and investment authority for the Trust Shares held by the Trust Department is exercised by UNB's Board of Directors. The members of UNB's Board of Directors who are also directors or executive officers of United are: Richard M. Adams, I. N. Smith, Jr., and Gary L. Ellis.

       Effective November 29, 1995, Joseph N. Gompers resigned from the Board of Directors with no disagreements with management. Leonard A. Harvey and Thomas
A. McPherson have chosen not to stand for re-election for the 1996 Annual Meeting. It is anticipated that Mr. Harvey will be named Director Emeritus.

Meetings and Committees of the Board of Directors
- - -------------------------------------------------

       The Board of Directors of United met four times during 1995. The Board reviews management reports and general corporate policy. During the calendar year ended December 31, 1995, each director of United attended more than 75% of the total number of meetings of the Board and Board Committees on which he or she served during the period he or she served as a director, except for Harry L. Buch, John W. Dudley, Joseph N. Gompers and Andrew J. Houvouras.

       The Board has three standing committees--the Executive, Audit and Compensation Committees. The Audit Committee met four times in 1995 to review the quarterly reports of internal audit, all reports of external auditors, and all reports of examination by federal and state bank regulatory authorities. This committee consisted of: Robert G. Astorg, Chairman, R. Terry Butcher, C. E. Goodwin and James W. Word, Jr.

       The Executive Committee met five times during 1995. The Executive Committee may exercise the power of the Board of Directors between meetings of the full Board of Directors or upon the call of the Chairman, as directed by the Board and consistent with the provisions of West Virginia corporate law and United's articles of incorporation and bylaws. The committee consisted, during 1995, of Richard M. Adams, Chairman, I. N. Smith, Jr., Thomas J. Blair, III, Harry L. Buch, H. Smoot Fahlgren, Theodore J. Georgelas, Leonard A. Harvey, Russell L. Isaacs, G. Ogden Nutting, William C. Pitt, III, Warren A. Thornhill, III and F.T. Graff, Jr., who also serves as secretary for the Executive Committee.

       The Compensation Committee met one time during 1995. The Compensation Committee makes recommendations regarding officer compensation and budgetary matters to the Board of Directors. The committee consisted of the same members as served on the Executive Committee except for Messrs. R. Adams and Smith. Mr. Isaacs is chairman of the Compensation Committee.


Compensation Committee Interlocks and Insider Participation
- - -----------------------------------------------------------

       F.T. Graff, Jr., a member of the Board of Directors of United and the Board's Compensation Committee, is a partner in the law firm of Bowles Rice McDavid Graff & Love in Charleston, West Virginia. Bowles Rice McDavid Graff & Love rendered legal services to United and UNB during 1995 and it is expected that the firm will continue to render services to both in the future. The fees paid to Bowles Rice McDavid Graff & Love represent less than 5% of that firm's revenues for 1995.


Compensation of Directors
- - -------------------------

       Directors other than executive officers of United receive a retainer of $550 per month without regard to meeting attendance. In addition, each outside director receives a fee of $550 for each United Board Committee attended except for Mr. Isaacs. Mr. Isaacs, as chairman of the Compensation Committee, receives an additional $550 for each committee meeting attended. Mr. Astorg, as chairman of the Audit Committee, receives an additional retainer payment of $550 per month without regard to meeting attendance.

                          SUMMARY COMPENSATION TABLE

       The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four most highly compensated executive officers during the last three fiscal years.

                                                                                                      Long-term
                                                                           Annual Compensation       Compensation
                                                                   --------------------------------  ------------
                                                                                                       Stock          All Other
Name and Principal Position                                            Year       Salary    Bonus    Options(#)    Compensation (3)
- - ---------------------------------------------------                ------------  --------  --------  ----------    ----------------
Richard M. Adams              Chairman of the Board                1995          $313,500  $147,000    12,714      $35,664 (2)
                              & Chief Executive Officer            1994           290,413   130,000    14,500       28,756
                                                                   1993           257,948    80,000    10,000       25,320

I. N. Smith, Jr.              President                            1995           145,109    12,375     3,506        5,951  (1)
                                                                   1994           145,109    15,900     3,000        4,052
                                                                   1993           145,109    15,000     3,000        4,046

Gary L. Ellis                 Executive Vice President             1995           150,013    33,750     6,028        7,359  (1)
                                                                   1994           144,672    45,000     5,000        4,749
                                                                   1993           137,493    30,000     5,000        3,554

Steven E. Wilson              Executive Vice President             1995           136,250    42,000     6,028        7,130  (1)
                              Chief Financial Officer              1994           122,542    36,000     5,500        3,794
                              & Treasurer                          1993           113,540    25,000     4,000        2,783

Thomas A. McPherson           Executive Vice President             1995           124,500    30,000     4,120        5,682  (1)
                                                                   1994           120,000    25,000     4,700        3,482
                                                                   1993           120,000    15,000     3,500        3,368

(1) All reported amounts indicate annual amounts accrued under the Company's 401(K) Plan.

(2) Included are $9,240 representing the Company's matching contribution to the Company's 401(K) Plan and $26,424 accrued under a supplemental executive retirement plan.

(3) The aggregate value of all perquisites and other personal benefits did not exceed either $50,000 or 10% of the total annual salary and bonus reported for the named executive officers; therefore, no disclosure has been made.

STOCK OPTION GRANTS TABLE

       The following table sets forth information concerning individual grants of options to purchase the Company's Common Stock made to the named executives in 1995.

                                                                    Stock Option Grants in Last Fiscal Year
                                            ------------------------------------------------------------------------------
                                                                                               Potential Realizable Value
                                                                                                 at Assumed Annual Rates
                                                                                               of Stock Price Appreciation
                                                     Individual Grants                               for Option Term
                               --------------------------------------------------------------  ---------------------------
                                Number of
                               Securities       % of Total
                               Underlying   Options Granted to     Exercise or
                                 Options     All Employees in      Base Price      Expiration
    Name                       Granted (#)     Fiscal Year          ($/Share)         Date      5%  ($)  10%  ($)
- - -----------------------------  -----------  ------------------   ---------------   ----------  -------   -------
Richard M. Adams                12,714 (1)          12.71%            30.00        11/27/2005  239,871   607,884
I. N. Smith, Jr.                 3,506 (1)           3.51%            30.00        11/27/2005   66,147   167,630
Gary L. Ellis                    6,028 (1)           6.03%            30.00        11/27/2005  113,728   288,212
Steven E. Wilson                 6,028 (1)           6.03%            30.00        11/27/2005  113,728   288,212
Thomas A. McPherson              4,120 (1)           4.12%            30.00        11/27/2005   77,731   196,986

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


                STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

       The following table sets forth certain information regarding individual exercises of stock options during 1995 by each of the named executives.

                        Aggregate Stock Option Exercises in Last Fiscal Year and FY-End Stock Option Value
                       ------------------------------------------------------------------------------------
                                                          Number of Unexercised      Value of Unexercised
                                                             Stock Options's          In-the-Money Stock
                                                              at FY-End (#)         Option's at FY-End ($)
                         Shares Acquired       Value           Exercisable/              Exercisable/
Name                     on Exercise (#)     Realized         Unexercisable             Unexercisable
- - ---------------------  -------------------  -----------  ------------------------  ------------------------
Richard M. Adams                    7,500      $125,625           62,250/22,464          $742,188/$50,938
I. N. Smith, Jr.                    5,250      $ 71,438            6,750/5,756           $ 42,938/$11,063
Gary L. Ellis                       6,000      $ 79,500           20,250/9,778           $212,563/$18,438
Steven E. Wilson                    6,500      $ 69,750           12,250/9,778           $100,063/$19,438
Thomas A. McPherson                     -             -           12,975/7,345           $129,344/$16,656

Executive Officers
- - ------------------

       Set forth below are the executive officers of United and relations that exist with affiliates and others for the past five years.

                                                                                       Principal Occupation and
                                                                                       Banking Experience During
Name                              Age                       Present Position           The Last Five Years
- - --------------------------------  ------------------------  -------------------------  ----------------------------
Richard M. Adams                  49                        Chairman of the            Chairman of the Board and
                                                            Board & Chief              Chief Executive Officer-
                                                            Executive Officer-         United; Chairman of the
                                                            United; Chairman           Board and Chief
                                                            of the Board &             Executive Officer-UNB
                                                            Chief Executive
                                                            Officer - UNB

I.N. Smith, Jr.                   63                        President-United;          President-United (1991
                                                            Vice-Chairman -            to present); President-
                                                            UNB, Director -            UNB (1990 to October
                                                            United and UNB             1991); Vice-Chairman-UNB
                                                                                       (November 1991 to present)

Douglass H. Adams                 57                        Executive Vice-            Executive Vice-President,
                                                            President -                United (1991 to present);
                                                            United; Director-          President-Vienna Office of
                                                            United; Executive          United National Bank (1991
                                                            Vice-President-UNB         to present)

Gary L. Ellis                     54                        Executive Vice-            Executive Vice-President
                                                            President-                 United (1991 to present);
                                                            United; Director           President-UNB (November
                                                            and President -            1991 to present); President
                                                            UNB; Director-             Charleston Office, UNB
                                                            UNB-S                      (1990 to October 1991);
                                                                                       Executive Vice-President -
                                                                                       UNB (1990 to October 1991)
                                                                                       Chief Operating Officer -
                                                                                       UNB (1990 to October 1991)

James B. Hayhurst                 49                        Executive Vice-            Executive Vice-President
                                                            President -                 -United (1991 to present);
                                                            United; Executive          Executive Vice-President-
                                                            Vice-President-            UNB (1991 to present);
                                                            UNB                        President-UNB Parkersburg
                                                                                       Offices (1991 to present)

Thomas A. McPherson               59                        Executive Vice-            Executive Vice-President-
 McPherson                                                  President - United;        United (1991 to present);
                                                            Director-United            President and CEO - UNB-C
                                                            Executive Vice-            (1990 to December 1992)
                                                            President-UNB

                                                                                       Principal Occupation and
                                                                                       Banking Experience During
Name                              Age                       Present Position           The Last Five Years
- - --------------------------------  ------------------------  -------------------------  ----------------------------
Joseph Wm. Sowards                45                        Executive Vice-            Executive Vice President
                                                            President and              and Secretary-United (1991
                                                            Secretary-United;          to present); Executive Vice
                                                            Executive Vice-            -Executive Vice- President
                                                            President-UNB              UNB (1991 to present)

Joe L. Wilson                     47                        Executive Vice-            Executive Vice-President-United
                                                            President-United           (1991 to present); President-
                                                            Executive Vice-            UNB-N (1990 to December 1992)
                                                            President-UNB

Steven E. Wilson                  47                        Executive Vice-            Executive Vice-President and
                                                            President, Chief           Chief Financial Officer-United
                                                            Financial Officer,         (1991 to present); Treasurer-
                                                            and Treasurer-             United (1991 to present);
                                                            United; Executive          Executive Vice President
                                                            Vice-President,            and Chief Financial Officer-
                                                            Chief Financial            UNB (1991 to present)
                                                            Officer, Treasurer
                                                            and Secretary - UNB

Certain Reports
- - ---------------

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

       Based solely on a review of such reports and representations from United directors and executive officers, United believes that during 1995 all such reports were filed on a timely basis, with one exception: Director Leonard A. Harvey did not file a Form 4 to report the purchase of 2,000 shares of common stock in November 1995. Mr. Harvey reported the transaction on a subsequent Form 4 in January of 1996.

       United's contributions to the Pension Plan, a defined benefit plan, are not and cannot be calculated separately for specific participants by the Pension Plan's actuary. No company contributions to the Pension Plan are included in the amounts shown as aggregate or contingent forms of remuneration. See the section captioned, Employee Benefit Plans, on the pages following.

       As of December 31, 1995, the persons named in the table above had compiled and credited service under the Pension Plan as follows: R. Adams 27 years; I.N. Smith 36 years; G. Ellis 14 years; T. McPherson 33 years; S. Wilson 24 years.

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

Officer Employment Contracts
- - ----------------------------

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

Change of Control Agreements
- - ----------------------------

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

Succession Management Stock Bonus Plan
- - --------------------------------------

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

Incentive Stock Option Plan
- - ---------------------------

       In February, 1988, the Board adopted an incentive stock option ("ISO") plan which was approved by United's shareholders at the 1988 annual meeting.
The ISO plan was conceived by United's Board in order to retain and motivate key management executives of United. The class of eligible employees is executive officers of United and its subsidiaries owning less than 10% of United's issued and outstanding stock. The Executive Committee of United, in its sole discretion, will award stock options to eligible employees, will determine the conditions for exercise, and will administer the ISO plan generally. One hundred thousand (100,000) shares were allocated to the plan, with options for no more than 20,000 shares to be awarded each year. The option exercise price was the fair market value of United's stock at the time the option is granted. The last grants under this plan were awarded in 1992. All options granted are vested. Messrs. R. Adams, Smith, S. Wilson, J. Wilson, D. Adams, Sowards and Ellis have exercised options.

       In April, 1991, the Board adopted an incentive stock option plan ("1991 Plan") which was approved by United's shareholders at the 1991 annual meeting. The 1991 Plan was intended to attract and retain qualified and motivated management. The class of eligible employees was officers of United and its subsidiaries owning less than 10% of United's issued and outstanding stock. The Executive Committee of United, in its sole discretion, awarded stock options to eligible employees and administered the 1991 Plan generally. Five hundred thousand (500,000) shares were allocated to the plan, with options for no more than 100,000 shares to be awarded each year. The option exercise prices were the fair market value of United's stock at the time the option was granted. The last grants under this plan were awarded in 1995.

       In 1995, 100,000 shares were granted as follows: Richard M. Adams-12,714 shares; I. N. Smith, Jr.-3,506 shares; Gary L. Ellis-6,028 shares; Joe L. Wilson-3,506 shares; Steven E. Wilson-6,028 shares; James B. Hayhurst-4,120 shares; Joseph Wm. Sowards-2,366 shares; Douglass H. Adams-2,366 shares and Thomas A. McPherson-4,120 shares. Fifty-two nonexecutive officers received a total of 55,246 shares. These shares were granted at the then current market price of $30.00. The options granted become exercisable in accordance with a three year vesting schedule: 50% year one; 75% year two and 100% year three. Messrs. Ellis, Smith, S. Wilson, D. Adams, McPherson, Sowards and seventeen nonexecutive officers have exercised options.

       In August, 1995, the Board adopted an incentive stock option plan ("1996 Plan") which will be presented to United's shareholders at the 1996 annual meeting to be voted on for their approval. The 1996 Plan is intended to attract and retain qualified and motivated management. The class of eligible employees is officers of United and its subsidiaries owning less than 10% of United's issued and outstanding stock. The Executive Committee of United, in its sole discretion, will award stock options to eligible employees and will administer the 1996 Plan generally. Six hundred thousand (600,000) shares will be allocated to the 1996 Plan. Each Plan year, 120,000 options will be considered for award to eligible employees; however, not all of the 120,000 options are required to be awarded in that year. Any ungranted options from the prior year(s) will be added to the current year's options for the Executive Committee's consideration for granting the options. The total number of options that may be granted in any one year, with the exception of the first year whereby 120,000 will be considered for award, is the current year's allocation plus the cumulative total of all ungranted options of all prior years under the 1996 Plan. The option exercise price of each grant will be the fair market value of United's stock at the time the option is granted. The first grants under the 1996 Plan, subject to shareholder approval, will be awarded in November 1996.

Employee Benefit Plans
- - ----------------------

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

       Each employee of United, or its participating subsidiaries, who completes one year of eligible service and is 21 years of age is eligible to participate in the Pension Plan. The plan is noncontribu-tory on the part of the employee. Vesting is attained with five years of participation.

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

Transactions with Management and Others
- - ---------------------------------------

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

       H. Smoot Fahlgren, a member of the Board of Directors of United, is Chairman of Fahlgren Inc., an advertising agency with its headquarters in Parkersburg, West Virginia. The agency has provided the advertising for United since 1978. United utilizes an aircraft owned by Mr. Fahlgren, a member of United's Board of Directors. During 1995, Mr. Fahlgren received $20,995 in compensation for these services. Payment for the advertising by United to Fahlgren Martin, Inc. was less than 5% of that firm's revenues during the year 1995.

       F.T. Graff, Jr., a member of the Board of Directors of United, is a partner in the law firm of Bowles Rice McDavid Graff & Love in Charleston, West Virginia. Bowles Rice McDavid Graff & Love rendered legal services to United and UNB during 1995 and it is expected that the firm will continue to render certain services to both in the future. The fees paid to Bowles Rice McDavid Graff & Love represent less than 5% of that firm's revenues for 1995.

       R. Terry Butcher, a member of the Board of Directors of United, is a partner in the law firm of Butcher & Butcher of Glenville, West Virginia. Butcher & Butcher has rendered legal services to UNB, a United affiliate, during 1995 and it is expected that the firm will continue to render legal services in the future. The fees paid to Butcher & Butcher represent less than 5% of the firm's revenues for 1995.

       UNB leases its northern region main banking premises from The Ogden Newspapers, Inc. pursuant to a written lease agreement dated August 1, 1979 (the "Lease"). The Ogden Newspapers, Inc. is a shareholder of United, and the voting and investment authority for its shares are beneficially owned by its President,
G. Ogden Nutting who is a director of United. The Lease is on terms comparable to market terms for similar rental space in Wheeling, West Virginia. The Lease provides for five (5) successive options to renew and extend the terms of the Lease for five (5) years each. United exercised its option to renew the Lease for five (5) years in 1989 and again in 1994. In addition, during the year 1995 subsidiaries of United advertised, at market rates, in newspapers published by The Ogden Newspaper, Inc. The fees paid in such advertising and the rent paid to The Ogden Newspapers, Inc. represent less than 5% of that firm's revenue for the year 1995.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K



                                                                    Page

         (a) (1) and (2) Financial Statements and Financial
             Statement schedules . . . . . . . . . . . . . . . .     46

         (3) Listing of Exhibits - See the Exhibits'
             Index . . . . . . . . . . . . . . . . . . . . . . .     94

         (b) Reports on Form 8-K filed in the fourth quarter of 1995:

             Form 8-K dated November 30, 1995

                  Item 5.  Acquisition of First Commercial Bank.

             Form 8-K dated December 13, 1995

                  Item 5.  Director resignation with no
                           disagreements with management.

         (c) Exhibits  . . . . . . . . . . . . . . . . . . . . . .   99

         (d) Consolidated Financial Statement Schedules -- All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefor have been omitted.

                            UNITED BANKSHARES, INC.

                                   FORM 10-K

                               INDEX TO EXHIBITS


Item 14.

                                        S-K Item 601    Sequential Page
Description                           Table Reference      Number (a)
- - ------------------------------------  ----------------  ---------------
Articles of Incorporation and
  Bylaws:                                        (3)

    (a)  Bylaws                                                 (g)

    (b)  Articles of Incorporation                              (f)

Investments                                      (4)            N/A

Voting Trust Agreement                           (9)            N/A

Material Contracts                               (10)

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

    (d)  Lease on United Center,
         Charleston, West Virginia                              (h)

    (e)  Lease with Polymerland, Inc.
         on UNB Square                                          (h)

    (f)  Lease and Agreement between
         Valley Savings and Loan
         Company (Lessor) and Dorothy
         Adams, Richard M. Adams and
         Douglass H. Adams (Lessees)                            (c)

    (g)  Agreement between Dorothy
         D. Adams (Lessors) and Valley
         Savings and Loan Company (Lessees)                     (c)

                                        S-K Item 601    Sequential Page
Description                           Table Reference      Number (a)
- - ------------------------------------  ----------------  ---------------

    (h)  Employment Contract with
         Douglass H. Adams                                      (d)

    (i)  Employment Contract with
         Thomas A. McPherson                                    (d)

    (j)  Data processing contract
         with FISERV                                            (k)

    (k)  Supplemental Retirement
         Contract with Richard M.
         Adams                                                  (i)

    (l)  Supplemental Retirement
         Contract with Douglass H.
         Adams                                                  (i)

    (m)  Executive Officer Change
         of Control Agreements                                  (j)

Statement Re:    Computation of Per
                 Share Earnings                  (11)           99

Statement Re:    Computation of
                 Ratios                          (12)           100

Annual Report to Security Holders,
  et al.                                         (13)           N/A

Letter Re:  Change in accounting
  principles                                     (18)           N/A

Previously Unfiled Documents                     (19)           N/A

Subsidiaries of the Registrant                   (22)           101

Published Report Regarding Matters
  Submitted to a Vote of Security
  Holders                                        (23)           N/A

Consent of Ernst & Young  LLP                    (23)           102

Power of Attorney                                (25)           N/A

Financial Data Schedule                          (27)           103


Additional Exhibits:                             (28)           N/A



Footnotes
- - ---------

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

(g) Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322

(h) Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322

(i) Incorporated into this filing by reference to Exhibits to the 1992 10-K for United Bankshares, Inc., File No. 0-13322

(j) Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322

(k) Incorporated into this filing by reference to Exhibits to the 1994 10-K as amended by Form 10K/A filed February 8, 1996, for United Bankshares, Inc., File No. 0-13322

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNITED BANKSHARES, INC.
                                 (Registrant)

                       By  /s/ Richard M. Adams
                         --------------------------------
                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                 Date

 /s/ Richard M. Adams            Chairman of the Board,    March 22, 1996
- - -------------------------------  Director, Chief Execu-
                                 tive Officer

 /s/ I. N. Smith                 President and Director    March 22, 1996
- - -------------------------------

 /s/ Steven E. Wilson            Chief Financial Officer   March 22, 1996
- - -------------------------------  Chief Accounting Officer

 /s/ Thomas J. Blair, III        Director                  March 22, 1996
- - -------------------------------

 /s/ James W. Word, Jr.          Director                  March 22, 1996
- - -------------------------------

 /s/ F. T. Graff, Jr.            Director                  March 22, 1996
- - -------------------------------

 /s/ H. Smoot Fahlgren           Director                  March 22, 1996
- - -------------------------------

 /s/ William C. Pitt, III        Director                  March 22, 1996
- - -------------------------------

 /s/ G. Ogden Nutting            Director                  March 22, 1996
- - -------------------------------

 /s/ R. Terry Butcher            Director                  March 22, 1996
- - -------------------------------

 /s/ Harry L. Buch               Director                  March 22, 1996
- - -------------------------------

 /s/ Russell L. Isaacs           Director                  March 22, 1996
- - -------------------------------

 /s/ Leonard A. Harvey           Director                  March 22, 1996
- - -------------------------------

 /s/ C. E. Goodwin               Director                  March 22, 1996
- - -------------------------------

                                  SIGNATURES
                                  (continued)


Signatures                            Title                 Date

/s/ Charles E. Stealey           Director                  March 22, 1996
- - -------------------------------

 /s/ Warren A. Thornhill, III    Director                  March 22, 1996
- - -------------------------------

 /s/ Robert P. McLean            Director                  March 22, 1996
- - -------------------------------

 /s/ Robert G. Astorg            Director                  March 22, 1996
- - -------------------------------

 /s/ Thomas A. McPherson         Director                  March 22, 1996
- - -------------------------------

 /s/ Douglass H. Adams           Director                  March 22, 1996
- - -------------------------------