Form 10-Q
period 1996-03-31
UNITED BANKSHARES INC/WV
filed 1996-05-14
CIK 729986

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1996

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

Class-- Common Stock,$2.50 Par Value; 15,146,184 shares outstanding as of April 30, 1996.

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


  Consolidated Balance Sheets (Unaudited)
  March 31, 1996 and December 31, 1995 .........................6

  Consolidated Statements of Income (Unaudited) for the
  Three Months Ended March 31, 1996 and 1995 ...................7

  Consolidated Statement of Changes in Shareholders'
  Equity (Unaudited) for the Three Months Ended
  March 31, 1996 ...............................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended March 31, 1996 and 1995 ...........9

  Notes to Consolidated Financial Statements ..................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................20

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

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued

                                                            Page
                                                            ----



Item 4.  Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of security holders at a special meeting of Shareholders of the Registrant held on Thursday, March 28, 1996:

(1) To approve, ratify and confirm the Agreement of Plan of Merger dated August 18, 1995, between Eagle Bancorp, Inc. and United Bankshares, Inc. and the transaction contemplated. There were 9,043,534 affirmative votes cast, 10,970 negative votes and 123,963 abstaining votes.

_________________________________________________________________

Item 5.  Other Information ........................Not Applicable
_________________________________________________________________

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________________________________


     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share.......29

          Exhibit 27 - Financial Data Schedule.................30



     (b) Reports on Form 8-K - On April 12, 1996, United Bankshares, Inc. consummated the merger with Eagle Bancorp, Inc. in an exchange accounted for under the pooling of interests method of accounting.

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



Date  May 14, 1996                   /s/ Richard M. Adams
    ---------------------          ---------------------------
                                    Richard M. Adams, Chairman of
                                    the Board and Chief Executive
                                    Officer


Date  May 14, 1996                  /s/ Steven E. Wilson
    ---------------------          ---------------------------
                                    Steven E. Wilson, Executive
                                    Vice President, Treasurer and
                                    Chief Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 1996 and December 31, 1995, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 1996 and 1995, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 1996, and the related condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                     March 31        December 31
                                                       1996              1995
                                                  --------------   ---------------
ASSETS
  Cash and due from banks                         $   74,392,000   $   78,909,000
                                                  --------------   --------------
   Total cash and cash equivalents                    74,392,000       78,909,000

  Securities available for sale at estimated
      fair value (amortized cost-$203,737,000
      at March 31, 1996 and $194,696,000 at
      December 31, 1995)                             204,922,000      196,718,000
  Securities held to maturity(estimated fair
      value -$107,627,000 at March 31, 1996
      and $114,390,000 at December 31, 1995)         107,064,000      112,755,000
  Loans
      Commercial, financial, and agricultural        211,422,000      218,800,000
      Real estate:
        Single family residential                    575,909,000      570,635,000
        Commercial                                   319,000,000      328,226,000
        Construction                                  21,610,000       21,232,000
        Other                                         13,106,000       14,056,000
      Installment                                    221,602,000      225,077,000
                                                  --------------   --------------
                                                   1,362,649,000    1,378,026,000
      Less: Unearned income                           (3,999,000)      (4,021,000)
                                                  --------------   --------------
      Loans net of unearned income                 1,358,650,000    1,374,005,000
      Less: Allowance for loan losses                (20,126,000)     (20,017,000)
                                                  --------------   --------------
      Net loans                                    1,338,524,000    1,353,988,000
  Bank premises and equipment                         30,479,000       30,575,000
  Interest receivable                                 12,439,000       11,981,000
  Other assets                                        30,635,000       30,517,000
                                                  --------------   --------------

                          TOTAL ASSETS            $1,798,455,000   $1,815,443,000
                                                  ==============   ==============
LIABILITIES
  Domestic deposits
      Noninterest-bearing                         $  221,007,000   $  238,568,000
      Interest-bearing                             1,259,269,000    1,234,698,000
                                                  --------------   --------------

                          TOTAL DEPOSITS           1,480,276,000    1,473,266,000
  Short-term borrowings
      Federal funds purchased                         27,462,000       26,378,000
      Securities sold under agreements to
         repurchase                                   60,267,000       55,789,000
  Federal Home Loan Bank borrowings                                    33,900,000
  Accrued expenses and other liabilities              26,436,000       24,888,000
                                                  --------------   --------------

                          TOTAL LIABILITIES        1,594,441,000    1,614,221,000

SHAREHOLDERS' EQUITY
  Common stock, $2.50 par value;
      Authorized-20,000,000 shares; issued and
      outstanding-12,156,530 at March 31, 1996 and
      12,156,571 at December 31, 1995, including
      150,270 and 140,520 shares in treasury at
      March 31, 1996 and December 31, 1995,
      respectively                                    30,391,000       30,391,000
  Surplus                                             37,258,000       37,466,000
  Retained earnings                                  139,480,000      135,580,000
  Net unrealized holding gain on securities
       available for sale                                770,000        1,315,000
  Treasury stock                                      (3,885,000)      (3,530,000)
                                                  --------------   --------------

                     TOTAL SHAREHOLDERS' EQUITY      204,014,000      201,222,000
                                                  --------------   --------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,798,455,000   $1,815,443,000
                                                  ==============   ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                    Three Months Ended
                                                         March 31
                                                  ------------------------
                                                     1996         1995
                                                  -----------   ----------
INTEREST INCOME
 Interest and fees on loans                       $30,173,000  $27,672,000
 Interest on federal funds sold                        54,000      237,000
 Interest and dividends on securities:
   Taxable                                          3,880,000    4,595,000
   Exempt from federal taxes                          628,000      837,000
 Other interest income                                 17,000       26,000
                                                  -----------  -----------

                         TOTAL INTEREST INCOME     34,752,000   33,367,000
                                                  -----------  -----------
INTEREST EXPENSE
 Interest on deposits                              12,416,000   11,123,000
 Interest on short-term borrowings                    932,000      848,000
 Interest on Federal Home Loan Bank borrowings        518,000      970,000
                                                  -----------  -----------

                        TOTAL INTEREST EXPENSE     13,866,000   12,941,000
                                                  -----------  -----------

                           NET INTEREST INCOME     20,886,000   20,426,000
PROVISION FOR POSSIBLE LOAN LOSSES                    450,000      450,000
                                                  -----------  -----------

           NET INTEREST INCOME AFTER PROVISION
                      FOR POSSIBLE LOAN LOSSES     20,436,000   19,976,000
                                                  -----------  -----------
OTHER INCOME
 Trust department income                              795,000      779,000
 Other charges, commissions, and fees               2,335,000    2,197,000
 Other income                                         136,000      163,000
                                                  -----------  -----------
                            TOTAL OTHER INCOME      3,266,000    3,139,000
                                                  -----------  -----------
OTHER EXPENSES
 Salaries and employee benefits                     5,819,000    5,590,000
 Net occupancy expense                              1,234,000    1,190,000
 Other expense                                      5,205,000    5,856,000
                                                  -----------  -----------

                          TOTAL OTHER EXPENSES     12,258,000   12,636,000
                                                  -----------  -----------

                    INCOME BEFORE INCOME TAXES     11,444,000   10,479,000

INCOME TAXES                                        3,940,000    3,582,000
                                                  -----------  -----------

                                    NET INCOME    $ 7,504,000  $ 6,897,000
                                                  ===========  ===========


Earnings per common share                               $0.62        $0.58
                                                  ===========  ===========

Dividends per share                                     $0.30        $0.29
                                                  ===========  ===========

Average outstanding shares                         12,079,072   11,882,415
                                                  ===========  ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES





                                                           Three Months Ended March 31, 1996
                            -----------------------------------------------------------------------------------------------
                                                                                     Net
                                                                                  Unrealized
                                  Common Stock                                      Gain on
                            -------------------------                             Securities                     Total
                                             Par                      Retained     Available     Treasury    Shareholders'
                              Shares        Value        Surplus      Earnings      for Sale      Stock          Equity
                            -----------  ------------  -----------  -------------  ----------  ------------  --------------
Balance at
    January 1, 1996         12,156,571   $30,391,000   $37,466,000  $135,580,000   $1,315,000  ($3,530,000)   $201,222,000

Net Income                                                             7,504,000                                 7,504,000

Cash dividends
    ($.30 per share)                                                  (3,604,000)                               (3,604,000)

Net change in
    unrealized gain
    on securities
    available for sale                                                               (545,000)                    (545,000)

Purchase of treasury
    stock                                                                                         (829,000)       (829,000)

Common stock options
    exercised                                             (208,000)                                474,000         266,000

Fractional shares
  adjustment                       (41)
                            ----------   -----------   -----------  -----------    ----------  -----------   -------------

Balance at
    March 31, 1996          12,156,530   $30,391,000   $37,258,000  $139,480,000   $  770,000  ($3,885,000)   $204,014,000
                            ==========   ===========   ===========  ============   ==========  ===========   =============

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES



                                                       Three Months Ended
                                                            March 31
                                                    ---------------------------
                                                        1996          1995
                                                    -----------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $  9,538,000   $ 11,493,000

INVESTING ACTIVITIES
 Proceeds from maturities and calls of
    investment securities                              5,699,000      4,305,000
 Proceeds from maturities and calls of
    securities available for sale                     33,330,000     16,973,000
 Purchases of securities available for sale          (42,217,000)    (5,011,000)
 Net purchase of bank premises and equipment            (573,000)      (268,000)
 Changes in:
    Loans                                             15,144,000     (1,202,000)
                                                    ------------   ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES             11,383,000     14,797,000
                                                    ------------   ------------

FINANCING ACTIVITIES
 Cash dividends paid                                  (3,604,000)    (3,427,000)
 Acquisition of treasury stock                          (829,000)      (573,000)
 Proceeds from exercise of stock options                 266,000        130,000
 Repayment of Federal Home Loan Bank advances        (33,900,000)   (40,072,000)
 Changes in:
    Deposits                                           7,067,000     39,225,000
    Federal funds purchased and securities
        sold under agreements to repurchase            5,562,000     (2,749,000)
                                                    ------------   ------------

NET CASH (USED IN) FINANCING ACTIVITIES              (25,438,000)    (7,466,000)
                                                    ------------   ------------

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS       (4,517,000)    18,824,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      78,909,000     82,763,000
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 74,392,000   $101,587,000
                                                    ============   ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information does not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1995 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

In May 1995, the Financial Accounting Standards Board ("FASB"), issued Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), an Amendment to Statement No. 65, "Accounting for Certain Banking Activities." SFAS No. 122 requires financial institutions to recognize as separate assets rights to service mortgage loans for others, whether those rights were acquired through purchase or through origination and subsequent sale of loans with servicing rights retained. Financial institutions are required to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans, based on their relative fair values, if it is practicable to estimate those fair values. Financial institutions are required to periodically assess capitalized servicing rights for impairment based on the fair value of those rights. SFAS No. 122 is to be applied prospectively for years beginning after December 15, 1995, with earlier application encouraged.

Historically, United has not engaged in significant mortgage banking activities and does not generally originate or acquire loans for resale. United, in connection with the merger of Eagle Bancorp, Inc. ("Eagle") with and into United and the related merger of Eagle's wholly-owned subsidiary, First Empire Federal Savings and Loan Association ("First Empire") with and into United National Bank, United's lead bank, is awaiting final regulatory approval to operate United Mortgage Company, Inc. The business of United Mortgage Company, Inc. will be the origination and acquisition of residential real estate loans for resale, the conducting of mortgage loan servicing activities for certain loans, and generally the activities commonly conducted by a mortgage banking company. United has not yet completed the complex analysis required to

UNITED BANKSHARES, INC. AND SUBSIDIARIES

estimate the impact of these new rules and anticipates that it will conform with the new rules in the second quarter of 1996 in conjunction with the merger of Eagle and the commencement of operations of United Mortgage Company, Inc.
United anticipates that the adoption of SFAS No. 122 will not have a significant impact on United's financial condition or results of operations.

In October 1995, the FASB issued Statement No. 123, (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation plans.

Under the fair value method, compensation expense is measured based upon the estimated value of the award as of the grant date and is recognized over the service period. SFAS No. 123 provides companies with the option of accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," or applying the provisions of SFAS No. 123. United has decided to continue to apply the provisions of APB No. 25 to account for stock-based compensation. The disclosure requirements of SFAS No. 123 require entities applying APB Opinion No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The disclosure requirements of SFAS No. 123 are not applicable to interim reporting.

2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries, UBC Holding Company, Inc. and its wholly-owned subsidiary, United National Bank ("UNB"), United Bank, and United Venture Fund, Inc. ("UVF"). United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

3.  ACQUISITION

On April 12, 1996, United consummated the merger with Eagle Bancorp, Inc., Charleston, West Virginia ("Eagle"), in a common stock exchange accounted for under the pooling of interests method of accounting. United exchanged 1.15 shares of United common stock for each of the 2,729,377 common shares of Eagle or 3,138,704 shares. As of the date of acquisition, Eagle reported total assets of $392,620,000, total net loans of $366,885,000 and deposits of $301,606,000.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following represents selected pro forma financial information regarding the effects of the transaction as though it had occurred at the beginning of the earliest period presented:

                              Quarter Ending   Quarter Ending      Year Ending
                              March 31, 1996   March 31, 1995   December 31, 1995
                              ---------------  ---------------  ------------------
Total interest income         $   42,230,000   $   40,732,000      $  165,815,000
Total interest expense            17,682,000       16,684,000          70,167,000
Net interest income               24,548,000       24,048,000          95,648,000
Income before income taxes        12,666,000       12,363,000          50,599,000
Income from continuing
    operations                     8,088,000        8,165,000          32,817,000
Earnings per common share               0.53             0.54                2.18
Return on average assets                1.47%            1.50%               1.52%
Return on average equity               13.00%           14.26%              13.86%
Net loans                      1,702,820,000    1,711,025,000       1,730,457,000
Total assets                   2,191,915,000    2,205,292,000       2,210,230,000
Total deposits                 1,781,882,000    1,779,083,000       1,773,009,000
Total equity                     248,184,000      243,211,000         245,147,000


The data set forth above is not necessarily indicative of the results of operations or the combined financial position of United that would have resulted had the merger been consummated at the beginning of the applicable periods indicated, nor is it necessarily indicative of the results of operations in future periods or the future financial position of the combined entities.

4.  SECURITIES AVAILABLE FOR SALE

The book and estimated fair value of securities available for sale at March 31, 1996, by contractual maturity are as follows:

                                                              Estimated
                                                Amortized        Fair
                                                   Cost         Value
                                               ------------  ------------
     Due in one year or less                   $103,710,000  $104,063,000
     Due after one year through five years       64,477,000    64,777,000
     Due after five years through ten years         169,000       171,000
     Due after ten years                         32,619,000    31,748,000
     Marketable equity securities                 2,762,000     4,163,000
                                               ------------  ------------

         Total                                 $203,737,000  $204,922,000
                                               ============  ============

The preceding table includes $26,073,000 of mortgage-backed securities at estimated fair value with an amortized cost of $26,715,000. Maturities of mortgage-backed securities are based upon the estimated average life.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                March 31, 1996
                              --------------------------------------------------
                                              Gross       Gross      Estimated
                               Amortized    Unrealized  Unrealized      Fair
                                  Cost        Gains       Losses       Value
                              ------------  ----------  ----------  ------------

U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                $162,294,000  $  981,000  $  345,000  $162,930,000
Mortgage-backed securities      26,715,000      11,000     653,000    26,073,000
Marketable equity
  securities                     2,762,000   1,401,000                 4,163,000
Other                           11,966,000      12,000     222,000    11,756,000
                              ------------  ----------  ----------  ------------
Total                         $203,737,000  $2,405,000  $1,220,000  $204,922,000
                              ============  ==========  ==========  ============

At March 31, 1996, the cumulative net unrealized holding gain on available for sale securities resulted in an increase of $770,000 to shareholders' equity.

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
                                                   ============  ============

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                       December 31, 1995
                                      -----------------------------------------------------
                                                       Gross        Gross         Estimated
                                       Amortized     Unrealized   Unrealized        Fair
                                         Cost          Gains        Losses         Value
                                      ------------  -----------  ------------  ------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                        $150,460,000   $1,438,000  $    341,000  $151,557,000
Mortgage-backed securities              27,766,000       23,000        54,000    27,735,000
Marketable equity
  securities                             2,662,000    1,159,000                   3,821,000
Other                                   13,808,000       21,000       224,000    13,605,000
                                      ------------   ----------  ------------  ------------
Total                                 $194,696,000   $2,641,000  $    619,000  $196,718,000
                                      ============   ==========  ============  ============


UNITED BANKSHARES, INC. AND SUBSIDIARIES

5.  SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                         March 31, 1996
                                      ------------------------------------------------------
                                                     Gross        Gross         Estimated
                                       Amortized    Unrealized   Unrealized       Fair
                                          Cost         Gains        Losses        Value
                                      -------------  -----------  ------------  ------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                         $ 12,126,000  $            $    209,000  $ 11,917,000
State and political
  subdivisions                           40,217,000    1,651,000        66,000    41,802,000
Mortgage-backed securities               52,816,000      174,000       987,000    52,003,000
Other                                     1,905,000                                1,905,000
                                       ------------  -----------  ------------  ------------
 otal                                  $107,064,000   $1,825,000  $  1,262,000  $107,627,000
                                       ============   ==========  ============  ============

                                                             December 31, 1995
                                          -----------------------------------------------------
                                                          Gross         Gross         Estimated
                                            Amortized   Unrealized    Unrealized        Fair
                                               Cost       Gains         Losses         Value
                                          -------------  -----------  ------------  ------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                            $ 12,146,000   $   13,000  $    169,000  $ 11,990,000
State and political
  subdivisions                              43,324,000    2,124,000        33,000    45,415,000
Mortgage-backed securities                  55,389,000      316,000       616,000    55,089,000
Other                                        1,896,000                                1,896,000
                                           ------------   ----------  ------------  ------------
Total                                      $112,755,000   $2,453,000  $    818,000  $114,390,000
                                           ============   ==========  ============  ============

The amortized cost and estimated fair value of debt securities at March 31, 1996, and December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   March 31, 1996            December 31, 1995
                             --------------------------  --------------------------
                                            Estimated                   Estimated
                              Amortized        Fair       Amortized        Fair
                                 Cost         Value          Cost         Value
                             ------------  ------------  ------------  ------------
  Due in one year or less    $ 11,431,000  $ 11,426,000  $  9,247,000  $  9,325,000
  Due after one year
     through five years        48,166,000    48,341,000    54,070,000    54,430,000
  Due after five years
     through ten years         26,327,000    26,684,000    27,568,000    28,356,000
  Due after ten years          21,140,000    21,176,000    21,870,000    22,279,000
                             ------------  ------------  ------------  ------------

         Total               $107,064,000  $107,627,000  $112,755,000  $114,390,000
                             ============  ============  ============  ============

UNITED BANKSHARES, INC. AND SUBSIDIARIES


The preceding table includes $52,816,000 of mortgage-backed securities with an estimated fair value of $52,003,000 at March 31, 1996 and mortgage-backed securities of $55,389,000 with an estimated fair value of 55,089,000 at December 31, 1995. Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $158,062,000 and $176,855,000 at March 31, 1996 and December 31, 1995, respectively.

6.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                      March 31  December 31
                                        1996       1995
                                      --------  -----------
                                         (in thousands)
    Loans past due 90 days or more
      and still accruing interest      $ 4,208      $ 4,155
    Nonaccrual loans                     4,196        4,934
                                        ------       ------
                                       $ 8,404      $ 9,089
                                       =======      =======

7.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:


                                          Three Months Ended
                                              March 31,
                                          -------------------
                                            1996       1995
                                          --------   --------
                                            (in thousands)
Balance at beginning of
  period                                   $20,017     $20,008
Provision charged to expense                   450         450
                                           -------     -------
                                            20,467      20,458
Loans charged-off                             (499)       (439)
Less recoveries                                158         139
                                           -------     -------

Net Charge-offs                               (341)       (300)
                                           -------     -------

Balance at end of period                   $20,126     $20,158
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

Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent". A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgement in determining when a loan is impaired include the classification of the loan as "substandard" or worse, the financial strength of the borrower, and the net realizable value of the collateral. A specifically reviewed loan is not impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. United defines "minimum delay" as past due less than 90 days.

SFAS 114 does not apply to smaller balance, larger groups of homogeneous loans such as consumer installment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property. United applies the measurement methods described above to these business and commercial loans on a loan-by-loan basis. Smaller balance populations of business loans, loans with a balance of $100,000 or less, which are not specifically reviewed in accordance with United's normal credit review procedures, are also excluded from the application of SFAS 114.

United's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the allowance; impaired loans are charged-off when the impaired loan, or a portion thereof, is considered uncollectible or is transferred to other real estate owned.

UNITED BANKSHARES, INC. AND SUBSIDIARIES



SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with United's existing method of income recognition for loans, interest receipts on impaired loans, except those classified also as nonaccrual, are recognized as interest income using the accrual method of income recognition. United's method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash method of income recognition or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans during the quarter ended March 31, 1996 and for the year ended December 31, 1995 was approximately $8,319,000 and $9,545,000, respectively. For the quarter ended March 31, 1996, United recognized interest income on those impaired loans of approximately $143,000, substantially all of which was recognized using the accrual method of income recognition.

At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8,728,000 (of which $4,133,000 were on a nonaccrual basis). Included in this amount is $5,209,000 of impaired loans for which the related allowance for credit losses is $1,277,000 and $3,519,000 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of United as of and for the quarter ended March 31, 1996.

The amount of interest income which would have been recorded under the original terms for the above loans was $218,000 and $247,000 for the quarter ended March 31, 1996 and 1995, respectively. Amounts recorded as interest income for these loans totaled $145,000 and $111,000 for the quarter ended march 31, 1996 and 1995, respectively.

United has commercial real estate loans, including owner occupied, income producing real estate and land development loans, of approximately $319,000,000 and $328,226,000 as of March 31, 1996 and December 31, 1995, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unnecessary risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

   The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 1996, and March 31, 1995, with the interest rate earned or paid on such amount.


                                           Three Months Ended               Three Months Ended
                                                 March 31                          March 31
                                                    1996                             1995
                                         ---------------------------     ---------------------------
(Dollars in                              Average                Avg.     Average                Avg.
Thousands)                               Balance    Interest    Rate     Balance     Interest   Rate

ASSETS

Earning Assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                        $    3,874    $    54    5.64%   $   15,418    $   237   6.23%
  Investment Securities:
    Taxable                               259,799      3,880    5.97%      302,681      4,621   6.11%
    Tax-exempt (1)                         41,141        966    9.39%       52,183      1,288   9.87%
                                       ----------    -------    ----    ----------   --------   ----
              Total Securities            300,940      4,846    6.44%      354,864      5,909   6.66%
  Loans, net of unearned
    income (1) (2)                      1,375,623     30,489    8.91%    1,295,547     27,967   8.75%
  Allowance for possible loan
    losses                                (20,095)                         (20,149)
                                       ----------                       ----------
  Net loans                             1,355,528               9.05%    1,275,398              8.89%
                                       ----------    ------     ----    ----------   --------   ----
Total earning assets                    1,660,342    $35,389    8.57%    1,645,680    $34,113   8.39%
                                                     -------    ----                 --------   ----
Other assets                              140,552                          135,934
                                       ----------                       ----------
                  TOTAL ASSETS         $1,800,894                       $1,781,614
                                       ==========                       ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits            $1,233,636    $12,416    4.05%   $1,215,174    $11,123   3.71%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings            82,476        932    4.54%       76,139        854   4.55%
  FHLB advances                            37,398        518    5.57%       62,651        964   6.24%
                                       ----------    -------    ----    ----------   --------   ----
Total Interest-Bearing Funds            1,353,510     13,866    4.12%    1,353,964     12,941   3.88%
                                                     -------    ----                 --------   ----
  Demand deposits                         220,524                          224,920
  Accrued expenses and other
    liabilities                            22,329                           19,747
                                       ----------                       ----------
           TOTAL LIABILITIES            1,596,363                        1,598,631
Shareholders' Equity                      204,531                          182,983
                                       ----------                       ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $1,800,894                       $1,781,614
                                       ==========                       ==========

NET INTEREST INCOME                                  $21,523                          $21,172
                                                     =======                         ========

INTEREST SPREAD                                                 4.45%                           4.51%

NET INTEREST MARGIN                                             5.21%                           5.20%

     (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

     (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


9.  COMMITMENTS AND CONTINGENT LIABILITIES

There are outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $15,428,000 and $16,533,000 at March 31, 1996 and December 31, 1995,
respectively.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

United Bankshares, Inc. ("United") is a multi-bank holding company. United's wholly-owned banking subsidiaries include UBC Holding Company, Inc. and its wholly-owned subsidiary, United National Bank ("UNB"), and United Bank. United also owns all of the stock of United Venture Fund, Inc. ("UVF"). UVF is a West Virginia Capital Company formed to make loans and equity investments in qualified companies under the West Virginia Capital Company Act and to promote economic welfare and development in the State of West Virginia.

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

EARNINGS SUMMARY

Net income for the first quarter of 1996 was a record $7.50 million or $.62 per share compared to $6.90 million or $.58 per share for the first quarter of 1995. This represents a 8.70% increase in net income and a 6.90% increase in earnings per share. United's annualized return on average assets of 1.66% and return on average shareholders' equity of 14.88% both compare excellently with regional and national peer groups.

United has strong core earnings driven by a net interest margin of 5.21% for the first three months of 1996. Net interest income increased 2.25% and showed improvement for the first three months of 1996 as compared to the same period for 1995. The provision for possible loan losses remained level when comparing the first three months of 1996 to the first three months of 1995 due to good asset quality and slightly increased charge-offs. Noninterest income increased 4.05% for the first quarter of 1996 when compared to the first three months of 1995. This overall increase in noninterest income is primarily attributed to an increase in other customer charges. Noninterest expenses decreased 2.99% for the first quarter compared to the same period in 1995. This decrease was due to the FDIC insurance premiums decrease. Management's cost containment efforts have continued to be successful in controlling core noninterest expenses. Income taxes were higher for the first quarter than for the same period of 1995, with an effective tax rate of 34.4% as compared to 34.2% for first quarter of 1995.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income strengthened slightly in the first quarter of 1996, when compared to the same period of 1995. The net interest margin is the main factor in United's profitability momentum. Net interest income before the provision for possible loan losses increased $460,000 or 2.25% the first quarter of 1996 as compared to the first quarter of 1995. The increase is largely due to an interest recovery of $343,000 on a nonaccrual loan. Excluding the one time adjustment, net interest income increased slightly due to the repricing of variable rate loans at higher interest rates. United's tax-equivalent net interest margin rose from 5.20% in the first quarter of 1995 to 5.21% in the first quarter of 1996. Additionally, the tax-equivalent net interest margin showed an improvement over that achieved for the year ended December 31, 1995 of 5.15%. The combination of higher average volumes of loans at slightly higher rates compared to the first three months of 1995 have helped United generate a slightly stronger interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

For both of the quarters ended March 31, 1996 and 1995, the provision for possible loan losses was $450,000. The allowance for possible loan losses as a percentage of loans, net of unearned income, held at 1.5% at March 31, 1996, as compared to December 31, 1995, and March 31, 1995.

Credit quality is another major factor in United's excellent profitability. United's continued improvement in credit quality is evidenced by the low level of nonperforming assets at the end of the first quarter of 1996. Charge-offs exceeded recoveries during the first quarter of 1996 and 1995 and resulted in net charge-offs of $341,000 and $300,000, respectively. Note 7 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, remained relatively flat compared to year end 1995.

Nonperforming loans were $8,404,000 at March 31, 1996 and $9,089,000 at year-end 1995. Nonperforming loans, as a percentage of loans, net of unearned income, decreased from 0.66% to 0.62% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $53,000 or 1.28% during the first quarter of 1996; while nonaccrual loans decreased $738,000 or 14.96% since year-end 1995. With the decrease in nonperforming loans, total nonperforming assets represented less than 0.47% of total assets at the end of the first quarter.

As of March 31, 1996, the ratio of the allowance for loan losses to nonperforming loans was 239.5% as compared to 220.2% as of December 31, 1995. Accordingly, management believes that the allowance for loan losses of $20,126,000 as of March 31, 1996, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. The increase realized in total noninterest income for the first quarter of 1996, was $127,000 or 4.05%.

The increase in noninterest income was in the areas of trust income and fees from customer accounts for which a fee is charged. Trust income increased from the first quarter of 1995 by 2.05%, while other customer charges increased by $138,000 or 6.28% due to return check charges and bankcard fees.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Other expenses decreased $378,000 or 2.99% to $12,258,000 in the first quarter of 1996 as compared to $12,636,000 for the first quarter of 1995.

Total salaries and benefits increased by 4.10% or $229,000, for the first quarter of 1996 when compared to the same period of 1995. In addition, net occupancy expense increased only $44,000 or 3.70% when compared to the first quarter of 1995.

Other expenses decreased $651,000 or 11.12% for the first quarter of 1996 as compared to the same period of 1995. The decrease in other expenses for the quarter related primarily to lower FDIC insurance premiums and professional fees, which were offset by higher advertising, data processing and operational charge-offs. The overall decrease in other expenses was a result of certain nonrecurring merger expenses being incurred in the first quarter of 1995, but not in the first quarter of 1996. The nonrecurring merger related expenses incurred in the first quarter of 1995 were in connection with the acquisition of First Commercial Bank consummated by United in the fourth quarter of 1995.

INCOME TAXES

Income tax expense for the three months ended March 31, 1996 and 1995 was $3,940,000 and $3,582,000, respectively. This increase of 9.99% for the quarter was the result of increased pretax income and decreased tax-exempt income. United's effective tax rate was 34.4% for the first quarter of 1996 compared to 34.2% for the first quarter of 1995.

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

A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table contained herein, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $134,502,000 or 8.05% of the cumulative gap to related earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh
(FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets, as of March 31, 1996, United had no FHLB advances.

Additionally, United uses certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost effective means of synthetically altering the repricing structure of balance sheet items. At March 31, 1996, the total notional amount of interest rate swaps in effect was $50 million. The current maturity of the swap portfolio is ten months. During the first quarter of 1996, interest rate swaps reduced net interest income by $130,000 as compared to a decrease of $196,000 for the same period in 1995.

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

For the three months ended March 31, 1996, United generated $9,538,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $11,383,000 was provided by investing activities which was primarily due to the proceeds from loan payoffs. During the first three months of 1996, financing activities resulted in a use of cash of $25,438,000, primarily due to the repayment of $33,900,000 of FHLB advances. Slight increases in deposits and other short-term borrowings partially offset the repayment of the FHLB advances. The net effect of this activity was a decrease in cash and cash equivalents of $4,517,000 for the first three months of 1996.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of March 31, 1996:

Interest Rate Sensitivity Gap

                                           Days
                               ----------------------------------    Total         1-5         Over 5
                                  0 - 90    91 - 180    181 - 365   One Year      Years        Years          Total
                               ---------   ---------   ----------  ----------   ---------   -------------   ----------
                                                                                   (In Thousands)
ASSETS
Interest-Earning Assets:
  Investment and Marketable
     Equity Securities:
       Taxable                 $  64,345   $  25,055   $   36,322   $  125,722   $  65,842        $ 80,205   $  271,769
       Tax-exempt                  3,443       2,515        2,898        8,856      14,237          17,034       40,217
  Loans, net of unearned
     income                      467,766      80,373      142,325      690,464     520,728         147,458    1,258,650
                               ---------   ---------   ----------   ----------   ---------        --------   ----------

Total Interest-Earning
  Assets                       $ 535,554   $ 107,943   $  181,545   $  825,042   $ 600,897        $244,697   $1,670,636
                               =========   =========   ==========   ==========   =========        ========   ==========




LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $ 600,174                            $  600,174                                $ 600,174
  Time deposits of
    $100,000 & over               47,741   $  26,252   $   24,249       92,242    $ 26,806                      119,048
  Other time deposits            136,437     103,832      120,640      360,909     170,530        $  8,608      540,047
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                    87,729                                87,729                                   87,729
                               ---------   ---------   ----------   ----------   ---------        --------   ----------

Total Interest-Bearing
  Funds                        $ 866,081   $ 130,084   $  144,889   $1,141,054   $ 197,336        $  8,608   $1,346,998
                               =========   =========   ==========   ==========   =========        ========   ==========

Interest Sensitivity
  Gap                          $(330,527)  $ (22,141)  $   36,656   $ (316,012)  $ 403,561        $236,089   $  323,638
                               =========   =========   ==========   ==========   =========        ========   ==========

Cumulative Gap                 $(330,527)  $(352,668)  $ (316,012)  $ (316,012)  $  87,549        $323,638   $  323,638
                               =========   =========   ==========   ==========   =========        ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                  -19.78%     -21.11%      -18.92%      -18.92%       5.24%          19.37%       19.37%

Management
  Adjustments                    563,143     (37,562)     (75,067)     450,514    (450,514)                           0
Off-Balance
  Sheet Activities               (50,000)                 (50,000)           0                                        0
                               ---------   ---------   ----------   ----------   ---------        --------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $ 182,616   $ 122,913   $  134,502   $  134,502   $  87,549        $323,638   $  323,638
                               =========   =========   ==========   ==========   =========        ========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                   10.93%       7.36%        8.05%        8.05%       5.24%          19.37%       19.37%

UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the interest rate sensitivity GAP as of December 31, 1995:

Interest Rate Sensitivity Gap

                                          Days
                               ----------------------------------     Total         1-5           Over 5
                                  0 - 90    91 - 180    181 - 365    One Year      Years           Years      Total
                               ---------   ---------   ----------   ----------   ---------       --------     ------
                                                                   (In Thousands)
ASSETS
Interest-Earning Assets:
  Investment and Marketable
     Equity Securities:
       Taxable                 $  34,328   $  33,456   $   54,674   $  122,458   $  92,779        $ 51,255   $  266,492
       Tax-exempt                  3,462       2,546        2,919        8,927      14,460          19,594       42,981
  Loans, net of unearned
     income                      515,788      76,320      132,531      724,639     461,601         187,766    1,374,006
                               ---------   ---------   ----------   ----------   ---------        --------   ----------

Total Interest-Earning
  Assets                       $ 553,578   $ 112,322   $  190,124   $  856,024   $ 568,840        $258,615   $1,683,479
                               =========   =========   ==========   ==========   =========        ========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $ 602,098                            $  602,098                                $ 602,098
  Time deposits of
    $100,000 & over               39,910   $  17,972   $   17,941       75,823    $ 26,068                      101,891
  Other time deposits            128,868      91,538      109,222      327,628     193,851        $  9,230      530,709
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                    82,167                                82,167                                   82,167
  FHLB advances                   33,900                                33,900                                   33,900
                               ---------   ---------   ----------   ----------   ---------        --------   ----------
Total Interest-Bearing
  Funds                        $ 884,943   $ 109,510   $  127,163   $1,121,616   $ 219,919        $  9,230   $1,350,765
                               =========   =========   ==========   ==========   =========        ========   ==========

Interest Sensitivity
  Gap                          $(331,365)  $   2,812   $   62,961   $ (265,592)  $ 348,921        $249,385   $  332,714
                               =========   =========   ==========   ==========   =========        ========   ==========

Cumulative Gap                 $(331,365)  $(328,553)  $ (265,592)  $ (265,592)  $  83,329        $332,714   $  332,714
                               =========   =========   ==========   ==========   =========        ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                  -19.68%     -19.52%      -15.78%      -15.78%       4.95%          19.76%       19.76%

Management
  Adjustments                    564,955     (37,664)     (75,327)     451,964    (451,964)                           0
Off-Balance
  Sheet Activities               (50,000)                              (50,000)    (50,000)                           0
                               ---------   ---------   ----------   ----------   ---------        --------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $ 183,590   $ 148,738   $  136,372   $  136,372   $  83,329        $332,714   $  332,714
                               =========   =========   ==========   ==========   =========        ========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                   10.91%       8.84%        8.10%        8.10%       4.95%          19.76%       19.76%

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

Total shareholders' equity increased $2,792,000 to $204,014,000, which is an increase of 1.39% from December 31, 1995. United's equity to assets ratio was 11.34% at March 31, 1996 and 11.08% at December 31, 1995. Capital and reserves to total assets increased from 12.19% at December 31, 1995, to 12.46% at March 31, 1996.

The first quarter dividend of $.30 per common share represents an increase of 3.4% over the $.29 paid for first quarter of 1995. Total cash dividends paid were $3,604,000 for the first quarter of 1996, an increase of 5.16% over the $3,427,000 paid for the first quarter of 1995.

United seeks to maintain a proper relationship between capital and total assets in order to support growth and sustain earnings. United's average equity to average asset ratio was 11.36% at March 31, 1996 and 10.27% at March 31, 1995. United's risk-based capital ratios of 16.47% at March 31, 1996 and 15.91% at December 31, 1995, are both significantly higher then the minimum regulatory requirements. United's Tier I capital and leverage ratios of 15.22% and 10.57%, respectively, at March 31, 1996, are also well above regulatory minimum requirements.