Form 10-Q
period 1996-06-30
UNITED BANKSHARES INC/WV
filed 1996-08-09
CIK 729986

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1996

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

Class-- Common Stock, $2.50 Par Value; 15,150,422 shares outstanding as of July 31, 1996.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q


                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1. Financial Statements
- --------------------------------------------------------------------------------


  Consolidated Balance Sheets (Unaudited)
  June 30, 1996 and December 31, 1995 ...................................      6

  Consolidated Statements of Income (Unaudited) for the
  Three and Six Months Ended June 30, 1996 and 1995 .....................      7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Six Months Ended June 30, 1996 ....................      8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months Ended June 30, 1996 and 1995 .......................      9

  Notes to Consolidated Financial Statements ...........................      10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................      20


PART II.  OTHER INFORMATION
- ---------------------------


Item 1. Legal Proceedings.........................................Not Applicable
- -------------------------


Item 2. Changes in Securities.....................................Not Applicable
- -----------------------------


Item 3. Defaults Upon Senior Securities ..........................Not Applicable
- ---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                          TABLE OF CONTENTS--Continued

                                                                            Page
                                                                            ----



Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of the Registrant held on Monday, May 20, 1996:

(1) To approve, ratify and confirm the 1996 Incentive Stock Option Plan that was approved by the Board of Directors of the Registrant at the regular November 1995 meeting. There were 9,043,534 affirmative votes cast, 10,970 negative votes and 123,963 abstaining votes.

(2) Not applicable as to election of directors because; I) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

- --------------------------------------------------------------------------------

Item 5.  Other Information ......................................Not Applicable
- --------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
- --------------------------------------------------------------------------------


     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share......................31

          Exhibit 27 - Financial Data Schedule................................32



     (b) Reports on Form 8-K - On April 26, 1996, United Bankshares, Inc. announced the consummation of the merger with Eagle Bancorp, Inc.

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



Date  August 12, 1996               /s/ Richard M. Adams
    ---------------------          ---------------------------
                                    Richard M. Adams, Chairman of
                                    the Board and Chief Executive
                                    Officer


Date  August 12, 1996               /s/ Steven E. Wilson
    ---------------------          ---------------------------
                                    Steven E. Wilson, Executive
                                    Vice President, Treasurer and
                                    Chief Financial Officer

                                 PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The June 30, 1996 and December 31, 1995, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 1996, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, and the notes to consolidated financial statements, all of which have been restated to reflect the merger of Eagle Bancorp, Inc. on April 12, 1996, under the pooling of interests method of accounting, appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                      June 30        December 31
                                                       1996             1995
                                                  ---------------  ---------------
ASSETS
  Cash and due from banks                        $    73,137,000  $    85,864,000
  Interest-bearing deposits with other banks                           13,113,000
                                                  --------------   --------------
      Total cash and cash equivalents                 73,137,000       98,977,000

  Securities available for sale at estimated
     fair value (amortized cost-$179,361,000
     at June 30, 1996 and $196,966,000 at
     December 31, 1995)                              179,013,000      199,130,000
  Securities held to maturity(estimated fair
     value -$172,774,000 at June 30, 1996
     and $123,579,000 at December 31, 1995)          173,938,000      121,889,000
  Loans
     Commercial, financial, and agricultural         243,183,000      226,939,000
     Real estate:
       Single family residential                     909,152,000      906,141,000
       Commercial                                    332,214,000      334,791,000
       Construction                                   29,768,000       26,225,000
       Other                                          13,512,000       14,056,000
     Installment                                     229,402,000      229,457,000
     Loans held for sale at estimated fair value      38,254,000          345,000
                                                  --------------   --------------
                                                   1,795,485,000    1,737,954,000
     Less: Unearned income                            (4,949,000)      (4,968,000)
                                                  --------------   --------------
     Loans, net of unearned income                 1,790,536,000    1,732,986,000
     Less: Allowance for loan losses                 (22,723,000)     (22,545,000)
                                                  --------------   --------------
     Net loans                                     1,767,813,000    1,710,441,000
  Bank premises and equipment                         34,181,000       34,766,000
  Interest receivable                                 11,666,000       13,793,000
  Other assets                                        36,149,000       31,234,000
                                                  --------------   --------------
                            TOTAL ASSETS          $2,275,897,000   $2,210,230,000
                                                  ==============   ==============
LIABILITIES
  Domestic deposits
     Noninterest-bearing                          $  250,007,000   $  252,627,000
     Interest-bearing                              1,513,727,000    1,521,972,000
                                                  --------------   --------------

                            TOTAL DEPOSITS         1,763,734,000    1,774,599,000
  Short-term borrowings
     Federal funds purchased                          42,984,000       26,378,000
     Securities sold under agreements to
       repurchase                                     62,970,000       55,789,000
  Federal Home Loan Bank borrowings                  124,589,000       75,497,000
  Accrued expenses and other liabilities              33,875,000       28,733,000
                                                  --------------   --------------
                            TOTAL LIABILITIES      2,028,152,000    1,960,996,000

SHAREHOLDERS' EQUITY
  Common stock, $2.50 par value;
      Authorized-20,000,000 shares; issued and
      outstanding-15,295,192 at June 30, 1996 and
      15,295,275 at December 31, 1995, including
      148,270 and 140,520 shares in treasury at
      June 30, 1996 and December 31, 1995,
      respectively                                    38,238,000       38,238,000
  Surplus                                             41,639,000       41,861,000
  Retained earnings                                  171,927,000      171,256,000
  Net unrealized holding (loss)/gain on
     securities available for sale                      (226,000)       1,409,000
  Treasury stock                                      (3,833,000)      (3,530,000)
                                                  --------------   --------------
TOTAL SHAREHOLDERS' EQUITY                           247,745,000      249,234,000
                                                  --------------   --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,275,897,000   $2,210,230,000
                                                  ==============   ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
                                                   --------------------------  --------------------------
                                                       1996          1995          1996         1995
                                                   ------------  ------------  ------------  ------------

INTEREST INCOME
          Interest and fees on loans               $36,716,000   $35,596,000   $74,008,000  $70,319,000
          Interest on federal funds sold                15,000       120,000        69,000      357,000
          Interest and dividends on securities:
            Taxable                                  4,169,000     4,707,000     8,222,000    9,523,000
            Exempt from federal taxes                  566,000       779,000     1,194,000    1,616,000
          Other interest income                         61,000       159,000       222,000      277,000
                                                   -----------   -----------   -----------  -----------
                          TOTAL INTEREST INCOME     41,527,000    41,361,000    83,715,000   82,092,000
                                                   -----------   -----------   -----------  -----------
INTEREST EXPENSE
          Interest on deposits                      15,745,000    15,748,000    31,543,000   29,947,000
          Interest on short-term borrowings            901,000     1,005,000     1,825,000    1,853,000
          Interest on Federal Home Loan
            Bank borrowings                            790,000       964,000     1,765,000    2,600,000
                                                   -----------   -----------   -----------  -----------
                         TOTAL INTEREST EXPENSE     17,436,000    17,717,000    35,133,000   34,400,000
                                                   -----------   -----------   -----------  -----------
                            NET INTEREST INCOME     24,091,000    23,644,000    48,582,000   47,692,000
PROVISION FOR POSSIBLE LOAN LOSSES                     949,000       535,000     1,560,000    1,055,000
                                                   -----------   -----------   -----------  -----------
            NET INTEREST INCOME AFTER PROVISION
                       FOR POSSIBLE LOAN LOSSES     23,142,000    23,109,000    47,022,000   46,637,000
                                                   -----------   -----------   -----------  -----------
OTHER INCOME
          Trust department income                      779,000       794,000     1,574,000    1,573,000
          Other charges, commissions, and fees       2,836,000     2,467,000     5,436,000    4,818,000
          Other income                                 124,000       234,000       252,000      505,000
          Loss on sales of securities                  (48,000)                    (48,000)
          (Loss)/gain on sales of loans             (1,963,000)      288,000    (1,905,000)     322,000
                                                   -----------   -----------   -----------  -----------
                              TOTAL OTHER INCOME     1,728,000     3,783,000     5,309,000    7,218,000
                                                   -----------   -----------   -----------  -----------
OTHER EXPENSES
          Salaries and employee benefits             8,115,000     6,454,000    14,841,000   12,994,000
          Net occupancy expense                      1,683,000     1,428,000     3,061,000    2,772,000
          Other expense                              8,394,000     6,190,000    15,102,000   12,906,000
                                                   -----------   -----------   -----------  -----------
                           TOTAL OTHER EXPENSES     18,192,000    14,072,000    33,004,000   28,672,000
                                                   -----------   -----------   -----------  -----------
                     INCOME BEFORE INCOME TAXES      6,678,000    12,820,000    19,327,000   25,183,000

INCOME TAXES                                         5,414,000     4,372,000     9,974,000    8,570,000
                                                   -----------   -----------   -----------  -----------
                                     NET INCOME    $ 1,264,000   $ 8,448,000   $ 9,353,000  $16,613,000
                                                   ===========   ===========   ===========  ===========
Earnings per common share                                $0.08         $0.56         $0.61        $1.11
                                                   ===========   ===========   ===========  ===========
Dividends per share                                      $0.31         $0.29         $0.61        $0.58
                                                   ===========   ===========   ===========  ===========
Average outstanding shares                          15,222,654    15,036,070    15,229,246   15,027,731
                                                   ===========   ===========   ===========  ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES





                                                           Six Months Ended June 30, 1996
                          ------------------------------------------------------------------------------------------------

                                                                                    Net
                                                                                 Unrealized
                                                                                Holding Gain
                                Common Stock                                      (Loss) on
                          -------------------------                              Securities                     Total
                                           Par                      Retained      Available     Treasury    Shareholders'
                            Shares        Value        Surplus      Earnings      for Sale       Stock          Equity
                          -----------  ------------  -----------  -------------  -----------  ------------  --------------
Balance at
    January 1, 1996       15,295,275   $38,238,000   $41,861,000  $171,256,000   $1,409,000   ($3,530,000)   $249,234,000

Net income                                                           9,353,000                                  9,353,000

Cash dividends
    ($.61 per share)                                                (8,300,000)                                (8,300,000)

Cash dividends of
    acquired banks                                                    (382,000)                                  (382,000)

Net change in
  unrealized gain
    on securities
    available for sale                                                           (1,635,000)                   (1,635,000)

Purchase of treasury
    stock                                                                                        (829,000)       (829,000)

Common stock options
    exercised                                           (220,000)                                 526,000         306,000

Fractional shares
  adjustment                     (83)                     (2,000)                                                  (2,000)
                          ----------   -----------   -----------  ------------   ----------   -----------   -------------

Balance at
    June 30, 1996         15,295,192   $38,238,000   $41,639,000  $171,927,000   $ (226,000)  ($3,833,000)   $247,745,000
                          ==========   ===========   ===========  ============   ==========   ===========   =============

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                       ----------------------------
                                                                                           1996            1995
                                                                                       ------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $ 10,499,000   $  18,964,000

INVESTING ACTIVITIES
 Proceeds from maturities and calls of
   securities held to maturity                                                           11,350,000      14,438,000
 Proceeds from sales of securities
   available for sale                                                                    50,076,000
 Proceeds from maturities and calls of
   securities available for sale                                                         49,362,000      28,782,000
 Purchases of securities available for sale                                             (81,662,000)     (9,735,000)
 Purchases of securities held to maturity                                               (63,375,000)     (2,511,000)
 Proceeds from sales of loans                                                                            19,720,000
 Net purchase of bank premises and equipment                                               (841,000)     (1,227,000)
 Changes in:
   Loans                                                                                (54,171,000)    (37,169,000)
                                                                                       ------------   -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                     (89,261,000)     12,298,000
                                                                                       ------------   -------------
FINANCING ACTIVITIES
 Cash dividends paid                                                                     (8,300,000)     (6,849,000)
 Cash dividends paid by acquired banks                                                     (382,000)     (1,583,000)
 Acquisition of treasury stock                                                             (829,000)       (573,000)
 Proceeds from exercise of stock options                                                    306,000         223,000
 Proceeds from Federal Home Loan Bank advances                                           49,092,000      55,618,000
 Repayment of Federal Home Loan Bank advances                                                          (138,077,000)
 Acquisition of fractional shares                                                            (2,000)
 Changes in:
     Deposits                                                                           (10,750,000)     33,275,000
     Federal funds purchased and securities
       sold under agreements to repurchase                                               23,787,000      21,118,000
                                                                                       ------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      52,922,000     (36,848,000)
                                                                                       ------------   -------------
(DECREASE)IN CASH AND CASH EQUIVALENTS                                                  (25,840,000)     (5,586,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         98,977,000      95,022,000
                                                                                       ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 73,137,000   $  89,436,000
                                                                                       ============   =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UNITED BANKSHARES, INC. AND SUBSIDIARIES


1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1995 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

Historically, United has not engaged in significant mortgage banking activities and did not generally originate or acquire loans for resale. However, with the merger of Eagle Bancorp, Inc. ("Eagle") and the formation of United Mortgage Company, Inc., and its wholly-owned subsidiary, United Home Lending Services, Inc., United has begun mortgage banking activities. The business of United Home Lending Services, Inc. is the origination and acquisition of residential real estate loans for resale, the conducting of mortgage loan servicing activities for certain loans, and, generally, the activities commonly conducted by a mortgage banking company. Rights to service mortgage loans for others, whether those rights were acquired through purchase or through origination are recognized as separate assets upon subsequent sale of loans with servicing rights retained. United allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans, based on their relative fair values, if it is practicable to estimate those fair values. United periodically assesses capitalized servicing rights for impairment based on the fair value of those rights.

Eagle adopted Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), an Amendment to Statement No. 65, "Accounting for Certain Banking Activities," effective for its financial statements for the quarter ended June 30, 1995. The impact of Eagle's adoption of SFAS No. 122 was an increase in income before income taxes of approximately $412,000, representing capitalization of servicing rights on the sale of mortgage loans.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

In October 1995, the Financial Accounting Standards Board ("FASB"), issued Statement No. 123, (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation plans.

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

In June 1996, the FASB issued Statement No. 125, (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS No. 76, "Extinguishment of Debt." SFAS No. 125 prescribes the accounting treatment for securitization transactions based on a financial components approach with an emphasis on physical control, such as the ability to pledge or exchange the securitized assets, while prior rules emphasized the economic risks or rewards of ownership of the assets. Additionally, SFAS No. 125 applies to repurchase agreements, securities lending, loan participations, and other financial component transfers and exchanges. Under the financial components approach of SFAS No. 125, both the transferor and transferee will recognize on its balance sheet the assets and liabilities, or components thereof, that it controls and derecognize from the balance sheet the assets and liabilities that were surrendered or extinguished in the transfer.

United does not expect the new rules to have a material effect on its financial position and results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.

2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries, UBC Holding Company, Inc. ("UBC"), United Bank and United Venture Fund ("UVF"). UBC includes its wholly-owned subsidiary, United National Bank ("UNB"). On June 1, 1996, United commenced operations of a

UNITED BANKSHARES, INC. AND SUBSIDIARIES

new wholly-owned subsidiary of UNB, United Mortgage Company, Inc. ("UMC") and its wholly-owned subsidiaries, United Home Lending Services, Inc. ("UHLSI") and United Mortgage Center, Inc. ("UMCI"). UHLSI will service loans and hold loans available for sale. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

3.  ACQUISITION

On April 12, 1996, United consummated the merger with Eagle Bancorp, Inc., Charleston, West Virginia ("Eagle"), in a common stock exchange accounted for under the pooling of interests method of accounting and, accordingly, all prior period financial statements have been restated to include the financial condition and results of operations of Eagle. United exchanged 1.15 shares of United common stock for each of the 2,729,377 common shares of Eagle or 3,138,704 shares.

The following are pro forma selected balance sheet categories as of March 31, 1996, and December 31, 1995, and results of operations for the three months ended March 31, 1996, and the year ended December 31, 1995, giving effect to the merger as though it had occurred at the beginning of the earliest period presented. The pro forma information provided below does not purport to be indicative of balances and results that would have been obtained if the combination had occurred during the periods presented or of balances or results that may occur in the future.

                             United         Eagle         Combined
                         --------------  ------------  --------------
For the Three Months
 Ended March 31, 1996
 (Unaudited):
  Net interest income    $   20,886,000  $  3,663,000  $   24,549,000
  Net income                  7,504,000       584,000       8,088,000
  Earnings per share              $0.62         $0.21           $0.53
  Net loans               1,358,650,000   366,885,000   1,725,535,000
  Total assets            1,798,455,000   392,620,000   2,191,075,000
  Total deposits         $1,480,276,000  $304,159,000  $1,784,435,000

For the Year Ended
 December 31, 1995:
  Net interest income    $   81,690,000  $ 13,958,000  $   95,648,000
  Net income                 28,079,000     4,738,000      32,817,000
  Earnings per share              $2.35         $1.74           $2.18
  Net loans               1,374,006,000   358,980,000   1,732,986,000
  Total assets            1,815,443,000   394,787,000   2,210,230,000
  Total deposits         $1,473,266,000  $301,333,000  $1,774,599,000

UNITED BANKSHARES, INC. AND SUBSIDIARIES

4.  SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale at June 30, 1996, by contractual maturity are as follows:

                                                Estimated
                                                Amortized        Fair
                                                   Cost         Value
                                               ------------  ------------
     Due in one year or less                   $ 66,111,000  $ 66,340,000
     Due after one year through five years       65,725,000    65,135,000
     Due after five years through ten years         491,000       498,000
     Due after ten years                         43,523,000    42,080,000
     Marketable equity securities                 3,511,000     4,960,000
                                               ------------  ------------
         Total                                 $179,361,000  $179,013,000
                                               ============  ============

The preceding table includes $27,298,000 of mortgage-backed securities at estimated fair value with an amortized cost of $28,476,000. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                 June 30, 1996
                              --------------------------------------------------
                                              Gross       Gross      Estimated
                               Amortized    Unrealized  Unrealized      Fair
                                  Cost        Gains       Losses       Value
                              ------------  ----------  ----------  ------------

U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                $126,536,000  $  471,000  $  832,000  $126,175,000
Mortgage-backed securities      28,476,000      44,000   1,222,000    27,298,000
Marketable equity
  securities                     3,511,000   1,449,000                 4,960,000
Other                           20,838,000       6,000     264,000    20,580,000
                              ------------  ----------  ----------  ------------
Total                         $179,361,000  $1,970,000  $2,318,000  $179,013,000
                              ============  ==========  ==========  ============

At June 30, 1996, the cumulative net unrealized holding loss on available for sale securities resulted in a decrease of $226,000 to shareholders' equity, net of deferred income taxes.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


The book and estimated fair value of securities available for sale at December 31, 1995, by contractual maturity are as follows:

                                                              Estimated
                                                Amortized        Fair
                                                   Cost         Value
                                               ------------  ------------
     Due in one year or less                   $105,885,000  $106,262,000
     Due after one year through five years       52,928,000    53,684,000
     Due after five years through ten years         169,000       172,000
     Due after ten years                         35,322,000    35,191,000
     Marketable equity securities                 2,662,000     3,821,000
                                               ------------  ------------
          Total                                $196,966,000  $199,130,000
                                               ============  ============

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                              December 31, 1995
                              --------------------------------------------------
                                              Gross       Gross      Estimated
                               Amortized    Unrealized  Unrealized      Fair
                                  Cost        Gains       Losses       Value
                              ------------  ----------  ----------  ------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                $150,460,000  $1,438,000    $341,000  $151,557,000
Mortgage-backed securities      30,036,000     165,000      54,000    30,147,000
Marketable equity
  securities                     2,662,000   1,159,000                 3,821,000
Other                           13,808,000      21,000     224,000    13,605,000
                              ------------  ----------    --------  ------------
Total                         $196,966,000  $2,783,000    $619,000  $199,130,000
                              ============  ==========    ========  ============

5.  SECURITIES HELD TO MATURITY

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                June 30, 1996
                              --------------------------------------------------
                                              Gross       Gross      Estimated
                               Amortized    Unrealized  Unrealized      Fair
                                  Cost        Gains       Losses       Value
                              ------------  ----------  ----------  ------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                $ 78,005,000  $           $  382,000  $ 77,623,000
State and political
  subdivisions                  38,488,000   1,096,000     156,000    39,428,000
Mortgage-backed securities      55,530,000      33,000   1,755,000    53,808,000
Other                            1,915,000                             1,915,000
                              ------------  ----------  ----------  ------------
Total                         $173,938,000  $1,129,000  $2,293,000  $172,774,000
                              ============  ==========  ==========  ============

UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                December 31, 1995
                              --------------------------------------------------
                                               Gross       Gross     Estimated
                              Amortized     Unrealized  Unrealized      Fair
                                 Cost          Gains       Losses      Value
                              ------------  ----------  ----------  ------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                $ 15,897,000  $   22,000  $  169,000  $ 15,750,000
State and political
  subdivisions                  43,324,000   2,124,000      33,000    45,415,000
Mortgage-backed securities      56,416,000     348,000     617,000    56,147,000
Other                            6,252,000      15,000                 6,267,000
                              ------------  ----------  ----------  ------------
Total                         $121,889,000  $2,509,000  $  819,000  $123,579,000
                              ============  ==========  ==========  ============

The amortized cost and estimated fair value of securities held to maturity at June 30, 1996, and December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   June 30, 1996             December 31, 1995
                             --------------------------  --------------------------
                                            Estimated                   Estimated
                              Amortized        Fair       Amortized        Fair
                                 Cost         Value          Cost         Value
                             ------------  ------------  ------------  ------------
  Due in one year or less    $ 11,360,000  $ 11,348,000  $ 11,603,000  $ 11,697,000
  Due after one year
     through five years        64,126,000    63,528,000    56,320,000    56,688,000
  Due after five years
     through ten years         77,971,000    77,846,000    27,568,000    28,356,000
  Due after ten years          20,481,000    20,052,000    26,398,000    26,838,000
                             ------------  ------------  ------------  ------------
         Total               $173,938,000  $172,774,000  $121,889,000  $123,579,000
                             ============  ============  ============  ============

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $164,829,000 and $176,855,000 at June 30, 1996 and December 31, 1995, respectively.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


6.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                      June 30  December 31
                                       1996       1995
                                      -------  -----------
                                         (in thousands)
    Loans past due 90 days or more
      and still accruing interest      $6,856       $4,692
    Nonaccrual loans                    5,122        6,298
                                      -------      -------
                                      $11,978      $10,990
                                      =======      =======

7.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:

                                  Three Months Ended  Six Months Ended
                                      June 30,             June 30,
                                --------------------  ------------------
                                  1996       1995       1996      1995
                                ---------  ---------  --------  --------
                                             (in thousands)
Balance at beginning of
  period                         $22,715    $22,527   $22,545   $22,304
Provision charged to expense         949        535     1,560     1,055
                                 -------    -------   -------   -------
                                  23,664     23,062    24,105    23,359

Loans charged-off                 (1,182)      (721)   (1,781)   (1,160)
Less recoveries                      241        168       399       310
                                 -------    -------   -------   -------

Net Charge-offs                     (941)      (553)   (1,382)     (850)
                                 -------    -------   -------   -------

Balance at end of period         $22,723    $22,509   $22,723   $22,509
                                 =======    =======   =======   =======

The average recorded investment in impaired loans during the quarter ended June 30, 1996 and for the year ended December 31, 1995 was approximately $8,644,000 and $9,545,000, respectively. For the quarters ended June 30, 1996 and 1995, United recognized interest income on the impaired loans of approximately $84,000 and $207,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8,560,000 (of which $5,059,000 were on a nonaccrual basis). Included in this amount is $5,180,000 of impaired loans for which the related

UNITED BANKSHARES, INC. AND SUBSIDIARIES

allowance for possible loan losses is $1,587,000 and $3,380,000 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $408,000 and $283,000 for the quarters ended June 30, 1996 and 1995, respectively.

United had commercial real estate loans, including owner occupied, income producing real estate and land development loans, of approximately $332,214,000 and $334,791,000 as of June 30, 1996 and December 31, 1995, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unnecessary risks and that adequate consideration has been given to the above loans in establishing the allowance for possible loan losses.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

United has outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $17,199,000 and $17,047,000 at June 30, 1996 and December 31, 1995, respectively.

United and its subsidiaries are currently involved, in the normal course of business, in various legal proceedings. Management is vigorously pursuing all of its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved without material effect on financial position or results of operations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

9.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 1996, and June 30, 1995, with the interest rate earned or paid on such amount.

                                              Three Months Ended             Three Months Ended
                                                    June 30                        June 30
                                                     1996                            1995
                                       -----------------------------    ----------------------------
(Dollars in                              Average                Avg.     Average                Avg.
Thousands)                               Balance    Interest    Rate     Balance     Interest   Rate

ASSETS

Earning Assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                        $    5,652    $    93    6.62%   $   13,588    $   251   7.41%
  Investment Securities:
    Taxable                               273,126      4,169    6.11%      302,359      4,715   6.24%
    Tax-exempt (1)                         38,322        871    9.09%       49,173      1,228   9.99%
                                       ----------    -------    ----    ----------   --------   ----
              Total Securities            311,448      5,040    6.47%      351,532      5,943   6.76%
  Loans, net of unearned
    income (1) (2)                      1,755,870     36,978    8.47%    1,668,740     35,914   8.63%
  Allowance for possible loan
    losses                                (22,742)                         (22,624)
                                       ----------                       ----------
  Net loans                             1,733,128               8.58%    1,646,116              8.75%
                                       ----------    -------    ----    ----------   --------   ----
Total earning assets                    2,050,228    $42,111    8.26%    2,011,236    $42,108   8.39%
                                                     -------    ----                 --------   ----
Other assets                              157,706                          146,326
                                       ----------                       ----------
                  TOTAL ASSETS         $2,207,934                       $2,157,562
                                       ==========                       ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits            $1,562,464    $15,745    4.05%   $1,518,563    $15,748   4.16%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowing             86,002        901    4.22%       85,152      1,009   4.75%
  FHLB advances                            56,606        790    5.61%       60,386        960   6.38%
                                       ----------    -------    ----    ----------   --------   ----
Total Interest-Bearing Funds            1,705,072     17,436    4.12%    1,664,101     17,717   4.27%
                                                     -------    ----                 --------   ----
  Demand deposits                         222,386                          230,941
  Accrued expenses and other
    liabilities                            26,868                           28,909
                                       ----------                       ----------
           TOTAL LIABILITIES            1,954,326                        1,923,951
Shareholders' Equity                      253,608                          233,611
                                       ----------                       ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $2,207,934                       $2,157,562
                                       ==========                       ==========

NET INTEREST INCOME                                  $24,675                          $24,391
                                                     =======                         ========

INTEREST SPREAD                                                 4.14%                           4.12%

NET INTEREST MARGIN                                             4.84%                           4.86%

     (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

     (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

9.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 1996, and June 30, 1995, with the interest rate earned or paid on such amount.

                                              Six Months Ended               Six Months Ended
                                                  June 30                        June 30
                                                   1996                            1995
                                       -----------------------------    ----------------------------
(Dollars in                              Average               Avg.     Average               Avg.
Thousands)                               Balance    Interest   Rate     Balance    Interest   Rate

ASSETS

Earning Assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                        $    8,971    $   291   6.56%  $   17,883    $   581   6.55%
  Investment Securities:
    Taxable                               271,359      8,222   6.06%     308,827      9,557   6.19%
    Tax-exempt (1)                         39,731      1,837   9.24%      50,669      2,517   9.94%
                                       ----------    -------   ----   ----------   --------   ----
              Total Securities            311,090     10,059   6.47%     359,496     12,074   6.73%
  Loans, net of unearned
    income (1) (2)                      1,747,681     74,629   8.63%   1,661,107     70,932   8.61%
  Allowance for possible loan
    losses                                (22,713)                       (22,571)
                                       ----------                     ----------
  Net loans                             1,724,968              8.75%   1,638,536              8.73%
                                       ----------    -------   ----   ----------   --------   ----
Total earning assets                    2,045,029    $84,979   8.39%   2,015,915    $83,587   8.35%
                                                     -------   ----                --------   ----
Other assets                              155,061                        147,361
                                       ----------                     ----------
                  TOTAL ASSETS         $2,200,090                     $2,163,276
                                       ==========                     ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits            $1,542,164    $31,543   4.14%  $1,508,182    $29,948   4.00%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowing             84,239      1,825   4.38%      80,671      1,863   4.66%
  FHLB advances                            64,799      1,765   5.51%      82,297      2,590   6.35%
                                       ----------    -------   ----   ----------   --------   ----
Total Interest-Bearing Funds            1,691,202     35,133   4.20%   1,671,150     34,401   4.15%
                                                     -------   ----                --------   ----
  Demand deposits                         227,663                        233,336
  Accrued expenses and other
    liabilities                            28,011                         27,516
                                       ----------                     ----------
           TOTAL LIABILITIES            1,946,876                      1,932,002
Shareholders' Equity                      253,214                        231,274
                                       ----------                     ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $2,200,090                     $2,163,276
                                       ==========                     ==========

NET INTEREST INCOME                                  $49,846                        $49,186
                                                     =======                       ========

INTEREST SPREAD                                                4.19%                          4.20%

NET INTEREST MARGIN                                            4.92%                          4.91%

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

United Bankshares, Inc. ("United") is a multi-bank holding company. United's wholly-owned banking subsidiaries include UBC Holding Company, Inc. ("UBC") and United Bank. UBC includes its wholly-owned subsidiary, United National Bank ("UNB"), and its wholly-owned subsidiary, United Mortgage Company, Inc. ("UMC") and its wholly-owned subsidiaries, United Mortgage Center, Inc. ("UMCI") and United Home Lending Services, Inc. ("UHLSI"). United also owns all of the stock of United Venture Fund, Inc. ("UVF"). UVF is a West Virginia Capital Company formed to make loans and equity investments in qualified companies under the West Virginia Capital Company Act and to promote economic welfare and development in the State of West Virginia.

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

EARNINGS SUMMARY

Nonrecurring restructuring charges associated with the Eagle Bancorp, Inc. ("Eagle") merger during the second quarter of 1996 obscured base core earnings results. Net income for the second quarter of 1996 was $1.26 million or $.08 per share compared to $8.45 million or $.56 per share for the second quarter of 1995. This represents an 85.04% decrease in net income and an 85.71% decrease in earnings per share. Net income per share for the first half of 1996 was $.61 per share, or a 45.05% decrease from the $1.11 for the first six months of 1996. Net income for the first half of 1996 was $9.35 million, which is a 43.70% decrease from the $16.61 million earned in the same period last year. United's annualized return on average assets was 0.85% and return on average shareholders' equity was 7.45% as compared 1.54% and 14.37% for 1995, respectively.

During the second quarter of 1996, United recorded nonrecurring pretax charges of approximately $5.9 million that consisted of restructuring and merger charges. Merger related charges recorded during the second quarter of 1996 included, among other items, $3,086,000 of income tax expense related to bad debt recapture. Additional merger related expenses included $607,000 of costs associated with severance pay and benefits for retiring and involuntarily terminated executive officers of Eagle. In addition, costs incurred to consolidate duplicate facilities, eliminate redundancies, and conform operations were incurred. United remains committed to reduce operating costs and improve margins. With the aid of an independent consultant, United began implementation of a company wide plan to reduce operating costs, increase revenues, and improve efficiency and productivity to strengthen United's competitiveness. As a result of the identification of additional opportunities to restructure and streamline operations, United consolidated four branch offices in certain markets where United and Eagle overlapped in providing services and identified three additional branch offices to be closed during the year. Costs associated with the branch consolidations and branch closings include, among other things, severance and benefit payments of approximately $751,000 for the work force reduction and approximately $445,000 of facility consolidation costs for the write down of leases and other fixed assets. Additionally, United incurred costs of approximately $341,000 associated with employee training and new product promotions. Costs incurred during the quarter included $697,000 for training, legal, accounting and computer conversion costs for the startup of United's mortgage banking subsidiary.

The estimated cost savings and revenue enhancements of the restructuring actions are expected to exceed $3 million pretax annually, when fully realized. Approximately 92% of the incurred charges will require cash outlays which will occur primarily in 1996 and early 1997. Total expenditures amounted to $3.9 million through June 30, 1996. Cash flows from operating activities have funded and are expected to fund all incurred charges.

United has strong core earnings driven by a net interest margin of 4.92% for the first six months of 1996. Net interest income increased $890,000 or 1.87% for the first six months of 1996 as compared to the same period for 1995. The provision for possible loan losses increased $505,000 or 47.87% when comparing the first six months of 1996 to the first six months of 1995. The additional loan loss provision was to conform the allowance for loan losses on Eagle's loan portfolio with United's loan valuation policies. Noninterest income, including losses on sales of securities and loans held for sale, decreased 26.45% for the first six months of 1996 when compared to the first six months of 1995. This overall decrease in noninterest income is primarily attributed to the approximate $2,000,000 write down to estimated fair value of loans held for sale at June 30, 1996. Noninterest expenses increased $4,332,000 or 15.11% for the first six months compared to the same period in 1995. This increase was due to the restructuring and merger related charges. However, exclusive of the charges incurred during 1996, noninterest expenses actually decreased $1,595,000 or 5.56%. Income taxes, excluding the bad debt recapture associated with the Eagle merger, were lower for the first six months than for the same period of 1995 due to lower pretax earnings for the period. The effective tax rate, excluding the bad debt reserve recapture, was 35.6% for the first six months as compared to 34.0% for first six months of 1995 and was slightly higher primarily due to lower levels of tax-exempt income.

The following discussion explains in more detail the results of operations and changes in financial position by major category.

NET INTEREST INCOME

Net interest income increased slightly in the second quarter and first six months of 1996, when compared to the same period of 1995. The net interest margin is the main factor in United's core profitability momentum. Net interest income before the provision for possible loan losses increased $389,000 or 1.65% and $890,000 or 1.87% for the second quarter and first six months of 1996 as compared to the same periods of 1995. The increase is largely due to an interest recovery of $343,000 on a nonaccrual loan. Excluding the aforementioned item, net interest income increased slightly due to the repricing of variable rate loans at higher interest rates. United's tax-equivalent net interest margin fell slightly from 4.86% in the second quarter of 1995 to 4.84% in the second quarter of 1996. Alternatively, the tax-equivalent net interest margin increased from 4.91% to 4.92% when comparing the first half of 1995 to the same period of 1996. The combination of higher average volumes of loans at slightly higher rates compared to the first six months of 1995 have helped United generate a slightly stronger interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

For the quarters ended June 30, 1996 and 1995, the provision for possible loan losses was $949,000 and $535,000, respectively, while the first six months provisions were $1,560,000 for 1996 as compared to $1,055,000 for 1995. The increase in provision in the second quarter of 1996 was to conform the allowance for possible loan losses on Eagle's loan portfolio with United's loan valuation policies. The allowance for possible loan losses as a percentage of loans, net of unearned income, approximated 1.27% at June 30, 1996, 1.30% at December 31, 1995, and 1.35% at June 30, 1995. Credit quality is another major factor in United's profitability. United's continued excellent credit quality is evidenced by the low level of nonperforming assets at the end of the second quarter of 1996. Charge-offs exceeded recoveries during the second quarter of 1996 and 1995 and resulted in net charge-offs of $941,000 and $553,000, respectively.
The first six months of 1996 charge-offs exceeded recoveries by $1,382,000 as compared to $850,000 for the first half of 1995. Note 7 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, increased by $57,550,000 or 3.32% as compared to year-end 1995.

Nonperforming loans were $11,978,000 at June 30, 1996 and $10,990,000 at year-end 1995. Nonperforming loans, as a percentage of loans, net of unearned income, increased from 0.63% to 0.67% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a non-accrual basis. Loans past due 90 days or more increased $2,164,000 or 46.12% during the first half of 1996; while nonaccrual loans decreased $1,176,000 or 18.67% since year-end 1995. Even with the increase in nonperforming loans, total nonperforming assets represented less than 0.62% of total assets at the end of the second quarter.

As of June 30, 1996, the ratio of the allowance for possible loan losses to nonperforming loans was 189.7% as compared to 205.1% as of December 31, 1995. Accordingly, management believes that the allowance for loan losses of $22,723,000 as of June 30, 1996, is adequate to provide for potential losses on existing loans based on information currently available.

United evaluates the adequacy of the allowance for possible loan losses on a quarterly basis. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Such other factors considered by management, among other things, included growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions. United's loan administration policies are focused upon the risk characteristics of the loan portfolio, both in terms of loan approval and credit quality.

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. The decrease realized in total noninterest income for the second quarter and first half of 1996, was $2,055,000 or 54.32%, and $1,909,000 or
26.45%, respectively. Primarily, all of the decrease in noninterest income was the result of the approximate $2,000,000 write down to estimated fair value of loans held for sale at June 30, 1996. Excluding gains and losses on sales of securities and loans held for sale, noninterest income increased $366,000 or 5.31%.

The decrease in noninterest income was partially offset in the areas of fees from customer accounts for which a fee is charged. Other customer charges increased by $618,000 or 12.83% due to increased return check charges and bankcard fees.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Other expenses increased $4,120,000 or 29.28% and $4,332,000 or 15.11% for the second quarter and six months ending June 30, 1996 as compared to the same periods in 1995.
The increases were due to the one-time merger and restructuring charges of $5,927,000 incurred during the second quarter of 1996.

Total salaries and benefits increased by 25.74% or $1,661,000 and 14.21% or $1,847,000, for the second quarter and first six months of 1996 when compared to the same period of 1995. Of this increase $1,358,000 was attributable to severance and benefit pay of displaced Eagle executive officers and employees at locations where United consolidated certain branches.

In addition, net occupancy expense increased by $255,000 or 17.86% and $289,000 or 10.43% when compared to the second quarter and first six months of 1995. The increases were due to higher costs in all areas of occupancy with no significant increase in any one category.

Other expenses increased $2,204,000 or 35.61% and $2,196,000 or 17.02% for the second quarter and first six months of 1996 as compared to the same period of 1995. The increase in other expenses for the quarter related primarily to higher OREO write downs, advertising, consulting and legal, losses on sales of assets, EDP fees, office supplies, and goodwill amortization. Included in these increased costs were $1,483,000 of one-time restructuring charges which relate to United's plan to reduce operating costs, increase revenues, and improve efficiency and productivity to strengthen United's competitiveness. The above increases were partially offset by decreases in B&O taxes and FDIC insurance.

INCOME TAXES

Income tax expense for the three months ended June 30, 1996 and 1995 was $5,414,000 and $4,372,000, respectively. Income tax expense for the six months ended June 30, 1996 and 1995 was $9,974,000 and $8,570,000, respectively. These increases of $1,042,000 or 23.83% for the second quarter and $1,404,000 or 16.38% for the first six months were the result of the $3,086,000 one-time bad debt recapture in connection with the Eagle merger, which was offset by decreased pretax income. United's effective tax rate, excluding the bad debt reserve recapture, was 34.7% for the second quarter of 1996 compared to 34.1% for the second quarter of 1995. The effective tax rate, excluding the bad debt reserve recapture, for the first six months of 1996 was 35.6% as compared to 34.0% for the first six months of 1995.

INTEREST RATE SENSITIVITY

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time frame. The principal function of asset and liability management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. This relationship has become very important, given the volatility in interest rates over the last several years, due to the potential impact on earnings. United closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.

The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "gap". A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table contained herein, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was less liability sensitive in the one year horizon in the amount of $(115,283,000) or -5.38% of the cumulative gap to related total earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime-linked loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh
(FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. At June 30, 1996, United had $124,589,000 in FHLB advances.

Additionally, United uses certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost-effective means of synthetically altering the repricing structure of balance sheet items. At June 30, 1996, the total notional amount of the interest rate swap in effect was $50 million. The current maturity of the swap portfolio is seven months. During the six month period ended June 30, 1996, interest rate swaps reduced net interest income by $255,000 as compared to a decrease of $402,000 for the same period in 1995.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


    The following table shows the interest rate sensitivity GAP as of June 30, 1996:

Interest Rate Sensitivity Gap

                                              Days
                               -----------------------------------      Total       1 - 5        Over 5
                                 0 - 90      91 - 180    181 - 365    One Year      Years        Years      Total
                               ----------   ---------   ----------   ----------   ---------    ---------  ----------
                                                                 (In Thousands)
ASSETS
Interest-Earning Assets:
  Investment and Marketable
     Equity Securities:
       Taxable                 $   36,547   $  15,317   $   24,172   $   76,036   $ 107,463    $130,964   $  314,463
       Tax-exempt                   2,584       2,349        2,708        7,641      14,906      15,941       38,488
  Loans, net of unearned
     income                       521,091     101,154      191,957      814,202     560,230     416,104    1,790,536
                               ----------   ---------   ----------   ----------   ---------    --------   ----------
Total Interest-Earning
  Assets                       $  560,222   $ 118,820   $  218,837   $  897,879   $ 682,599    $563,009   $2,143,487
                               ==========   =========   ==========   ==========   =========    ========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $  680,355                            $  680,355                           $  680,355
  Time deposits of
    $100,000 & over                49,545   $  30,469   $   32,954      112,968   $  30,064    $    233      143,265
  Other time deposits             193,930     141,869      171,155      506,954     165,837      17,316      690,107
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                     105,954                               105,954                              105,954
  FHLB advances                   124,000                               124,000         589                  124,589
                               ----------   ---------   ----------   ----------   ---------    --------   ----------
Total Interest-Bearing
  Funds                        $1,153,784   $ 172,338   $  204,109   $1,530,231   $ 196,490    $ 17,549   $1,744,270
                               ==========   =========   ==========   ==========   =========    ========   ==========
Interest Sensitivity
  Gap                          $ (593,562)  $ (53,518)  $   14,728   $ (632,352)  $ 486,109    $545,460   $  399,217
                               ==========   =========   ==========   ==========   =========    ========   ==========
Cumulative Gap                 $ (593,562)  $(647,080)  $ (632,352)  $ (632,352)  $(146,243)   $399,217   $  399,217
                               ==========   =========   ==========   ==========   =========    ========   ==========
Cumulative Gap as
  a Percentage of Total
  Earning Assets                   -27.69%     -30.19%      -29.50%      -29.50%      -6.82%      18.62%       18.62%
Management
  Adjustments                     646,337     (43,111)     (86,157)     517,069    (517,069)                       0
Off-Balance
  Sheet Activities                (50,000)                  50,000            0                                    0
                               ----------   ---------   ----------   ----------   ---------    --------   ----------
 Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $    2,775   $ (93,854)  $ (115,283)  $ (115,283)  $(146,243)   $399,217   $  399,217
                               ==========   =========   ==========   ==========   =========    ========   ==========
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                     0.13%      -4.38%       -5.38%       -5.38%      -6.82%      18.62%       18.62%

UNITED BANKSHARES, INC. AND SUBSIDIARIES


    The following table shows the interest rate sensitivity GAP as of December 31, 1995:

Interest Rate Sensitivity Gap

                                              Days
                               -----------------------------------      Total       1 - 5        Over 5
                                 0 - 90      91 - 180    181 - 365    One Year      Years        Years      Total
                               ----------   ---------   ----------   ----------   ---------   ---------  ----------
                                                                 (In Thousands)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments           $   13,113                             $  13,113                            $ 13,113
  Investment and Marketable
     Equity Securities:
       Taxable                     39,736   $  34,112   $   55,174      129,022   $  96,461   $ 52,212      277,695
       Tax-exempt                   3,462       2,546        2,919        8,927      14,803     19,594       43,324
  Loans, net of unearned
     income                       534,165      88,129      162,399      784,693     559,942    388,351    1,732,986
                               ----------   ---------   ----------   ----------   ---------   --------   ----------
Total Interest-Earning
  Assets                       $  590,476   $ 124,787   $  220,492   $  935,755   $ 671,206   $460,157   $2,067,118
                               ==========   =========   ==========   ==========   =========   ========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                   $  675,629                            $  675,629                           $ 675,629
  Time deposits of
    $100,000 & over                56,474   $  24,605   $   25,335                  106,414   $ 26,068      132,482
  Other time deposits             185,538     129,738      158,089      473,365     216,999   $ 23,497      713,861
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                      82,167                                82,167                              82,167
  FHLB advances                    74,915          15           30       74,960         239        298       75,497
                               ----------   ---------   ----------   ----------   ---------   --------   ----------
Total Interest-Bearing
  Funds                        $1,074,723   $ 154,358   $  183,454   $1,412,535   $ 243,306   $ 23,795   $1,679,636
                               ==========   =========   ==========   ==========   =========   ========   ==========
Interest Sensitivity
  Gap                          $ (484,247)  $ (29,571)  $   37,038   $ (476,780)  $ 427,900   $437,309   $  387,482
                               ==========   =========   ==========   ==========   =========   ========   ==========

Cumulative Gap                 $ (484,247)  $(513,818)  $ (476,780)  $ (476,780)  $ (48,880)  $387,482   $  387,482
                               ==========   =========   ==========   ==========   =========   ========   ==========
Cumulative Gap as
  a Percentage of Total
  Earning Assets                   -23.43%     -24.86%      -23.06%      -23.06%      -2.36%     18.75%       18.75%
Management
  Adjustments                     564,955     (37,664)     (75,327)     451,964    (451,964)                      0
Off-Balance
  Sheet Activities                (50,000)                              (50,000)     50,000                       0
                               ----------   ---------   ----------   ----------   ---------   --------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                   $   30,708   $ (36,527)  $  (74,816)  $  (74,816)  $ (48,880)  $387,482   $  387,482
                               ==========   =========   ==========   ==========   =========   ========   ==========
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                     1.49%      -1.77%       -3.62%       -3.62%      -2.36%     18.75%       18.75%

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

Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers. Other than cash and due from banks, the available for sale securities portfolio, loans held for sale and maturing loans and investments are the primary sources of liquidity.

The goal of liquidity management is to ensure the ability to access funding which enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United's cash needs. Liquidity is managed by monitoring funds availability from a number of primary sources. Substantial funding is available from cash and cash equivalents, unused short-term borrowing and a geographically dispersed network of subsidiary banks providing access to a diversified and substantial retail deposit market.

Short-term needs can be met through a wide array of sources such as correspondent and downstream correspondent federal funds and utilization of Federal Home Loan Bank advances.

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings that are secured by bank premises or stock of United's subsidiaries. United has no intention at this time to utilize any long-term funding sources other than FHLB advances and long-term certificate of deposits.

For the six months ended June 30, 1996, United generated $10,499,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $89,261,000 was used in investing activities which was primarily due to $54,171,000 of net loan originations and $34,249,00 of net purchases of securities. During the first six months of 1996, net cash of $52,922,000 was provided by financing activities, primarily due to additional borrowings of $49,092,000 of FHLB advances and an increase in other short-term borrowings of $23,787,000. The increases in FHLB advances and other short-term borrowings were used to offset a $10,750,000 decrease in deposits and to fund net loan originations, including originations of loans held for sale. The net effect of this activity was a decrease in cash and cash equivalents of $25,840,000 for the first six months of 1996.

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

Total shareholders' equity decreased $1,489,000 to $247,745,000, which is a decrease of 0.60% from December 31, 1995. United's equity to assets ratio was 10.89% at June 30, 1996 and 11.28% at December 31, 1995. Capital and reserves to total assets decreased from 12.30% at December 31, 1995, to 11.88% at June 30, 1996.

The dividends of $0.31 per common share for the second quarter of 1996 and $0.61 for the six month period ended June 30, 1996 represent an increase of 6.90% and 5.17% over the $.29 paid for first quarter of 1996 and $0.58 paid for the first six months of 1995. Total cash dividends paid were $4,696,000 for the second quarter and $8,300,000 for the first six months of 1996, an increase of 37.23% and 21.19% over the comparable periods of 1995.

United seeks to maintain a proper relationship between capital and total assets in order to support growth and sustain earnings. United's average equity to average asset ratio was 11.51% at June 30, 1996 and 10.69% at June 30, 1995. United's risk-based capital ratios of 16.50% at June 30, 1996 and 15.91% at December 31, 1995, are both significantly higher then the minimum regulatory requirements. United's Tier I capital and leverage ratios of 15.25% and 10.32%, respectively, at June 30, 1996, are also well above regulatory minimum requirements.