Form 10-Q
period 1996-09-30
UNITED BANKSHARES INC/WV
filed 1996-11-14
CIK 729986

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ----------------------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1996

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

Class- Common Stock, $2.50 Par Value; 15,157,640 shares outstanding as of October 31, 1996.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q


                               TABLE OF CONTENTS
                                                                            Page

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


  Consolidated Balance Sheets (Unaudited)
  September 30, 1996 and December 31, 1995 ....................................6

  Consolidated  Statements of Income  (Unaudited)  for the
  Three and Nine Months Ended September 30, 1996 and 1995 .....................7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Nine Months Ended September 30, 1996 ....................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months Ended September 30, 1996 and 1995 .......................9

  Notes to Consolidated Financial Statements .................................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................20

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings.........................................Not Applicable



Item 2. Changes in Securities.....................................Not Applicable



Item 3. Defaults Upon Senior Securities ..........................Not Applicable

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                          TABLE OF CONTENTS--Continued

                                                                            Page



Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

--------------------------------------------------------------------------------

Item 5.  Other Information .......................................Not Applicable
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------


     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share......................30

          Exhibit 27 - Financial Data Schedule................................31



     (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    UNITED BANKSHARES, INC.
                                          (Registrant)



Date November 14, 1996              /s/ Richard M. Adams
    ---------------------          -----------------------------
                                   Richard M. Adams, Chairman of
                                   the Board and Chief Executive
                                   Officer


Date November 14, 1996              /s/ Steven E. Wilson
    ---------------------          -----------------------------
                                   Steven E. Wilson, Executive
                                   Vice President, Treasurer and
                                   Chief Financial Officer

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The September 30, 1996 and December 31, 1995, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1996, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, and the notes to consolidated financial statements, all of which have been restated to reflect the merger of Eagle Bancorp, Inc. on April 12, 1996, under the pooling of interests method of accounting, appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                        September 30             December 31
                                                                            1996                    1995
                                                                       --------------          --------------
ASSETS
     Cash and due from banks                                           $   94,701,000          $   85,864,000
     Interest-bearing deposits with other banks                                                    13,113,000
                                                                       --------------          --------------
         Total cash and cash equivalents                                   94,701,000              98,977,000

     Securities available for sale at estimated
       fair value (amortized cost-$170,081,000
       at September 30, 1996 and $196,966,000 at
       December 31, 1995)                                                 170,435,000             199,130,000
     Securities held to maturity(estimated fair
       value -$174,658,000 at September 30, 1996
       and $123,579,000 at December 31, 1995)                             174,925,000             121,889,000
     Loans
         Commercial, financial, and agricultural                          228,231,000             226,939,000
         Real estate:
           Single family residential                                      934,103,000             906,141,000
           Commercial                                                     347,689,000             334,791,000
           Construction                                                    38,134,000              26,225,000
           Other                                                           15,653,000              14,056,000
         Installment                                                      237,432,000             229,457,000
         Loans held for sale at estimated fair value                        5,262,000                 345,000
                                                                       --------------          --------------
                                                                        1,806,504,000           1,737,954,000
         Less: Unearned income                                             (5,021,000)             (4,968,000)
                                                                       --------------          --------------
       Loans, net of unearned income                                    1,801,483,000           1,732,986,000
         Less: Allowance for loan losses                                  (22,705,000)            (22,545,000)
                                                                       --------------          --------------
         Net loans                                                      1,778,778,000           1,710,441,000
     Bank premises and equipment                                           33,799,000              34,766,000
     Interest receivable                                                   12,876,000              13,793,000
     Other assets                                                          33,756,000              31,234,000
                                                                       --------------          --------------
                                          TOTAL ASSETS                 $2,299,270,000          $2,210,230,000
                                                                       ==============          ==============
LIABILITIES
     Domestic deposits
         Noninterest-bearing                                           $  252,205,000          $  252,627,000
         Interest-bearing                                               1,520,380,000           1,521,972,000
                                                                       --------------          --------------
                                        TOTAL DEPOSITS                  1,772,585,000           1,774,599,000
     Short-term borrowings
         Federal funds purchased                                           22,318,000              26,378,000
         Securities sold under agreements to repurchase                    76,187,000              55,789,000
     Federal Home Loan Bank borrowings                                    140,584,000              75,497,000
     Accrued expenses and other liabilities                                32,687,000              28,733,000
                                                                       --------------          --------------
                                     TOTAL LIABILITIES                  2,044,361,000           1,960,996,000

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value;
         Authorized-20,000,000 shares; issued and
         outstanding-15,295,135 at September  30, 1996
         and 15,295,275 at December 31, 1995, including
         139,745  and  140,520  shares in treasury at
         September 30, 1996 and  December 31, 1995,
         respectively                                                      38,238,000              38,238,000
     Surplus                                                               41,601,000              41,861,000
     Retained earnings                                                    178,453,000             171,256,000
     Net unrealized holding gain on securities
         available for sale, net of deferred tax                              230,000               1,409,000
     Treasury stock                                                        (3,613,000)             (3,530,000)
                                                                       --------------          --------------
                            TOTAL SHAREHOLDERS' EQUITY                    254,909,000             249,234,000
                                                                       --------------          --------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $2,299,270,000          $2,210,230,000
                                                                       ==============          ==============

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                           Three Months Ended               Nine Months Ended
                                                              September 30                    September 30
                                                     ----------------------------     --------------------------
                                                        1996             1995              1996          1995
                                                     -----------      -----------     ------------  ------------
INTEREST INCOME
     Interest and fees on loans                      $38,844,000     $35,831,000     $112,852,000  $106,151,000
     Interest on federal funds sold                        9,000          94,000           78,000       451,000
     Interest and dividends on securities:
         Taxable                                       5,166,000       4,547,000       13,388,000    14,069,000
         Exempt from federal taxes                       546,000         697,000        1,740,000     2,313,000
     Other interest income                                44,000         185,000          266,000       462,000
                                                     -----------     -----------     ------------   -----------

                  TOTAL INTEREST INCOME               44,609,000      41,354,000      128,324,000   123,446,000
                                                     -----------     -----------     ------------  ------------
INTEREST EXPENSE
     Interest on deposits                             15,921,000      16,001,000       47,464,000    45,948,000
     Interest on short-term borrowings                   970,000         964,000        2,795,000     2,817,000
     Interest on Federal Home Loan
      Bank borrowings                                  1,974,000         639,000        3,739,000     3,239,000
                                                     -----------      -----------    ------------  ------------

                 TOTAL INTEREST EXPENSE               18,865,000      17,604,000       53,998,000    52,004,000
                                                     -----------     -----------     ------------  ------------

                    NET INTEREST INCOME               25,744,000      23,750,000       74,326,000    71,442,000
PROVISION FOR POSSIBLE LOAN LOSSES                       600,000         680,000        2,160,000     1,735,000
                                                     -----------      -----------    ------------  ------------

    NET INTEREST INCOME AFTER PROVISION
               FOR POSSIBLE LOAN LOSSES               25,144,000      23,070,000       72,166,000    69,707,000
                                                     -----------     -----------     ------------  ------------
OTHER INCOME
     Trust department income                             793,000         662,000        2,367,000     2,235,000
     Other charges, commissions, and fees              2,898,000       2,582,000        8,334,000     7,399,000
     Other income                                        112,000         197,000          364,000       702,000
     Loss on sales of securities                         (50,000)                         (98,000)
     Gain/(loss) on sales of loans                       802,000         638,000       (1,103,000)      960,000
                                                     -----------     -----------     ------------  ------------

                     TOTAL OTHER INCOME                4,555,000       4,079,000        9,864,000    11,296,000
                                                     -----------     -----------     ------------  ------------
OTHER EXPENSES
     Salaries and employee benefits                    7,236,000       6,536,000       22,077,000    19,530,000
     Net occupancy expense                             1,440,000       1,486,000        4,501,000     4,258,000
     Other expense                                     7,864,000       5,560,000       22,966,000    18,465,000
                                                     -----------     -----------     ------------  ------------

                   TOTAL OTHER EXPENSES               16,540,000      13,582,000       49,544,000    42,253,000
                                                     -----------     -----------     ------------  ------------

             INCOME BEFORE INCOME TAXES               13,159,000      13,567,000       32,486,000    38,750,000

INCOME TAXES                                           1,936,000       4,866,000       11,910,000    13,436,000
                                                     -----------     -----------     ------------  ------------

                             NET INCOME              $11,223,000     $ 8,701,000     $ 20,576,000  $ 25,314,000
                                                     ===========     ===========     ============  ============

Earnings per common share                                  $0.74           $0.58            $1.35         $1.68
                                                     ===========     ===========     ============  ============

Dividends per share                                        $0.31           $0.29            $0.92         $0.87
                                                     ===========     ===========     ============  ============

Average outstanding shares                            15,229,497      15,071,576       15,227,962    15,048,569
                                                     ===========     ===========     ============  ============

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                     Nine Months Ended September 30, 1996
                          ----------------------------------------------------------------------------------------------------
                                                                                       Net
                                                                                    Unrealized
                                                                                     Holding
                                                                                      Gain/
                               Common Stock                                        (Loss) on
                          -------------------------                                 Securities                      Total
                                            Par                       Retained      Available     Treasury       Shareholders'
                            Shares         Value        Surplus       Earnings       for Sale       Stock           Equity
                          ----------    -----------   -----------   ------------    ----------   -----------     -------------
Balance at
  January 1, 1996         15,295,275    $38,238,000   $41,861,000   $171,256,000    $1,409,000   ($3,530,000)    $249,234,000

Net income                                                            20,576,000                                   20,576,000

Cash dividends
  ($.92 per share)                                                   (12,997,000)                                 (12,997,000)

Cash dividends of
  acquired banks                                                        (382,000)                                    (382,000)

Net change in
  unrealized gain
  on securities
  available for sale                                                                (1,179,000)                    (1,179,000)

Purchase of treasury
  stock                                                                                             (829,000)        (829,000)

Common stock options
  exercised                                              (257,000)                                   746,000          489,000

Fractional shares
  adjustment                    (140)                      (3,000)                                                     (3,000)
                          ----------    -----------   -----------   ------------    ----------   -----------     ------------

Balance at
  September 30, 1996      15,295,135    $38,238,000   $41,601,000   $178,453,000    $  230,000   ($3,613,000)    $254,909,000
                          ==========    ===========   ===========   ============    ==========   ===========     ============

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                               1996                 1995
                                                                           ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $ 55,556,000         $ 29,349,000

INVESTING ACTIVITIES
   Proceeds from maturities and calls of
      securities held to maturity                                            18,838,000           24,371,000
   Proceeds from sales of securities
      available for sale                                                     79,748,000
   Proceeds from maturities and calls of
      securities available for sale                                          67,619,000           39,941,000
   Purchases of securities available for sale                              (113,944,000)         (24,490,000)
   Purchases of securities held to maturity                                 (78,135,000)
   Proceeds from sales of loans                                                                   49,127,000
   Net purchase of bank premises and equipment                               (1,543,000)          (1,496,000)
   Net change in loans                                                      (98,276,000)         (57,221,000)
                                                                           ------------         ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (125,693,000)          30,232,000
                                                                           ------------         ------------

FINANCING ACTIVITIES
   Cash dividends paid                                                      (12,997,000)         (10,274,000)
   Cash dividends paid by acquired banks                                       (382,000)          (1,965,000)
   Acquisition of treasury stock                                               (829,000)            (974,000)
   Proceeds from exercise of stock options                                      489,000              536,000
   Proceeds from Federal Home Loan Bank advances                            264,092,000           71,136,000
   Repayment of Federal Home Loan Bank advances                            (199,005,000)        (160,130,000)
   Acquisition of fractional shares                                              (3,000)
   Changes in:
      Deposits                                                               (1,842,000)          28,681,000
      Federal funds purchased and securities
         sold under agreements to repurchase                                 16,338,000           20,342,000
                                                                           ------------         ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          65,861,000          (52,648,000)
                                                                           ------------         -------------

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                              (4,276,000)           6,933,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             98,977,000           95,022,000
                                                                           ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 94,701,000         $101,955,000
                                                                           ============         ============


See notes to consolidated unaudited financial statements.

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

Historically, United has not engaged in significant mortgage banking activities and did not generally originate or acquire loans for resale. However, with the merger of Eagle Bancorp, Inc. ("Eagle") and the formation of United Mortgage Company, Inc., and its wholly-owned subsidiary, United Home Lending Services, Inc., United has expanded mortgage banking activities. The business of United Home Lending Services, Inc. is the origination and acquisition of residential real estate loans for resale, the conducting of mortgage loan servicing activities for certain loans, and, generally, the activities commonly conducted by a mortgage banking company. Rights to service mortgage loans for others, whether those rights were acquired through purchase or through origination are recognized as separate assets upon subsequent sale of loans with servicing rights retained. United allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans, based on their relative fair values, if it is practicable to estimate those fair values. United periodically assesses capitalized servicing rights for impairment based on the fair value of those rights.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

Under the fair value method, compensation expense is measured based upon the estimated value of the award as of the grant date and is recognized over the service period. SFAS No. 123 provides companies with the option of accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," or applying the provisions of SFAS No. 123. United has decided to continue to apply the provisions of APB No. 25 to account for stock-based compensation. The disclosure requirements of SFAS No. 123 require entities applying APB Opinion No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The disclosure requirements of SFAS No. 123, which are not applicable to interim reporting, will be included in United's annual report to shareholders.

2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries, UBC Holding Company, Inc. ("UBC"), United Bank and United Venture Fund ("UVF"). UBC includes its wholly-owned subsidiary, United National

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Bank ("UNB"). On June 1, 1996, United commenced operations of a new wholly-owned subsidiary of UNB, United Mortgage Company, Inc. ("UMC") and its wholly-owned subsidiaries, United Home Lending Services, Inc. ("UHLSI") and United Mortgage Center, Inc. ("UMCI"). UHLSI will service loans and hold loans available for sale. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

                             United         Eagle         Combined
                        --------------  ------------  --------------
For the Three Months
 Ended March 31, 1996
 (Unaudited):
  Net interest income   $   20,886,000  $  3,663,000  $   24,549,000
  Net income                 7,504,000       584,000       8,088,000
  Earnings per share            $ 0.62        $ 0.21          $ 0.53
  Net loans              1,358,650,000   366,885,000   1,725,535,000
  Total assets           1,798,455,000   392,620,000   2,191,075,000
  Total deposits        $1,480,276,000  $304,159,000  $1,784,435,000

For the Year Ended
 December 31, 1995:
  Net interest income   $   81,690,000  $ 13,958,000  $   95,648,000
  Net income                28,079,000     4,738,000      32,817,000
  Earnings per share            $ 2.35        $ 1.74          $ 2.18
  Net loans              1,374,006,000   358,980,000   1,732,986,000
  Total assets           1,815,443,000   394,787,000   2,210,230,000
  Total deposits        $1,473,266,000  $301,333,000  $1,774,599,000

UNITED BANKSHARES, INC. AND SUBSIDIARIES

4.  SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale at September 30, 1996, by contractual maturity are as follows:

                                                            Estimated
                                              Amortized        Fair
                                                 Cost          Value
                                            ------------   ------------
     Due in one year or less                $ 61,960,000   $ 62,042,000
     Due after one year through five years    62,733,000     62,444,000
     Due after five years through ten years      472,000        480,000
     Due after ten years                      41,405,000     40,252,000
     Marketable equity securities              3,511,000      5,217,000
                                            ------------   ------------

         Total                              $170,081,000   $170,435,000
                                            ============   ============

The preceding table includes $26,344,000 of mortgage-backed securities at estimated fair value with an amortized cost of $27,224,000. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                    September 30, 1996
                                         ----------------------------------------------------------------------
                                                                Gross              Gross             Estimated
                                         Amortized           Unrealized         Unrealized             Fair
                                            Cost                Gains             Losses               Value
                                         ------------        -----------       ------------        ------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                           $120,483,000        $  382,000           $  601,000       $120,264,000
Mortgage-backed securities                 27,224,000            65,000              945,000         26,344,000
Marketable equity
  securities                                3,511,000         1,706,000                               5,217,000
Other                                      18,863,000             6,000              259,000         18,610,000
                                         ------------        ----------           ----------       ------------

Total                                    $170,081,000        $2,159,000           $1,805,000       $170,435,000
                                         ============        ==========           ==========       ============


At September 30, 1996, the cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $230,000, net of deferred income taxes.








NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

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
                                            ============   ============


The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                                    December 31, 1995
                                         ----------------------------------------------------------------------
                                                                Gross              Gross           Estimated
                                         Amortized           Unrealized         Unrealized           Fair
                                            Cost                Gains             Losses             Value
                                         -------------     -------------       -----------      ---------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                           $150,460,000        $1,438,000         $  341,000        $151,557,000
Mortgage-backed securities                 30,036,000           165,000             54,000          30,147,000
Marketable equity
  securities                                2,662,000         1,159,000                              3,821,000
Other                                      13,808,000            21,000            224,000          13,605,000
                                         ------------        ----------         ----------        ------------

Total                                    $196,966,000        $2,783,000         $  619,000        $199,130,000
                                         ============        ==========         ==========        ============


5.  SECURITIES HELD TO MATURITY

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                     September 30, 1996
                                         ----------------------------------------------------------------------
                                                                Gross              Gross           Estimated
                                         Amortized           Unrealized         Unrealized           Fair
                                            Cost                Gains             Losses             Value
                                         -------------     -------------       -----------      ---------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                           $ 78,007,000        $  195,000         $ 276,000         $ 77,926,000
State and political
  subdivisions                             37,138,000         1,250,000            79,000           38,309,000
Mortgage-backed securities                 57,906,000            48,000         1,405,000           56,549,000
Other                                       1,874,000                                                1,874,000
                                         ------------        ----------        ----------         ------------

Total                                    $174,925,000        $1,493,000        $1,760,000         $174,658,000
                                         ============        ==========        ==========         ============

UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                                  December 31, 1995
                                       ---------------------------------------------------------------------------
                                                                Gross              Gross           Estimated
                                         Amortized           Unrealized         Unrealized            Fair
                                            Cost                Gains             Losses              Value
                                       ---------------      -------------     --------------    ------------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                           $ 15,897,000         $   22,000        $  169,000        $ 15,750,000
State and political
  subdivisions                             43,324,000          2,124,000            33,000          45,415,000
Mortgage-backed securities                 56,416,000            348,000           617,000          56,147,000
Other                                       6,252,000             15,000                             6,267,000
                                         ------------         ----------        ----------        ------------

Total                                    $121,889,000         $2,509,000        $  819,000        $123,579,000
                                         ============         ==========        ==========        ============

The amortized cost and estimated fair value of securities held to maturity at September 30, 1996, and December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          September 30, 1996                 December 31, 1995
                                      ------------------------------     -------------------------------
                                                          Estimated                        Estimated
                                        Amortized           Fair           Amortized          Fair
                                           Cost             Value             Cost            Value
                                      -------------    -------------     -------------    --------------
  Due in one year or less             $ 11,282,000      $ 11,292,000      $ 11,603,000     $ 11,697,000
  Due after one year
     through five years                 60,941,000        60,565,000        56,320,000       56,688,000
  Due after five years
     through ten years                  78,408,000        78,717,000        27,568,000       28,356,000
  Due after ten years                   24,294,000        24,084,000        26,398,000       26,838,000
                                      ------------      ------------      ------------     ------------

         Total                        $174,925,000      $174,658,000      $121,889,000     $123,579,000
                                      ============      ============      ============     ============


Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $200,981,000 and $176,855,000 at September 30, 1996 and December 31, 1995, respectively.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

6.  NONPERFORMING LOANS


    Nonperforming loans are summarized as follows:

                                      September 30  December 31
                                          1996         1995
                                      ------------  -----------
                                            (in thousands)
    Loans past due 90 days or more
      and still accruing interest         $ 5,310      $ 4,692
    Nonaccrual loans                        4,691        6,298
                                          -------      -------

    Total nonperforming loans             $10,001      $10,990
                                          =======      =======

7.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for possible loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for possible loan losses for the periods presented is summarized as follows:

                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                         ------------------------          ----------------------
                                           1996             1995             1996           1995
                                         -------          -------          -------         ------
                                                              (in thousands)
Balance at beginning of
  period                                 $22,723          $22,509          $22,545         $22,304
Provision charged to expense                 600              680            2,160           1,735
                                         -------          -------          -------         -------
                                          23,323           23,189           24,705          24,039

Loans charged-off                           (695)            (773)          (2,476)         (1,934)
Less recoveries                               77              112              476             423
                                         -------          -------          -------         -------

Net Charge-offs                             (618)            (661)          (2,000)         (1,511)
                                         -------          -------          -------        --------

Balance at end of period                 $22,705          $22,528          $22,705         $22,528
                                         =======          =======          =======         =======


The average recorded investment in impaired loans during the quarter ended September 30, 1996 and for the year ended December 31, 1995 was approximately $9,330,000 and $9,545,000, respectively. For the quarters ended September 30, 1996 and 1995, United recognized interest income on the impaired loans of approximately $349,000 and $144,000, respectively, and $$578,000 and $465,000 for the nine months ended September 30, 1996 and 1995, respectively, substantially all of which was recognized using the accrual method of income recognition.

At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,163,000 (of

UNITED BANKSHARES, INC. AND SUBSIDIARIES

which $4,691,000 were on a nonaccrual basis). Included in this amount is $4,773,000 of impaired loans for which the related allowance for possible loan losses is $1,353,000 and $5,390,000 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $514,000 and $275,000 for the quarters ended September 30, 1996 and 1995, respectively and $1,141,000 and $838,000 for the nine months ended September 30, 1996 and 1995, respectively.

United had commercial real estate loans, including owner occupied, income producing real estate and land development loans, of approximately $347,689,000 and $334,791,000 as of September 30, 1996 and December 31, 1995, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for possible loan losses.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

United has outstanding commitments which include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding standby letters of credit amounted to approximately $18,246,000 and $17,047,000 at September 30, 1996 and December 31, 1995, respectively.

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

9.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 1996, and September 30, 1995, with the interest rate earned or paid on such amount.

                                                   Three Months Ended                   Three Months Ended
                                                       September 30                        September 30
                                                           1996                                1995
                                           -------------------------------        -----------------------------
(Dollars in                                Average                    Avg.        Average                  Avg.
 Thousands)                                Balance        Interest    Rate        Balance      Interest    Rate
ASSETS
Earning Assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                            $    3,731     $    53     5.65%       $   15,779   $   258     6.49%
  Investment Securities:
    Taxable                                   309,680       5,166     6.64%          291,883     4,558     6.25%
    Tax-exempt (1)                             37,344         840     9.00%           44,159     1,087     9.85%
                                           ----------     -------    ------       ----------   -------    ------
              Total Securities                347,024       6,006     6.92%          336,042     5,645     6.72%
  Loans, net of unearned
    income (1) (2)                          1,820,267      39,135     8.55%        1,656,971    36,141     8.65%
  Allowance for possible loan
    losses                                    (22,702)                               (22,364)
                                           ----------                             ----------
  Net loans                                 1,797,565                 8.66%        1,634,607               8.77%
                                           ----------     -------    ------       ----------   -------    ------
Total earning assets                        2,148,320     $45,194     8.38%        1,986,428   $42,044     8.41%
                                                          -------    ------                    -------    ------
Other assets                                  175,834                                147,190
                                           ----------                             ----------
                  TOTAL ASSETS             $2,324,154                             $2,133,618
                                           ==========                             ==========
LIABILITIES
Interest-Bearing Funds:
  Interest-bearing deposits                $1,522,991     $15,921     4.16%       $1,505,774   $16,001     4.22%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowing                 84,972         970     4.54%           84,310       964     4.55%
  FHLB advances                               143,228       1,974     5.48%           46,042       639     5.48%
                                           ----------     -------    ------       ----------   -------    ------
Total Interest-Bearing Funds                1,751,191      18,865     4.29%        1,636,126    17,604     4.27%
                                                          -------    ------                    -------    ------
  Demand deposits                             276,997                                230,931
  Accrued expenses and other
    liabilities                                42,006                                 27,560
                                           ----------                             ----------
           TOTAL LIABILITIES                2,070,194                              1,894,617
Shareholders' Equity                          253,960                                239,001
                                           ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $2,324,154                             $2,133,618
                                           ==========                             ==========
NET INTEREST INCOME                                       $26,329                              $24,440
                                                          =======                              =======
INTEREST SPREAD                                                       4.09%                                4.14%
NET INTEREST MARGIN                                                   4.88%                                4.89%

         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 1996, and September 30, 1995, with the interest rate earned or paid on such amount.

                                                  Nine Months Ended                     Nine Months Ended
                                                     September 30                          September 30
                                                          1996                                 1995
                                           -------------------------------        -----------------------------
(Dollars in                                Average                    Avg.        Average                   Avg.
 Thousands)                                Balance        Interest    Rate        Balance      Interest     Rate
ASSETS
Earning Assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                            $    8,796     $    344    5.22%       $   17,174   $    839    6.53%
  Investment Securities:
    Taxable                                   284,133       13,388    6.28%          303,117     14,115    6.21%
    Tax-exempt (1)                             38,935        2,677    9.17%           48,475      3,604    9.91%
                                           ----------     --------   ------       ----------   --------   ------
              Total Securities                323,068       16,065    6.63%          351,592     17,719    6.72%
  Loans, net of unearned
    income (1) (2)                          1,772,053      113,764    8.58%        1,659,713    107,073    8.63%
  Allowance for possible loan
    losses                                    (22,709)                               (22,502)
                                           ----------                             ----------
  Net loans                                 1,749,344                 8.69%        1,637,211               8.74%
                                           ----------     --------   ------       ----------   --------   ------
Total earning assets                        2,081,208     $130,173    8.35%        2,005,977   $125,631    8.37%
                                                          --------   ------                    --------   ------
Other assets                                  160,537                                147,304
                                           ----------                             ----------
                  TOTAL ASSETS             $2,241,745                             $2,153,281
                                           ==========                             ==========
LIABILITIES
Interest-Bearing Funds:
  Interest-bearing deposits                $1,535,726     $ 47,464    4.13%       $1,507,371   $ 45,948    4.08%
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowing                 84,485        2,795    4.42%           81,897      2,817    4.62%
  FHLB advances                                91,133        3,739    5.48%           70,080      3,239    6.15%
                                           ----------      -------   ------       ----------    -------   ------
Total Interest-Bearing Funds                1,711,344       53,998    4.21%        1,659,348     52,004    4.19%
                                                           -------   ------                     -------   ------
  Demand deposits                             244,228                                232,525
  Accrued expenses and other
    liabilities                                32,710                                 27,531
                                           ----------                             ----------
           TOTAL LIABILITIES                1,988,282                              1,919,404
Shareholders' Equity                          253,463                                233,877
                                           ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $2,241,745                             $2,153,281
                                           ==========                             ==========
NET INTEREST INCOME                                        $76,175                              $73,627
                                                           =======                              =======
INTEREST SPREAD                                                       4.14%                                4.18%
NET INTEREST MARGIN                                                   4.89%                                4.90%

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

United Bankshares, Inc. ("United") is a multi-bank holding company. United's wholly-owned banking subsidiaries include UBC Holding Company, Inc. ("UBC") and United Bank. UBC includes its wholly-owned subsidiary, United National Bank ("UNB"), and its wholly- owned subsidiary, United Mortgage Company, Inc. ("UMC") and its wholly-owned subsidiaries, United Mortgage Center, Inc. ("UMCI") and United Home Lending Services, Inc. ("UHLSI"). United also owns all of the stock of United Venture Fund, Inc. ("UVF"). UVF is a West Virginia Capital Company formed to make loans and equity investments in qualified companies under the West Virginia Capital Company Act and to promote economic welfare and development in the State of West Virginia.

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

EARNINGS SUMMARY

Net income for the third quarter of 1996 was $11.22 million or $0.74 per share compared to $8.70 million or $0.58 per share for the third quarter of 1995. This represents a 28.99% increase in net income and a 27.59% increase in earnings per share. Net income per share for the first nine months of 1996 was $1.35 per share, or a 19.64% decrease from the $1.68 for the first nine months of 1995. Net income for the first nine months of 1996 was $20.58 million, which is a 18.72% decrease from the $25.31 million earned in the same period last year. United's annualized return on average assets was 1.23% and return on average shareholders' equity was 10.85% as compared 1.57% and 14.47% for 1995, respectively.

In the second quarter of 1996, United recorded additional income tax expense of $3,086,000 due to the recapture of Eagle's bad debt expense into taxable income. However, as a result of legislation enacted during the third quarter of 1996, United was relieved of the $3,086,000 of additional income tax expense that was recorded in the second quarter that related to the bad debt recapture. Also, United recorded $2,441,000 of additional deposit insurance expense in the third quarter of 1996 as a result of the Savings Association Insurance Fund ("SAIF") recapitalization legislation which requires a one-time 65.7 basis point assessment to be paid on the SAIF assessable deposit base that United acquired from Eagle.

United has strong core earnings driven by a net interest margin of 4.89% for the first nine months of 1996. Net interest income increased $2,884,000 or 4.04% for the first nine months of 1996 as compared to the same period for 1995. The provision for possible loan losses increased $425,000 or 24.50% when comparing the first nine months of 1996 to the first nine months of 1995. The additional loan loss provision was to conform the allowance for loan losses on Eagle's loan portfolio with United's loan valuation policies. Noninterest income, including losses on sales of securities and loans held for sale, decreased 12.68% for the first nine months of 1996 when compared to the first nine months of 1995. This overall decrease in noninterest income is primarily attributed to the approximate $2,000,000 write down to estimated fair value of loans held for sale at June 30, 1996. Noninterest expenses increased $7,291,000 or 17.26% for the first nine months compared to the same period in 1995. This increase was due to the restructuring and merger related charges recorded in the second quarter and the additional third quarter deposit insurance expense as a result of the SAIF recapitalization legislation. However, exclusive of the approximate $6,845,000 of merger, nonrecurring and restructuring charges incurred through the third quarter of 1996, noninterest expenses have increased only $446,000 or 1.06%. Additionally, the added expenses of a purchase accounting acquisition included in the first nine months of 1996, but not in the first nine months of 1995, have contributed to the overall increase in noninterest expense. Income taxes were lower for the first nine months than for the same period of 1995 due to lower pretax earnings.

The following discussion explains in more detail the results of operations and changes in financial position by major category.

NET INTEREST INCOME

Net interest income increased in the third quarter and first nine months of 1996, when compared to the same periods of 1995. The net interest margin continues as the main factor in United's core profitability momentum. Net interest income before the provision for possible loan losses increased $1,994,000 or 8.40% and $2,884,000 or 4.04% for the third quarter and first nine months of

1996 as compared to the same periods of 1995. The increases were largely due to United's strong, stable net interest margin with higher average volumes of interest-earning assets. Specifically, higher average volumes of loans for the first nine months and especially for the third quarter have helped United maintain a strong net interest margin. United's tax-equivalent net interest margin of 4.88% for the third quarter of 1996 and 4.89% for the first nine months of 1996 remained nearly constant to the 4.89% and 4.90% for the third quarter and first nine months of 1995, respectively.

PROVISION FOR POSSIBLE LOAN LOSSES

For the quarters ended September 30, 1996 and 1995, the provision for possible loan losses was $600,000 and $680,000, respectively, while the first nine months provision was $2,160,000 for 1996 as compared to $1,735,000 for 1995. The increase in provision for the first nine months of 1996 was to conform the allowance for possible loan losses on Eagle's loan portfolio with United's loan valuation policies. The allowance for possible loan losses as a percentage of loans, net of unearned income, approximated 1.26% at September 30, 1996, 1.30% at December 31, 1995, and 1.36% at September 30, 1995. Charge-offs exceeded recoveries during the third quarter of 1996 and 1995 and resulted in net charge-offs of $618,000 and $661,000, respectively. The first nine months of 1996 charge-offs exceeded recoveries by $2,000,000 as compared to $1,511,000 for the first nine months of 1995. Note 7 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for possible loan losses. Loans, net of unearned income, increased by $68,477,000 or 3.95% as compared to year-end 1995.

Credit  quality is another  major  factor in  United's  profitability.  United's
continued   excellent   credit   quality  is  evidenced  by  the  low  level  of
nonperforming assets at the end of the third quarter of 1996. Nonperforming loans were $10,001,000 at September 30, 1996 compared to $10,990,000 at year-end 1995. Nonperforming loans, as a percentage of loans, net of unearned income, decreased from 0.63% to 0.56% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $618,000 or 13.17% during the first nine months of 1996; while nonaccrual loans decreased $1,607,000 or 25.52% since year-end 1995. Total nonperforming assets of $11,879,000, including OREO of $1,878,000 at September 30, 1996, represented 0.52% of total assets at the end of the third quarter.

As of September 30, 1996, the ratio of the allowance for possible loan losses to nonperforming loans was 227.0% as compared to 205.1% as of December 31, 1995.
Accordingly, management believes that the allowance for loan losses of $22,705,000 as of September 30, 1996, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income decreased $1,432,000 or 12.68% for the first nine months of 1996 while the third quarter of 1996 when compared to the third quarter of 1995 showed an improvement of $476,000 or 11.67%. The decrease in noninterest income for the first nine months of 1996 was primarily the result of the approximate $2,000,000 write down to estimated fair value of loans held for sale at June 30, 1996. Excluding gains and losses on sales of securities and loans held for sale, noninterest income increased $729,000 or 7.05% and $362,000 or 10.52% for the first nine months and the third quarter of 1996, respectively..

The overall decrease in noninterest income was partially offset in the areas of fees from customer accounts for which a fee is charged. Other customer charges increased by $935,000 or 12.64% for the first nine months and $316,000 or 12.24% for the third quarter due to increased return check charges and bankcard fees.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for possible loan losses, and income taxes. Other expenses increased $2,958,000 or 21.78% and $7,291,000 or 17.26% for the third quarter and nine months ending September 30, 1996 as compared to the same periods in 1995. These increases were primarily due to the restructuring and merger related charges recorded in the first and second quarters and the additional third quarter deposit insurance expense as a result of the SAIF recapitalization legislation.

Total salaries and benefits increased by 10.71% or $700,000 and 13.04% or $2,547,000, for the third quarter and first nine months of 1996, respectively, when compared to the same periods of 1995. Nearly all of the increase for the quarter and first nine months was attributable to severance and benefit pay of displaced Eagle executive officers, employment contracts, and employees at locations where United consolidated certain branches.

In addition, net occupancy expense for the first nine months of 1996 increased by $243,000 or 5.71% when compared to the first nine months of 1995. However, net occupancy expense decreased $46,000 or 3.10% for the third quarter of 1996 when compared to the third quarter of 1995. The overall changes in net occupancy expense for the quarter and first nine months of 1996 are insignificant with no material increase or decrease in any one expense category.

Other expenses increased $2,304,000 or 41.44% and $4,501,000 or 24.38% for the third quarter and first nine months of 1996, respectively, as compared to the same periods of 1995. The increase in other expenses for the quarter related primarily to the additional deposit insurance expense as a result of the SAIF recapitalization legislation. The increase in other expenses for the first nine months was attributable to higher deposit insurance expense, advertising, consulting and legal expense, losses on sales and write-downs of assets, EDP fees, office supplies, and goodwill amortization. Included in these increased costs were $1,483,000 of one-time restructuring charges which relate to United's plan to reduce operating costs, increase revenues, and improve efficiency and productivity to strengthen United's competitiveness. Additionally, the added expenses of a purchase accounting acquisition included in the first nine months of 1996, but not in the first nine months of 1995, have contributed to the overall increase in noninterest expense.

INCOME TAXES

Income tax expense for the three months ended September 30, 1996 and 1995 was $1,936,000 and $4,866,000, respectively. Income tax expense for the nine months ended September 30, 1996 and 1995 was $11,910,000 and $13,436,000, respectively. The decrease of $2,930,000 or 60.21% for the third quarter was the result of the passage of recent legislation during the third quarter of 1996, which relieved United of $3,086,000 of additional income tax expense recorded in the second quarter that related to bad debt recapture associated with the Eagle Bancorp, Inc. merger. The $1,526,000 or 11.36% decrease in income tax expense for the first nine months was the result of decreased pretax income. United's effective tax rate, excluding the reversal of the bad debt reserve recapture, was 38.16% for the third quarter of 1996 compared to 35.87% for the third quarter of 1995. The effective tax rate for the first nine months of 1996 was 36.66% as compared to 34.67% for the first nine months of 1995.

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

The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "gap". A primary objective of Asset/Liability Management is managing interest rate risk. At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. As shown in the interest rate sensitivity gap table contained herein, United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was less liability sensitive in the one year horizon in the amount of $(12,060,000) or -0.56% of the cumulative gap to related total earning assets. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime-linked loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. At September 30, 1996, United had $140,584,000 in FHLB advances.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


     The following table shows the interest rate sensitivity GAP as of September 30, 1996:

Interest Rate Sensitivity Gap
                                          Days
                           ----------------------------------    Total          1-5       Over 5
                              0 - 90     91 - 180   181 - 365   One Year       Years       Years      Total
                           ----------- -----------  ---------  ----------   ---------- -----------  ---------
                                                             (In Thousands)
ASSETS
Interest-Earning Assets:
  Investment and Marketable
     Equity Securities:
       Taxable             $   58,818   $  13,705  $  13,594   $   86,117    $ 103,078    $119,027   $  308,222
       Tax-exempt               2,488       2,262      2,608        7,358       14,412      15,368       37,138
  Loans, net of unearned
     income                   532,200     119,780    227,475      879,455      543,441     378,587    1,801,483
                            ---------   ---------  ---------    ----------   ---------    ---------  -----------

Total Interest-Earning
  Assets                   $  593,506   $ 135,747  $ 243,677   $  972,930    $ 660,931    $512,982   $2,146,843
                            =========    ========   ========    =========    =========    ========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts               $  695,798                          $  695,798                            $  695,798
  Time deposits of
    $100,000 & over            40,917   $  30,079  $  32,318      103,314    $  29,235    $    240      132,789
  Other time deposits         188,802     141,621    170,757      501,180      172,597      18,016      691,793
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                  98,505                              98,505                                98,505
  FHLB advances               115,000                             115,000       25,584                  140,584
                            ---------   ---------  ---------   ----------    ---------    ---------   ---------
Total Interest-Bearing
  Funds                    $1,139,022   $ 171,700  $ 203,075   $1,513,797    $ 227,416    $ 18,256   $1,759,469
                           ==========   =========  =========   ==========    =========    ========   ==========

Interest Sensitivity Gap   $ (545,516)  $ (35,953) $  40,602   $ (540,867)   $ 433,515    $494,726   $  387,374
                           ==========   =========  =========   ===========   =========    ========   ==========

Cumulative Gap             $ (545,516)  $(581,469) $(540,867)  $ (540,867)   $(107,352)   $387,374   $  387,374
                           ==========   =========  =========   ===========   =========    ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets               -25.41%     -27.08%    -25.19%      -25.19%       -5.00%      18.04%       18.04%

Management
  Adjustments                 661,008     (44,089)   (88,112)     528,807     (528,807)                       0
Off-Balance
  Sheet Activities            (50,000)     50,000                       0                                     0
                            ---------   ---------  ---------    ----------   ---------    ---------  ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities               $   65,492   $  35,450  $ (12,060)  $  (12,060)   $(107,352)   $387,374   $  387,374
                           =========== ==========  =========   ===========   =========    ========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                 3.05%       1.65%     -0.56%       -0.56%       -5.00%      18.04%       18.04%

UNITED BANKSHARES, INC. AND SUBSIDIARIES


     The following table shows the interest rate sensitivity GAP as of December 31, 1995:

Interest Rate Sensitivity Gap
                                          Days
                           ----------------------------------    Total          1-5       Over 5
                              0 - 90     91 - 180   181 - 365   One Year       Years       Years      Total
                           ----------- -----------  ---------  ----------   ---------- -----------  ---------
                                                             (In Thousands)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments        $    13,113                         $   13,113                          $   13,113
  Investment and Marketable
     Equity Securities:
       Taxable                   39,736  $  34,112  $  55,174      129,022   $  96,461  $  52,212      277,695
       Tax-exempt                 3,462      2,546      2,919        8,927      14,803     19,594       43,324
  Loans, net of unearned
     income                     534,165     88,129    162,399      784,693     559,942    388,351    1,732,986
                            -----------  ---------  ---------   ----------   ---------  ---------   ----------
Total Interest-Earning
  Assets                    $   590,476  $ 124,787  $ 220,492   $  935,755   $ 671,206  $ 460,157   $2,067,118
                            ===========  =========  =========   ==========   =========  =========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                $   675,629                         $  675,629                          $  675,629
  Time deposits of
    $100,000 & over              56,474  $  24,605  $  25,335      106,414   $  26,068                 132,482
  Other time deposits           185,538    129,738    158,089      473,365     216,999  $  23,497      713,861
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                    82,167                             82,167                              82,167
  FHLB advances                  74,915         15         30       74,960         239        298       75,497
                            -----------  ---------  ---------   ----------   ---------  ---------   ----------
Total Interest-Bearing
  Funds                     $ 1,074,723  $ 154,358  $ 183,454   $1,412,535   $ 243,306  $  23,795   $1,679,636
                            ===========  =========  =========   ==========   =========  =========   ==========
Interest Sensitivity Gap    $  (484,247) $ (29,571) $  37,038   $ (476,780)  $ 427,900  $ 437,309   $  387,482
                            ===========  =========  =========   ==========   =========  =========   ==========
Cumulative Gap              $  (484,247) $(513,818) $(476,780)  $ (476,780)  $ (48,880) $ 387,482   $  387,482
                            ===========  =========  =========   ==========   =========  =========   ==========
Cumulative Gap as
  a Percentage of Total
  Earning Assets                 -23.43%    -24.86%    -23.06%      -23.06%      -2.36%     18.75%       18.75%

Management
  Adjustments                   564,955    (37,664)   (75,327)     451,964    (451,964)                      0
Off-Balance
  Sheet Activities              (50,000)                           (50,000)     50,000                       0
                            -----------  ---------  ---------   ----------   ---------  ---------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                $    30,708  $ (36,527) $ (74,816)  $  (74,816)  $ (48,880) $ 387,482   $  387,482
                            ===========  =========  =========   ==========   =========  =========   ==========
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                   1.49%     -1.77%     -3.62%       -3.62%      -2.36%      18.75%      18.75%

Additionally, United uses certain off-balance-sheet instruments known as interest rate swaps, to further aid in interest rate risk management. The use of interest rate swaps is a cost-effective means of synthetically altering the repricing structure of balance sheet items. At September 30, 1996, the total notional amount of the interest rate swap in effect was $50 million. The current maturity of the swap portfolio is four months. During the nine month period ended September 30, 1996, interest rate swaps reduced net interest income by $391,000 as compared to a decrease of $596,000 for the same period in 1995.

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

For the nine months ended September 30, 1996, United generated $55,556,000 of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $125,693,000 was used in investing activities which was primarily due to $98,276,000 of net loan originations and $25,874,00 of net purchases of securities. During the first nine months of 1996, net cash of $65,861,000 was provided by financing activities, primarily due to additional net borrowings of $65,087,000 of FHLB advances and an increase in other short-term borrowings of $16,338,000. The increases in FHLB advances and other short-term borrowings were used to offset a $1,842,000 decrease in deposits, fund net purchases of securities and net loan originations, including originations of loans held for sale. The net effect of this activity was a decrease in cash and cash equivalents of $4,276,000 for the first nine months of 1996.

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

Total shareholders' equity increased $5,675,000 to $254,909,000, which is an increase of 2.28% from December 31, 1995. United's equity to assets ratio was 11.09% at September 30, 1996 and 11.28% at December 31, 1995. Capital and reserves to total assets decreased from 12.28% at December 31, 1995, to 12.15% at September 30, 1996.

The dividends of $0.31 per common share for the third quarter of 1996 and $0.92 for the nine month period ended September 30, 1996 represent an increase of 6.90% and 5.75% over the $.29 paid for third quarter of 1995 and $0.87 paid for the first nine months of 1995. Total cash dividends paid were $4,697,000 for the third quarter and $12,997,000 for the first nine months of 1996, an increase of 37.18% and 26.50% over the comparable periods of 1995.

United seeks to maintain a proper relationship between capital and total assets in order to support growth and sustain earnings. United's average equity to average asset ratio was 11.31% at September 30, 1996 and 10.86% at September 30, 1995. United's risk-based capital ratios of 16.58% at September 30, 1996 and 16.80% at December 31, 1995, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 15.32% and 10.59%, respectively, at September 30, 1996, are also well above regulatory minimum requirements.