Form 10-K
period 1996-12-31
UNITED BANKSHARES INC/WV
filed 1997-03-31
CIK 729986

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996
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

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 28, 1997 was approximately $382,124,000.

     As of February 28, 1997, United Bankshares, Inc. had 15,016,035 shares of common stock outstanding with a par value of $2.50.

                      Documents Incorporated By Reference

1. Annual Report to Shareholders for the fiscal year ended December 31, 1996, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K.

2. Definitive Proxy Statement dated April 11, 1997 for the 1997 Annual Shareholders' Meeting to be held on May 19, 1997, portions of which are incorporated by reference in in Part III of this Form 10-K.

Page 1 of 109  pages.   Index to Exhibits is on page   32  .
         -----                                       ------

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)

As of the date of filing this Annual Report, neither the annual shareholders' report for the year ended December 31, 1996, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX



Part I                                                           Page
---------                                                       -----

Item 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . 4

Item 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 15

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . 15


Part II
-------

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . 16

Item 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . 20

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . 30

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . 30

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)


CROSS-REFERENCE INDEX - CONTINUED


Part III                                                           Page
----------                                                         ----


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  31

Item 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .  31

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .  31

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .  31


Part VI
-------

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .  32

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

    Since that time UNB has acquired through merger or consolidation the following banks: Heritage Bancorp, Inc. (a holding company); First National Bank of Ripley; Kanawha Banking and Trust Company; Ohio Valley National Bank; Elk National Bank; Montgomery National Bank, the sole subsidiary of Liberty Bancshares Inc., a bank holding company; First Bank of Ceredo, the bank subsidiary of Financial Future Corporation, a bank holding company; CB&T Westover Bank; the Star City Branch of Community Bank & Trust, N. A.; and First Empire Federal Savings & Loan Association, the sole subsidiary of Eagle Bancorp, Inc., a bank holding company.

    On June 30, 1996 United formed United Mortgage Company, Inc., a wholly-owned subsidiary of UNB, with its wholly-owned subsidiaries United Mortgage Center, Inc. and United Home Lending Services, Inc. The business of United Mortgage Company, Inc. and its subsidiaries is the origination of residential real estate loans for resale, the conducting of mortgage loan servicing activities for certain loans, and generally the activities commonly conducted by a mortgage banking company.

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

    United National Bank-South ("UNB-S"), was formed on November 1, 1992, as a part of United's acquisition of Summit Holding Corporation and its lead bank, Raleigh County National Bank. On January 27, 1996, UNB-S was merged into and became a part of UNB. Offices of UNB-S became branch offices of UNB.

    In December 1996, United Brokerage Services, Inc., a wholly-owned subsidiary of UNB began operations. United Brokerage Services, Inc. is a fully-disclosed broker/dealer and is a registered Investment Advisor with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

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

Offices
-------

    The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia.

    The main office of UNB is located at 514 Market Street, Parkersburg, West Virginia. United's corporate offices and UNB's executive offices are also located in Parkersburg at Fifth and Avery Streets. Currently, all of UNB's offices are located in West Virginia. UNB operates three branches in the Parkersburg area, seven branches in the Charleston area, three branches in the Morgantown area, two branches in Vienna, four branches in the Montgomery area, two branches in Ripley, four branches in the Huntington area, four branches in the Beckley area, five offices in the central region of West Virginia, one office in the Danville area, three offices in the Logan area. UNB owns all of these facilities except for two in the Parkersburg area, three in the Charleston area, two in the Beckley area and one in Summersville, all of which are leased under operating leases. UNB also owns and operates five branches throughout West Virginia's northern panhandle. The main facility of UNB's Wheeling office is leased from Ogden Newspapers, Inc. UNB also operates five branch facilities in central West Virginia. UNB owns all five of these offices. Additionally, UNB operates six loan production offices located in Beckley, Bridgeport, Charleston, Martinsburg, Parkersburg, and Teays Valley, West Virginia.

    United Bank conducts business from an office located at 3801 Wilson Boulevard, Arlington, Virginia with a branch office at 1301 Beverly Road, McLean, Virginia under a lease agreement.

Employees
---------

    As of December 31, 1996 United and its subsidiaries had approximately 893 full-time equivalent employees and officers. None of these employees is represented by a collective bargaining unit, and management considers employee relations to be excellent.

Business of United
------------------

    As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United's present business is the operation of its bank subsidiaries. As of December 31, 1996, United's consolidated assets approximated $2,326,877,000 and total shareholders' equity approximated $258,514,000.

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

    UNB also maintains a trust department which acts as trustee under wills, trust and pension and profit sharing plans, as executors and administrators of estates, and as guardians for estates of minors and incompetents, and in addition performs a variety of investment and security services. UNB trust services are available to customers of affiliate banks. UNB provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

    UNB is member of a regional network of automated teller machines known as the MAC ATM network while United Bank participates in the MOST network. Through MAC and MOST, all of United's subsidiary banks are participants in a network known as Cirrus which provides banking on a nationwide basis.

Lending Activities
------------------

    United's total loan portfolio, net of unearned income, increased $114,619,000, or 6.6%, to $1,847,605,000, in 1996 and is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and real estate loans increased $29,962,000 or 13.7% and $92,307,000 or 7.2%, respectively, while consumer loans, net of unearned income, increased $2,350,000 or 1.1%.

Commercial Loans
----------------

    The commercial loan portfolio consists of loans to corporate borrowers in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Coal mining companies make up an insignificant portion of loans in the portfolio. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive review and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval with ongoing updates of the loan portfolio.

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

Underwriting Standards
----------------------

    United's loan underwriting guidelines and standards are updated periodically and are presented for approval by each of the respective Boards of Directors of its subsidiary banks. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United's primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application. A loan officer may grant and justify a loan with slight variances from the underwriting guidelines and standards. However, the loan officer may not exceed their respective lending authority without obtaining the prior, proper approval from a superior, a regional supervisor, or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Loan Origination and Processing
-------------------------------

    United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. United with the formation of United Home Lending Service, Inc. has entered the mortgage banking business. As of December 31, 1996, the balance of mortgage loans being serviced by United for others was $137,057,000.

Secondary Markets
-----------------

    Historically, United had not been in the business of selling or purchasing loans and had not originated loans with the intent to sell them in the secondary market. During 1996, with the acquisition of

Eagle Bancorp, Inc. and the formation of United Mortgage Company, Inc., During 1996, United originated $26,157,000 of real estate loans for sale in the secondary market, designated $38,611,000 of existing real estate loans as held for sale, and sold $63,631,000 of loans designated as held for sale in the secondary market.

The principal sources of revenue from United's mortgage banking business are:
(i) loan origination fees; (ii) gains or losses from the sale of loans, if any;
(iii) interest earned on mortgage loans during the period that they are held by United pending sale; (iv) loan servicing fees; and (v) gain or loss on the close out of the hedge instrument used to offset the risk that changes in interest rate may have on the value of United's mortgage loan inventory.

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

    Sources of funds for investment activities include "core deposits". Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase and FHLB borrowings. Repurchase agreements represent funds which are generally obtained as the result of a competitive bidding process.

    United's investment portfolio remains comprised largely of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an "A" rating.

    During 1996, United realized net losses of $98,000 from sales in the securities available for sale portfolio. The sales of these securities occurred as United adjusted the securities available for sale portfolio, including those acquired in the Eagle Bancorp, Inc. merger, in order to increase interest income without extending the duration of the portfolio. The proceeds from these sales were reinvested in similar securities yielding a higher rate of return. There were no securities sales in 1995.

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

    At December 31, 1996, the total notional amount of the interest rate swap in effect was only $50 million. The swap matured in February 1997. During 1996, the interest rate swap reduced net interest income by $526,000. This impact was offset by higher net interest revenue generated by the on-balance sheet instruments hedged by the interest rate swap and produced a higher rate of return and net interest margin. United did not have interest rate swaps prior to 1994. For further details, see Interest Rate Sensitivity and the related Interest Rate Sensitivity Gap in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

    Additionally, United enters into hedging transactions to offset the risk that a change in interest rates will result in a decrease in the value of United's current mortgage loan inventory or its commitments to originate mortgage loans (the "pipeline"). The pipeline is analyzed on a loan-by-loan basis to estimate the exposure to loss based on the market price, commitment price and time to expiration. The risk of loss is then matched with the appropriate hedge vehicle. United primarily utilizes forward contracts for the delivery of mortgage-backed securities as hedge vehicles. United's policies generally require that it hedge substantially all of its inventory of conforming and government loans and the maximum portion of its pipeline that may close.
The mortgage-backed securities that are to be delivered under these contracts are fixed or adjustable-rate, corresponding with the composition of United's inventory and pipeline. The correlation between the price performance of the hedge vehicles and the inventory being hedged is very high due to the similarity of the asset and the related hedge vehicle. At December 31, 1996, United had open commitments amounting to approximately $6,000,000 to sell mortgage-backed securities with varying settlement dates generally not extending beyond March 1997. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory, net of gains or losses of associated hedge positions.

Operating Subsidiaries
----------------------

    During 1996, UNB chartered two operating subsidiaries, United Brokerage Services, Inc. and United Mortgage Company, Inc.

    United Brokerage Services, Inc. is a fully-disclosed broker/dealer and a registered Investment Advisor with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

    United Mortgage Company, Inc. was formed in connection with the merger of Eagle Bancorp, Inc. ("Eagle") with and into United and the related merger of First Empire Federal Savings and Loan Association ("First Empire") with and into UNB. In accordance with the merger agreement, UNB requested and received regulatory approval to form and operate United Mortgage Company, Inc. The business of United Mortgage Company, Inc. will be the origination and acquisition of residential real estate loans for resale, the conducting of mortgage loan servicing activities for certain loans, and generally the activities commonly conducted by a mortgage banking company.

Competition
-----------

    United faces a high degree of competition in nearly all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Hancock, Ohio, Marshall, Gilmer, Lewis, Webster, Boone, Logan, Nicholas, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; and Arlington and Fairfax Counties in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to West Virginia's eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United's markets are the Parkersburg Metropolitan Statistical Area
(MSA), the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. These represent the five largest West Virginia MSA's. United considers the above counties and MSA's to be the primary market area for the business of its banking subsidiaries.

    West Virginia banks are permitted unlimited branch banking throughout the state. In addition, interstate acquisitions of and by West Virginia banks and bank holding companies are permissible on a reciprocal basis. West Virginia also allows reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United's market.

    As of December 31, 1996, there were 14 multi-bank holding companies and 37 one-bank holding companies in the State of West Virginia registered with the Federal Reserve System. United presently ranks fourth among these bank holding companies and second among holding companies headquartered in West Virginia based on both asset and deposit size. These holding companies are headquartered in various West Virginia cities and control banks throughout the state, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area
-----------------------------------------------

    Although the market area of the banking subsidiaries encompass a portion of the coal fields located in southern West Virginia, an area of the state which has been economically depressed, the coal related loans in the loan portfolio of the banking subsidiaries constitute less than 2% of United's total loans outstanding. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production with the chemical manufacturing industry accounting for 19% of the entire manufacturing workforce and 33% of the manufacturing wages, according to West Virginia state records. This diversified economy has contributed to the positive trends in the personal income and unemployment rates in recent years as personal income has increased from $14,315 in 1991 to $18,672 in mid-1996 and the state's overall unemployment rate has declined from 10.5% in 1991 to 6.5% in July 1996 -the lowest unemployment rate in nearly 20 years, according to available information from the West Virginia Bureau of Employment Programs.

    Eleven of the 16 counties within United's primary West Virginia market area rank among the state's top twenty counties in terms of personal income and low unemployment rates. United generally serves the stronger economic areas of the state while maintaining a satisfactory CRA rating.

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

UNITED BANKSHARES, INC.
FORM 10-K, PART I


Item 3.  Legal Proceedings

Litigation
----------

    Information relating to litigation on page 33 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.
FORM 10-K, PART II


Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters

Stock
-----

    As of December 31, 1996, 20,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 15,295,130 were issued, including 205,495 shares held as treasury shares. The outstanding shares are held by approximately 5,217 shareholders of record as of December 31, 1996. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. While there are no present plans, understandings, arrangements or agreements, except for the above incentive plans, additional shares could be issued for the purpose of raising capital, in connection with acquisitions of other businesses, or for other appropriate purposes.

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

Dividends
---------

    The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Dividends were $1.24 per share in 1996, $1.17 per share in 1995 and $1.06 per share in 1994. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

Payment of Dividends by United is dependent upon payment of dividends to it by its subsidiary banks. The ability of national banks to pay dividends is subject to certain limitations imposed by the national banking laws. Generally, the most restrictive provision requires approval by the Office of the Comptroller of the Currency ("OCC") if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. Payment of dividends by United's state member bank is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board ("FRB") is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of both the OCC and the FRB is required when a national bank or state member bank has deficit retained earnings but has sufficient current year's net income, as defined, plus the retained net profits of the two preceding years. The OCC and FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The OCC has issued guidelines for dividend payments by national banks, emphasizing that proper dividend size depends on the bank's earnings and capital while the FRB has issued similar guidelines pertaining to state member banks. See Note M - Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Market and Stock Prices of United
---------------------------------

    United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the trading symbol UBSI.

    The following table presents the dividends and high and low prices of United's common stock during the periods set forth below:


                                         United Historical
                                               Basis
                                        -------------------
  1997                     Dividends     High          Low
  ----                     ---------    ------       ------
First Quarter through
February 28, 1997             (1)        $34.50      $32.25

  1996
  ----
Fourth Quarter               $0.32       $33.00      $29.25
Third Quarter                $0.31       $30.25      $26.25
Second Quarter               $0.31       $29.75      $26.75
First Quarter                $0.30       $30.00      $28.50

  1995
  ----
Fourth Quarter               $0.30       $31.00      $29.00
Third Quarter                $0.29       $30.50      $26.25
Second Quarter               $0.29       $27.75      $25.25
First Quarter                $0.29       $26.00      $23.25

(1) On February 27, 1997, United declared a dividend of $0.33 per share, payable April 1, 1997, to shareholders of record as of March 14, 1997.

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

UNITED BANKSHARES, INC.
FORM 10-K, PART II


Item 6.  Selected Financial Data

     Information relating to selected financial data on page 41 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 42 through 54 inclusive, of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 1996, 1995 and 1994 with the interest and rate earned or paid on such amount.


                                          Year Ended                          Year Ended                      Year Ended
                                          December 31                        December 31                      December 31
                                              1996                               1995                              1994
                             ----------------------------------  ----------------------------------  ------------------------------
(Dollars in                    Average                  Avg.       Average                   Avg.     Average                 Avg.
Thousands)                     Balance     Interest     Rate       Balance     Interest      Rate     Balance    Interest     Rate
                             -----------  ----------  ---------  -----------  -----------  --------  ----------  ---------  --------

ASSETS

Earning assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments         $    2,996   $      157      5.24%  $   18,365   $    1,107      6.03%  $   15,325   $    703     4.59%

  Investment Securities:
    Taxable                     292,339       18,455      6.31%     297,963       18,516      6.21%     354,930     19,397     5.47%

    Tax exempt (1)               38,282        3,603      9.41%      46,924        4,560      9.72%      52,709      5,429    10.30%
                             ----------   ----------  --------   ----------   ----------   -------   ----------  ---------  -------
         Total Securities       330,621       22,058      6.67%     344,887       23,076      6.69%     407,639     24,826     6.09%


  Loans, net of unearned
    income (1) (2)            1,786,376      152,615      8.54%   1,673,568      144,594      8.64%   1,556,844    125,184     8.04%

Allowance for possible loan
  losses                        (22,660)                            (22,685)                            (21,723)
                             ----------                          ----------                          ----------
Net Loans                     1,763,716                   8.65%   1,650,883                   8.76%   1,535,121                8.15%
                             ----------   ----------  --------  -----------   ----------   -------   ----------  ---------  -------
Total earning assets          2,097,333      174,830      8.34%   2,014,135      168,777      8.38%   1,958,085    150,713     7.70%
                                          ----------                          ----------                         ---------
Other assets                   166,095                             148,625                              149,391
                              --------                          ----------                           ----------
              TOTAL ASSETS  $2,263,428                          $2,162,760                           $2,107,476
                            ==========                          ==========                           ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits  $1,536,641   $   63,917      4.16%  $1,510,880   $   62,231      4.12%  $1,465,203   $ 49,136     3.35%

  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                   87,015        3,770      4.33%      83,016        3,809      4.59%      78,699      2,571     3.27%

  FHLB advances                  99,184        5,498      5.54%      69,580        4,127      5.93%      78,701      3,965     5.04%
                             ----------   ----------  --------   ----------   ----------   -------   ----------  ---------  -------
Total Interest-Bearing
 Funds                        1,722,840       73,185      4.25%   1,663,476       70,167      4.22%   1,622,603     55,672     3.43%
                                          ----------                          ----------                         ---------
  Demand deposits               251,641                             234,455                             240,062
  Accrued expenses and
   other liabilities             34,292                              28,115                              22,524
                             ----------                          ----------                          ----------
    TOTAL LIABILITIES         2,008,773                           1,926,046                           1,885,189
Shareholders' Equity            254,655                             236,714                             222,287
                             ----------                          ----------                          ----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY     $2,263,428                          $2,162,760                          $2,107,476
                             ==========                          ==========                          ==========
NET INTEREST INCOME                       $  101,645                             $   98,610                      $  95,041
                                          ==========                             ==========                      =========
INTEREST SPREAD                                           4.09%                               4.16%                            4.27%


NET INTEREST MARGIN                                       4.85%                               4.90%                            4.85%

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


                                                     1996 Compared to 1995                             1995 Compared to 1994
                                             -------------------------------------          --------------------------------------

                                                  Increase (Decrease) Due to                         Increase (Decrease) Due to
                                             -------------------------------------          --------------------------------------

                                                                  Rate/                                            Rate/
                                             Volume      Rate     Volume    Total           Volume        Rate     Volume     Total
                                             -------   --------   ------   -------          -------     --------   -----   -------
                                                       (In thousands)                                   (In thousands)
Interest income:
 Federal funds sold, securities purchased
  under agreements to resell and other
  short-term investments                       ($926)    ($ 145)  $ 121    ($ 950)         $   139     $    221   $  44   $   404
Investment securities:
 Taxable                                        (349)       294      (6)      (61)          (3,113)       2,659    (427)     (861)
 Tax exempt (1)                                 (840)      (144)     27      (957)            (596)        (307)     34      (869)

Loans (1),(2)                                  9,881     (1,741)   (119)    8,021            9,440        9,271     699    19,410
                                             -------   --------   -----   -------          -------     --------   -----   -------

    TOTAL INTEREST INCOME                      7,766     (1,736)     23     6,053            5,870       11,844     350    18,064
                                             -------   --------   -----   -------          -------     --------   -----   -------

Interest expense:
 Interest-bearing deposits                   $ 1,061   $    641   $  11   $ 1,686            1,532       11,214     350    13,096
 Federal funds purchased, repurchase
  agreements, and other short-term
  borrowings                                     183       (212)    (10)      (39)             141        1,040      56     1,237
 FHLB advances                                 1,756       (270)   (115)    1,371             (460)         703     (81)      162
                                             -------   --------   -----   -------          -------     --------   -----   -------

   TOTAL INTEREST EXPENSE                      3,000        132    (114)    3,018            1,213       12,957     325    14,495
                                             -------   --------   -----   -------          -------     --------   -----   -------

     NET INTEREST INCOME                     $ 4,766    ($1,868)  $ 137   $ 3,035          $ 4,657      ($1,113)  $  25   $ 3,569
                                             =======   ========   =====   =======          =======     ========   =====   =======


(1) Yields and interest income on tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS


The following is a summary of loans outstanding at December 31:

                               1996         1995         1994         1993         1992
                            -----------  -----------  -----------  -----------  -----------
                                                   (In thousands)
Commercial, financial
  and agricultural          $  248,762   $  218,800   $  208,491   $  218,559   $  218,370
Real estate mortgage         1,329,661    1,267,889    1,194,805    1,003,546      887,444
Real estate construction        42,343       21,808       17,523       14,651       16,632
Consumer                       232,004      229,457      237,928      233,698      250,527
Less:  Unearned interest        (5,165)      (4,968)      (6,472)      (7,880)      (9,390)
                            ----------   ----------   ----------   ----------   ----------

Total loans                  1,847,605    1,732,986    1,652,275    1,462,574    1,363,583

Allowance for possible
  loan losses                  (22,283)     (22,545)     (22,304)     (20,975)     (17,485)
                            ----------   ----------   ----------   ----------   ----------

        TOTAL LOANS, NET    $1,825,322   $1,710,441   $1,629,971   $1,441,599   $1,346,098
                            ==========   ==========   ==========   ==========   ==========

At December 31, 1996, real estate mortgage loans include $954,482,000 in single family residential real estate loans and $355,431,000 in commercial real estate loans.


The following is a summary of loans outstanding as a percent of total loans at December 31:


                              1996     1995     1994     1993     1992
                            -------  -------  -------  -------  -------

Commercial, financial
  and agricultural           13.46%   12.59%   12.57%   14.86%   15.90%
Real estate mortgage         71.97%   72.96%   72.03%   68.25%   64.64%
Real estate construction      2.29%    1.25%    1.06%    1.00%    1.21%
Consumer                     12.28%   13.20%   14.34%   15.89%   18.25%
                            ------   ------   ------   ------   ------

              TOTAL         100.00%  100.00%  100.00%  100.00%  100.00%
                            ======   ======   ======   ======   ======


REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 1996:


                            Less Than    One To    Greater Than
                            One Year   Five Years   Five Years    Total
                            ---------  ----------  ------------  --------
Commercial, financial
  and agricultural           $ 64,403     $92,050       $92,309  $248,762
Real estate construction       42,343                              42,343
                             --------     -------       -------  --------

Total                        $106,746     $92,050       $92,309  $291,105
                             ========     =======       =======  ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES


At December 31, 1996, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:


                                            One to       Over
                                          Five Years  Five Years
                                          ----------  ----------
                                              (In thousands)

Outstanding with fixed interest rates       $53,066     $21,324
Outstanding with adjustable rates            38,984      70,985
                                            -------     -------
                                            $92,050     $92,309
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

                                                           December 31
                                             -------------------------------------------
                                                1996     1995    1994     1993     1992
                                              -------  -------  ------  -------  -------
                                                            (In thousands)
Nonaccrual loans                              $ 4,361  $ 6,298  $4,719  $ 9,687  $13,382
Troubled debt restructurings                                              2,453    1,355
Loans which are contractually past due 90
 days or more as to interest or principal,
 and are still accruing interest                5,831    4,692   2,851    3,080    2,516
                                              -------  -------  ------  -------  -------

  TOTAL                                       $10,192  $10,990  $7,570  $15,220  $17,253
                                              =======  =======  ======  =======  =======


Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. See Note D to the consolidated financial statements for additional information regarding nonperforming loans and credit risk concentration.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of investment securities held to maturity at December 31,:

                                             1996      1995      1994
                                           --------  --------  --------
                                                  (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                $ 77,704  $ 15,897  $ 87,848
States and political subdivisions            36,136    43,324    53,297
Mortgage-backed securities                   54,977    56,416    99,144
Other                                         1,885     6,252    11,112
                                           --------  --------  --------
       TOTAL INVESTMENT SECURITIES         $170,702  $121,889  $251,401
                                           ========  ========  ========


The following is a summary of the amortized cost of available for sale securities at December 31,:

                                                 1996      1995      1994
                                               --------  --------  --------
                                                      (In thousands)

U.S. Treasury securities and obligations of
  U.S. Government agencies and corporations    $115,018  $150,460  $103,292
Mortgage-backed securities                       24,982    30,036     2,663
Marketable equity securities                      3,655     2,662     1,529
Other                                            16,506    13,808    13,898
                                               --------  --------  --------

   TOTAL AVAILABLE-FOR-SALE SECURITIES         $160,161  $194,696  $121,382
                                               ========  ========  ========

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its assumed prepayment speed. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $977,000 on all mortgage-backed securities at December 31, 1996, as compared to a net unrealized loss of $158,000 at December 31, 1995. This decrease in value from 1995 to 1996 is consistent with the increase in interest rates during 1996.


The following table sets forth the maturities of all securities at December 31, 1996, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).


                                                 After 1 But       After 5 But
                               Within 1 Year    Within 5 Years   Within 10 Years   After 10 Years
                              ---------------  ----------------  ----------------  ---------------
                              Amount   Yield    Amount   Yield    Amount   Yield   Amount   Yield
                              -------  ------  --------  ------  --------  ------  -------  ------
                                                         (In thousands)
U.S. Treasury and other
  U.S. Government agencies
  and corporations            $29,006   5.64%  $135,940   6.27%   $68,670   7.53%  $38,592   6.66%
States and political
  subdivisions (1)              5,142   9.53%    12,277   9.10%     8,820   9.09%    9,897   9.13%
Other                           6,830   3.88%     2,726   7.74%       126   6.47%   14,305   6.27%

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

                                      Federal     Securities Sold
                                       Funds     Under Agreements
                                     Purchased     to Repurchase
                                     ----------  -----------------
                                             (In thousands)

At December 31:
   1996                                $ 4,491       $ 71,091
   1995                                 26,378         55,789
   1994                                  4,582         67,227

Weighted average interest rate
  at year end:
   1996                                    6.8%           4.2%
   1995                                    5.9%           4.4%
   1994                                    5.7%           4.1%

Maximum amount outstanding at
  any month's end:
   1996                                $33,510       $ 79,664
   1995                                 33,941         81,720
   1994                                 25,089        103,486

Average amount outstanding during
  the year:
   1996                                $20,685       $ 66,463
   1995                                 12,264         70,752
   1994                                 10,178         68,521

Weighted average interest rate
  during the year:
   1996                                    5.6%           4.0%
   1995                                    6.0%           4.3%
   1994                                    4.3%           3.1%

At December 31, 1996, repurchase agreements include $65,561,000 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES



DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:


                                1996                 1995               1994
                        -----------------     ----------------     --------------
                          Amount     Rate      Amount     Rate     Amount    Rate
                        ---------    ----     --------    ----    ---------  ----
                                                 (In thousands)
Noninterest bearing
 demand deposits       $  251,641           $  234,455           $  240,062
Interest bearing
 demand deposits          127,867    2.50%     268,108    2.33%     285,354  2.43%
Savings deposits          581,117    2.69%     464,107    3.16%     537,783  2.99%
Time deposits             827,657    5.45%     778,665    5.31%     642,066  4.06%
                       ----------           ----------           ----------

  TOTAL                $1,788,282    4.16%  $1,745,335    4.12%  $1,705,265  3.35%
                       ==========           ==========           ==========


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                                (In thousands)

                  3 months or less                $ 41,124
                  Over 3 through 6 months           30,412
                  Over 6 through 12 months          32,333
                  Over 12 months                    34,567
                                                  --------
                       TOTAL                      $138,436
                                                  ========

RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:


                                              1996       1995       1994
                                             ------     ------     ------

 Return on average assets                     1.35%      1.52%      1.44%
 Return on average equity                    11.98%     13.86%     13.67%
 Dividend payout ratio (1)                   58.49%     49.21%     50.61%
 Average equity to average
  assets ratio                               11.25%     10.94%     10.55%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:

                                                    1996         1995         1994         1993         1992
                                                 -----------  -----------  -----------  -----------  -----------
                                                                         (In thousands)
Balance of allowance for possible loan
 losses at beginning of year                     $   22,545   $   22,304   $   20,975   $   17,485   $   15,114

Allowance of purchased company at date
 of acquisition                                                    1,017                       504        2,784

Loans charged off:
 Commercial, financial and agricultural               2,207        1,952          708        1,088        3,108
 Real estate                                            230          722           82          711        1,537
 Real estate construction
 Consumer and other                                   1,087          950          980        1,015        1,304
                                                 ----------   ----------   ----------   ----------   ----------
                       TOTAL CHARGE-OFFS              3,524        3,624        1,770        2,814        5,949

Recoveries:
 Commercial, financial and agricultural                 219          189          577          438          168
 Real estate                                            135           65           13          231          154
 Real estate construction
 Consumer and other                                     298          274          307          301          406
                                                 ----------   ----------   ----------   ----------   ----------

                        TOTAL RECOVERIES                652          528          897          970          728

                   NET LOANS CHARGED OFF              2,872        3,096          873        1,844        5,221
Addition to allowance (1)                             2,610        2,320        2,202        4,830        4,808
                                                 ----------   ----------   ----------   ----------   ----------

       BALANCE OF ALLOWANCE FOR POSSIBLE
              LOAN LOSSES AT END OF YEAR         $   22,283   $   22,545   $   22,304   $   20,975   $   17,485
                                                 ==========   ==========   ==========   ==========   ==========

Totals loans outstanding at the end of period    $1,847,605   $1,732,986   $1,652,275   $1,462,574   $1,363,583

Average loans outstanding during
 period (net of unearned income)                 $1,786,376   $1,673,568   $1,556,844   $1,402,609   $1,219,039

Net charge-offs as a percentage of
 average loans outstanding                             0.16%        0.18%        0.06%        0.13%        0.43%

Allowance for possible loan losses as
 a percentage of nonperforming loans                  218.6%       205.1%       294.6%       137.8%       101.3%


(1) The amount charged to operations and the related balance in the allowance for possible loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of future potential losses.

    Quarterly reviews of individual loans as well as the loan portfolio as a whole are made by management and the credit department. Management performs extensive procedures in granting and monitoring loans on a continual basis. Further, management believes that the allowance for loan losses is adequate to absorb anticipated losses.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


Allocation of allowance for
   possible loan losses at
   December 31,:                 1996    1995    1994     1993     1992
                                ------  ------  ------  -------  -------

   Commercial, financial and
      agricultural              $7,175  $6,891  $7,526  $ 8,109  $ 6,406

   Real estate                     667     771     613      476    1,375

   Real estate construction

   Consumer and other            1,072   1,484   1,313    1,733    5,481
                                ------  ------  ------  -------  -------

       Total                    $8,914  $9,146  $9,452  $10,318  $13,262
                                ======  ======  ======  =======  =======

The portion of the allowance for loan losses that is not specifically allocated to individual credits has been apportioned among the separate loan portfolios based on the relative risk of each portfolio.



% of Allowance per Category To
 Total Allocated Allowance
------------------------------
                                                   1996     1995     1994     1993     1992
                                                  ------  -------  -------  -------  -------
   Commercial, financial and
      agricultural                                80.49%   74.62%   79.62%   78.59%   48.30%

   Real estate                                     7.48%    8.66%    6.49%    4.61%   10.37%

   Real estate construction

   Consumer and other                             12.03%   16.72%   13.89%   16.80%   41.33%
                                                 ------   ------   ------   ------   ------
       Total                                     100.00%  100.00%  100.00%  100.00%  100.00%
                                                 ======   ======   ======   ======   ======

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 8.  Financial Statements and Supplementary Data

(a) -- FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

     Information relating to financial statements on pages 11 through 40 inclusive of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

(b) -- SUPPLEMENTARY FINANCIAL INFORMATION

       (1)  Selected Quarterly Financial Data

       Information relating to selected quarterly financial data on page 40 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

      (2)  Information on the Effects of Changing Prices

      Information relating to effects of changing prices on page 47 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.
FORM 10-K, PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the registrant on pges 2 through 7 inclusive, of the Proxy Statement for the 1997 Annual Shareholders' Meeting is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation on pages 8 through 11 inclusive, of the Proxy Statement for the 1997 Annual Shareholders' Meeting is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management on pages 2 through 6 inclusive, of the Proxy Statement for the 1997 Annual Shareholders' Meeting is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions on pages 2, 3, 6 and 14 of the Proxy Statement for the 1997 Annual Shareholders' Meeting is incorporated herein by reference.


          The following discussion satisfies the reporting requirements of Items 10 through 13.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

       (a)  List of Documents Filed as Part of This Report:

            (1)  Financial Statements

            The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 1996 at Item 8a. Page references are to such Annual report.

Financial Statements:                                      Page Reference
---------------------                                      --------------

Report of Independent Auditors .................................  11
Consolidated Balance Sheets ....................................  12
Consolidated Statements of Income ..............................  13
Consolidated Statements of Changes in Shareholders' Equity......  14
Consolidated Statements of Cash Flows...........................  15
Notes to Consolidated Financial Statements......................  16

            (2) Financial Statement Schedules

            United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

            (3) Exhibits Required by item 601

            Listing of Exhibits -- See the Exhibits' Index on page 34 of this Form 10-K.

       (b)  Reports on Form 8-K

            There were no reports filed on Form 8-K for the quarter ended December 31, 1996.


       (c)  Exhibits

            The exhibits to this Form 10-K begin on page 37.

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


       Signatures                           Title                  Date
 /s/ Richard M. Adams                Chairman of the Board,    March 27, 1997
-----------------------------        Director, Chief
                                     Executive Officer

 /s/ I. N. Smith                     President and Director    March 27, 1997
-----------------------------

 /s/ Steven E. Wilson                                          March 27, 1997
-----------------------------        Chief Financial Officer
                                     Chief Accounting Officer

 /s/ William C. Pitt, III            Director                  March 27, 1997
-----------------------------

 /s/ H. Smoot Fahlgren               Director                  March 27, 1997
-----------------------------

 /s/ Russell L. Isaacs               Director                  March 27, 1997
-----------------------------

 /s/ F. T. Graff, Jr.                Director                  March 27, 1997
-----------------------------

 /s/ Warren A. Thornhill, III        Director                  March 27, 1997
-----------------------------

 /s/ H. L. Wilkes                    Director                  March 27, 1997
-----------------------------

 /s/ Robert P. McLean                Director                  March 27, 1997
-----------------------------

 /s/ G. Ogden Nutting                Director                  March 27, 1997
-----------------------------

 /s/ Harry L. Buch                   Director                  March 27, 1997
-----------------------------

 /s/ Robert G. Astorg                Director                  March 27, 1997
-----------------------------

 /s/ C. E. Goodwin                   Director                  March 27, 1997
-----------------------------

                                   SIGNATURES
                                  (continued)



        Signatures                Title            Date


 /s/ P. Clinton Winter, Jr.      Director      March 27, 1997
-------------------------------

 /s/ Douglass H. Adams           Director      March 27, 1997
-------------------------------

 /s/ R. Terry Butcher            Director      March 27, 1997
-------------------------------

 /s/ James W. Word, Jr.          Director      March 27, 1997
-------------------------------





                            UNITED BANKSHARES, INC.

                                   FORM 10-K

                               INDEX TO EXHIBITS


Item 14.

                                            S-K Item 601    Sequential Page
Description                                Table Reference     Number (a)
-----------                                ---------------  ---------------
Articles of Incorporation and
  Bylaws:                                         (3)

    (a)  Bylaws                                                   (g)

    (b)  Articles of Incorporation                                (f)

Investments                                       (4)             N/A

Voting Trust Agreement                            (9)             N/A

Material Contracts                                (10)

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

    (j)  Data processing contract
           with FISERV                                            (k)

    (k)  Supplemental Retirement
           Contract with Richard M.
           Adams                                                  (i)

    (l)  Supplemental Retirement
           Contract with Douglass H.
           Adams                                                  (i)

    (m)  Executive Officer Change
           of Control Agreements                                  (j)

    (n)  Data processing contract
           with ALLTELL                                            54

Statement Re:    Computation of Per
                 Share Earnings                  (11)             105

Statement Re:    Computation of
                 Ratios                          (12)             106

Annual Report to Security Holders,
  et al.                                         (13)              78

Letter Re:  Change in accounting
  principles                                     (18)             N/A

Previously Unfiled Documents                     (19)             N/A

Subsidiaries of the Registrant                   (22)             107

Published Report Regarding Matters
  Submitted to a Vote of Security
  Holders                                        (23)             N/A

Consent of Ernst & Young LLP                     (23)             108

Power of Attorney                                (25)             N/A

Financial Data Schedule                          (27)             109

Additional Exhibits:                             (28)             N/A



Footnotes
---------
(a)    N/A = Not Applicable

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