Form 10-Q
period 1997-03-31
UNITED BANKSHARES INC/WV
filed 1997-05-14
CIK 729986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1997

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

Class- Common Stock, $2.50 Par Value; 14,954,462 shares outstanding as of April 30, 1997.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                               TABLE OF CONTENTS
                                                             Page
                                                             ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

  Consolidated Balance Sheets (Unaudited)
  March 31, 1997 and December 31, 1996 .........................6

  Consolidated Statements of Income (Unaudited) for the
  Three Months Ended March 31, 1997 and 1996 ...................7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Three Months Ended March 31, 1997 ........8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended March 31, 1997 and 1996 ...........9

  Notes to Consolidated Financial Statements ..................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................17

PART II.  OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings..........................Not Applicable
-------------------------


Item 2. Changes in Securities......................Not Applicable
-----------------------------


Item 3. Defaults Upon Senior Securities............Not Applicable
---------------------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

-----------------------------------------------------------------
Item 5.  Other Information ........................Not Applicable
-----------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------------------------------

     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share.......24

          Exhibit 27 - Financial Data Schedule.................25



     (b)  Reports on Form 8-K

            None filed during the period.

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



Date May 14, 1997                  /s/ Richard M. Adams
     ---------------------         -----------------------------
                                   Richard M. Adams, Chairman of
                                   the Board and Chief Executive
                                   Officer


Date May 14, 1997                  /s/ Steven E. Wilson
     ---------------------         -----------------------------
                                   Steven E. Wilson, Executive
                                   Vice President, Treasurer and
                                   Chief Financial Officer

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 1997 and December 31, 1996, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 1997 and 1996, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 1997, and the related condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, and the notes to consolidated financial statements, of which all information for the three months ended March 31, 1996, has been restated to reflect the merger of Eagle Bancorp, Inc. on April 12, 1996, under the pooling of interests method of accounting, appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(In thousands, except per share data)                                                     March 31        December 31
                                                                                            1997             1996
                                                                                         ----------       -----------
ASSETS
     Cash and due from banks                                                            $    74,737       $   86,328
     Interest-bearing deposits with other banks                                                 314              195
     Federal funds sold                                                                      15,000            2,997
                                                                                         ----------       ----------
         Total cash and cash equivalents                                                     90,051           89,520

     Securities available for sale at estimated fair
       value (amortized cost-$164,635 at March 31,
       1997 and $160,161 at December 31, 1996)                                              165,290          161,629
     Securities held to maturity (estimated fair value
       -$174,668 at March 31, 1997 and $173,697 at
       December 31, 1996)                                                                   172,950          170,702
     Loans
         Commercial, financial, and agricultural                                            247,119          248,762
         Real estate:
           Single family residential                                                        952,373          953,000
           Commercial                                                                       358,703          355,431
           Construction                                                                      46,532           42,343
           Other                                                                             20,047           19,748
         Installment                                                                        226,043          232,004
         Loans held for sale at estimated fair value                                          1,104            1,482
                                                                                         ----------       ----------
                                                                                          1,851,921        1,852,770
         Less: Unearned income                                                               (5,458)          (5,165)
                                                                                         ----------       ----------
         Loans, net of unearned income                                                    1,846,463        1,847,605
         Less: Allowance for loan losses                                                    (22,282)         (22,283)
                                                                                         ----------       ----------
         Net loans                                                                        1,824,181        1,825,322
     Bank premises and equipment                                                             33,777           33,550
     Interest receivable                                                                     14,721           13,508
     Other assets                                                                            34,349           32,646
                                                                                         ----------       ----------
                                          TOTAL ASSETS                                   $2,335,319       $2,326,877
                                                                                         ==========       ==========
LIABILITIES
     Domestic deposits:
         Noninterest-bearing                                                             $  246,171       $  261,048
         Interest-bearing                                                                 1,633,798        1,566,506
                                                                                         ----------       ----------
                                        TOTAL DEPOSITS                                    1,879,969        1,827,554
     Short-term borrowings:
         Federal funds purchased                                                              8,721            4,491
         Securities sold under agreements to repurchase                                      72,062           71,091
     Federal Home Loan Bank borrowings                                                       78,668          132,631
     Accrued expenses and other liabilities                                                  36,301           32,596
                                                                                         ----------       ----------
                                     TOTAL LIABILITIES                                    2,075,721        2,068,363

SHAREHOLDERS' EQUITY
     Common stock,  $2.50 par value;  Authorized  - 20,000,000  shares;  issued -
         15,295,130 at March 31, 1997 and December 31, 1996,  including  306,668 and 205,495 shares in treasury at March 31, 1997 and December 31,
         1996, respectively                                                                  38,238           38,238
     Surplus                                                                                 41,392           41,438
     Retained earnings                                                                      188,622          183,539
     Net unrealized holding gain on securities available
         for sale, net of deferred income taxes                                                 425              954
     Treasury stock                                                                          (9,079)          (5,655)
                                                                                         ----------       ----------

                            TOTAL SHAREHOLDERS' EQUITY                                      259,598          258,514
                                                                                         ----------       ----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $2,335,319       $2,326,877
                                                                                         ==========       ==========

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(In thousands, except per share data)                                                      Three Months Ended
                                                                                               March 31
                                                                                       -------------------------
                                                                                          1997            1996
                                                                                       ----------      ---------
INTEREST INCOME
     Interest and fees on loans                                                           $38,917         $37,292
     Interest on federal funds sold and other
       short term investments                                                                  63             215
     Interest and dividends on securities:
         Taxable                                                                            4,788           4,053
         Exempt from federal taxes                                                            532             628
                                                                                       ----------      ----------
                  TOTAL INTEREST INCOME                                                    44,300          42,188
                                                                                       ----------      ----------
INTEREST EXPENSE
     Interest on deposits                                                                  16,952          15,798
     Interest on short-term borrowings                                                        885             924
     Interest on Federal Home Loan
      Bank borrowings                                                                       1,321             975
                                                                                       ----------      ----------
                 TOTAL INTEREST EXPENSE                                                    19,158          17,697
                                                                                       ----------      ----------

                    NET INTEREST INCOME                                                    25,142          24,491
PROVISION FOR LOAN LOSSES                                                                     600             611
                                                                                       ----------      ----------

    NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                                             24,542          23,880
                                                                                       ----------      ----------
OTHER INCOME
     Trust department income                                                                  853             795
     Other charges, commissions, and fees                                                   2,886           2,535
     Income from mortgage banking operations                                                  294             123
     Other income                                                                              49             128
                                                                                       ----------      ----------
                     TOTAL OTHER INCOME                                                     4,082           3,581
                                                                                       ----------      ----------
OTHER EXPENSES
     Salaries and employee benefits                                                         6,551           6,726
     Net occupancy expense                                                                  1,432           1,378
     Other expense                                                                          5,644           6,708
                                                                                       ----------      ----------
                   TOTAL OTHER EXPENSES                                                    13,627          14,812
                                                                                       ----------      ----------

             INCOME BEFORE INCOME TAXES                                                    14,997          12,649

INCOME TAXES                                                                                4,949           4,560
                                                                                       ----------      ----------

                             NET INCOME                                                   $10,048         $ 8,089
                                                                                       ==========      ==========

Earnings per common share                                                                   $0.66           $0.53
                                                                                       ==========      ==========

Dividends per share                                                                         $0.33           $0.30
                                                                                       ==========      ==========

Average outstanding shares                                                             15,173,605      15,217,776
                                                                                       ==========      ==========

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)



                                                     Three Months Ended March 31, 1997
                          ----------------------------------------------------------------------------------------------------
                                                                                       Net
                                                                                    Unrealized
                                                                                     Holding
                               Common Stock                                          Gain on
                               ------------                                         Securities                      Total
                                          Par                       Retained        Available    Treasury        Shareholders'
                            Shares       Value        Surplus       Earnings         for Sale      Stock            Equity
                          ----------    -------       -------       --------        ---------    ---------       -------------
Balance at
  January 1, 1997         15,295,130    $38,238       $41,438       $183,539             $954      ($5,655)          $258,514

Net income                                                            10,048                                           10,048

Cash dividends
  ($.33 per share)                                                    (4,965)                                          (4,965)

Net change in
  unrealized gain
  on securities
  available for sale                                                                     (529)                           (529)

Purchase of treasury
  stock (100,600
  shares)                                                                                           (3,551)            (3,551)

Common stock options
  exercised (4,427
  shares)                                                 (46)                                         127                 81
                          ----------    -------       -------       --------        ---------    ---------       ------------

Balance at
  March 31, 1997          15,295,130    $38,238       $41,392       $188,622             $425      ($9,079)          $259,598
                          ==========    =======       =======       ========        =========    =========       ============

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(In thousands, except per share data)                                           Three Months Ended
                                                                                     March 31
                                                                             ------------------------
                                                                               1997            1996
                                                                             --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 12,431        $ 11,041

INVESTING ACTIVITIES
   Proceeds from maturities and calls of
      securities held to maturity                                               7,781           9,044
   Proceeds from maturities and calls of
      securities available for sale                                            45,795          33,330
   Purchases of securities available for sale                                 (50,248)        (42,217)
   Purchases of securities held to maturity                                   (10,000)           (500)
   Net purchase of bank premises and equipment                                   (979)           (511)
   Net change in loans                                                            361           6,977
                                                                             --------        --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (7,290)          6,123
                                                                             --------        --------

FINANCING ACTIVITIES
   Cash dividends paid                                                         (4,850)         (3,604)
   Cash dividends paid by acquired banks                                                         (382)
   Acquisition of treasury stock                                               (3,551)           (829)
   Proceeds from exercise of stock options                                         81             266
   Proceeds from Federal Home Loan Bank advances                              150,055         821,000
   Repayment of Federal Home Loan Bank advances                              (204,018)       (860,904)
   Changes in:
      Deposits                                                                 52,472           9,893
      Federal funds purchased and securities
         sold under agreements to repurchase                                    5,201           5,562
                                                                             --------        --------

NET CASH (USED IN) FINANCING ACTIVITIES                                        (4,610)        (29,998)
                                                                             --------        --------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                   531         (11,834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               89,520          98,977
                                                                             --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 90,051        $ 87,143
                                                                             ========        ========


See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1996 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

In February 1997, the FASB issued Statement No. 128, (SFAS No. 128), "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, (APB No. 15), "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computation.

Basic EPS, in accordance with SFAS No. 128, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15, which includes common stock equivalents in the calculation of common shares outstanding for the period.

United does not expect application of the new rules to produce per share amounts that are materially different from amounts calculated under current rules.

This statement is effective for financial periods beginning after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented.

In February 1997, the FASB issued Statement No. 129, (SFAS No. 129), "Disclosure of Information about Capital Structure," the statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion" and No. 15 "Earnings Per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations".

This statement is effective for financial periods beginning after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions No. 10 and 15 and SFAS No. 47. Therefore, United does not anticipate that the provisions of SFAS No. 129 will change its current disclosure requirements.

In June 1996, the FASB issued Statement No. 125, (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS No. 76, "Extinguishment of Debt." SFAS No. 125 prescribes the accounting treatment for securitization transactions based on a financial components approach with an emphasis on physical control, such as the ability to pledge or exchange the securitized assets, while prior rules emphasize the economic risks or rewards of ownership of the assets. Additionally, SFAS No. 125 applies to repurchase agreements, securities lending, loan participations, and other financial component transfers and exchanges. Under the financial components approach of SFAS No. 125, both the transferor and transferee will recognize on its balance sheet the assets and liabilities, or components thereof, that it controls and derecognize from the balance sheet the assets and liabilities that were surrendered or extinguished in the transfer.

The new rules do not have a material effect on United's financial position and results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.

2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.

3.  ACQUISITION

United has entered into an agreement with First Patriot Bankshares Corporation, Reston, Virginia ("Patriot") to acquire 100% of the outstanding common stock of Patriot for $17.00 per share. The transaction valued at approximately $39,247 will be accounted for using the purchase method of accounting. It is anticipated that the proposed acquisition will be consummated during the third quarter of 1997. Consummation of the transaction is subject to approval of the shareholders of Patriot and the receipt of all required regulatory approvals, as well as other customary conditions.

At March 31, 1997, Patriot had consolidated assets of approximately $181,760 and shareholders' equity of $14,744.

On April 12, 1996, United consummated the merger with Eagle Bancorp, Inc., Charleston, West Virginia ("Eagle"), in a common stock exchange accounted for under the pooling of interests method of accounting and, accordingly, all prior period financial statements were restated to include the financial condition and results of operations of Eagle. United exchanged 1.15 shares of United common stock for each of the 2,729,377 common shares of Eagle or 3,138,704 shares.

The following presents the separate results of United and Eagle for the three months ended March 31, 1996, and the year ended December 31, 1995.

                                        United           Eagle          Combined
                                        ------           -----          --------
         For the Three Months
         Ended March 31, 1996
         (Unaudited):
           Net interest income          $ 20,886        $  3,663        $ 24,549
           Net income                      7,504             584           8,088
           Earnings per share             $ 0.62          $ 0.21          $ 0.53

         For the Year Ended
         December 31, 1995:
           Net interest income          $ 81,690        $ 13,958        $ 95,648
           Net income                     28,079           4,738          32,817
           Earnings per share             $ 2.35          $ 1.74          $ 2.18


4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                         March 31, 1997
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $121,749             $248          $1,020       $120,977
Mortgage-backed securities                              23,833               67             819         23,081
Marketable equity securities                             3,754            2,387                          6,141
Other                                                   15,299                3             211         15,091
                                                     ---------       ----------      ----------      ---------
Total                                                 $164,635           $2,705          $2,050       $165,290
                                                     =========       ==========      ==========      =========

                                                                       December 31, 1996
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $115,018             $443            $444       $115,017
Mortgage-backed securities                              24,982               92             565         24,509
Marketable equity securities                             3,655            2,158                          5,813
Other                                                   16,506                7             223         16,290
                                                     ---------       ----------      ----------      ---------
Total                                                 $160,161           $2,700          $1,232       $161,629
                                                     =========       ==========      ==========      =========

The cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $425 and $954, net of deferred income taxes at March 31, 1997 and December 31, 1996, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 1997 and December 31, 1996, by contractual maturity are as follows:

                                                          March 31, 1997                 December 31, 1996
                                                     -------------------------       -------------------------
                                                                     Estimated                       Estimated
                                                     Amortized          Fair         Amortized         Fair
                                                        Cost            Value           Cost           Value
                                                     ---------       ---------       ---------       ---------
Due in one year or less                                $27,130          $27,114         $23,847        $23,868
Due after one year through
 five years                                             96,085           95,334          93,788         93,776
Due after five years through
 ten years                                                 456              463             603            616
Due after ten years                                     37,210           36,238          38,268         37,556
Marketable equity securities                             3,754            6,141           3,655          5,813
                                                     ---------       ----------      ----------      ---------
        Total                                         $164,635         $165,290        $160,161       $161,629
                                                     =========       ==========      ==========      =========

The preceding table includes $23,081 and $24,509 of mortgage-backed securities at March 31, 1997 and December 31, 1996, respectively, with an amortized cost of $23,833 and $24,982 at March 31, 1997 and December 31,1996, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                           March 31, 1997
                                                     ----------------------------------------------------------
                                                                         Gross           Gross        Estimated
                                                     Amortized        Unrealized      Unrealized        Fair
                                                       Cost              Gains          Losses          Value
                                                     ---------        ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                            $83,754            $1,788           $316         $85,226
State and political subdivisions                        34,779             1,006             62          35,723
Mortgage-backed securities                              52,523               135            833          51,825
Other                                                    1,894                                            1,894
                                                     ---------        ----------     ----------      ----------
Total                                                 $172,950            $2,929         $1,211        $174,668
                                                     =========        ==========     ==========      ==========

                                                                        December 31, 1996
                                                     -----------------------------------------------------------
                                                                         Gross           Gross         Estimated
                                                     Amortized        Unrealized      Unrealized          Fair
                                                        Cost             Gains          Losses           Value
                                                     ---------        ----------      ----------       ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                            $77,704            $2,131             $87         $79,748
State and political subdivisions                        36,136             1,487              32          37,591
Mortgage-backed securities                              54,977               250             754          54,473
Other                                                    1,885                                             1,885
                                                     ---------        ----------      ----------      ----------
Total                                                 $170,702            $3,868            $873        $173,697
                                                     =========        ==========      ==========      ==========

The amortized cost and estimated fair value of securities held to maturity at March 31,1997, and December 31, 1996, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            March 31, 1997                            December 31, 1996
                                                   -----------------------------                ---------------------------
                                                                       Estimated                                  Estimated
                                                   Amortized              Fair                  Amortized            Fair
                                                      Cost                Value                    Cost              Value
                                                   ---------           ---------                ---------         ---------
Due in one year or less                              $20,144             $20,103                  $11,296           $11,338
Due after one year
   through five years                                 42,282              42,325                   57,167            57,590
Due after five years
   through ten years                                  86,781              88,454                   77,000            79,236
Due after ten years                                   23,743              23,786                   25,239            25,533
                                                   ---------           ---------                ---------         ---------
       Total                                        $172,950            $174,668                 $170,702          $173,697
                                                   =========           =========                =========         =========

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $204,667 and $204,254 at March 31, 1997 and December 31, 1996, respectively.

5.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                        March 31    December 31
                                          1997         1996
                                        --------    -----------
    Loans past due 90 days or more
      and still accruing interest         $ 6,141     $ 5,831
    Nonaccrual loans                        5,848       4,361
                                          -------     -------
    Total nonperforming loans             $11,989     $10,192
                                          =======     =======

6.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                        Three Months Ended
                                                              March 31
                                                     ------------------------
                                                       1997             1996
                                                     -------          -------
Balance at beginning of  period                      $22,283          $22,545
Provision charged to expense                             600              611
                                                     -------          -------
                                                      22,883           23,156

Loans charged-off                                       (684)            (599)
Less recoveries                                           83              158
                                                     -------          -------

Net Charge-offs                                         (601)            (441)
                                                     -------          -------

Balance at end of period                             $22,282          $22,715
                                                     =======          =======

The average recorded investment in impaired loans during the quarter ended March 31, 1997 and for the year ended December 31, 1996 was approximately $10,237 and $9,442, respectively. For the quarters ended March 31, 1997 and 1996, United recognized interest income on the impaired loans of approximately $117 and $143, respectively, substantially all of which was recognized using the accrual method of income recognition.

At March 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,158 (of which $5,848 were on a nonaccrual basis). Included in this amount is $5,157 of impaired loans for which the related allowance for loan losses is $1,672 and $5,001 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $270 and $218 for the quarters ended March 31, 1997 and 1996, respectively.

7.  COMMITMENTS AND CONTINGENT LIABILITIES

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

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 1997, and March 31, 1996, with the interest rate earned or paid on such amount.

                                                  Three Months Ended                   Three Months Ended
                                                       March 31                             March 31
                                                         1997                                 1996
                                           ------------------------------        ------------------------------
(Dollars in                                Average                   Avg.        Average                   Avg.
 Thousands)                                Balance     Interest      Rate        Balance     Interest      Rate
ASSETS

Earning Assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments                       $    4,599     $    63     5.59%       $   12,189   $   198     6.53%
  Investment Securities:
    Taxable                                   293,110       4,788     6.53%          269,592     4,053     6.01%
    Tax-exempt (1)                             35,112         819     9.33%           41,141       966     9.39%
                                           ----------     -------    ------       ----------   -------    ------
           Total Securities                   328,222       5,607     6.83%          310,733     5,019     6.46%
  Loans, net of unearned
    income (1) (2)                          1,849,828      39,239     8.55%        1,739,491    37,651     8.71%
  Allowance for loan
    losses                                    (22,272)                               (22,684)
                                           ----------                             ----------
  Net loans                                 1,827,557                 8.66%        1,716,807               8.82%
                                           ----------     -------    ------       ----------   -------    ------
Total earning assets                        2,160,377     $44,909     8.37%        2,039,729   $42,868     8.45%
                                                          -------    ------                    -------    ------
Other assets                                  139,446                                152,816
                                           ----------                             ----------
                TOTAL ASSETS               $2,299,823                             $2,192,545
                                           ==========                             ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                $1,591,906     $16,952     4.32%       $1,521,865   $15,782     4.17%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                                  83,074         885     4.32%           82,476       932     4.54%
  FHLB advances                                93,311       1,321     5.74%           72,992       983     5.42%
                                           ----------     -------    ------       ----------   -------    ------
Total Interest-Bearing Funds                1,768,291      19,158     4.39%        1,677,333    17,697     4.24%
                                                          -------    ------                    -------    ------
  Demand deposits                             240,090                                232,939
  Accrued expenses and other
    liabilities                                29,866                                 29,476
                                           ----------                             ----------
           TOTAL LIABILITIES                2,038,247                              1,939,748
Shareholders' Equity                          261,576                                252,797
                                           ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $2,299,823                             $2,192,545
                                           ==========                             ==========

NET INTEREST INCOME                                       $25,751                              $25,171
                                                          =======                              =======

INTEREST SPREAD                                                       3.98%                                4.21%

NET INTEREST MARGIN                                                   4.78%                                4.96%

         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion which is presented under specific headings on the following pages.

OVERVIEW

Net income for the first quarter of 1997 was $10.05 million or $0.66 per share compared to $8.09 million or $0.53 per share for the first quarter of 1996. This represents a 24.22% increase in net income and a 24.53% increase in earnings per share. United's annualized return on average assets was 1.77% and return on average shareholders' equity was 15.58% as compared 1.48% and 12.97% for 1996, respectively.

United has strong core earnings driven by a net interest margin of 4.78% for the first three months of 1997. Net interest income increased $651 thousand or 2.66% for the first three months of 1997 as compared to the same period for 1996. The provision for loan losses decreased $11 thousand or 1.76% when comparing the first three months of 1997 to the first three months of 1996. Noninterest income, including income from mortgage banking operations, increased 13.99% for the first three months of 1997 when compared to the first three months of 1996. Noninterest expenses decreased $1.2 million or 8.00% for the first three months compared to the same period in 1996. Income taxes were higher for the first three months than for the same period of 1996 due to higher earnings before taxes and nondeductible merger expenses in 1996.

Total assets were $2.3 billion at March 31, 1997, relatively flat with year-end, but up 6.6% from one year ago. In terms of asset composition since year-end 1996, the March 31, 1997 balance sheet reflects a $12 million increase in federal funds sold that was entirely offset by decreases in cash balances as those funds were invested in short-term funds to maximize earnings from the excess funds that United had temporarily available. Investment securities reflected a $6 million increase while increases of $1.2 million and $1.7 million were experienced in interest receivable and other assets, respectively. All other categories of assets were moderately flat compared to year-end 1996.

Total deposits grew $52.4 million or 2.87% from year-end due to United's introduction of new deposit products in late 1996. United's short-term borrowings increased $5.2 million while its FHLB borrowings decreased $54 million as United utilized the increase in deposits to pay down the higher cost FHLB borrowings. Accrued expenses and other liabilities reflect a $3.7 million or 11.36% increase since year-end 1996 primarily as a result of increased accrued interest payable due to the higher volume of interest-bearing deposits at slightly higher interest rates for the first quarter of 1997.

Shareholders' equity was relatively flat with December 31, 1996 as United continues to maintain an appropriate balance between capital adequacy and returns to shareholders. A primary tool used for capital management has been the common stock repurchase program. At March 31, 1997, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $651 thousand or 2.66% in the first quarter of 1997, when compared to the same period of 1996. The net interest margin continues to drive United's core profitability and momentum. The increase was primarily attributable to a $392 million increase in average earning assets for the first quarter of 1997 when compared to the first quarter of 1996. United's tax-equivalent net interest margin was 4.78% for the first quarter of 1997, 4 basis points higher than the immediately preceding quarter, but 18 basis points less than the first three months of 1996. The lower net interest margin from one year ago was the result of increased deposit and wholesale funding rates and a reduced yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

For the quarter ended March 31, 1997 and 1996, the provision for loan losses was $600 thousand and $611 thousand, respectively. The allowance for loan losses as a percentage of loans, net of unearned income, approximated 1.21% at both March 31, 1997 and December 31, 1996. Charge-offs exceeded recoveries during the first quarter of 1997 and 1996 and resulted in net charge-offs of $601 thousand and $441 thousand, respectively. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses. Loans, net of unearned income, decreased slightly by $1.1 million or 0.06% as compared to year-end 1996.

Credit quality is another major factor in United's profitability. United's continued excellent credit quality is evidenced by the low level of nonperforming assets at the end of the first quarter of 1997. Nonperforming loans increased $1.8 million or 17.63% to $12.0 million at March 31, 1997 compared to $10.2 million at year-end 1996 primarily due to a mid-sized commercial loan being classified as nonaccrual during the quarter. Nonperforming loans, as a percentage of loans, net of unearned income, increased from 0.55% to 0.65% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $310 thousand or 5.32% during the first quarter of 1997 and nonaccrual loans increased $1.5 million or 34.10% since year-end 1996. Total nonperforming assets of $13.9 million, including OREO of $1.9 million at March 31, 1997, represented 0.60% of total assets at the end of the first quarter.

As of March 31, 1997, the ratio of the allowance for loan losses to nonperforming loans was 185.9% as compared to 218.6% as of December 31, 1996. Accordingly, management believes that the allowance for loan losses of $22.3 million as of March 31, 1997, is adequate to provide for potential losses on existing loans based on information currently available.

United evaluates the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses charged to operations is based on management's evaluation of individual credits, the past loan loss experience, and other factors which, in management's judgment, deserve recognition in estimating loan losses. Such other factors considered by management, among other things, included growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions. United's loan administration policies are focused upon the risk characteristics of the loan portfolio, both in terms of loan approval and credit quality.

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $501 thousand or 14.00% for the first quarter of 1997 when compared to the first quarter of 1996. Excluding income from mortgage banking operations, noninterest income increased $330 thousand or 9.54% for the first quarter primarily due to a combination of Eagle's former offices conforming to United's higher fee structure and a higher volume of customer transactions on accounts which are subject to a fee.

The overall increase in noninterest income was partially due to an increase in the areas of income from mortgage banking operations, return check charges, bankcard income and trust department commissions.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $1.2 million or 8.00% for the first quarter ending March 31, 1997 as compared to the same periods in 1996.

Total salaries and benefits decreased by 2.60% or $175 thousand for the first quarter of 1997, when compared to the same period of 1996.

Net occupancy expense for the first quarter of 1997 increased by $54 thousand or 3.92% when compared to the first quarter of 1996. The overall change in net occupancy expense for the quarter of 1997 is primarily due to an increase in building rental expense which was partially offset by lower utility bills.

Other expenses decreased $1.1 million or 15.86% for the first quarter of 1997, as compared to the same period of 1996. This overall decrease was primarily due to decreases in advertising costs, merger related legal and accounting fees, FDIC insurance and data processing fees. Most other major categories of other expense were flat for the period.

INTEREST RATE SENSITIVITY

United seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time-frame. The principal function of asset and liability management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates.

The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "gap".

At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. At March 31, 1997, the results of United's internal interest sensitivity analysis indicated that United was liability sensitive (excess of liabilities over assets) in the one year horizon. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the results of management's assumption that the retail deposit base is less sensitive to interest rate changes and reprices in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was liability sensitive in the one year horizon in the amount of $(14.1) million or -0.64% of the cumulative gap to related total earning assets.

The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime-linked loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh
(FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. At March 31, 1997, United had $78.7 million in FHLB advances, which declined from $132.6 million at December 31, 1996, as United paid down FHLB borrowings due to sluggish loan growth during the first quarter of 1997.

     The following table shows the interest rate sensitivity GAP as of March 31, 1997:


Interest Rate Sensitivity Gap

                                          Days
                           ----------------------------------      Total        1 - 5      Over 5
                              0 - 90     91 - 180   181 - 365     One Year      Years      Years        Total
                           ----------------------- ----------    ----------   ----------  ---------   ---------
                                                               (In Thousands)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
     securities purchased
     under agreements to
     resell and other short-
     term investments      $   15,314                            $   15,314                            $   15,314
  Investment and Marketable
     Equity Securities:
       Taxable                 23,185  $    7,445    $  12,725       43,355   $ 121,546    $138,560       303,461
       Tax-exempt               1,080       1,734        2,118        4,932      14,982      14,865        34,779
  Loans, net of unearned
     income                   556,331     112,643      213,733      882,707     572,261     391,495     1,846,463
                           ----------  ----------    ---------   ----------   ---------    --------    ----------

Total Interest-Earning
  Assets                   $  595,910  $  121,822    $ 228,576   $  946,308   $ 708,789    $544,920    $2,200,017
                           ==========  ==========    =========   ==========   =========    ========    ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts               $  736,891                            $  736,891                            $  736,891
  Time deposits of
    $100,000 & over            35,658  $   35,805    $  38,132      109,595   $  41,025    $    754       151,374
  Other time deposits         173,672     155,115      189,416      518,203     207,017      20,313       745,533
   Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                  80,783                                80,783                                80,783
  FHLB advances                50,000      25,000                    75,000                   3,668        78,668
                           ----------  ----------    ---------   ----------   ---------    --------    ----------

Total Interest-Bearing
  Funds                    $1,077,004  $  215,920    $ 227,548   $1,520,472   $ 248,042    $ 24,735    $1,793,249
                           ==========  ==========    =========   ==========   =========    ========    ==========

Interest Sensitivity Gap   $ (481,094) $  (94,098)   $   1,028   $ (574,164)  $ 460,747    $520,185    $  406,768
                           ==========  ==========    =========   ==========   =========    ========    ==========

Cumulative Gap             $ (481,094) $ (575,192)   $(574,164)  $ (574,164)  $(113,417)   $406,768    $  406,768
                           ==========  ==========    =========   ==========   =========    ========    ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets               -21.87%     -26.14%      -26.10%      -26.10%      -5.16%      18.49%        18.49%

Management
  Adjustments                 700,046     (46,693)     (93,316)     560,037    (560,037)                        0
Off-Balance
  Sheet Activities         ----------  ----------    ---------   ----------   ---------    --------    ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities               $  218,952  $   78,161    $ (14,127)  $  (14,127)  $(113,417)   $406,768    $  406,768
                           ==========  ==========    =========   ==========   =========    ========    ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                 9.95%       3.55%       -0.64%       -0.64%      -5.16%      18.49%        18.49%

LIQUIDITY AND CAPITAL RESOURCES

United maintains, in the opinion of management, liquidity which is sufficient to satisfy its depositors' requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United are "core deposits." Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short- term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings that are secured by bank premises or stock of United's subsidiaries. United has no intention at this time to utilize any long-term funding sources other than FHLB advances and long-term certificate of deposits for funding in the normal course of business.

United has signed a definitive agreement to acquire all of the outstanding common stock of First Patriot Bankshares Corporation for $17.00 per share or approximately $39 million in cash. United has not yet finalized the sources of funding for this acquisition; however, it could involve a combination of funds currently available, short-term borrowings, and long-term borrowings. United believes it has adequate sources of funding available to complete this acquisition.

For the three months ended March 31, 1997, United generated $12.4 million of cash from operations, which is indicative of solid earnings performance. During the same period, net cash of $7.3 million was used in investing activities which was primarily due to $6.7 million of net purchases of securities. During the first three months of 1997 net cash of $4.6 million was used in financing activities, primarily due to the net repayment of approximately $54 million of FHLB advances, payment of approximately $5 million in cash dividends and $3.6 million for acquisitions of United shares under the stock repurchase program. These uses of funds were partially offset by a $52.5 million increase in deposits and a $5.2 million increase in other short-term borrowings. The net effect of this activity was an increase in cash and cash equivalents of $531 thousand for the first three months of 1997.

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

CAPITAL

Total shareholders' equity increased $1.1 million to $259.6 million, which is an increase of 0.42% from December 31, 1996. United's equity to assets ratio was 11.11% at both March 31, 1997 and December 31, 1996. Capital and reserves to total assets was 12.07% at both March 31, 1997 and December 31, 1996.

Cash dividends of $0.33 per common share for the first quarter of 1997 represent an increase of 10.0% over the $.30 paid for first quarter of 1996. Total cash dividends paid were approximately $5.0 million for the first quarter of 1997, an increase of 21.68% over the comparable period of 1996.

United seeks to maintain a proper relationship between capital and total assets in order to support growth and sustain earnings. United's average equity to average asset ratio was 11.37% at March 31, 1997 and 11.53 at March 31, 1996. United's risk-based capital ratios of 16.47% at March 31, 1997 and 16.52% at December 31, 1996, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 15.22% and 10.75%, respectively, at March 31, 1997, are also well above regulatory minimum requirements.