Form 10-Q
period 1997-06-30
UNITED BANKSHARES INC/WV
filed 1997-08-14
CIK 729986

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ----------------------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1997

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

                                          Yes  X     No
                                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class-- Common Stock, $2.50 Par Value; 14,956,827 shares outstanding as of July 31, 1997.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements

  Consolidated Balance Sheets (Unaudited) June 30, 1997
  and December 31, 1996 ....................................................5

  Consolidated Statements of Income (Unaudited) for the
  Three and Six Months Ended June 30, 1997 and 1996 ........................6

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Six Months Ended June 30, 1997 .......................7

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months Ended June 30, 1997 and 1996 ..........................8

  Notes to Consolidated Financial Statements ...............................9

Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................15

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings......................................Not Applicable

Item 2. Changes in Securities..................................Not Applicable

Item 3. Defaults Upon Senior Securities .......................Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held on Monday, May 19, 1997:

(b) Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

Item 5.  Other Information ....................................Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share...................22

          Exhibit 27 - Financial Data Schedule.............................23

     (b)  Reports on Form 8-K

                    None filed during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UNITED BANKSHARES, INC.
                                                 (Registrant)



Date  August 13, 1997                       /s/ Richard M. Adams
    _____________________                  ___________________________
                                           Richard M. Adams
                                           Chairman of the Board and
                                           Chief Executive Officer


Date  August 13, 1997                       /s/ Steven E. Wilson
    _____________________                  ___________________________
                                           Steven E. Wilson
                                           Executive Vice President,
                                           Secretary, Treasurer and Chief
                                           Financial Officer

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The June 30, 1997 and December 31, 1996, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 1997, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)                                                     June 30         December 31
                                                                                            1997             1996
                                                                                         ----------       -----------
ASSETS
     Cash and due from banks                                                             $   86,805       $   86,328
     Interest-bearing deposits with other banks                                                 358              195
     Federal funds sold                                                                                        2,997
                                                                                         ----------       ----------
         Total cash and cash equivalents                                                     87,163           89,520

     Securities available for sale at estimated fair
       value (amortized cost-$199,368 at June 30,
       1997 and $160,161 at December 31, 1996)                                              201,902          161,629
     Securities held to maturity (estimated fair value
       -$184,082 at June 30, 1997 and $173,697 at
       December 31, 1996)                                                                   181,872          170,702
     Loans
         Commercial, financial, and agricultural                                            254,367          248,762
         Real estate:
           Single family residential                                                        921,779          953,000
           Commercial                                                                       368,251          355,431
           Construction                                                                      50,680           42,343
           Other                                                                             21,678           19,748
         Installment                                                                        229,845          232,004
         Loans held for sale at estimated fair value                                              8            1,482
                                                                                         ----------       ----------
                                                                                          1,846,608        1,852,770
         Less: Unearned income                                                               (5,922)          (5,165)
                                                                                         ----------       ----------
         Loans, net of unearned income                                                    1,840,686        1,847,605
         Less: Allowance for loan losses                                                    (22,249)         (22,283)
                                                                                         ----------       ----------
         Net loans                                                                        1,818,437        1,825,322
     Bank premises and equipment                                                             33,294           33,550
     Interest receivable                                                                     14,231           13,508
     Other assets                                                                            35,882           32,646
                                                                                         ----------       ----------
                                          TOTAL ASSETS                                   $2,372,783       $2,326,877
                                                                                         ==========       ==========
LIABILITIES
     Domestic deposits:
         Noninterest-bearing                                                             $  249,144       $  261,048
         Interest-bearing                                                                 1,621,351        1,566,506
                                                                                         ----------       ----------

                                        TOTAL DEPOSITS                                    1,870,495        1,827,554
     Short-term borrowings:
         Federal funds purchased                                                             25,951            4,491
         Securities sold under agreements to repurchase                                      88,695           71,091
     Federal Home Loan Bank borrowings                                                       90,249          132,631
     Accrued expenses and other liabilities                                                  32,957           32,596
                                                                                         ----------       ----------
                                     TOTAL LIABILITIES                                    2,108,347        2,068,363

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value; Authorized -20,000,000 shares; issued -
         15,295,130 at June 30, 1997 and December 31, 1996, including 347,391 and 205,495 shares in treasury at June 30, 1997 and December 31,
         1996, respectively                                                                  38,238           38,238
     Surplus                                                                                 41,302           41,438
     Retained earnings                                                                      193,812          183,539
     Net unrealized holding gain on securities available
         for sale, net of deferred income taxes                                               1,647              954
     Treasury stock                                                                         (10,563)          (5,655)
                                                                                         ----------       ----------
                            TOTAL SHAREHOLDERS' EQUITY                                      264,436          258,514
                                                                                         ----------       ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $2,372,783       $2,326,877
                                                                                         ==========       ==========

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)                      Three Months Ended               Six Months Ended
                                                                 June 30                         June 30
                                                        ------------------------         ----------------------
                                                         1997             1996            1997             1996
                                                        ------           ------          ------           -----
INTEREST INCOME
     Interest and fees on loans                         $39,616          $36,716         $78,533          $74,008
     Interest on federal funds sold and
         other short-term investments                        55               76             118              291
     Interest and dividends on securities:
         Taxable                                          5,179            4,169           9,967            8,222
         Exempt from federal taxes                          495              566           1,027            1,194
                                                        -------          -------         -------          -------
                  TOTAL INTEREST INCOME                  45,345           41,527          89,645           83,715
                                                        -------          -------         -------          -------
INTEREST EXPENSE
     Interest on deposits                                17,872           15,745          34,824           31,543
     Interest on short-term borrowings                    1,130              901           2,014            1,825
     Interest on Federal Home Loan
      Bank borrowings                                       946              790           2,268            1,765
                                                        -------          -------         -------          -------
                 TOTAL INTEREST EXPENSE                  19,948           17,436          39,106           35,133
                                                        -------          -------         -------          -------
                    NET INTEREST INCOME                  25,397           24,091          50,539           48,582
PROVISION FOR POSSIBLE LOAN LOSSES                          550              949           1,150            1,560
                                                        -------          -------         -------          -------
    NET INTEREST INCOME AFTER PROVISION
               FOR POSSIBLE LOAN LOSSES                  24,847           23,142          49,389           47,022
                                                        -------          -------         -------          -------
OTHER INCOME
     Trust department income                                867              779           1,720            1,574
     Other charges, commissions, and fees                 2,968            2,836           5,854            5,436
     Income (loss) from mortgage banking
       operations                                           313           (1,903)            607           (1,780)
     Loss on sales of securities                                             (48)                             (48)
     Other income                                            54               64             103              127
                                                        -------          -------         -------          -------

                     TOTAL OTHER INCOME                   4,202            1,728           8,284            5,309
                                                        -------          -------         -------          -------
OTHER EXPENSES
     Salaries and employee benefits                       6,478            8,115          13,029           14,841
     Net occupancy expense                                1,489            1,683           2,921            3,061
     Other expense                                        5,575            8,394          11,219           15,102
                                                        -------          -------         -------          -------

                   TOTAL OTHER EXPENSES                  13,542           18,192          27,169           33,004
                                                        -------          -------         -------          -------

             INCOME BEFORE INCOME TAXES                  15,507            6,678          30,504           19,327

INCOME TAXES                                              5,387            5,414          10,336            9,974
                                                        -------          -------         -------          -------

                             NET INCOME                 $10,120          $ 1,264         $20,168          $ 9,353
                                                        =======          =======         =======          =======

Earnings per common share                                 $0.67            $0.08           $1.33            $0.61

Dividends per share                                       $0.33            $0.31           $0.66            $0.61

Average outstanding shares                           15,093,963       15,222,654      15,125,204       15,229,246

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES


(In thousands, except per share data)


                                                        Six Months Ended June 30, 1997
                          ---------------------------------------------------------------------------------------------------
                                                                                       Net
                                                                                    Unrealized
                                                                                     Holding
                               Common Stock                                          Gain on
                          -----------------------                                   Securities                     Total
                                           Par                        Retained      Available     Treasury      Shareholders'
                            Shares        Value         Surplus       Earnings       for Sale       Stock          Equity
                          ----------    ---------       -------       --------       --------     --------       ---------
Balance at
  January 1, 1997         15,295,130     $38,238        $41,438       $183,539         $954         ($5,655)       $258,514

Net income                                                              20,168                                       20,168

Cash dividends
  ($.66 per share)                                                      (9,895)                                      (9,895)

Net change in
  unrealized gain
  on securities
  available for sale                                                                    693                             693

Purchase of treasury
  stock (160,600
  shares)                                                                                            (5,469)         (5,469)

Common stock options
  exercised                                                (136)                                        561             425
                          ----------     -------        -------       --------       --------      --------      ----------

Balance at
  June 30, 1997           15,295,130     $38,238        $41,302       $193,812       $1,647        ($10,563)       $264,436
                          ==========     =======        =======       ========       ======        ========      ==========

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                 Six Months Ended
                                                                                      June 30
                                                                          -------------------------------
                                                                              1997                1996
                                                                          -----------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  19,155             $ 10,499

INVESTING ACTIVITIES
   Proceeds from maturities and calls of
      securities held to maturity                                            13,894               11,350
   Proceeds from sales of securities
      available for sale                                                                          50,076
   Proceeds from maturities and calls of
      securities available for sale                                          78,637               49,362
   Purchases of securities available for sale                              (117,796)             (81,662)
   Purchases of securities held to maturity                                 (25,000)             (63,375)
   Net purchase of bank premises and equipment                               (1,850)                (841)
   Changes in loans                                                           5,724              (54,171)
                                                                           --------             --------

NET CASH USED IN INVESTING ACTIVITIES                                       (46,391)             (89,261)
                                                                           --------             --------

FINANCING ACTIVITIES
   Cash dividends paid                                                       (9,815)              (8,300)
   Cash dividends paid by acquired banks                                                            (382)
   Acquisition of treasury stock                                             (5,469)                (829)
   Proceeds from exercise of stock options                                      425                  306
   Proceeds from Federal Home Loan Bank advances                            211,655              181,762
   Repayment of Federal Home Loan Bank advances                            (254,037)            (132,670)
   Acquisition of fractional shares                                                                   (2)
   Changes in:
      Deposits                                                               43,056              (10,750)
      Federal funds purchased and securities
         sold under agreements to repurchase                                 39,064               23,787
                                                                           --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    24,879               52,922
                                                                           --------             --------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,357)             (25,840)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             89,520               98,977
                                                                           --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  87,163             $ 73,137
                                                                          =========             ========


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

United does not expect application of the new rules to produce per share amounts that are materially different from amounts calculated under current rules. This statement is effective for financial periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented.

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

3.  SUBSEQUENT EVENT

On August 1, 1997, United acquired 100% of the outstanding common stock of with First Patriot Bankshares Corporation, Reston, Virginia ("Patriot") for cash consideration of $17.00 per share. The transaction, valued at approximately $39,220, is being accounted for using the purchase method of accounting. The acquisition is not expected to materially impact United's financial position or results of operations.

At June 30, 1997, Patriot had consolidated assets of approximately $192,932 and shareholders' equity of $15,419.

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                             June 30, 1997
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $112,420             $331            $444       $112,307
Mortgage-backed securities                              68,650              514             615         68,549
Marketable equity securities                             4,049            2,945                          6,994
Other                                                   14,249                2             199         14,052
                                                     ---------       ----------      ----------      ---------

Total                                                 $199,368           $3,792          $1,258       $201,902
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
                                                     =========       ==========      ==========      =========

The cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $1,647 and $954, net of deferred income taxes at June 30, 1997 and December 31, 1996, respectively.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                             June 30, 1997
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                            $93,771           $1,494           $127         $95,138
State and political subdivisions                        31,769            1,178             24          32,923
Mortgage-backed securities                              49,429              130            441          49,118
Other                                                    6,903                                           6,903
                                                     ---------       ----------     ----------      ----------

Total                                                 $181,872           $2,802           $592        $184,082
                                                     =========       ==========     ==========      ==========


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
                                                     =========        ==========     ==========      ==========

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $229,015 and $204,254 at June 30, 1997 and December 31, 1996, respectively.


5.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                         June 30     December 31
                                           1997        1996
                                         --------    -----------
    Loans past due 90 days or more
      and still accruing interest         $ 6,394     $ 5,831
    Nonaccrual loans                        5,939       4,361
                                          -------     -------

    Total nonperforming loans             $12,333     $10,192
                                          =======     =======

6.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                        Three Months Ended                Six Months Ended
                                                             June 30                          June 30
                                                     -----------------------           -----------------------
                                                       1997             1996             1997            1996
                                                     -------          -------          -------         ------
Balance at beginning of  period                      $22,282          $22,715          $22,283         $22,545
Provision charged to expense                             550              949            1,150           1,560
                                                     -------          -------          -------         -------
                                                      22,832           23,664           23,433          24,105

Loans charged-off                                       (772)          (1,182)          (1,456)         (1,781)
Less recoveries                                          189              241              272             399
                                                     -------          -------          -------         -------

Net Charge-offs                                         (583)            (941)          (1,184)         (1,382)
                                                     -------          -------          -------         -------

Balance at end of period                             $22,249          $22,723          $22,249         $22,723
                                                     =======          =======          =======         =======

The average recorded investment in impaired loans during the quarter ended June 30, 1997 and for the year ended December 31, 1996 was approximately $11,134 and $9,442, respectively. For the quarters ended June 30, 1997 and 1996, United recognized interest income on the impaired loans of approximately $182 and $84, respectively, substantially all of which was recognized using the accrual method of income recognition.

At June 30, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $12,111 (of which $5,939 were on a nonaccrual basis). Included in this amount is $5,508 of impaired loans for which the related allowance for loan losses is $993 and $6,603 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $395 and $408 for the three months ended June 30, 1997 and 1996, respectively, and $665 and $627 for the six months ended June 30, 1997 and 1996, respectively.

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

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

         The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 1997, and June 30, 1996, with the interest rate earned or paid on such amount.


                                                Three Months Ended                      Three Months Ended
                                                     June 30                                 June 30
                                                       1997                                    1996
                                           -------------------------------        -----------------------------
(Dollars in                                Average                    Avg.        Average                  Avg.
 Thousands)                                Balance        Interest    Rate        Balance      Interest    Rate
 ----------                                -------        --------    ----        -------      --------    ----
ASSETS

Earning Assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments                       $    4,186     $    55     5.27%       $    5,652   $    93     6.62%
  Investment Securities:
    Taxable                                   307,182       5,179     6.74%          273,126     4,169     6.11%
    Tax-exempt (1)                             32,538         760     9.35%           38,322       871     9.09%
                                           ----------     -------    ------       ----------   -------    ------
           Total Securities                   339,720       5,939     6.99%          311,448     5,040     6.47%
  Loans, net of unearned
    income (1) (2)                          1,863,672      39,953     8.59%        1,755,870    36,978     8.47%
  Allowance for loan
    losses                                    (22,233)                               (22,742)
                                           ----------                             ----------
  Net loans                                 1,841,439                 8.69%        1,733,128               8.58%
                                           ----------     -------    ------       ----------   -------    ------
Total earning assets                        2,185,345     $45,947     8.42%        2,050,228   $42,111     8.26%
                                                          -------    ------                    -------    ------
Other assets                                  143,691                                157,706
                                           ----------                             ----------
                TOTAL ASSETS               $2,329,036                             $2,207,934
                                           ==========                             ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                $1,628,947     $17,872     4.40%       $1,562,464   $15,745     4.05%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                                103,305       1,130     4.39%           86,002       901     4.22%
  FHLB advances                                63,486         946     5.98%           56,606       790     5.61%
                                           ----------     -------    ------       ----------   -------    ------
Total Interest-Bearing Funds                1,795,738      19,948     4.46%        1,705,072    17,436     4.12%
                                                          -------    ------                    -------    ------
  Demand deposits                             240,695                                222,386
  Accrued expenses and other
    liabilities                                30,154                                 26,868
                                           ----------                             ----------
           TOTAL LIABILITIES                2,066,587                              1,954,326
Shareholders' Equity                          262,449                                253,608
                                           ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $2,329,036                             $2,207,934
                                           ==========                             ==========

NET INTEREST INCOME                                       $25,999                              $24,675
                                                          =======                              =======

INTEREST SPREAD                                                       3.97%                                4.14%

NET INTEREST MARGIN                                                   4.76%                                4.84%


         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

         The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 1997, and June 30, 1996, with the interest rate earned or paid on such amount.


                                                Six Months Ended                         Six Months Ended
                                                     June 30                                 June 30
                                                       1997                                    1996
                                           -------------------------------        -----------------------------
(Dollars in                                Average                    Avg.        Average                  Avg.
 Thousands)                                Balance        Interest    Rate        Balance      Interest    Rate
 ----------                                -------        --------    ----        -------      --------    ----
ASSETS

Earning Assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments                       $    4,391     $   118     5.44%       $    8,971   $   291     6.56%
  Investment Securities:
    Taxable                                   300,184       9,967     6.64%          271,359     8,222     6.06%
    Tax-exempt (1)                             33,818       1,580     9.34%           39,731     1,837     9.24%
                                           ----------     -------    ------       ----------   -------    ------
           Total Securities                   334,002      11,547     6.91%          311,090    10,059     6.47%
  Loans, net of unearned
    income (1) (2)                          1,856,788      79,192     8.57%        1,747,681    74,629     8.63%
  Allowance for loan
    losses                                    (22,252)                               (22,713)
                                           ----------                             ----------
  Net loans                                 1,834,536                 8.68%        1,724,968               8.75%
                                           ----------     -------    ------       ----------   -------    ------
Total earning assets                        2,172,929     $90,857     8.40%        2,045,029   $84,979     8.39%
                                                          -------    ------                    -------    ------
Other assets                                  141,584                                155,061
                                           ----------                             ----------
                TOTAL ASSETS               $2,314,513                             $2,200,090
                                           ==========                             ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                $1,610,529     $34,824     4.36%       $1,542,164   $31,543     4.14%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                                 93,246       2,014     4.35%           84,239     1,825     4.38%
  FHLB advances                                78,316       2,268     5.84%           64,799     1,765     5.51%
                                           ----------     -------    ------       ----------   -------    ------
Total Interest-Bearing Funds                1,782,091      39,106     4.43%        1,691,202    35,133     4.20%
                                                          -------    ------                    -------    ------
  Demand deposits                             240,395                                227,663
  Accrued expenses and other
    liabilities                                30,011                                 28,011
                                           ----------                             ----------
           TOTAL LIABILITIES                2,052,537                              1,946,876
Shareholders' Equity                          262,016                                253,214
                                           ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $2,314,513                             $2,200,090
                                           ==========                             ==========

NET INTEREST INCOME                                       $51,751                              $49,846
                                                          =======                              =======

INTEREST SPREAD                                                       3.97%                                4.19%

NET INTEREST MARGIN                                                   4.77%                                4.92%


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

OVERVIEW

Net income for the first half of 1997 was $20.17 million or $1.33 per share compared to $9.35 million or $0.61 per share for the first half of 1996. This represents a 115.72% increase in net income and a 118.03% increase in earnings per share. United's annualized return on average assets was 1.76% and return on average shareholders' equity was 15.52% as compared 0.85% and 7.45% for 1996, respectively.

United has strong core earnings driven by a net interest margin of 4.77% for the first six months of 1997. Net interest income increased by $1.96 million or 4.03% for the first six months of 1997 as compared to the same period for 1996. The provision for loan losses decreased $410 thousand or 26.28% when comparing the first six months of 1997 to the first six months of 1996. Noninterest income, including income from mortgage banking operations, increased $2.97 million or 56.03% for the first six months of 1997 when compared to the first six months of 1996. Noninterest expenses decreased $5.83 million or 17.68% for the first six months compared to the same period in 1996. The effective tax rate for the three months and six months ended June 30, 1997 approximated 34%.

Total assets were $2.37 billion at June 30, 1997, up $45.91 million or 1.97% compared with year-end, and up 4.26% from June 30, 1996. Loans, net of unearned income, reflected a $6.92 million decrease while investment securities reflected a $51.44 million increase for the second quarter of 1997 as compared with year-end 1996 as a result of United's securitization of approximately $46 million of fixed rate mortgage loans during the second quarter of 1997. Other assets increased $3.24 million while cash and cash equivalents declined $2.36 million. All other categories of assets were moderately flat compared to year-end 1996.

Total deposits grew $42.94 million or 2.35% from year-end due to United's continued offering of new deposit products introduced in late 1996. Since December 31, 1996, United has realized an increase of $54.85 million in interest-bearing deposits that resulted from a combination of overall deposit growth and a shift of approximately $12 million from noninterest-bearing to interest-bearing deposits. United's short-term borrowings increased $39.06 million while its FHLB borrowings decreased $42.38 million as United utilized the increase in deposits to pay down the higher cost FHLB borrowings. Accrued expenses and other liabilities remained virtually flat to year-end 1996 with an increase of only 1.11%.

Shareholders' equity increased $5.9 million or 2.29% as compared with December 31, 1996. United continues to maintain an appropriate balance between capital adequacy and return to shareholders. A primary tool used for capital management has been the common stock repurchase program. At June 30, 1997, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well- capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $1.31 million or 5.42% in the second quarter of 1997 and $1.96 million or 4.03% for the first six months of 1997, when compared to the same periods of 1996. The net interest margin continues to drive United's core profitability and momentum. The increases were primarily attributable to higher levels of average earning assets of $135 million for the second quarter of 1997 and $128 million for the first half of 1997, when compared to the second quarter and first half of 1996, respectively. United's tax-equivalent net interest margin was 4.76% and 4.77% for the second quarter and first six months of 1997, respectively. For the quarter ended June 30, 1997, United's net interest margin was 2 basis points lower than the immediately preceding quarter, and 8 basis points less than the second quarter of 1996. The lower net interest margin from one year ago was the result of increased average deposit and wholesale funding balances at higher rates offset by a smaller increase in the yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

For the quarters ended June 30, 1997 and 1996, the provision for loan losses was $550 thousand and $949 thousand, respectively, while the first six months provisions were $1.15 million for 1997 as compared to $1.56 million for 1996. The allowance for loan losses as a percentage of loans, net of unearned income, approximated 1.21% at June 30, 1997 and December 31, 1996, and 1.27% at June 30, 1996. Charge-offs exceeded recoveries during the second quarter of 1997 and 1996 and resulted in net charge-offs of $583 thousand and $941 thousand, respectively. Charge-offs exceeded recoveries by $1.18 million for the first six months of 1997 as compared to net charge-offs of $1.38 million for the first six months of 1996. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses. Loans, net of unearned income, decreased by $6.92 million or 0.37% as compared to year-end 1996 as a result of the loan securitization that occurred during the second quarter. Approximately $46 million of fixed rate mortgage loans were subject to a swap transaction whereby the loans were sold and replaced with U.S. Government Agency investment securities in the available for sale category.

United's continued excellent credit quality is evidenced by the low level of nonperforming assets at June 30, 1997. Nonperforming loans increased $2.14 million or 21.01% to $12.33 million at June 30, 1997 compared to $10.19 million at year-end 1996 primarily due to several individually insignificant commercial and consumer loans being classified as nonaccrual during the quarter. These loans are adequately collateralized and management does not expect any significant losses related to these loans. Nonperforming loans, as a percentage of loans, net of unearned income, increased from 0.55% to 0.67% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $563 thousand or 9.66% during the first six months of 1997 and nonaccrual loans increased $1.58 million or 36.18% since year-end 1996. Total nonperforming assets of $14.23 million, including OREO of $1.90 million at June 30, 1997, represented 0.60% of total assets, which was equal to the ratio at March 31, 1997 and June 30, 1996, but slightly higher than the 0.53% at December 31, 1996.

As of June 30, 1997, the ratio of the allowance for loan losses to nonperforming loans was 180.4% as compared to 218.6% as of December 31, 1996. Management believes that the allowance for loan losses of $22.25 million as of June 30, 1997, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $2.47 million or 143.14% for the second quarter of 1997 when compared to the second quarter of 1996. Additionally, the $8.28 million of noninterest income for the first six months of 1997, reflects an increase of $2.97 million or 56.03% over the first six months of 1996. Excluding income from mortgage banking operations, noninterest income increased $258 thousand or 7.11% for the second quarter and $588 thousand or 8.29% for the first half of 1997, primarily due to a combination of Eagle's former offices conforming to United's higher fee structure and a higher volume of customer transactions on accounts which are subject to a fee.

The overall increase in noninterest income was primarily due to an increase in income from mortgage banking operations due a loan securitization of approximately $46 million during the quarter, with slight increases in the categories of return check charges, bankcard income and trust department commissions as a result of increased transactions in those areas.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $4.65 million or 25.56% and $5.83 million or 17.68% for the quarter and six months ended June 30, 1997, as compared to the same periods in 1996.

Total salaries and benefits decreased by 20.17% or $1.64 million and 12.21% or $1.81 million for the second quarter and first six months of 1997 when compared to the same periods of 1996. The higher salaries and benefits costs for 1996 were attributable to severance and benefit pay of displaced Eagle executive officers and employees at locations where United consolidated certain branches.

Net occupancy expense for the second quarter and first six months of 1997 decreased by $194 thousand or 11.54% and $140 thousand or 4.58%, respectively, when compared to the second quarter and first six months of 1996. The overall decline in net occupancy expense for the second quarter and first half of 1997 was primarily due to a decrease in building rental expense and to lower utility bills and building maintenance.

Other expenses decreased $2.82 million or 33.58% and $3.88 million or 25.71% for the second quarter and first six months of 1997, as compared to the same periods of 1996. This overall decrease was primarily due to decreases in advertising costs, merger related legal and accounting fees, FDIC insurance, OREO expense, gains on sale of assets, office supply expense and data processing fees. Most other major categories of other expense were flat for the period.

LIQUIDITY AND CAPITAL RESOURCES

United maintains, in the opinion of management, liquidity which is sufficient to satisfy its depositors' requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is "core deposits." Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.

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

On August 1, 1997, United acquired all of the outstanding common stock of First Patriot Bankshares Corporation for $17.00 per share or approximately $39 million in cash. United will utilize FHLB advances to fund this acquisition and anticipates that income from continuing operations will provide a significant source of funds to repay the borrowing.

For the six months ended June 30, 1997, United generated $19.16 million of cash from operations, which is indicative of solid earnings performance. Cash from operations for the six months ended June 30, 1997, included, among other things, approximately $72 million of proceeds from the sale of loans held for sale. During the same period, net cash of $46.39 million was used in investing activities which was primarily due to $50.27 million of net purchases of securities. During the first six months of 1997 net cash of $24.88 million was provided for by financing activities, primarily due to a $43.06 million increase in deposits and a $39.06 increase in other short-term borrowings. These sources of funds were partially offset by the net repayment of approximately $42.38 million of FHLB advances, payment of approximately $9.90 million in cash dividends and $5.47 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $2.36 million for the first six months of 1997.

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

At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. At June 30, 1997, the results of United's internal interest sensitivity analysis indicated that United was liability sensitive (liabilities reprice more quickly than assets) in the one year horizon. United, however, has not experienced the kind of repricing pattern indicated from the cumulative gap because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adjusted to show the results of management's assumption that the retail deposit base is less sensitive to interest rate changes and reprices in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $65.7 million or 2.96% of the cumulative gap to related total earning assets.

The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime-linked loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh
(FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. At June 30, 1997, United had $90.25 million in FHLB advances, which declined from $132.63 million at December 31, 1996, as United utilized funds available from lower cost deposits to pay down FHLB borrowings during the first six months of 1997.

     The following table shows the interest rate sensitivity GAP as of June 30, 1997:


Interest Rate Sensitivity Gap

                                          Days
                           ----------------------------------       Total        1 - 5       Over 5
                              0 - 90     91 - 180   181 - 365     One Year       Years       Years        Total
                           ----------------------- ----------    ----------   ----------   ----------   ----------
                                                             (In Thousands)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
     securities purchased
     under agreements to
     resell and other short-
     term investments       $      358                           $      358                             $      358
  Investment and Marketable
     Equity Securities:
       Taxable                  12,973   $  10,731  $  17,813        41,517    $ 114,625     $195,863      352,005
       Tax-exempt                  723       1,161      1,418         3,302       11,768       16,699       31,769
  Loans, net of unearned
     income                    581,818     142,278    269,762       993,858      523,206      323,622    1,840,686
                             ---------   ---------  ---------    ----------    ---------     --------   ----------

Total Interest-Earning
  Assets                    $  595,872   $ 154,170  $ 288,993    $1,039,035    $ 649,599     $536,184   $2,224,818
                             =========    ========  =========    ==========    =========     ========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                $  701,965                           $  701,965                             $  701,965
  Time deposits of
    $100,000 & over             36,746   $  30,051  $  39,220       106,017    $  53,863     $    634      160,514
  Other time deposits          192,011     158,427    147,115       497,553      258,339        2,980      758,872
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                  114,646                              114,646                                114,646
  FHLB advances                 86,600                               86,600                     3,649       90,249
                           -----------   ---------   ---------   ----------    ---------     --------   ----------

Total Interest-Bearing
  Funds                     $1,131,968   $ 188,478   $ 186,335   $1,506,781    $ 312,202     $  7,263   $1,826,246
                            ==========   =========   =========   ==========    =========     ========   ==========

Interest Sensitivity Gap    $ (536,096)  $ (34,308)  $ 102,658   $ (467,746)   $ 337,397     $528,921   $  398,572
                            ==========   =========   =========   ==========    =========     ========   ==========

Cumulative Gap              $ (536,096)  $(570,404)  $(467,746)  $ (467,746)   $(130,349)    $398,572   $  398,572
                            ==========   =========   =========   ==========    =========     ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                -24.10%     -25.64%     -21.02%      -21.02%       -5.86%       17.91%       17.91%

Management
  Adjustments                  666,866     (44,480)    (88,893)     533,493     (533,493)                        0
Off-Balance
  Sheet Activities
                            ----------   ---------   ---------   ----------    ---------     --------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                $  130,770   $  51,982   $  65,747   $   65,747    $(130,349)    $398,572   $  398,572
                            ==========   =========   =========   ==========    =========     ========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                  5.88%       2.34%       2.96%        2.96%       -5.86%       17.91%       17.91%

INCOME TAXES

Income tax expense for the three months ended June 30, 1997 and 1996 was $5.39 million and $5.41 million, respectively. Income tax expense for the six months ended June 30, 1997 and 1996 was $10.34 million and $9.97 million, respectively. Income tax expense for the second quarter and first six months of 1996 included $3.09 million of one-time bad debt recapture in connection with the Eagle merger, which was offset by decreased pretax income. However, as a result of legislation passed during the third quarter of 1996, United was relieved of the $3.09 million of additional income tax expense recorded in the second quarter of 1996, that related to bad debt recapture associated with the Eagle Bancorp, Inc.

CAPITAL

Total shareholders' equity increased $5.92 million to $264.44 million, which is an increase of 2.29% from December 31, 1996. United's equity to assets ratio was 11.11% at both June 30, 1997 and December 31, 1996. Capital and reserves to total assets was 12.05% at June 30, 1997 and 12.07% at December 31, 1996.

Cash dividends of $0.33 per common share for the second quarter of 1997 and $0.66 for the six month period ended June 30, 1997, represent increases of 6.45% and 8.20%, respectively, over the $.31 paid for second quarter of 1996 and $0.61 paid for the first six months of 1996. Total cash dividends paid were approximately $4.93 million for the second quarter of 1997 and $9.90 million for the first six months of 1997, an increase of 4.98% and 19.22% over the comparable periods of 1996.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average assets ratio was 11.32% at June 30, 1997 and 11.51% at June 30, 1996. United's risk-based capital ratios of 16.50% at June 30, 1997 and 16.52% at December 31, 1996, are both significantly higher than the minimum regulatory requirements. United's tier I capital and leverage ratios of 15.25% and 10.78%, respectively, at June 30, 1997, are also well above regulatory minimum requirements.