Form 10-Q
period 1997-09-30
UNITED BANKSHARES INC/WV
filed 1997-11-13
CIK 729986

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended SEPTEMBER 30, 1997

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

Class-- Common Stock, $2.50 Par Value; 14,966,506 shares outstanding as of OCTOBER 31, 1997.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements

  Consolidated Balance Sheets (Unaudited) September 30, 1997
  and December 31, 1996 ....................................................5

  Consolidated Statements of Income (Unaudited) for the
  Three and Nine Months Ended September 30, 1997 and 1996 ..................6

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Nine Months Ended September 30, 1997 .................7

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months Ended September 30, 1997 and 1996 ....................8

  Notes to Consolidated Financial Statements ...............................9

Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................16

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings......................................Not Applicable

Item 2. Changes in Securities..................................Not Applicable

Item 3. Defaults Upon Senior Securities .......................Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders...Not Applicable

Item 5.  Other Information ....................................Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share...................23

          Exhibit 27 - Financial Data Schedule.............................24

     (b)  Reports on Form 8-K

                  On September 11, 1997, United Bankshares, Inc. announced the signing of a definitive agreement to merge with George Mason Bankshares, Inc.

                  On November 7, 1997, United Bankshares, Inc. filed pro forma financial information in connection with the pending merger of United Bankshares, Inc. and George Mason Bankshares, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED BANKSHARES, INC.
                                            -----------------------
                                                 (Registrant)

Date November 13, 1997                      /s/ Richard M. Adams
     ---------------------                  ---------------------
                                            Richard M. Adams
                                            Chairman of the Board and
                                            Chief Executive Officer

Date November 13, 1997                      /s/ Steven E. Wilson
     ---------------------                  ---------------------
                                            Steven E. Wilson
                                            Executive Vice President,
                                            Secretary, Treasurer and Chief
                                            Financial Officer

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 1997 and December 31, 1996, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1997, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)                                                   September 30      December 31
                                                                                            1997             1996
                                                                                        ------------      -----------
ASSETS
     Cash and due from banks                                                             $   80,712       $   86,328
     Interest-bearing deposits with other banks                                                  50              195
     Federal funds sold                                                                                        2,997
                                                                                         ----------       ----------
         Total cash and cash equivalents                                                     80,762           89,520

     Securities available for sale at estimated fair
       value (amortized cost-$266,521 at September 30,
       1997 and $160,161 at December 31, 1996)                                              273,440          161,629
     Securities held to maturity(estimated fair value
       -$179,082 at September 30, 1997 and $173,697 at
       December 31, 1996)                                                                   175,914          170,702
     Loans
         Commercial, financial, and agricultural                                            289,005          248,762
         Real estate:
           Single family residential                                                        913,650          953,000
           Commercial                                                                       416,780          355,431
           Construction                                                                      78,136           42,343
           Other                                                                             22,884           19,748
         Installment                                                                        236,789          232,004
         Loans held for sale at estimated fair value                                          4,248            1,482
                                                                                         ----------       ----------
                                                                                          1,961,492        1,852,770
         Less: Unearned income                                                               (6,919)          (5,165)
                                                                                         ----------       ----------
         Loans, net of unearned income                                                    1,954,573        1,847,605
         Less: Allowance for loan losses                                                    (24,941)         (22,283)
                                                                                         ----------       ----------
         Net loans                                                                        1,929,632        1,825,322
     Bank premises and equipment                                                             40,138           33,550
     Interest receivable                                                                     17,138           13,508
     Other assets                                                                            64,001           32,646
                                                                                         ----------       ----------

                                          TOTAL ASSETS                                   $2,581,025       $2,326,877
                                                                                         ==========       ==========
LIABILITIES
     Domestic deposits:
         Noninterest-bearing                                                             $  269,645       $  261,048
         Interest-bearing                                                                 1,747,952        1,566,506
                                                                                         ----------       ----------

                                        TOTAL DEPOSITS                                    2,017,597        1,827,554
     Short-term borrowings:
         Federal funds purchased                                                             23,292            4,491
         Securities sold under agreements to repurchase                                     117,554           71,091
     Federal Home Loan Bank borrowings                                                      108,889          132,631
     Accrued expenses and other liabilities                                                  41,206           32,596
                                                                                         ----------       ----------

                                     TOTAL LIABILITIES                                    2,308,538        2,068,363

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value; Authorized -20,000,000 shares; issued -
         15,295,130 at September 30, 1997 and December 31, 1996, including
         344,418 and 205,495 shares in treasury at September 30, 1997 and
         December 31, 1996, respectively                                                     38,238           38,238
     Surplus                                                                                 41,239           41,438
     Retained earnings                                                                      199,072          183,539
     Net unrealized holding gain on securities available
         for sale, net of deferred income taxes                                               4,497              954
     Treasury stock                                                                         (10,559)          (5,655)
                                                                                         ----------       ----------

                            TOTAL SHAREHOLDERS' EQUITY                                      272,487          258,514
                                                                                         ----------       ----------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $2,581,025       $2,326,877
                                                                                         ==========       ==========

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)                     Three Months Ended                Nine Months Ended
                                                             September 30                      September 30
                                                        -----------------------          ------------------------
                                                         1997             1996            1997              1996
                                                        ------           ------          ------            ------
INTEREST INCOME
     Interest and fees on loans                         $41,266          $38,844         $119,799         $112,852
     Interest on federal funds sold and
         other short-term investments                        32               53              150              344
     Interest and dividends on securities:
         Taxable                                          7,073            5,166           17,040           13,388
         Exempt from federal taxes                          454              546            1,481            1,740
                                                        -------          -------         --------         --------

                  TOTAL INTEREST INCOME                  48,825           44,609          138,470          128,324
                                                        -------          -------         --------         --------
INTEREST EXPENSE
     Interest on deposits                                19,298           15,921           54,122           47,464
     Interest on short-term borrowings                    1,535              970            3,549            2,795
     Interest on Federal Home Loan
      Bank borrowings                                     1,120            1,974            3,388            3,739
                                                        -------          -------         --------         --------

                 TOTAL INTEREST EXPENSE                  21,953           18,865           61,059           53,998
                                                        -------          -------         --------         --------

                    NET INTEREST INCOME                  26,872           25,744           77,411           74,326
PROVISION FOR LOAN LOSSES                                 1,000              600            2,150            2,160
                                                        -------          -------         --------         --------

              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES                  25,872           25,144           75,261           72,166
                                                        -------          -------         --------         --------
OTHER INCOME
     Trust department income                                930              793            2,650            2,367
     Other charges, commissions, and fees                 3,114            2,898            8,968            8,334
     Income (loss) from mortgage banking
       operations                                         1,858              877            2,465             (903)
     Loss on sales of securities                                             (50)                              (98)
     Other income                                           282               37              385              164
                                                        -------          -------         --------         --------

                     TOTAL OTHER INCOME                   6,184            4,555           14,468            9,864
                                                        -------          -------         --------         --------
OTHER EXPENSES
     Salaries and employee benefits                       7,059            7,236           20,088           22,077
     Net occupancy expense                                1,605            1,440            4,526            4,501
     Other expense                                        7,599            7,864           18,818           22,966
                                                        -------          -------         --------         --------

                   TOTAL OTHER EXPENSES                  16,263           16,540           43,432           49,544
                                                        -------          -------         --------         --------

             INCOME BEFORE INCOME TAXES                  15,793           13,159           46,297           32,486

INCOME TAXES                                              5,448            1,936           15,784           11,910
                                                        -------          -------         --------         --------

                             NET INCOME                 $10,345          $11,223         $ 30,513         $ 20,576
                                                        =======          =======         ========         ========

Earnings per common share                                 $0.68            $0.74            $2.01            $1.35

Dividends per share                                       $0.34            $0.31            $1.00            $0.92

Average outstanding shares                           15,147,561       15,222,497       15,134,004       15,227,962

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)

                                                     Nine Months Ended September 30, 1997
                          ----------------------------------------------------------------------------------------------------
                                                                                       Net
                                                                                    Unrealized
                                                                                     Holding
                               Common Stock                                          Gain on
                          -----------------------                                   Securities                      Total
                                           Par                        Retained      Available       Treasury     Shareholders'
                            Shares        Value         Surplus       Earnings       for Sale         Stock         Equity
                          ----------    ---------       -------       --------      ----------      --------     -------------
Balance at
  January 1, 1997         15,295,130     $38,238        $41,438       $183,539         $  954       ($5,655)       $258,514

Net income                                                              30,513                                       30,513

Cash dividends
  ($1.00 per share)                                                    (14,980)                                     (14,980)

Net change in
  unrealized gain
  on securities
  available for sale                                                                    3,543                         3,543

Purchase of treasury
  stock (167,100
  shares)                                                                                            (5,754)         (5,754)

Sale of treasury
  stock (85 shares)                                                                                       4               4

Common stock options
  exercised                                                (199)                                        846             647
                          ----------     -------        -------       --------       --------      --------      ----------

Balance at
  September 30, 1997      15,295,130     $38,238        $41,239       $199,072        $ 4,497      ($10,559)       $272,487
                          ==========     =======        =======       ========        =======      ========      ==========

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                                Nine Months Ended
                                                                                   September 30
                                                                          ------------------------------
                                                                            1997                  1996
                                                                          --------              --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 28,519              $ 55,556

INVESTING ACTIVITIES
   Proceeds from maturities and calls of
      securities held to maturity                                           20,006                18,838
   Proceeds from sales of securities
      available for sale                                                                          79,748
   Proceeds from maturities and calls of
      securities available for sale                                         114,126               67,619
   Purchases of securities available for sale                              (183,045)            (113,944)
   Purchases of securities held to maturity                                 (25,119)             (78,135)
   Net cash paid for acquired subsidiary                                    (28,929)
   Net purchase of bank premises and equipment                               (2,478)              (1,543)
   Changes in loans                                                          27,764              (98,276)
                                                                           --------             --------

NET CASH USED IN INVESTING ACTIVITIES                                       (77,675)            (125,693)
                                                                           --------             --------
FINANCING ACTIVITIES
   Cash dividends paid                                                      (14,745)             (12,997)
   Cash dividends paid by acquired banks                                                            (382)
   Acquisition of treasury stock                                             (5,754)                (829)
   Proceeds from exercise of stock options                                      647                  489
   Proceeds from Federal Home Loan Bank advances                            255,077              264,092
   Repayment of Federal Home Loan Bank advances                            (279,079)            (199,005)
   Proceeds from sale of treasury stock                                           4
   Acquisition of fractional shares                                                                   (3)
   Changes in:
      Deposits                                                               34,201               (1,842)
      Federal funds purchased and securities
         sold under agreements to repurchase                                 50,047               16,338
                                                                           --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    40,398               65,861
                                                                           --------             --------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (8,758)              (4,276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             89,520               98,977
                                                                           --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  80,762             $ 94,701
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

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, (SFAS No. 128), "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, (APB No. 15), "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computation.

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

The new rules have not had a material effect on United's financial position and results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.

In June 1997, the FASB issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income." This statement which is effective for years beginning after December 15, 1997, requires the reporting of comprehensive income and its components. United is reviewing the components of comprehensive income as outlined by SFAS No. 130 and plans to disclose the information as required.

In June 1997, the FASB issued Statement No. 131, (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosures are required for years beginning after December 15, 1997.

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

3.  MERGERS AND ACQUISITIONS

On August 1, 1997, United acquired 100% of the outstanding common stock of First Patriot Bankshares Corporation, Reston, Virginia ("Patriot") for cash consideration of approximately $39,220. The transaction is being accounted for using the purchase method of accounting. The acquisition is not expected to materially impact United's financial position or results of operations.

At consummation, Patriot had assets of approximately $211 million, loans, net of unearned income, of $135 million, deposits of $154 million and shareholders' equity of $11 million, all of which reflected purchase accounting adjustments.

United has entered into an agreement with George Mason Bankshares, Inc., Fairfax, Virginia ("George Mason") to exchange 0.85 share of United common stock for each of the approximate 5,134,000 common shares of George Mason. The transaction, valued at approximately $215 million at the time of announcement, will be accounted for using the pooling of interests method of accounting. It is anticipated that the proposed acquisition will be consummated early in the second quarter of 1998.

The following represents selected pro forma financial information regarding the effects of the transaction as though United and George Mason had been combined during all periods presented:

                                               September 30,  December 31,
                                                   1997           1996
                                               -------------  ------------
               Total interest income            $  185,724     $  226,085
               Total interest expense               85,009         99,449
               Net interest income                 100,715        126,636
               Income before income taxes           54,986         57,158
               Income from continuing
                 operations                         36,447         37,395
               Earnings per common share              1.85           1.90
               Return on average assets               1.49%          1.24%
               Return on average equity              14.62%         11.83%
               Loans, net of unearned income     2,449,685      2,294,201
               Total assets                      3,550,603      3,199,347
               Total deposits                    2,777,924      2,521,148
               Total equity                        343,141        322,858

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

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                        September 30, 1997
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $138,655        $     419       $     231       $138,843
Mortgage-backed securities                             107,622            1,418             192        108,848
Marketable equity securities                             4,181            5,612                          9,793
Other                                                   16,063                2             109         15,956
                                                     ---------       ----------      ----------      ---------

Total                                                 $266,521        $   7,451       $     532       $273,440
                                                     =========       ==========      ==========      =========



                                                                         December 31, 1996
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $115,018        $     443       $     444       $115,017
Mortgage-backed securities                              24,982               92             565         24,509
Marketable equity securities                             3,655            2,158                          5,813
Other                                                   16,506                7             223         16,290
                                                     ---------       ----------      ----------      ---------

Total                                                 $160,161        $   2,700       $   1,232       $161,629
                                                     =========       ==========      ==========      =========

The cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $4,497 and $954, net of deferred income taxes at September 30, 1997 and December 31, 1996, respectively.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                          September 30, 1997
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $ 92,853       $   1,976        $      60       $ 94,769
State and political subdivisions                        29,834           1,337               18         31,153
Mortgage-backed securities                              46,195             208              275         46,128
Other                                                    7,032                                           7,032
                                                     ---------       ----------       ----------     ---------

Total                                                 $175,914        $   3,521        $     353      $179,082
                                                     =========       ==========       ==========     =========

                                                                          December 31, 1996
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $ 77,704       $   2,131        $      87      $  79,748
State and political subdivisions                        36,136           1,487               32         37,591
Mortgage-backed securities                              54,977             250              754         54,473
Other                                                    1,885                                           1,885
                                                     ---------      ----------       ----------     ----------

Total                                                 $170,702       $   3,868        $     873       $173,697
                                                     =========      ==========       ==========     ==========

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $280,839 and $204,254 at September 30, 1997 and December 31, 1996, respectively.

5.  NONPERFORMING LOANS

    Nonperforming loans are summarized as follows:

                                        September 30    December 31
                                            1997            1996
                                        ------------    -----------
    Loans past due 90 days or more
      and still accruing interest         $12,155         $ 5,831
    Nonaccrual loans                        6,187           4,361
                                          -------         -------

    Total nonperforming loans             $18,342         $10,192
                                          =======         =======

6.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                        Three Months Ended                Nine Months Ended
                                                           September 30                      September 30
                                                     ------------------------          -----------------------
                                                       1997             1996             1997            1996
                                                     -------          -------          -------         -------
Balance at beginning of  period                      $22,249          $22,723          $22,283         $22,545
Allowance of purchased subsidiary                      2,695                             2,695
Provision charged to expense                           1,000              600            2,150           2,160
                                                     -------          -------          -------         -------
                                                      25,944           23,323           27,128          24,705

Loans charged-off                                     (1,143)            (695)          (2,599)         (2,476)
Less recoveries                                          140               77              412             476
                                                     -------          -------          -------         -------

Net Charge-offs                                       (1,003)            (618)          (2,187)         (2,000)
                                                     -------          -------          -------         -------

Balance at end of period                             $24,941          $22,705          $24,941         $22,705
                                                     =======          =======          =======         =======

The average recorded investment in impaired loans during the quarter ended September 30, 1997 and for the year ended December 31, 1996 was approximately $12,156 and $9,442, respectively. For the quarters ended September 30, 1997 and 1996, United recognized interest income on the impaired loans of approximately $283 and $349, respectively, substantially all of which was recognized using the accrual method of income recognition.

At September 30, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $12,202 (of which $6,187 were on a nonaccrual basis). Included in this amount is $5,209 of impaired loans for which the related allowance for loan losses is $1,198 and $6,993 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $608 and $514 for the three months ended September 30, 1997 and 1996, respectively, and $1,273 and $1,141 for the nine months ended September 30, 1997 and 1996, respectively.

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

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

         The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30,1997, and September 30, 1996, with the interest rate earned or paid on such amount.

                                                  Three Months Ended                    Three Months Ended
                                                     September 30                          September 30
                                                         1997                                  1996
                                           -------------------------------        -----------------------------
(Dollars in                                Average                    Avg.        Average                  Avg.
 Thousands)                                Balance        Interest    Rate        Balance      Interest    Rate
assets

Earning assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments                       $    1,904     $    32     6.72%       $    3,731   $    53     5.65%
  Investment securities:
    Taxable                                   403,567       7,073     7.01%          309,680     5,166     6.64%
    Tax-exempt (1)                             30,331         698     9.14%           37,344       840     9.00%
                                           ----------     -------    ------       ----------   -------    ------
           Total securities                   433,898       7,771     7.16%          347,024     6,006     6.92%
  Loans, net of unearned
    income (1) (2)                          1,907,484      41,584     8.74%        1,820,267    39,135     8.55%
  Allowance for loan
    losses                                    (23,923)                               (22,702)
                                           ----------                             ----------
  Net loans                                 1,883,561                 8.85%        1,797,565               8.66%
                                           ----------     -------    ------       ----------   -------    ------
Total earning assets                        2,319,363     $49,387     8.53%        2,148,328   $45,194     8.38%
                                                          -------    ------                    -------    ------
Other assets                                  168,863                                175,834
                                           ----------                             ----------
                Total assets               $2,488,226                             $2,324,154
                                           ==========                             ==========

Liabilities

Interest-bearing funds:
  Interest-bearing deposits                $1,708,652     $19,298     4.53%       $1,522,991   $15,921     4.16%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                                132,698       1,535     4.64%           84,972       970     4.54%
  FHLB advances                                75,119       1,120     5.98%          143,228     1,974     5.48%
                                           ----------     -------    ------       ----------   -------    ------
Total interest-bearing funds                1,916,469      21,953     4.59%        1,751,191    18,865     4.29%
                                                          -------    ------                    -------    ------
  Demand deposits                             267,503                                276,997
  Accrued expenses and other
    liabilities                                34,269                                 42,006
                                           ----------                             ----------
           Total liabilities                2,218,241                              2,070,194
Shareholders' equity                          269,985                                253,960
                                           ----------                             ----------
       Total liabilities and
        shareholders' equity               $2,488,226                             $2,324,154
                                           ==========                             ==========

Net interest income                                       $27,434                              $26,329
                                                          =======                              =======

Interest spread                                                       3.94%                                4.09%

Net interest margin                                                   4.73%                                4.88%

         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

         The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 1997, and September 30, 1996, with the interest rate earned or paid on such amount.

                                                   Nine Months Ended                     Nine Months Ended
                                                     September 30                          September 30
                                                          1997                                 1996
                                           -------------------------------        -----------------------------
(Dollars in                                Average                    Avg.        Average                  Avg.
 Thousands)                                Balance        Interest    Rate        Balance      Interest    Rate
ASSETS

Earning assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments                       $    3,553     $    150    5.66%       $    8,796   $    344    5.22%
  Investment securities:
    Taxable                                   335,024       17,040    6.78%          284,133     13,388    6.28%
    Tax-exempt (1)                             32,643        2,278    9.28%           38,935      2,677    9.17%
                                           ----------     --------   ------       ----------   --------   ------
           Total securities                   367,667       19,318    7.00%          323,068     16,065    6.63%
  Loans, net of unearned

    Income (1) (2)                          1,873,872      120,776    8.61%        1,772,053    113,764    8.58%
  Allowance for loan
    losses                                    (22,815)                               (22,709)
                                           ----------                             ----------
  Net loans                                 1,851,057                 8.71%        1,749,344               8.69%
                                           ----------     --------   ------       ----------   --------   ------
Total earning assets                        2,222,277     $140,244    8.43%        2,081,208   $130,173    8.35%
                                                          --------   ------                    --------   ------
Other assets                                  150,784                                160,537
                                           ----------                             ----------
                Total assets               $2,373,061                             $2,241,745
                                           ==========                             ==========

Liabilities

Interest-bearing funds:
  Interest-bearing deposits                $1,643,595     $54,122     4.40%       $1,535,726   $ 47,464    4.13%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                                106,541       3,549     4.45%           84,485      2,795    4.42%
  FHLB advances                                77,239       3,388     5.86%           91,133      3,739    5.48%
                                           ----------     -------    ------       ----------   --------   ------
Total interest-bearing funds                1,827,375      61,059     4.47%        1,711,344     53,998    4.21%
                                                          -------    ------                    --------   ------
  Demand deposits                             249,530                                244,228
  Accrued expenses and other
    liabilities                                31,446                                 32,710
                                           ----------                             ----------
           Total liabilities                2,108,351                              1,988,282
Shareholders' equity                          264,710                                253,463
                                           ----------                             ----------
       Total liabilities and
        shareholders' equity               $2,373,061                             $2,241,745
                                           ==========                             ==========

Net interest income                                       $79,185                              $ 76,175
                                                          =======                              ========

Interest spread                                                       3.96%                                4.14%

Net interest margin                                                   4.75%                                4.89%

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

OVERVIEW

On August 1, 1997, United acquired 100% of the outstanding common stock of First Patriot Bankshares Corporation, Reston, Virginia ("Patriot") for cash consideration of approximately $39.22 million. The transaction is being accounted for using the purchase method of accounting and, accordingly, the following discussion includes the financial position and results of operations of Patriot from the effective merger date forward. At the time of consummation, Patriot had assets of approximately $211 million, securities available for sale of $37 million, loans, net of unearned income, of $135 million, other assets of $34 million (including $26 million of goodwill), deposits of $154 million and other liabilities of $57 million, all of which reflected purchase accounting adjustments.

Net income for the first nine months of 1997 was $30.51 million or $2.01 per share compared to $20.58 million or $1.35 per share for the first nine months of 1996. This represents a 48.29% increase in net income and a 48.89% increase in earnings per share. United's annualized return on average assets was 1.72% and return on average shareholders' equity was 15.41% for the first nine months of 1997 as compared to 1.23% and 10.85% for the first nine months of 1996, respectively.

United has strong core earnings driven by a net interest margin of 4.75% for the first nine months of 1997. Net interest income increased by $3.09 million or 4.15% for the first nine months of 1997 as compared to the same period for 1996. The provision for loan losses remained stable at $2.15 million when comparing the first nine months of 1997 to the first nine months of 1996. Noninterest income, including income from mortgage banking operations, increased $4.60 million or 46.68% for the first nine months of 1997 when compared to the first nine months of 1996. Noninterest expenses decreased $6.11 million or 12.34% for the first nine months compared to the same period in 1996. The effective tax rate for the three months and nine months ended September 30, 1997 approximated 34%.

Total assets were $2.58 billion at September 30, 1997, up $254.15 million or 10.92% compared with year-end 1996, and up 12.25% from September 30, 1996. Loans, net of unearned income, reflected a $106.97 million increase while investment securities reflected a $117.02 million increase for the first three quarters of 1997 as compared with year-end 1996 as a result of United's securitization of approximately $87 million of fixed rate mortgage loans during the first nine months of 1997. All other assets increased $41.58 million, of which approximately $26 million of the increase was due to goodwill associated with the third quarter acquisition of Patriot, while cash and cash equivalents declined $8.76 million.

Total deposits grew $190.04 million or 10.40% from year-end due to United's continued offering of new deposit products introduced in late 1996 and the acquisition of Patriot during the third quarter. Since December 31, 1996, United has realized an increase of $181.45 million in interest-bearing deposits that resulted from a combination of overall deposit growth and a shift of approximately $23 million from noninterest-bearing to interest-bearing deposits. United's short-term borrowings increased $65.26 million while its FHLB borrowings decreased $23.74 million as United utilized the increase in deposits to pay down the higher cost FHLB borrowings. Accrued expenses and other liabilities increased $8.61 million or 26.41% since year-end 1996.

Shareholders' equity increased $13.97 million or 5.41% as compared with December 31, 1996. United continues to maintain an appropriate balance between capital adequacy and return to shareholders. At September 30, 1997, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $1.13 million or 4.38% in the third quarter of 1997 and $3.08 million or 4.15% for the first nine months of 1997, when compared to the same periods of 1996. The net interest margin continues to drive United's core profitability and earnings momentum. The increases were primarily attributable to higher levels of average earning assets of $171 million for the third quarter of 1997 and $141 million for the first nine months of 1997, when compared to the third quarter and first nine months of 1996, respectively. United's tax-equivalent net interest margin was 4.73% and 4.75% for the third quarter and first nine months of 1997, respectively. For the quarter ended September 30, 1997, United's net interest margin was 3 basis points lower than the immediately preceding quarter, and 15 basis points less than the third quarter of 1996. The lower net interest margin from one year ago was the result of increased average deposit and wholesale funding balances at higher rates from increased market rate competition. The higher funding costs were partially offset by a smaller increase in the yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

For the quarters ended September 30, 1997 and 1996, the provision for loan losses was $1.00 million and $600 thousand, respectively, while the first nine months provisions were $2.15 million for 1997 as compared to $2.16 million for 1996. The allowance for loan losses as a percentage of loans, net of unearned income, approximated 1.28% at September 30, 1997, 1.21% at December 31, 1996, and 1.26% at September 30, 1996. Charge-offs exceeded recoveries during the third quarter of 1997 and 1996 and resulted in net charge-offs of $1 million and $618 thousand, respectively. Charge-offs exceeded recoveries by $2.19 million for the first nine months of 1997 as compared to net charge-offs of $2.00 million for the first nine months of 1996. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses. Loans, net of unearned income, increased by $106.97 million or 5.79% as compared to year-end 1996 as a result of the approximately $135 million in loans acquired during the third quarter acquisition of First Patriot. The net increase in loans was offset by loan securitizations that occurred during the second and third quarters. Approximately $87 million of fixed rate mortgage loans were subject to a transaction whereby the loans were sold and replaced with U.S. Government Agency investment securities in the available for sale category.

United's credit quality deteriorated slightly as evidenced by the level of nonperforming assets at September 30, 1997, but remained very solid. Nonperforming loans increased $8.15 million or 79.96% to $18.34 million at September 30, 1997 compared to $10.19 million at year-end 1996 primarily due to several individually insignificant commercial and consumer loans being classified as delinquent during the quarter. These loans are adequately collateralized and management does not expect any significant losses related to these loans. Additionally, United acquired approximately $2.5 million of nonperforming loans from the Patriot transaction during the third quarter. Subsequent to September 30, 1997, United experienced an improvement in credit quality as $1.80 million of loans past due 90 days or more became current and $900 thousand of nonaccrual loans were paid. Nonperforming loans, as a percentage of loans, net of unearned income, increased from 0.55% to 0.94% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $6.32 million or 108.45% during the first nine months of 1997 and nonaccrual loans increased $1.83 million or 41.87% since year-end 1996. Total nonperforming assets of $20.37 million, including OREO of $2.03 million at September 30, 1997, represented 0.79% of total assets, which was higher than the approximately 0.60% at the end of each of the last four previous quarters.

As of September 30, 1997, the ratio of the allowance for loan losses to nonperforming loans was 136.0% as compared to 218.6% as of December 31, 1996. Management believes that the allowance for loan losses of $24.94 million as of September 30, 1997, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $1.63 million or 35.77% for the third quarter of 1997 when compared to the third quarter of 1996. Additionally, the $14.47 million of noninterest income for the first nine months of 1997, reflects an increase of $4.60 million or 46.68% over the first nine months of 1996. Excluding income from mortgage banking operations and securities losses, noninterest income increased $598 thousand or 16.04% for the third quarter and $1.14 million or 10.48% for the first nine months of 1997, primarily due to a combination of Eagle's (an April 1996 business combination) former offices conforming to United's higher fee structure and a higher volume of customer transactions on accounts which are subject to a fee.

The overall increase in noninterest income was primarily due to an increase in income from mortgage banking operations due a loan securitization of approximately $41 million during the quarter, with slight increases in the categories of return check charges, bankcard income and trust department commissions as a result of increased transactions in those areas.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $278 thousand or 1.68% and $6.11 million or 12.34% for the quarter and nine months ended September 30, 1997, as compared to the same periods in 1996.

Total salaries and benefits decreased by 2.46% or $178 thousand and 9.01% or $2.0 million for the third quarter and first nine months of 1997 when compared to the same periods of 1996. The higher salaries and benefits costs for 1996 were attributable to severance and benefit pay of displaced Eagle employees at locations where United consolidated certain branches.

Net occupancy expense for the third quarter and first nine months of 1997 increased by $165 thousand or 11.46% and $25 thousand or 0.55%, respectively, when compared to the third quarter and first nine months of 1996. The overall increase in net occupancy expense for the third quarter and first nine months of 1997 was primarily due to an increase in building rental expense and to higher depreciation and real property taxes for buildings that the company owns.

Other expenses decreased $266 thousand or 3.38% and $4.15 million or 18.06% for the third quarter and first nine months of 1997, as compared to the same periods of 1996. This overall decrease was primarily due to decreases in advertising costs, merger related legal and accounting fees, FDIC insurance, office supply expense and data processing fees. Most other major categories of other expense remained relatively constant for the period.

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

United utilized FHLB advances to fund the August 1, 1997, acquisition of all of the outstanding common stock of Patriot for approximately $39 million in cash and anticipates that income from continuing operations will provide a significant source of funds to repay the borrowing.

For the nine months ended September 30, 1997, United generated $28.52 million of cash from operations, which is indicative of solid earnings performance. Cash from operations for the nine months ended September 30, 1997, included, among other things, approximately $129 million of proceeds from the sale of loans held for sale. During the same period, net cash of $77.68 million was used in investing activities which was primarily due to $74.03 million of net purchases of securities and $28.93 million net cash paid for the acquisition of First Patriot common stock. These uses of funds in investing activities were partially offset by $27.76 million in net loan repayments for the period. During the first nine months of 1997 net cash of $40.40 million was provided by financing activities, primarily due to a $34.20 million increase in deposits and a $50.05 increase in other short-term borrowings. These sources of funds were partially offset by the net repayment of approximately $24 million of FHLB advances, payment of approximately $14.75 million in cash dividends and $5.75 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $8.76 million for the first nine months of 1997.

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

At United, interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. At September 30, 1997, the results of United's internal interest sensitivity analysis indicated that United was liability sensitive (liabilities reprice more quickly than assets) in the one year horizon. United, however, has not experienced the kind of repricing pattern indicated from the cumulative gap because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adjusted to show the results of management's assumption that the retail deposit base is less sensitive to interest rate changes and reprices in a manner consistent with historical trends. (See Management Adjustments in the GAP table.) Using these estimates, United was asset sensitive in the one year horizon in the amount of $66.7 million or 2.78% of the cumulative gap to related total earning assets.

     The following table shows the interest rate sensitivity GAP as of September 30, 1997:

INTEREST RATE SENSITIVITY GAP

                                                    DAYS
                           ----------------------------------     TOTAL        1 - 5      OVER 5
                              0 - 90     91 - 180   181 - 365   ONE YEAR       YEARS       YEARS       TOTAL
                           ---------- ------------ ----------  ----------   ---------- -------------  -------
                                                              (IN THOUSANDS)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
     securities purchased
     under agreements to
     resell and other short-
     term investments       $       50                            $       50                            $       50
  Investment and Marketable
     Equity Securities:
       Taxable                  11,660   $  13,435    $  16,736       41,831     $129,654   $248,035       419,520
       Tax-exempt                1,041       1,380        1,686        4,107        9,646     16,081        29,834
  Loans, net of unearned
     income                    629,970     151,926      282,234    1,064,130      592,537    297,906     1,954,573
                            ----------   ---------    ---------   ----------    ---------   --------    ----------

Total Interest-Earning
  Assets                    $  642,721    $166,741    $ 300,656   $1,110,118     $731,837   $562,022    $2,403,977
                            ==========    ========    =========   ==========     ========   ========    ==========
LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                $  728,191                            $  728,191                             $  728,191
  Time deposits of
    $100,000 & over             44,647   $  31,633   $   41,042      117,322    $  70,642   $     800       188,764
  Other time deposits          205,636     150,002      161,519      517,157      311,675       2,165       830,997
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                  140,846                               140,846                                140,846
  FHLB advances                105,022                               105,022          260       3,607       108,889
                            ----------   ---------    ---------   ----------    ---------   ---------    ----------

Total Interest-Bearing
  Funds                     $1,224,342   $ 181,635    $ 202,561   $1,608,538    $ 382,577   $   6,572    $1,997,687
                            ==========   =========    =========   ==========    =========   =========    ==========

Interest Sensitivity Gap    $ (581,621)  $ (14,894)  $   98,095   $ (498,420)   $ 349,260    $555,450    $  406,290
                            ==========   =========   ==========   ==========    =========    ========    ==========

Cumulative Gap              $ (581,621)  $(596,515)  $ (498,420)  $ (498,420)   $(149,160)   $406,290    $  406,290
                            ==========   =========   ==========   ==========    =========    ========    ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                -24.19%     -24.81%      -20.73%      -20.73%       -6.20%     16.90%         16.90%

Management
  Adjustments                  706,459     (47,121)     (94,171)     565,167     (565,167)                        0
Off-Balance
  Sheet Activities
                            ----------   ---------    ---------   ----------    ---------   ---------    ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                 $ 124,838  $   62,823   $   66,747   $   66,747    $(149,160)  $406,290     $  406,290
                             =========  ==========   ==========   ==========    =========   ========     ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                  5.19%       2.61%        2.78%         2.78%    -6.20%       16.90%         16.90%

The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime-linked loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts. To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh
(FHLB). The use of FHLB advances provides United with a relatively low risk means to match maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. At September 30, 1997, United had $108.89 million in FHLB advances, which declined from $132.63 million at December 31, 1996, as United utilized funds available from lower cost deposits to pay down FHLB borrowings during the first nine months of 1997.

INCOME TAXES

Income tax expense for the three months ended September 30, 1997 and 1996 was $5.45 million and $1.96 million, respectively. Income tax expense for the second quarter and first six months of 1996 included $3.09 million of one-time bad debt recapture in connection with the Eagle merger, which was offset by decreased pretax income. However, as a result of legislation passed during the third quarter of 1996, United was relieved of the $3.09 million of additional income tax expense recorded in the second quarter of 1996, that related to bad debt recapture associated with the Eagle Bancorp, Inc. merger. Income tax expense for the nine months ended September 30, 1997 and 1996 was $15.78 million and $11.91 million, respectively.

CAPITAL

Total shareholders' equity increased $13.97 million to $272.49 million, which is an increase of 5.41% from December 31, 1996. United's equity to assets ratio was 10.56% at September 30, 1997 and 11.11% at December 31, 1996. Capital and reserves to total assets was 11.41% at September 30, 1997 and 11.95% at December 31, 1996.

Cash dividends of $0.34 per common share for the third quarter of 1997 and $1.00 for the nine month period ended September 30, 1997, represent increases of 9.68% and 8.70%, respectively, over the $0.31 paid for third quarter of 1996 and $0.92 paid for the first nine months of 1996. Total cash dividends paid were approximately $5.09 million for the third quarter of 1997 and $14.98 million for the first nine months of 1997, an increase of 8.26% and 15.26% over the comparable periods of 1996.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average assets ratio was 11.15% at September 30, 1997 and 11.31% at September 30, 1996. United's risk-based capital ratios of 14.07% at September 30, 1997 and 16.54% at December 31, 1996, are both significantly higher than the minimum regulatory requirements. United's tier I capital and leverage ratios of 12.82% and 9.58%, respectively, at September 30, 1997, are also well above regulatory minimum requirements.