Form 10-K
period 1997-12-31
UNITED BANKSHARES INC/WV
filed 1998-03-30
CIK 729986

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1997
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 28, 1998 was approximately $581,969,282.

         As of February 28, 1998, United Bankshares, Inc. had 30,020,176 shares of common stock outstanding with a par value of $2.50.

                      Documents Incorporated By Reference

1. Annual Report to Shareholders for the fiscal year ended December 31, 1997, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K.

2. Definitive Proxy Statement dated April 7, 1998 for the 1998 Annual Shareholders' Meeting to be held on May 18, 1998, portions of which are incorporated by reference in Part III of this Form 10-K.

Page 1 of  88  pages.   Index to Exhibits is on page  32 .
          ----                                       ----

                            UNITED BANKSHARES, INC.
                                   FORM 10-K

                                  (Continued)

As of the date of filing this Annual report, neither the annual shareholders' report for the year ended December 31, 1997, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . 13

PART II
-------

Item 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . 14

Item 6.           SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . 18

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . 18

Item 7a           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                  MARKET RISK . . . . . . . . . . . . . . . . . . . . . . 18

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . 28

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . 28

PART III
--------

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  29

Item 11.          EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .  29

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .  29

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .  29

PART VI
-------

Item 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                  ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .  30

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

         On August 1, 1997, United acquired First Patriot Bankshares Corporation ("Patriot") of Reston, Virginia and its wholly-owned subsidiary, Patriot National Bank. Patriot was merged into UB Holding Company, Inc. ("UB"), a United subsidiary formed to consummate this acquisition. Patriot National Bank was merged into United Bank.

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

Offices
-------

         The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia.

         The main office of UNB is located at 514 Market Street, Parkersburg, West Virginia. United's corporate offices and UNB's executive offices are also located in Parkersburg at Fifth and Avery Streets. Currently, UNB operates forty-three offices located throughout West Virginia. UNB owns all of these facilities except for two in the Parkersburg area, three in the Charleston area, two in the Beckley area and one in each Wheeling, Summersville and Clarksburg, all of which are leased under operating leases. The main facility of UNB's Wheeling office is leased from Ogden Newspapers, Inc. Additionally, UNB operates a loan production office located in Bridgeport, West Virginia.

         The main office of United Bank is located at 3801 Wilson Boulevard, Arlington, Virginia, with seven offices in Fairfax County and an office in each of Loudoun and Prince William Counties. United Bank leases all of these facilities under operating lease agreements except for the two offices in Arlington and Reston, which are owned facilities.

Employees
---------

         As of December 31, 1997 United and its subsidiaries had approximately 972 full-time equivalent employees and officers. None of these employees is represented by a collective bargaining unit, and management considers employee relations to be excellent.

Business of United
------------------

         As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United's present business is the operation of its bank subsidiaries. As of December 31, 1997, United's consolidated assets approximated $2.7 billion and total shareholders' equity approximated $279 million.

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

         UNB is a member of a regional network of automated teller machines known as the MAC ATM network while United Bank participates in the MOST network. Through MAC and MOST, all of United's subsidiary banks are participants in a network known as Cirrus which provides banking on a nationwide basis.

Lending Activities
------------------

         United's total loan portfolio, net of unearned income, increased $212.88 million, or 11.5%, to $2.06 billion in 1997 and is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and real estate loans increased $119.89 million or 48.2% and $89.11 million or 6.5%, respectively, while consumer loans, net of unearned income, remained flat.

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

Loan Origination and Processing
-------------------------------

         United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. United, with the formation of United Home Lending Service, Inc., has entered the mortgage banking business. As of December 31, 1997, the balance of mortgage loans being serviced by United for others was $242.78 million.

Secondary Markets
-----------------

         During 1997, United originated $143.19 million of real estate loans for sale in the secondary market and sold $135.76 million of loans designated as held for sale in the secondary market. Proceeds received from the sales of these loans during 1997 was $138.28 million.

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

         During 1997, United did not sell any securities. United incurred net losses of $98 thousand from sales from the available for sale portfolio in 1996.

          United enters into hedging transactions that utilize forward contracts for the delivery of mortgage-backed securities as hedge vehicles to offset the risk that a change in interest rates will result in a decrease in the value of United's current mortgage loan inventory or its commitments to originate mortgage loans (the "pipeline"). The risk of loss is then matched with the appropriate hedge vehicle. United's policies generally require that it hedge substantially all of its inventory of conforming and government loans. Realized gains and losses on forward commitments are recorded in mortgage banking income in the period settlement occurs. Unrealized gains or losses are considered in the lower of cost or market valuation of loans held for sale.

         At December 31, 1997, United had open commitments amounting to approximately $2 million to sell mortgage-backed securities with varying settlement dates generally not extending beyond March 1998. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory, net of gains or losses of associated hedge positions.

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

Competition
-----------

         United faces a high degree of competition in nearly all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Hancock, Ohio, Marshall, Gilmer, Lewis, Webster, Boone, Logan, Nicholas, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; and Arlington, Loudoun, Prince William and Fairfax Counties in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to West Virginia's eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United's markets are the Parkersburg Metropolitan Statistical Area (MSA), the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. These represent the five largest West Virginia MSA's. United considers the above counties and MSA's to be the primary market area for the business of its banking subsidiaries.

         West Virginia banks are permitted unlimited branch banking throughout the state. In addition, interstate acquisitions of and by West Virginia banks and bank holding companies are permissible on a reciprocal basis. West Virginia also allows reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United's market.

         As of December 31, 1997, there were 53 bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 86 bank holding companies in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area
-----------------------------------------------

         Although the market area of the banking subsidiaries encompass a portion of the coal fields located in southern West Virginia, an area of the state which has been economically depressed, the coal related loans in the loan portfolio of the banking subsidiaries constitute less than 2% of United's total loans outstanding. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production with the chemical manufacturing industry accounting for 19% of the entire manufacturing workforce and 33% of the manufacturing wages, according to West Virginia state records. This diversified economy has contributed to the positive trends in the number of payroll jobs created and unemployment rates in recent years as the number of payroll jobs increased 13,600 during calendar year 1997 and the state's overall unemployment rate has declined from 10.5% in 1991 to 6.5% in December 1997 - the lowest unemployment rate in nearly 20 years, according to available information from the West Virginia Bureau of Employment Programs.

         United's northern Virginia subsidiary banks are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia's unemployment rate as of December 1997 was 3.1%. The 3.1% rate was the lowest rate reported in over 27 years. Additionally, the Virginia Employment Commission reported that record levels were set with increased nonagricultural employment and increased manufacturing salaries in December 1997.

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

UNITED BANKSHARES, INC.
FORM 10-K, PART I

ITEM 3.           LEGAL PROCEEDINGS

Litigation
----------

         Information relating to litigation on page 29 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS

Stock
-----

         As of December 31, 1997, 20,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 14,983,758 were issued, including 311,372 shares held as treasury shares. The outstanding shares are held by approximately 5,225 shareholders of record as of December 31, 1997. At the Special Shareholders' Meeting held on March 9, 1998, the shareholders of United approved a proposal to increase United's authorized shares from 20,000,000 to 41,000,000. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is currently involved in certain mergers in which additional shares will be issued and recognizes that additional shares could be issued for other appropriate purposes.

         On February 23, 1998, the Board of Directors approved a proposal to amend United's Articles of Incorporation to increase the number of authorized shares from 41,000,000 to 100,000,000. The proposed increase in authorized shares is in response to the availability of shares for the aforementioned incentive plans and the proposed merger with Fed One Bancorp, Inc., which is expected to be consummated early during the fourth quarter of 1998. The proposal, which will be presented for approval at a yet unscheduled special shareholders meeting during 1998, will require the approval of a majority of the outstanding shares of United common stock entitled to vote on the matter.

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

Dividends
---------

         On November 24, 1997, the Board of Directors of United declared a two for one stock split in the form of a 100% stock dividend payable on March 27, 1998, to shareholders of record as of March 13, 1998. The change in capital structure due to the 100% stock dividend has been given retroactive effect in the December 31, 1997 balance sheet and all references to shares and per share data have been retroactively restated for the effect of the 100% stock dividend.

         The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Dividends were $0.68 per share in 1997, $0.62 per share in 1996 and $0.59 per share in 1995. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

Payment of Dividends by United is dependent upon payment of dividends to it by its subsidiary banks. The ability of national banks to pay dividends is subject to certain limitations imposed by the national banking laws. Generally, the most restrictive provision requires approval by the Office of the Comptroller of the Currency ("OCC") if dividends declared in any year exceed the current year's net income, as defined, plus the retained net profits of the two preceding years. Payment of dividends by United's state member bank is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board ("FRB") is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of both the OCC and the FRB is required when a national bank or state member bank has deficit retained earnings but has sufficient current year's net income, as defined, plus the retained net profits of the two preceding years. The OCC and FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The OCC has issued guidelines for dividend payments by national banks, emphasizing that proper dividend size depends on the bank's earnings and capital while the FRB has issued similar guidelines pertaining to state member banks. See Note M - Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Market and Stock Prices of United
---------------------------------

         United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the trading symbol UBSI.

         The high and low prices listed on the following page are based upon information available to United's management from NASDAQ listings. No attempt has been made by United's management to ascertain the prices for every sale of its stock during the periods indicated. However, based on the information available, United's management believes that the prices fairly represent the amounts at which United's stock was traded during the periods indicated, as adjusted for the 100% stock dividend paid on March 27, 1998 to shareholders of record as of March 13, 1998.

         The following table presents the dividends and high and low prices of United's common stock during the periods set forth below:

                                                       United Historical
                                                              Basis
                                                       -----------------
         1998                              Dividends    High         Low
         ----                              ---------    ----         ---
First Quarter through
February 27, 1998                             (1)      $25.41      $23.13

         1997
         ----
Fourth Quarter                                $0.18    $24.38      $21.80
Third Quarter                                 $0.17    $23.63      $19.13
Second Quarter                                $0.17    $21.25      $17.19
First Quarter                                 $0.16    $17.44      $16.13

         1996
         ----
Fourth Quarter                                $0.16    $16.50      $14.63
Third Quarter                                 $0.16    $15.13      $13.13
Second Quarter                                $0.15    $14.88      $13.38
First Quarter                                 $0.15    $15.00      $14.25

(1) On February 24, 1998, United declared a dividend of $0.18 per share, payable April 1, 1998, to shareholders of record as of March 13, 1998.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 6.           SELECTED FINANCIAL DATA

         Information relating to selected financial data on page 37 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 38 through 50 inclusive, of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and Qualitative Disclosures About Market Risk on pages 43 through 45 inclusive, of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 1997, 1996 and 1995 with the interest and rate earned or paid on such amount.

                                                 Year Ended                      Year Ended                      Year Ended
                                                December 31                      December 31                    December 31
                                                   1997                             1996                            1995
                                       ----------------------------      --------------------------     --------------------------
(Dollars in                            Average                Avg.       Average              Avg.      Average               Avg.
Thousands)                             Balance     Interest   Rate       Balance    Interest  Rate      Balance     Interest  Rate
                                       -------     --------   -----      -------    --------  -----     -------     --------  ----
ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                       $    4,342   $    184   4.25%    $    2,996  $    157   5.24%   $   18,365   $  1,107    6.03%
  Investment Securities:
    Taxable                              354,312     23,828   6.73%       292,339    18,455   6.31%      297,963     18,516    6.21%
    Tax exempt (1)                        32,197      2,970   9.22%        38,282     3,603   9.41%       46,924      4,560    9.72%
                                      ----------   --------   ----     ----------  --------   ----    ----------   --------    ----
          Total Securities               386,509     26,798   6.93%       330,621    22,058   6.67%      344,887     23,076    6.69%
  Loans, net of unearned
    income (1) (2)                     1,905,706    165,705   8.70%     1,786,376   152,615   8.54%    1,673,568    144,594    8.64%
Allowance for possible loan
  losses                                 (23,314)                         (22,660)                       (22,685)
                                      ----------                       ----------                     ----------
Net Loans                              1,882,392              8.80%     1,763,716             8.65%    1,650,883               8.76%
                                      ----------   --------   ----     ----------  --------   ----    ----------   --------    ----
Total earning assets                   2,273,243    192,687   8.48%     2,097,333   174,830   8.34%    2,014,135    168,777    8.38%
Other assets                             160,178   --------               166,095  --------              148,625   --------
                                      ----------                       ----------                     ----------
              TOTAL ASSETS            $2,433,421                       $2,263,428                     $2,162,760
                                      ==========                       ==========                     ==========
LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits           $1,675,288   $ 74,400   4.44%    $1,536,641  $ 63,917   4.16%   $1,510,880   $ 62,231    4.12%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                           117,290      5,275   4.50%        87,015     3,770   4.33%       83,016      3,809    4.59%
  FHLB advances                           82,556      4,824   5.84%        99,184     5,498   5.54%       69,580      4,127    5.93%
                                      ----------   --------   ----     ----------  --------   ----    ----------   --------    ----
Total Interest-Bearing Funds           1,875,134     84,499   4.51%     1,722,840    73,185   4.25%    1,663,476     70,167    4.22%
  Demand deposits                        257,210   --------               251,641  --------              234,455   --------
  Accrued expenses and other
    liabilities                           33,071                           34,292                         28,115
                                      ----------                       ----------                     ----------
           TOTAL LIABILITIES           2,165,415                        2,008,773                      1,926,046
Shareholders' Equity                     268,006                          254,655                        236,714
                                      ----------                       ----------                     ----------

       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $2,433,421                       $2,263,428                     $2,162,760
                                      ==========                       ==========                     ==========
NET INTEREST INCOME                                $108,188                        $101,645                        $ 98,610
                                                   ========                        ========                        ========
INTEREST SPREAD                                               3.97%                           4.09%                            4.16%

NET INTEREST MARGIN                                           4.76%                           4.85%                            4.90%

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

                                                    1997 Compared to 1996                              1996 Compared to 1995
                                           -------------------------------------             --------------------------------------
                                                 Increase (Decrease) Due to                         Increase (Decrease) Due to
                                           -------------------------------------             --------------------------------------
                                                               Rate/                                              Rate/
                                           Volume     Rate     Volume      Total             Volume     Rate      Volume      Total
                                           ------     ----     ------      -----             ------     ----      ------      -----
                                                        (In thousands)                                    (In thousands)
Interest income:
  Federal funds sold, securities purchased
    under agreements to resell and other
    short-term investments                $    71    $   (30)    $ 14    $    27            $ (926)   $  (145)    $ 121     $  (950)
Investment securities:
  Taxable                                   3,912      1,205      256      5,373              (349)       294        (6)        (61)
  Tax exempt (1)                             (573)       (72)      12       (633)             (840)      (144)       27        (957)

Loans (1),(2)                              10,266      2,645      179     13,090             9,881     (1,741)     (119)      8,021
                                          -------    -------     ----    -------            ------    -------     -----      ------
          TOTAL INTEREST INCOME            13,676      3,748      433     17,857             7,766     (1,736)       23       6,053
                                          -------    -------     ----    -------            ------    -------     -----      ------

Interest expense:
  Interest-bearing deposits               $ 5,767    $ 4,326     $390    $10,483             1,061        641        11       1,686
  Federal funds purchased, repurchase
    agreements, and other short-term
    borrowings                              1,312        143       50      1,505               183       (212)      (10)        (39)
  FHLB advances                              (922)       298      (50)      (674)            1,756       (270)     (115)      1,371
                                          -------    -------     ----    -------            ------    -------     -----      ------
         TOTAL INTEREST EXPENSE             6,157      4,767      390     11,314             3,000        132      (114)      3,018
                                          -------    -------     ----    -------            ------    -------     -----      ------
               NET INTEREST INCOME        $ 7,519    $(1,019)    $ 43    $ 6,543            $4,766    $(1,868)    $ 137      $3,035
                                          =======    =======     ====    =======            ======    =======     =====      ======

(1) Yields and interest income on tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS

The following is a summary of loans outstanding at December 31:

                                                             1997          1996           1995            1994          1993
                                                         -----------   -----------    -----------     -----------   -----------
                                                                                   (In thousands)
Commercial, financial
  and agricultural                                        $  368,654    $  248,762     $  218,800      $  208,491    $  218,559
Real estate mortgage                                       1,372,722     1,329,661      1,267,889       1,194,805     1,003,805
Real estate construction                                      93,918        42,343         21,808          17,523        14,651
Consumer                                                     232,191       232,004        229,457         237,928       233,698
Less:  Unearned interest                                      (6,998)       (5,165)        (4,968)         (6,472)       (7,880)
                                                          ----------    ----------     ----------      ----------    ----------

Total loans                                                2,060,487     1,847,605      1,732,986       1,652,275     1,462,574

Allowance for possible
  loan losses                                                (24,786)      (22,283)       (22,545)        (22,304)      (20,975)
                                                          ----------    ----------     ----------      ----------    ----------

        TOTAL LOANS, NET                                  $2,035,701    $1,825,322     $1,710,441      $1,629,971    $1,441,599
                                                          ==========    ==========     ==========      ==========    ==========

At December 31, 1997, real estate mortgage loans include $936,498 in single family residential real estate loans and $392,818 in commercial real estate loans.

The following is a summary of loans outstanding as a percent of total loans at December 31:

                                                              1997         1996           1995            1994           1993
                                                           ---------    ----------     ----------      ----------     ----------
Commercial, financial
  and agricultural                                            17.89%        13.46%         12.59%          12.57%        14.86%
Real estate mortgage                                          66.62%        71.97%         72.96%          72.03%        68.25%
Real estate construction                                       4.56%         2.29%          1.25%           1.06%         1.00%
Consumer                                                      10.93%        12.28%         13.20%          14.34%        15.89%
                                                             -------      --------       --------         -------       -------

                   TOTAL                                     100.00%       100.00%        100.00%         100.00%       100.00%
                                                             =======       =======        =======         =======       =======

REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 1997:

                                                            Less Than      One To      Greater Than
                                                             One Year    Five Years     Five Years         Total
                                                            ---------    ----------    ------------        -----
                                                                               (In thousands)
Commercial, financial
  and agricultural                                          $135,582      $128,384       $104,688        $368,654
Real estate construction                                      93,918                                       93,918
                                                            --------      --------       --------        --------

Total                                                       $229,500      $128,384       $104,688        $462,572
                                                            ========      ========       ========        ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES

At December 31, 1997, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:

                                                One to           Over
                                               Five Years     Five Years
                                               ----------     ----------
                                                    (In thousands)

Outstanding with fixed interest rates            $ 70,049       $ 41,447
Outstanding with adjustable rates                  58,335         63,241
                                                 --------       --------

                                                 $128,384       $104,688
                                                 ========       ========

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

                                                                                       December 31
                                                          ---------------------------------------------------------------------
                                                             1997          1996           1995            1994          1993
                                                          ----------    ----------     ----------      ----------    ----------
                                                                                     (In thousands)
Nonaccrual loans                                           $ 4,156       $ 4,361        $ 6,298          $4,719       $ 9,687
Troubled debt restructurings                                                                                            2,453
Loans which are contractually past due 90
  days or more as to interest or principal,
  and are still accruing interest                           11,342         5,831          4,692           2,851         3,080
                                                           -------       -------        -------          ------       -------

           TOTAL                                           $15,498       $10,192        $10,990          $7,570       $15,220
                                                           =======       =======        =======          ======       =======

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of held to maturity securities held to maturity at December 31,:

                                                            1997          1996            1995
                                                        ------------  ------------    ------------
                                                                    (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                               $ 97,847      $ 77,704       $ 15,897
States and political subdivisions                           32,650        36,136         43,324
Mortgage-backed securities                                  41,874        54,977         56,416
Other                                                        6,923         1,885          6,252
                                                          --------      --------       --------

       TOTAL HELD TO MATURITY SECURITIES                  $179,294      $170,702       $121,889
                                                          ========      ========       ========

The following is a summary of the amortized cost of available for sale securities at December 31,:

                                                            1997          1996            1995
                                                        ------------  ------------    ------------
                                                                    (In thousands)
U.S. Treasury securities and obligations of
  U.S. Government agencies and corporations               $142,688      $115,018       $150,460
Mortgage-backed securities                                 102,955        24,982         30,036
Marketable equity securities                                 4,300         3,655          2,662
Other                                                       15,496        16,506         13,808
                                                          --------      --------       --------

   TOTAL AVAILABLE FOR SALE SECURITIES                    $265,439      $160,161       $194,696
                                                          ========      ========       ========

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gain of $1,554 on all mortgage-backed securities at December 31, 1997, as compared to a net unrealized loss of $977 at December 31, 1996.

The following table sets forth the maturities of all securities at December 31, 1997, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

                                                                     After 1 But            After 5 But
                                             Within 1 Year         Within 5 Years         Within 10 Years        After 10 Years
                                            ---------------       ---------------        -----------------       --------------
                                            Amount    Yield       Amount     Yield       Amount      Yield       Amount   Yield
                                            ------    -----       ------     -----       ------      -----       ------   -----
                                                                              (In thousands)
U.S. Treasury and other
  U.S. Government agencies
  and corporations                         $51,735    5.01%     $129,004     6.54%      $90,972      7.43%     $115,421   7.15%
States and political
  subdivisions (1)                           4,133   10.48%        8,552     8.58%        8,608      8.90%       11,357   9.36%
Other                                                              1,923     8.52%           82      6.60%       31,375   5.45%

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

                                                                                       Federal             Securities Sold
                                                                                        Funds             Under Agreements
                                                                                      Purchased             to Repurchase
                                                                                      ---------           ----------------
                                                                                                 (In thousands)
At December 31:
   1997                                                                                $20,961                $109,909
   1996                                                                                  4,491                  71,091
   1995                                                                                 26,378                  55,789

Weighted average interest rate at year end:
   1997                                                                                    6.7%                    4.4%
   1996                                                                                    6.8%                    4.2%
   1995                                                                                    5.9%                    4.4%

Maximum amount outstanding at any month's end:
   1997                                                                                $27,900                $123,949
   1996                                                                                 33,510                  79,664
   1995                                                                                 33,941                  81,720

Average amount outstanding during the year:
   1997                                                                                $21,725                 $95,565
   1996                                                                                 20,685                  66,463
   1995                                                                                 12,264                  70,752

Weighted average interest rate during the year:
   1997                                                                                    5.6%                    4.2%
   1996                                                                                    5.6%                    4.0%
   1995                                                                                    6.0%                    4.3%

At December 31, 1997, repurchase agreements include $86,599 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

                                                         1997                    1996                       1995
                                                    ---------------        ----------------          -----------------
                                                    Amount     Rate        Amount      Rate          Amount       Rate
                                                    ------     ----        ------      ----          ------       ----
                                                                            (In thousands)
Noninterest bearing
  demand deposits                                 $  257,210             $  251,641                $  234,455
Interest bearing
  demand deposits                                     36,559   2.40%        127,867    2.50%          268,108     2.33%
Savings deposits                                     695,026   2.94%        581,117    2.69%          464,107     3.16%
Time deposits                                        943,703   5.55%        827,657    5.45%          778,665     5.31%
                                                  ----------             ----------                ----------

     TOTAL                                        $1,932,498   4.44%     $1,788,282    4.16%       $1,745,335     4.12%
                                                  ==========             ==========                ==========



Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                             (In thousands)

                      3 months or less          $ 47,974
               Over 3 through 6 months            21,626
              Over 6 through 12 months            59,444
                        Over 12 months            58,621
                                                --------

                        TOTAL                   $187,665
                                                ========

RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

                                                           1997             1996              1995
                                                         --------         --------          --------
              Return on average assets                     1.68%            1.35%             1.52%
              Return on average equity                    15.28%           11.98%            13.86%
              Dividend payout ratio (1)                   49.69%           58.49%            49.21%
              Average equity to average
                assets ratio                              11.01%           11.25%            10.94%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:

                                                               1997         1996          1995         1994        1993
                                                           ----------    ----------   ----------   ----------   ----------
                                                                                    (In thousands)
Balance of allowance for possible loan
  losses at beginning of year                              $   22,283    $   22,545   $   22,304   $   20,975  $   17,485

Allowance of purchased company at date
  of acquisition                                                2,695                      1,017                      504

Loans charged off:
  Commercial, financial and agricultural                        1,223         2,207        1,952          788       1,088
  Real estate                                                     394           230          722           82         711
  Real estate construction
  Consumer and other                                            2,202         1,087          950          980       1,015
                                                           ----------    ----------   ----------   ----------  ----------

                                 TOTAL CHARGE-OFFS              3,819         3,524        3,624        1,770       2,814

Recoveries:
  Commercial, financial and agricultural                          218           219          189          577         438
  Real estate                                                      87           135           65           13         231
  Real estate construction
  Consumer and other                                              222           298          274          307         301
                                                           ----------    ----------   ----------   ----------  ----------

                                  TOTAL RECOVERIES                527           652          528          897         970

                             NET LOANS CHARGED OFF              3,292         2,872        3,096          873       1,844
Addition to allowance (1)                                       3,100         2,610        2,320        2,202       4,830
                                                           ----------    ----------   ----------   ----------  ----------

                 BALANCE OF ALLOWANCE FOR POSSIBLE
                        LOAN LOSSES AT END OF YEAR         $   24,786    $   22,283   $   22,545   $   22,304  $   20,975
                                                           ==========    ==========   ==========   ==========  ==========


Totals loans outstanding at the end of period              $2,060,487    $1,847,605   $1,732,986   $1,652,275  $1,462,574

Average loans outstanding during
  period (net of unearned income)                          $1,905,706    $1,786,376   $1,673,568   $1,556,844  $1,402,609

Net charge-offs as a percentage of
  average loans outstanding                                      0.17%         0.16%        0.18%        0.06%       0.13%

Allowance for possible loan losses as
  a percentage of nonperforming loans                           159.9%        218.6%       205.1%       294.6%      137.8%

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Allocation of allowance for
  possible loan losses

                                                                     December 31
                                              ------------------------------------------------------------
                                                 1997        1996         1995         1994        1993
                                              ---------   ---------    ---------    ---------   ----------
  Commercial, financial and
     agricultural                              $ 7,680       $7,175       $6,891       $7,526     $ 8,109

  Real estate                                      265          667          771          613         476

  Real estate construction

  Consumer and other                             2,149        1,072        1,484        1,313       1,733
                                               -------       ------       ------       ------     -------

      Total                                    $10,094       $8,914       $9,146       $9,452     $10,318
                                               =======       ======       ======       ======     =======


The portion of the allowance for loan losses that is not specifically allocated to individual credits has been apportioned among the separate loan portfolios based on the relative risk and relative size of each portfolio.

% of Allowance per Category to Total Allocated Allowance
--------------------------------------------------------

                                                                    December 31
                                              ------------------------------------------------------------
                                                 1997        1996         1995         1994        1993
                                              ---------   ---------    ---------    ---------   ----------
  Commercial, financial and
     agricultural                              76.08%        80.49%       74.62%       79.62%      78.59%

  Real estate                                   2.63%         7.48%        8.66%        6.49%       4.61%

  Real estate construction

  Consumer and other                           21.29%        12.03%       16.72%       13.89%      16.80%
                                              ------        ------       ------       ------      ------

      Total                                   100.00%       100.00%      100.00%      100.00%     100.00%
                                              ======        ======       ======       ======      ======

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) - FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

   Information relating to financial statements on pages 9 through 36 inclusive of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

(B) - SUPPLEMENTARY FINANCIAL INFORMATION

   (1)  Selected Quarterly Financial Data

   Information relating to selected quarterly financial data on page 36 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

   (2)  Information on the Effects of Changing Prices

   Information relating to effects of changing prices on page 42 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.
FORM 10-K, PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the registrant on pages 2 through 7 inclusive, of the Proxy Statement for the 1998 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

    Information regarding executive compensation on pages 8 through 11 inclusive, of the Proxy Statement for the 1998 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management on pages 2 through 6 inclusive, of the Proxy Statement for the 1998 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions on pages 2, 3, 6, 14 and 15 of the Proxy Statement for the 1998 Annual Shareholders' Meeting is incorporated herein by reference.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                       FORM 8-K

               (a)     List of Documents Filed as Part of This Report:

                       (1)      Financial Statements

                       The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 1997 at Item 8a. Page references are to such Annual report.

Financial Statements:                                          Page References
---------------------                                          ---------------

Report of Independent Auditors...............................         9
Consolidated Balance Sheets..................................        10
Consolidated Statements of Income............................        11
Consolidated Statements of Changes in Shareholders' Equity...        12
Consolidated Statements of Cash Flows........................        13
Notes to Consolidated Financial Statements...................        14

                       (2)      Financial Statement Schedules

                       United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                       (3)      Exhibits Required by Item 601

                       Listing of Exhibits - See the Exhibits' Index on page 32 of this Form 10-K.

               (b)     Reports on Form 8-K

                       On November 7, 1997, United Bankshares, Inc. filed pro forma financial information in connection with the pending merger of United Bankshares, Inc. and George Mason Bankshares, Inc.

                       On November 25, 1997, United Bankshares, Inc. declared a 100% stock dividend to shareholders and modified the stock repurchase plan.

               (c)     Exhibits -- The exhibits to this Form 10-K begin on page
                       35.

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

                            UNITED BANKSHARES, INC.
                                  (Registrant)

                            By  /s/ Richard M. Adams
                              _____________________
                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                                           Title                                   Date
 /s/ Richard M. Adams                                Chairman of the Board,                      March 30, 1998
_____________________________                        Director, Chief Execu-
                                                     tive Officer

 /s/ Steven E. Wilson                                Chief Financial Officer                     March 30, 1998
_____________________________                        Chief Accounting Officer


 /s/ F.T. Graff, Jr.                                 Director                                    March 30, 1998
_____________________________


 /s/ I.N. Smith, Jr.                                 Director                                    March 30, 1998
_____________________________


 /s/ Thomas J. Blair, III                            Director                                    March 30, 1998
_____________________________


 /s/ H. Smoot Fahlgren                               Director                                    March 30, 1998
_____________________________


 /s/ Theodore J. Georgelas                           Director                                    March 30, 1998
_____________________________


 /s/ William W. Wagner                               Director                                    March 30, 1998
_____________________________


 /s/ Harry L. Buch                                   Director                                    March 30, 1998
_____________________________


 /s/ Warren A. Thornhill, III                        Director                                    March 30, 1998
_____________________________


 /s/ Robert P. McLean                                Director                                    March 30, 1998
_____________________________


 /s/ Harold L. Wilkes                                Director                                    March 30, 1998
_____________________________


 /s/ P. Clinton Winter, Jr.                          Director                                    March 30, 1998
_____________________________


 /s/ R. Terry Butcher                                Director                                    March 30, 1998
_____________________________


 /s/ Charles E. Stealey                              Director                                    March 30, 1998
_____________________________

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

    (j)  Data processing contract
                      with FISERV                                                                  (k)

    (k)  Supplemental Retirement
                      Contract with Richard M.
                      Adams                                                                        (i)

    (l)  Supplemental Retirement
                      Contract with Douglass H.
                      Adams                                                                        (i)

    (m)  Executive Officer Change
                      of Control Agreements                                                        (j)

    (n)  Data processing contract
                      with ALTELL                                                                  (l)

Statement Re:                  Computation of Per
                               Share Earnings                  (11)                                 82

Statement Re:                  Computation of
                               Ratios                          (12)                                 83

Annual Report to Security Holders,
  et al.                                                       (13)                                 35

Letter Re:  Change in accounting
  principles                                                   (18)                                N/A

Previously Unfiled Documents                                   (19)                                N/A

Subsidiaries of the Registrant                                 (21)                                 84

Published Report Regarding Matters
  Submitted to a Vote of Security
  Holders                                                      (22)                                N/A

Consent of Ernst & Young LLP                                   (23)                                 85

Power of Attorney                                              (24)                                N/A

Financial Data Schedule                                        (27.1)                               86

Restated Financial Data Schedule                               (27.2)                               87

                                                            S-K Item 601                      Sequential Page
              Description                                 Table Reference                        Number (a)
              -----------                                 ---------------                     ---------------
Restated Financial Data Schedule                             (27.3)                                  88

Additional Exhibits:                                         (28)                                   N/A

Footnotes

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

(g) Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322

(h) Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322

(i) Incorporated into this filing by reference to Exhibits to the 1992 10-K for United Bankshares, Inc., File No. 0-13322

(j) Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322

(k) Incorporated into this filing by reference to Exhibits to the 1994 10-K as amended by Form 10K/A filed February 8, 1996, for United Bankshares, Inc., File No. 0-13322

(l) Incorporated into this filing by reference to Exhibits to the 1996 10-K for United Bankshares, Inc., File No. 0-13322

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)

                                                                             Five Year Summary
                                            ----------------------------------------------------------------------------------
                                                1997              1996              1995             1994              1993
                                             ---------         ---------         ---------        ---------         ----------
SUMMARY OF OPERATIONS:
Total interest income                       $  190,252        $  172,358        $  165,815       $  147,637        $  140,624
Total interest expense                          84,499            73,185            70,167           55,672            55,037
Net interest income                            105,753            99,173            95,648           91,965            85,587
Provision for loan losses                        3,100             2,610             2,320            2,202             4,830
Other income                                    19,732            14,189            14,752           12,238            14,300
Other expense                                   59,949            63,549            57,481           55,908            56,107
Income taxes                                    21,497            16,691            17,782           15,709            12,482
Income before cumulative
  effect of accounting change                   40,939            30,512            32,817           30,384            26,468
Net income                                      40,939            30,512            32,817           30,384            27,797
Cash dividends(2)                               20,344            17,847            13,817           12,604            10,918

PER COMMON SHARE: (1)
Income before cumulative
 effect of accounting change:
  Basic                                          $1.37             $1.01             $1.10            $1.01             $0.88
  Diluted                                         1.35              1.00              1.09             1.00              0.88
Net income:
  Basic                                          $1.37             $1.01             $1.10            $1.01             $0.92
  Diluted                                         1.35              1.00              1.09             1.00              0.92
Cash dividends(2)                                 0.68              0.62              0.59             0.53              0.48
Book value per share                              9.33              8.57              8.23             7.55              7.11

SELECTED RATIOS:
Return on average
  shareholders' equity                           15.28%            11.98%            13.86%           13.67%            13.41%
Return on average assets                          1.68%             1.35%             1.52%            1.44%             1.39%
Dividend payout ratio (2)                        49.69%            58.49%            49.21%           50.61%            50.30%

SELECTED BALANCE SHEET DATA:
Average assets                              $2,433,421        $2,263,428        $2,162,760       $2,107,476        $2,006,875
Investment securities                          453,162           332,331           321,019          372,069           439,699
Total loans                                  2,060,487         1,847,605         1,732,986        1,652,275         1,462,574
Total assets                                 2,699,790         2,326,877         2,210,230        2,170,340         2,035,452
Total deposits                               2,106,047         1,827,554         1,774,599        1,714,190         1,699,131
Long-term borrowings                             3,695            25,621            34,497           84,374            32,564
Total borrowings
  and other liabilities                        314,305           240,809           186,397          230,516           122,274
Shareholders' equity                           279,438           258,514           249,234          225,634           214,047

(1) All references to shares and per share data have been retroactively restated for the effect of a two-for-one stock split effected in the form of a 100% stock dividend distributed on March 27, 1998, to shareholders of record as of March 13, 1998.

(2) Cash dividends are the amounts declared by United and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Congress passed the Private Securities Litigation Act of 1995 to encourage corporations to provide investors with information about the company's anticipated future financial performance, goals, and strategies. The act provides a safe harbor for such disclosure, in other words, protection from unwarranted litigation if actual results are not the same as management expectations.

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involves numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by United's statements for a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving banking industry standards.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

The following broad overview of the financial condition and results of operations is not intended to replace the more detailed discussion which is presented under specific headings on the following pages.

1997 COMPARED TO 1996

OVERVIEW

In November 1997, United's Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on March 27, 1998, to shareholders of record as of March 13, 1998. The change in capital structure due to the dividend has been given retroactive effect in the December 31, 1997 balance sheet and all references to shares and per share data have been retroactively restated for the effect of the dividend.

On August 1, 1997, United acquired 100% of the outstanding common stock of First Patriot Bankshares Corporation, Reston, Virginia ("Patriot") for cash consideration of approximately $39.22 million. The transaction was accounted for using the purchase method of accounting and, accordingly, the following discussion includes the financial position and results of operations of Patriot from the effective merger date forward. At the time of consummation, Patriot had assets of approximately $211 million, securities available for sale of $37 million, loans, net of unearned income, of $135 million, other assets of $34 million (including $26 million of goodwill), deposits of $154 million and other liabilities of $57 million, all of which reflected purchase accounting adjustments.

EARNINGS SUMMARY

For the year ended December 31, 1997, net income increased 34.2% to $40,939,000. Net income per share of $1.35 for the year increased 35.0% from $1.00 in 1996. Dividends per share increased 9.7% from $0.62 in 1996 to a record level of $0.68 per share in 1997. This was the twenty-fourth consecutive year of dividend increases to shareholders.

United's return on average assets of 1.68% for 1997 compared very favorably with regional and national peer grouping information provided by Wheat, First Securities, Inc. of 1.32% and 1.18%. United's return on average shareholders' equity of 15.28%, as compared with regional and national peer group information of 16.20% and 15.58%, is indicative of United's very strong capital levels. United, one of the nation's most profitable regional banking companies, has a strong capital position, and is well positioned to take advantage of future growth opportunities.

United has strong core earnings driven by a net interest margin of 4.76% for 1997. Net interest income increased by $6.58 million or 6.63% for the year ended December 31, 1997 as compared to the same period for 1996. The provision for loan losses of $3.10 million increased $0.49 million or 18.77% when compared to the year ended December 31, 1996. Noninterest income, including income from mortgage banking operations, increased $5.54 million or 39.07% for 1997 when compared to 1996. Noninterest expenses decreased $3.60 million or 5.66% for 1997 compared to the same period in 1996. The effective tax rate for the year ended December 31, 1997 approximated 34.43% compared to 35.36% for 1996.

FINANCIAL CONDITION SUMMARY

Total assets were $2.70 billion at December 31, 1997, up $372.91 million or 16.0% compared with year-end 1996. Loans, net of unearned income, reflected a $212.88 million increase from 1996 to 1997 due to the acquisition of Patriot and internal growth. Investment securities reflected a $120.83 million increase for 1997 as compared with year-end 1996 as a result of United's securitization of approximately $87 million of fixed rate mortgage loans during 1997. All other assets increased $41.05 million. Approximately $26 million of the increase was due to goodwill associated with the third quarter acquisition of Patriot.

Total deposits grew $278.49 million or 15.2% from year-end 1996 due to United's offering of new deposit products introduced in late 1996 and the acquisition of Patriot during the third quarter of 1997. Since December 31, 1996, United has realized an increase of $221.61 million in interest-bearing deposits and a $56.88 million increase in noninterest- bearing deposits. United's short-term borrowings increased $55.29 million and its FHLB borrowings increased $10.06 million as United utilized these sources of funds to fund the cash acquisition of Patriot and to help fund loan growth. Accrued expenses and other liabilities increased $8.14 million or 25.0% since year-end 1996 as a result of the acquisition of Patriot and higher merger expenses.

Shareholders' equity increased $20.92 million or 8.1% from December 31, 1996 to December 31, 1997. United continues to maintain an appropriate balance between capital adequacy and return to shareholders. At December 31, 1997, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well- capitalized institutions.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income represents the primary component of United's earnings. It is the difference between interest and fee income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 1997, are summarized below.

For the years ended December 31, 1997 and 1996, net interest income approximated $105,753,000 and $99,173,000, respectively. On a tax- equivalent basis the net interest margin was strong at 4.76% in 1997 and 4.85% in 1996 which are well above national peer group margins of 4.06% in 1997 and 4.18% in 1996.

Total interest income of $190,252,000 increased 10.4% in 1997 over 1996 as a result of higher volumes of interest-earning assets and slightly higher yields. Higher average loan volumes of approximately $119 million, resulting primarily from the acquisition of Patriot, contributed to the increase. From December 31, 1996 to December 31, 1997, United experienced a moderate increase in consumer loans of 5.4%, while commercial loans showed an increase of 31.5%. Mortgage loans decreased slightly from 1996 by 1.9% due mainly to the sale of real estate loans by United's mortgage banking subsidiary.

Total interest expense increased $11,314,000 or 15.5% in 1997 compared to 1996. This increase was attributed primarily to United's acquisition of Patriot, competitive pricing of interest-bearing deposits in its markets and continued change in the retail deposit mix as customers shifted funds into products offering higher yields. United's average interest-bearing deposits increased by $138,647,000 or 9.0% in 1997, while its average FHLB advances decreased $16,628,000 or 16.8% and average short-term borrowings increased $30,275,000 or 34.8%. The average cost of funds, which increased from 4.25% in 1996 to 4.51% in 1997, reflected the general upward trend in United's market interest rates during 1997 due to competitive pressures.

PROVISION FOR LOAN LOSSES

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United's process of evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. See Note D to the Consolidated Financial Statements for a discussion of concentrations of credit risk.

Nonperforming loans were $15,498,000 at December 31, 1997 and $10,192,000 at December 31, 1996, an increase of 52.1%. This increase can be attributed to United's acquisition of approximately $2.5 million of nonperforming loans from the Patriot transaction in the third quarter of 1997 and decreasing consumer credit quality trends. Loans past due 90 days or more increased $5,511,000 or 94.5% during 1997; nonaccrual loans decreased $205,000 or 4.7% since year-end 1996. Nonperforming loans represented 0.57% of total assets at the end of 1997, as compared to 0.41% for United's national peer group.

At year-end 1997 and 1996, the allowance for loan losses was 1.20% and 1.21% of total loans, net of unearned income. At December 31, 1997 and 1996, the ratio of the allowance for loan losses to nonperforming loans was 159.9% and 218.6%, respectively.

Management believes that the allowance for loan losses of $24,786,000 at December 31, 1997, is adequate to provide for potential losses on existing loans based on information currently available.

For the years ended December 31, 1997 and 1996, the provision for loan losses was $3,100,000 and $2,610,000, respectively. The increase in the provision for 1997 when compared to 1996 was to conform the allowance for loan losses on Patriot's loan portfolio with United's loan valuation policies and in response to growth in the portfolio. The provision for loan losses charged to operations is based on management's evaluation of individual credits, past loan loss experience, and other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies and current economic conditions.

Total net charge-offs were $3,289,000 in 1997 and $2,872,000 in 1996, which represents 0.17% and 0.16% of average loans for the respective years. United's ratio of net charge-offs to average loans was better than its peer group's ratio of 0.49% in 1997 and 0.23% in 1996.

Management is not aware of any potential problem loans, trends or uncertainties which it reasonably expects will materially impact future operating results, liquidity, or capital resources which have not been disclosed. Additionally, management has disclosed all known material credits which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment schedules.

At December 31, 1997, impaired loans were $12,602,000, an increase of $2,285,000 or 22.1% from the $10,317,000 in impaired loans at December 31, 1996, due primarily to the acquisition of Patriot in 1997. For further details, see Note D to the Consolidated Financial Statements.

OTHER INCOME

Noninterest income has been and will continue to be an important factor for improving United's profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $5,543,000 or 39.1% for 1997 when compared to 1996. Other income consists of all revenues which are not included in interest and fee income related to earning assets. The increase in noninterest income for 1997 was primarily the result of $3,135,000 of income generated from the sale and servicing of loans by United's mortgage banking subsidiary as compared to a loss of $431,000 during the subsidiary's first year of operation in 1996. Contributing to this increase in income from the mortgage banking operations have been fees generated from the $87 million loan securitization in 1997.

Service charges and fees from customer accounts increased $1,202,000 or 10.6% in 1997. This income includes charges and fees related to various banking services provided by United. The increase was primarily due to a combination of increased fees in bankcard accounts and an increased fee structure for sales of checking related products.

Trust income increased $383,000 or 12.0% in 1997 due to an increased volume of trust business.

OTHER EXPENSE

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful resulting in an efficiency ratio of 46.5%, which is well below the 57.6% reported by United's national peer group banks and its immediate in-market competitors.

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. In total, other expense decreased $3,600,000 or 5.7%.

Salaries and employee benefits expense decreased $1,359,000 or 4.7% in 1997 as compared to 1996. The higher salaries and benefits costs for 1996 were attributable to severance and benefit pay of displaced Eagle executive officers, employment contracts and employees at locations where United consolidated certain branches. As of December 31, 1997 and 1996, United employed 972 and 893 full-time equivalent employees, respectively.

Net occupancy expense in 1997 slightly exceeded 1996 levels by $167,000 or 2.8% primarily due to the acquisition of Patriot, decreased rental income and an increase in building rental expense and higher depreciation and real property taxes for company-owned buildings. The overall changes in net occupancy expense for 1997 were insignificant with no material increase or decrease in any one expense category.

Remaining other expense decreased $2,408,000 or 8.4% in 1997 compared to 1996. This decrease in other expense for 1997 related primarily to decreases in deposit insurance expense due to the 1996 SAIF assessment.

INCOME TAXES

For the year ended December 31, 1997, income tax expense approximated $21,497,000 compared to $16,691,000 for 1996. The increase of $4,806,000 or
28.8% for 1997 when compared to 1996 was primarily the result of increased pretax income in 1997. United's effective tax rate approximated 34.4% in 1997 and 35.4% in 1996. This decrease was due to effective tax planning strategies.

At December 31, 1997, gross deferred tax assets totaled approximately $14.0 million. The allowance for loan losses and various accrued liabilities represent the most significant temporary differences.

QUARTERLY RESULTS

The first and second quarters of 1997 showed large increases in earnings in comparison to those same two quarters of 1996 as United returned to more normal levels of core income and expenses after the Eagle merger. The 1996 results contained significant reengineering and merger-related and one-time special charges associated with the Eagle merger which distorted United's true financial performance.

In the third quarter of 1997, United reported a decrease in earnings from the same period in 1996. Third quarter 1996 earnings were higher as a result of legislation which relieved United of $3,086,000 in income tax expense that related to the bad debt recapture associated with the Eagle merger.

Net income for the fourth quarter of 1997 was $10,426,000, an increase of 4.9% from the $9,936,000 earned in the fourth quarter of 1996. On a per share basis, fourth quarter earnings were $0.34 per share in 1997 and $0.33 per share in 1996. The increase in earnings was due primarily to an increase in net interest income.

Additional quarterly financial data for 1997 and 1996 may be found in Note P to the Consolidated Financial Statements.

THE EFFECT OF INFLATION

United's income statements generally reflect the effects of inflation. Since interest rates, loan demand and deposit levels are impacted by inflation, the resulting changes in the interest sensitive assets and liabilities are included in net interest income. Similarly, operating expenses such as salaries, rents and maintenance include changing prices resulting from inflation. One item that would not reflect inflationary changes is depreciation expense. Subsequent to the acquisition of depreciable assets, inflation causes price levels to rise; therefore, historically presented dollar values do not reflect this inflationary condition. With inflation levels at relatively low levels and monetary and fiscal policies being implemented to keep the inflation rate increases within an acceptable range, management expects the impact of inflation would continue to be minimal in the near future.

MARKET RISK

The objective of United's Asset/Liability Management function is to maintain consistent growth in net interest income within United's policy guidelines. This objective is accomplished through the management of balance sheet liquidity and interest rate risk exposures due to changes in economic condition, interest rate levels and customer preferences.

Management considers interest rate risk to be United's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income of United as a result of changes in interest rates. Consistency in United's earnings is largely dependent on the effective management of interest rate risk.

United employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. One such technique utilizes an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The model also includes executive management projections for activity levels in product lines offered by United. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time- frame. The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "GAP." As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (excess of liabilities over assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $63,198,000 or 2.50% of the cumulative gap to related earning assets.

To aid in interest rate management, United's lead bank, UNB, is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United's Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a twelve month horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are plus or minus 10% for each 100 basis point increase or decrease in interest rates.

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of December 31, 1997:

               Change in
             Interest Rates                     Percentage Change in
             (basis points)                      Net Interest Income
             --------------                     --------------------

                 +200                                      1.94%
                 -200                                     -2.70%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would increase by 1.94% over one year. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.70% over one year. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

     The following table shows the interest rate sensitivity GAP as of December 31, 1997:

INTEREST RATE SENSITIVITY GAP

                                           Days
                              ------------------------------     Total         1 - 5      Over 5
                              0 - 90    91 - 180   181 - 365    One Year       Years       Years     Total
                              ------    --------   ---------    --------       -----       -----     -----
                                                       (Dollars in Thousands)
ASSETS
INTEREST-EARNING ASSETS:
 Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments       $    9,725                           $    9,725                         $    9,725
  Investment and marketable
    equity securities:
       Taxable                 19,990  $   3,460   $   1,818        25,268   $ 139,439   $255,805     420,512
       Tax-exempt                          1,090       3,196         4,286       9,158     19,206      32,650
  Loans, net of unearned
     income                   666,093    165,950     307,717     1,139,760     615,057    305,670   2,060,487
                           ----------  ---------   ---------    ----------   ---------   --------  ----------

Total Interest-Earning
  Assets                   $  695,808  $ 170,500   $ 312,731    $1,179,039   $ 763,654   $580,681  $2,523,374
                           ==========  =========   =========    ==========   =========   ========  ==========

LIABILITIES
INTEREST-BEARING FUNDS:
  Savings and NOW
    accounts               $  762,358                           $  762,358                         $  762,358
  Time deposits of
    $100,000 & over            47,974  $  21,626   $  59,444       129,044   $  58,069   $    552     187,665
  Other time deposits         178,376    165,038     199,569       542,983     293,338      1,773     838,094
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                 130,870                              130,870                            130,870
  FHLB advances               139,000                              139,000                  3,695     142,695
                           ----------  ---------   ---------    ----------   ---------   --------  ----------

Total Interest-Bearing
  Funds                    $1,258,578  $ 186,664   $ 259,013    $1,704,255   $ 351,407   $  6,020  $2,061,682
                           ==========  =========   =========    ==========   =========   ========  ==========

Interest Sensitivity Gap   $ (562,770) $ (16,164)  $  53,718    $ (525,216)  $ 412,247   $574,661  $  461,692
                           ==========  =========   =========    ==========   =========   ========  ==========

Cumulative Gap             $ (562,770) $(578,934)  $(525,216)   $ (525,216)  $(112,969)  $461,692  $  461,692
                           ==========  =========   =========    ==========   =========   ========  ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets               (22.30%)   (22.94%)    (20.81%)      (20.81%)     (4.48%)    18.30%      18.30%

Management
  Adjustments              $  735,518  $ (49,059)  $ (98,045)   $  588,414   $(588,414)            $        0
Off-Balance
  Sheet Activities
                           ----------  ---------   ---------    ----------   ---------   --------  ----------
Cumulative Management
  Adjusted Gap and Off-
  Balance Sheet Activities $  172,748  $ 107,525   $  63,198    $   63,198   $(112,969)  $461,692  $  461,692
                           ==========  =========   =========    ==========   =========   ========  ==========

Cumulative Management
  Adjusted Gap and Off-
  Balance Sheet Activities
  as a Percentage of Total
  Earning Assets                 6.85%      4.26%       2.50%         2.50%      (4.48%)    18.30%      18.30%
                           ==========  =========   =========    ==========   =========   ========  ==========

LIQUIDITY AND CAPITAL RESOURCES

In the opinion of management, United maintains liquidity which is sufficient to satisfy its depositors' requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is "core deposits". Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase as well as advances from the FHLB. Repurchase agreements represent funds that are generally obtained as the result of a competitive bidding process.

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

Short-term needs can be met through a wide array of sources such as correspondent and downstream correspondent federal funds and utilization of FHLB advances.

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

Cash flows from operations in 1997 of $32,642,000 were 50.1% lower than the $66,449,000 in 1996 primarily as a result of an increase of approximately $28,594,000 of excess originations of loans for sale over proceeds from the sale of loans. In 1997, investing activities resulted in a use of cash of $180,573,000 as compared to 1996 in which investing activities resulted in a use of cash of $160,168,000. The primary reason for the increase in the use of cash for investing activities was that the net difference of security purchases over proceeds from sales, maturities and calls of securities, increased from a net use of $11,702,000 in 1996 to a net use of $76,400,000 in 1997 or an increase of $64,698,000. Additionally, as a use of cash for investing activities, approximately $28,929,000 of net cash was paid by United during 1997 to acquire all of the outstanding shares of Patriot. These increases in uses of cash for investing activities were partially offset by a decline in net loan originations of $73,303,000 in 1997 as compared to 1996. Financing activities resulted in a source of cash in 1997 of $148,583,000 primarily due to an increase in deposits of $122,735,000 and an increase in net borrowings from the FHLB of Pittsburgh and other short-term borrowings of $9,804,000 and $40,071,000, respectively. These sources of cash for financing activities were partially offset by payment of $19,831,000 of cash dividends to shareholders and $5,754,000 for the purchase of treasury stock for use in United's employee benefit plans. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

United anticipates no problems in its ability to service its obligations over the next 12 months. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available to it. See Note G, Notes to Consolidated Financial Statements.

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

United also seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 11.01% in 1997 and 11.25% in 1996. United's risk-based capital ratio was 13.46% in 1997 and 16.54% in 1996 which are both significantly higher than the minimum regulatory requirements. United's Tier 1 capital and leverage ratios of 12.21% and 9.21%, respectively, at December 31, 1997, are also strong relative to its peers and are well above regulatory minimums to be classified as a "well capitalized" institution. See Note M, Notes to Consolidated Financial Statements.

COMMITMENTS

The following table indicates the outstanding loan commitments of United in the categories stated:

                                                      December 31
                                                          1997
                                                     -------------

   Lines of credit authorized, but unused            $455,767,000
   Letters of credit                                   36,243,000
                                                     ------------
                                                     $492,010,000
                                                     ============

Past experience has shown that, of the foregoing commitments, approximately 12-15% can reasonably be expected to be funded within a one year period. For more information, see Note J to the Consolidated Financial Statements.

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of a company's hardware, date-driven automated equipment or computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on a recent assessment, United determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. United currently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on United's operations.

United has initiated formal communications with all of its significant suppliers and customers to determine the extent to which United's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. United's total Year 2000 project costs and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems and applications of other companies on which United's systems rely will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with United's systems and applications, would not have a material adverse effect on United.

United will utilize both internal and external resources to reprogram, or replace, and test the Year 2000 modifications. United anticipates completing the Year 2000 project within one year but not later than December 31, 1998, which is prior to any anticipated impact on United's operating systems. The total cost of the Year 2000 project is estimated at $2.0 million and is being funded through cash flows, which will be expensed as incurred over the next two years. The Year 2000 costs are not expected to have a material adverse effect on United's results of operations or cash flows. To date United has incurred and expensed approximately $100,000 related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a Year 2000 plan of operation.

The costs of the Year 2000 project and the date on which United believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party vendor modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained programming personnel, the ability to locate and correct all relevant computer coding, and similar uncertainties.

1996 COMPARED TO 1995

The following Earnings Summary is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion which is presented under the specific headings below.

EARNINGS SUMMARY

For the year ended December 31, 1996, net income decreased 7.0% to $30,512,000. Net income per share of $1.00 for the year decreased 8.3% from $1.09 in 1995. Dividends per share increased 6.0% from $0.59 in 1995 to a record level of $0.62 per share in 1996. This was the twenty-third consecutive year of dividend increases to shareholders.

During 1996, United recorded approximately $6,845,000 of merger-related and one-time special charges associated with the Eagle merger. These charges included, among other items, severance pay and benefits for displaced Eagle officers and employees, costs to consolidate duplicate facilities, employee training, new product promotions, computer conversions and additional deposit insurance as a result of the Savings Association Insurance Fund ("SAIF") recapitalization legislation.

Despite these significant one-time expenses, United's return on average assets of 1.35% compared very favorably with regional and national peer grouping information provided by Wheat, First Securities, Inc. of 1.19% and 1.18%. United's return on average shareholders' equity of 11.98%, as compared with regional and national peer group information of 15.56% and 15.14%, is indicative of United's very strong capital levels.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

For the years ended December 31, 1996 and 1995, net interest income approximated $99,173,000 and $95,648,000, respectively. On a tax-equivalent basis the net interest margin was strong at 4.85% in 1996 and 4.90% in 1995.

Total interest income of $172,358,000 increased 4.0% in 1996 over 1995 as a result of higher volumes of interest-earning assets. Higher average loan volumes of approximately $113 million, resulting primarily from an acquisition, contributed to the increase. From December 31, 1995 to December 31, 1996, United experienced a moderate increase in consumer loans of 1.1%, while commercial loans and mortgage loans showed increases of 13.7% and 6.4%, respectively.

Total interest expense increased $3,018,000 or 4.3% in 1996. This increase was attributed primarily to United's competitive pricing of interest-bearing deposits in its markets and continued change in the retail deposit mix as customers shifted funds into products offering higher yields. United's average interest-bearing deposits increased by $25,761,000 or 1.7% in 1996, while its average FHLB advances increased $29,604,000 or 42.6% and average short-term borrowings increased $3,999,000 or 4.8%. United made greater use of FHLB advances as the cost of those advances declined from 5.93% in 1995 to 5.54% in 1996. United utilized FHLB advances during 1996 to fund the growth in the mortgage loan portfolio. The average cost of funds, which increased from 4.22% in 1995 to 4.25% in 1996, reflected the general upward trend in market interest rates during 1996.

PROVISION FOR LOAN LOSSES

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio.

Nonperforming loans were $10,192,000 at December 31, 1996 and $10,990,000 at December 31, 1995, a decrease of 7.3%. The level of nonperforming assets decreased as a result of the charge-off of certain large balance commercial credits. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been placed on nonaccrual. Loans past due 90 days or more increased $1,139,000 or 24.3% during 1996; nonaccrual loans decreased $1,937,000 or 30.8% since year-end 1995. Nonperforming loans represented 0.44% of total assets at the end of 1996, as compared to 0.52% for United's national peer group. At year-end 1996 and 1995, the allowance for loan losses was 1.21% and 1.30% of total loans, net of unearned income. At December 31, 1996 and 1995, the ratio of the allowance for loan losses to nonperforming loans was 218.6% and 205.1%, respectively.

For the years ended December 31, 1996 and 1995, the provision for loan losses was $2,610,000 and $2,320,000, respectively. The increase in the provision for 1996 when compared to 1995 was to conform the allowance for loan losses on Eagle's loan portfolio with United's loan valuation policies and in response to growth in the portfolio.

Total net charge-offs were $2,872,000 in 1996 and $3,096,000 in 1995, which represents 0.16% and 0.18% of average loans for the respective years. United's ratio of net charge-offs to average loans was better than its peer group's ratio of 0.23% in 1996 and was comparable to its peer group's ratio of 0.19% in 1995.

At December 31, 1996, impaired loans were $10,317,000, an increase of $1,525,000 or 17.4% from the $8,792,000 in impaired loans at December 31, 1995.

OTHER INCOME

Noninterest income decreased $563,000 or 3.8% for 1996 when compared to 1995. Other income consists of all revenues which are not included in interest and fee income related to earning assets. The decrease in noninterest income for 1996 was primarily the result of the approximate $2,000,000 loss on loans sold in United's newly formed mortgage banking subsidiary. These sales were necessary to strategically align the mortgage banking operations with United's interest rate risk position. Excluding gains and losses on sales of securities and mortgage banking activities, noninterest income increased $978,000 or 7.1% in 1996 primarily as a result of increased service charges and fees from customer accounts.

Trust income increased $275,000 or 9.5% in 1996 due to repricing of services and an increased volume of trust business.

Service charges, commissions and fees increased by $1,396,000 or 14.1% in 1996. The increase was primarily attributable to conforming the former Eagle offices' service charge and fee structures to United's and increased return check charges and bankcard fees. This income includes charges and fees related to various banking services provided by United. The increase was primarily due to a combination of increased fees in bankcard accounts and an increased fee structure for sales of checking related products.

Securities transactions resulted in a net loss of $98,000 in 1996. The proceeds from these sales of approximately $17 million were reinvested in similar securities yielding a higher rate of return. There were no securities sales in 1995.

OTHER EXPENSE

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. In total, other expense increased $6,068,000 or 10.6%. The increase was primarily due to the one-time and merger-related charges recorded in the first and second quarters and the additional third quarter deposit insurance expense as a result of the SAIF recapitalization legislation.

Salaries and employee benefits expense increased $2,887,000 or 11.2% in 1996. Nearly all of the increase for 1996 was attributable to severance and benefit pay of displaced Eagle executive officers, employment contracts and employees at locations where United consolidated certain branches. As of December 31, 1996 and 1995, United employed 893 and 946 full-time equivalent employees, respectively.

Net occupancy expense in 1996 exceeded 1995 levels by $319,000 or 5.5% primarily due to decreased rental income and an increase in real property repairs and utilities expense. The overall changes in net occupancy expense for 1996 were insignificant with no material increase or decrease in any one expense category.

Remaining other expense increased $2,862,000 or 11.1% in 1996 compared to 1995. The increase in other expense for 1996 related primarily to the additional deposit insurance expense as a result of the SAIF recapitalization legislation, higher insurance expense, advertising, consulting and legal expense, losses on sales and write-downs of assets, EDP fees, office supplies, and goodwill amortization. Included in these increased costs was $1,483,000 of one-time charges which related to reengineering costs incurred to improve efficiency, productivity and strengthen United's competitiveness. Additionally, the added expenses of a purchase accounting acquisition included in 1996, but not in the first ten months of 1995, have contributed to the overall increase in noninterest expense.

INCOME TAXES

For the year ended December 31, 1996, income taxes approximated $16,691,000 compared to $17,782,000 for 1995. The decrease of $1,091,000 or 6.7% for 1996 when compared to 1995 was primarily the result of decreased pretax income. United's effective tax rates were approximately 35% for 1996 and 1995.

Report Of Ernst & Young LLP
Independent Auditors

Board of Directors and Shareholders
United Bankshares, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP
                                                           _____________________

Charleston, West Virginia
February 27, 1998, except
for Note O, as to which
the date is March 27, 1998

Consolidated Balance Sheets
United Bankshares, Inc. and Subsidiaries

(Dollars in thousands, except par value)                                                   December 31
                                                                                   --------------------------
                                                                                       1997           1996
                                                                                   -----------    -----------
Assets
   Cash and due from banks                                                         $    80,447    $    86,328
   Interest-bearing deposits with other banks                                            8,725            195
   Federal funds sold                                                                    1,000          2,997
                                                                                   -----------    -----------
      Total cash and cash equivalents                                                   90,172         89,520
   Securities available for sale at estimated fair value (amortized cost --$265,439 at December 31, 1997 and $160,161 at
      December 31, 1996)                                                               273,868        161,629
   Securities held to maturity (estimated fair value--$181,185 at
      December 31, 1997 and $173,697 at December 31, 1996)                             179,294        170,702
   Loans                                                                             2,067,485      1,852,770
      Less: Unearned income                                                             (6,998)        (5,165)
                                                                                   -----------    -----------
      Loans net of unearned income                                                   2,060,487      1,847,605
      Less: Allowance for loan losses                                                  (24,786)       (22,283)
                                                                                   -----------    -----------
   Net loans                                                                         2,035,701      1,825,322
   Bank premises and equipment                                                          39,490         33,550
   Accrued interest receivable                                                          16,040         13,508
   Other assets                                                                         65,225         32,646
                                                                                   -----------    -----------
                                                                 Total Assets      $ 2,699,790    $ 2,326,877
                                                                                   ===========    ===========
Liabilities
   Domestic deposits:
      Noninterest-bearing                                                          $   317,930    $   261,048
      Interest-bearing                                                               1,788,117      1,566,506
                                                                                   -----------    -----------
                                                               Total Deposits        2,106,047      1,827,554

   Borrowings:
      Federal funds purchased                                                           20,961          4,491
      Securities sold under agreements
         to repurchase                                                                 109,909         71,091
      Federal Home Loan Bank borrowings                                                142,695        132,631
   Accrued expenses and other liabilities                                               40,740         32,596
                                                                                   -----------    -----------
                                                            Total Liabilities        2,420,352      2,068,363

Shareholders' Equity
   Common stock, $2.50 par value;
      Authorized--41,000,000 shares at December 31,
      1997 and 20,000,000 at December 31, 1996; issued--
      30,590,260 at December 31, 1997 and 15,295,130
      at December 31, 1996, including 622,744
      and 205,495 shares in treasury at
      December 31, 1997 and 1996, respectively                                          76,476         38,238
   Surplus                                                                              41,014         41,438
   Retained earnings                                                                   165,896        183,539
   Net unrealized holding gain on securities available
      for sale, net of deferred income taxes                                             5,479            954
   Treasury stock, at cost                                                              (9,427)        (5,655)
                                                                                   -----------    -----------
                                                   Total Shareholders' Equity          279,438        258,514
                                                                                   -----------    -----------
                                   Total Liabilities and Shareholders' Equity      $ 2,699,790    $ 2,326,877
                                                                                   ===========    ===========

See notes to consolidated financial statements

Consolidated Statements of Income
United Bankshares, Inc. and Subsidiaries

(Dollars in thousands, except per share data)                                    Year Ended December 31
                                                                      -------------------------------------------
                                                                          1997            1996            1995
                                                                      ------------   ------------    ------------
Interest Income
   Interest and fees on loans                                         $    164,310   $    151,404    $    143,228
   Interest on federal funds sold and other
      short-term investments                                                   184            157           1,107
   Interest and dividends on securities:
      Taxable                                                               23,828         18,455          18,516
      Exempt from federal taxes                                              1,930          2,342           2,964
                                                                      ------------   ------------    ------------

                                              Total Interest Income        190,252        172,358         165,815
                                                                      ------------   ------------    ------------
Interest Expense
   Interest on deposits                                                     74,400         63,917          62,231
   Interest on short-term borrowings                                         5,275          3,770           3,809
   Interest on Federal Home Loan Bank advances                               4,824          5,498           4,127
                                                                      ------------   ------------    ------------
                                             Total Interest Expense         84,499         73,185          70,167
                                                                      ------------   ------------    ------------
                                                Net Interest Income        105,753         99,173          95,648
Provision for Loan Losses                                                    3,100          2,610           2,320
                                                                      ------------   ------------    ------------
                                         Net Interest Income After
                                          Provision for Loan Losses        102,653         96,563          93,328
                                                                      ------------   ------------    ------------
Other Income

   Trust department income                                                   3,569          3,186           2,911
   Service charges, commissions, and fees                                   12,500         11,298           9,902
   Other income (loss)                                                       3,663           (295)          1,939
                                                                      ------------   ------------    ------------
                                                 Total Other Income         19,732         14,189          14,752
                                                                      ------------   ------------    ------------
Other Expense
   Salaries and employee benefits                                           27,384         28,743          25,856
   Net occupancy expense                                                     6,238          6,071           5,752
   Other expense                                                            26,327         28,735          25,873
                                                                      ------------   ------------    ------------
                                                Total Other Expense         59,949         63,549          57,481
                                                                      ------------   ------------    ------------
Income Before Income Taxes                                                  62,436         47,203          50,599

Income Taxes                                                                21,497         16,691          17,782
                                                                      ------------   ------------    ------------
                                                         Net Income   $     40,939   $     30,512    $     32,817
                                                                      ============   ============    ============
Earnings per common share:
   Basic                                                              $       1.37   $       1.01    $       1.10
                                                                      ============   ============    ============
   Diluted                                                            $       1.35   $       1.00    $       1.09
                                                                      ============   ============    ============
Dividends per common share                                            $       0.68   $       0.62    $       0.59
                                                                      ============   ============    ============
Average outstanding shares:
   Basic                                                                29,954,116     30,281,260      29,966,308
   Diluted                                                              30,271,992     30,435,674      30,134,572

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity
United Bankshares, Inc. and Subsidiaries

(Dollars in thousands, except per share data)                                  Net Unrealized
                                                                                  Holding
                                       Common Stock                             (Loss) Gain
                                   --------------------                        on Securities                Total
                                                   Par              Retained     Available    Treasury   Shareholders'
                                     Shares      Value    Surplus   Earnings      for Sale     Stock        Equity
                                   ----------   -------   -------   --------     ---------   ---------   ------------
Balance at January 1, 1995         15,093,157   $37,733   $36,726   $154,985     $   (464)   $(3,346)      $225,634


Net income                                                            32,817                                 32,817
Cash dividends ($0.59 per share)                                     (13,817)                               (13,817)
Net change in unrealized holding loss
   on securities available for sale                                                 1,873                     1,873
Fractional shares adjustment               (7)
Acquisition of First Commercial Bank  202,125       505     5,558                                             6,063
Purchase of treasury stock
   (47,500 shares)                                                                            (1,273)        (1,273)
Common stock options
   exercised (44,500 shares)                                 (423)                             1,089            666
Pre-merger dividends of
   pooled company                                                     (2,729)                                (2,729)
                                   ----------    ------    ------    -------        -----    -------        -------
Balance at December 31, 1995       15,295,275    38,238    41,861    171,256        1,409     (3,530)       249,234

Net income                                                            30,512                                 30,512
Cash dividends ($0.62 per share)                                     (17,847)                               (17,847)
Net change in unrealized holding
   gain on securities available for sale                                             (455)                     (455)
Fractional shares adjustment             (145)                 (4)                                               (4)
Purchase of treasury stock
   (113,000 shares)                                                                           (3,395)        (3,395)
Common stock options
   exercised (48,025 shares)                                 (419)                             1,270            851
Pre-merger dividends of
   pooled company                                                       (382)                                  (382)
                                   ----------    ------    ------    -------        -----    -------        -------
Balance at December 31, 1996       15,295,130    38,238    41,438    183,539          954     (5,655)       258,514

Net income                                                            40,939                                 40,939
Cash dividends ($0.68 per share)                                     (20,344)                               (20,344)
Net change in unrealized holding
   gain on securities available for sale                                            4,525                     4,525
Purchase of treasury stock
   (167,100 shares)                                                                           (5,754)        (5,754)
Common stock options
   exercised (45,232 shares)                                 (424)                             1,376            952
Sale of treasury stock (15,991 shares)                                                           606            606
Two-for-one stock split effected
   in the form of a 100%
   stock dividend                  15,295,130    38,238              (38,238)
                                   ----------   -------   -------  ---------      -------    -------       --------
Balance at December 31, 1997       30,590,260   $76,476   $41,014  $ 165,896      $ 5,479    $(9,427)      $279,438
                                   ==========   =======   =======  =========      =======    =======       ========

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
United Bankshares, Inc. and Subsidiaries

(Dollars in thousands)                                                            Year Ended December 31
                                                                        -----------------------------------------
                                                                           1997            1996            1995
                                                                        ---------        --------        --------
Operating Activities
Net income                                                              $  40,939        $ 30,512        $ 32,817
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Provision for loan losses                                             3,100           2,610           2,320
      Provision for depreciation                                            3,486           3,080           2,926
      Amortization, net of accretion                                        2,082           1,091              35
      (Gain) loss on sales of bank premises and equipment                    (534)            140             (35)
      Net losses on sales of securities available for sale                                     98
      Loans originated for sale                                          (143,195)        (26,157)         (9,438)
      Proceeds from loans sold                                            138,283          49,839          10,053
      (Gain) loss on sales of loans                                        (2,521)            728          (1,012)
      Deferred income tax expense (benefit)                                   387              (9)            141
      Originations of student loans                                                                          (465)
      Proceeds from sales of student loans                                                  4,580
Changes in:
   Interest receivable                                                       (949)            285            (766)
   Other assets                                                           (10,181)         (3,461)          2,601
   Accrued expenses and other liabilities                                   1,745           3,113           2,227
                                                                        ---------        --------        --------
Net Cash Provided By Operating Activities                                  32,642          66,449          41,404
                                                                        ---------        --------        --------
Investing Activities
   Proceeds from maturities and calls of investment securities             24,950          23,053          32,624
   Purchases of investment securities                                     (33,488)        (78,177)         (6,995)
   Proceeds from sales of securities available for sale                                    16,518
   Proceeds from maturities and calls of securities available for sale    149,275         203,395         108,706
   Purchases of securities available for sale                            (217,137)       (176,491)        (70,746)
   Proceeds from sales of loans                                                                            49,127
   Net purchases of bank premises and equipment                            (2,085)         (2,004)         (1,972)
   Net cash paid for acquired subsidiary                                  (28,929)                         (1,742)
   Net change in loans                                                    (73,159)       (146,462)        (90,117)
                                                                        ---------        --------        --------
Net Cash (Used In) Provided By Investing Activities                      (180,573)       (160,168)         18,885
                                                                        ---------        --------        --------
Financing Activities
   Cash dividends paid                                                    (19,831)        (16,541)        (10,273)
   Acquisition of treasury stock                                           (5,754)         (3,395)         (1,273)
   Proceeds from exercise of stock options                                    952             851             666
   Proceeds from sales of treasury stock                                      606
   Pre-merger dividends of pooled company                                                    (382)         (2,729)
   Repayment of Federal Home Loan Bank borrowings                        (280,359)       (414,007)       (379,134)
   Proceeds from Federal Home Loan Bank borrowings                        290,163         471,141         316,257
   Purchase of fractional shares                                                               (4)
   Changes in:
      Time deposits                                                        96,950          25,161         127,570
      Other deposits                                                       25,785          28,023        (117,776)
      Federal funds purchased and securities sold
         under agreements to repurchase                                    40,071          (6,585)         10,358
                                                                        ---------        --------        --------
Net Cash Provided By (Used In) Financing Activities                       148,583          84,262         (56,334)
                                                                        ---------        --------        --------
Increase (Decrease) In Cash and Cash Equivalents                              652          (9,457)          3,955
Cash and Cash Equivalents at Beginning of Year                             89,520          98,977          95,022
                                                                        ---------        --------        --------
Cash and Cash Equivalents at End of Year                                 $ 90,172        $ 89,520        $ 98,977
                                                                        =========        ========        ========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 1997

Note A--Summary of Significant Accounting Policies

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. The principal markets of United Bankshares, Inc. and subsidiaries (United) are located in Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia and Arlington, Fairfax, Loudoun and Prince William counties, Virginia. United considers all of its principal business activities to be bank related.

Basis of Presentation: The consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain prior period data has been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or shareholders' equity.

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

Cash Flow Information: United considers cash and due from banks, interest-bearing deposits with other banks and federal funds sold as cash and cash equivalents.

Securities: Management determines the appropriate classification of securities at the time of purchase. Debt securities that United has the positive intent and the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity, net of deferred income taxes.

Gains or losses on sales of securities are recognized by the specific identification method and are reported separately in the statements of income.

Loans: Interest on loans is accrued and credited to operations using methods that produce a level yield on principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan.

The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

Consistent with United's existing method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. United's method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt.

The principal sources of revenue from United's mortgage banking business are:
(i) loan origination fees; (ii) gains or losses from the sale of loans, if any;
(iii) interest earned on mortgage loans during the period that they are held by United pending sale; (iv) loan servicing fees; and (v) gain or loss on the close-out of the hedge instrument used to offset the risk that changes in interest rate may have on the value of United's mortgage loan inventory.

Derivative Financial Instruments: United enters into hedging transactions that utilize forward contracts for the delivery of mortgage-backed securities as hedge vehicles to offset the risk that a change in interest rates will result in a decrease in the value of United's current mortgage loan inventory or its commitments to originate mortgage loans (the "pipeline"). The risk of loss is then matched with the appropriate hedge vehicle. United's policies generally require that it hedge substantially all of its inventory of conforming and government loans. Realized gains and losses on forward commitments are recorded in mortgage banking income in the period settlement occurs. Unrealized gains or losses are considered in the lower of cost or market valuation of loans held for sale.

Loans Held for Sale: Loans held for sale consist of one-to-four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis.

Allowance for Loan Losses: Management's evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. The allowance for loan losses related to loans that are identified as impaired is based on the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In providing for loan losses, United considers all significant factors that affect the collectibility of loans. Such factors considered by management include, among others, growth and composition of the loan portfolio, known deterioration in certain classes of loans or collateral, trends in delinquencies, and current economic conditions. This evaluation is inherently subjective and requires management to make estimates of the amounts and timing of future cash flows.

Management believes that the allowance for loan losses is adequate to provide for potential losses on existing loans based on information currently available.

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less allowances for depreciation and amortization. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets.

Income Taxes: Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.

Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a 7 to 10 year period. The excess of the purchase price over the fair market value of the net assets of the banks acquired (goodwill) is being amortized on a straight-line basis over 15 to 20 years. The carrying amount of goodwill is evaluated if facts and circumstances suggest that it may be impaired. If this evaluation indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of goodwill will be reduced.

At December 31, 1997 and 1996, deposit base intangibles and goodwill approximated $37,332,000 and $11,959,000 net of accumulated amortization of approximately $12,318,000 and $9,888,000.

Trust Assets and Income: Assets held in a fiduciary or agency capacity for subsidiary bank customers are not included in the balance sheets since such items are not assets of the subsidiary banks. Trust department income is reported on a cash basis. Reporting such income on an accrual basis would not materially affect United's consolidated financial position or its results of operations as reported herein.

Notes to Consolidated Financial Statements

Earnings Per Common Share: In 1997, United adopted FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per common share for all periods. Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock which would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 317,876, 154,414 and 168,264 shares in 1997, 1996 and 1995, respectively. Prior period earnings per common share amounts have been restated to reflect the adoption of SFAS No. 128. The results of this change were insignificant.

New Accounting Standards: In June 1996, the FASB issued Statement No. 125, (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS No. 76, "Extinguishment of Debt." SFAS No. 125 prescribes the accounting treatment for securitization transactions based on a financial components approach with an emphasis on physical control, such as the ability to pledge or exchange the securitized assets, while prior rules emphasize the economic risks or rewards of ownership of the assets. Additionally, SFAS No. 125 applies to repurchase agreements, securities lending, loan participations, and other financial component transfers and exchanges. Under the financial components approach of SFAS No. 125, both the transferor and transferee will recognize on its balance sheet the assets and liabilities, or components thereof, that it controls and derecognize from the balance sheet the assets and liabilities that were surrendered or extinguished in the transfer. The new rules have not had a material effect on United's financial position and results of operations.

In June 1997, the FASB issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income." This statement, which is effective for years beginning after December 15, 1997, requires companies to report and display comprehensive income and its components. United is reviewing the components of comprehensive income as outlined by SFAS No. 130 and plans to disclose the information as required.

In June 1997, the FASB issued Statement No. 131, (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosures are required for years beginning after December 15, 1997. United is currently reviewing its methodology used for determining operating segment results.

These standards, when implemented, are not expected to materially impact the reported financial position or results of operations of United.

Note B--Mergers and Acquisitions

United has entered into an agreement with George Mason Bankshares, Inc., Fairfax, Virginia ("George Mason") to exchange 1.70 shares, as adjusted for the 100% stock dividend, of United common stock for each of the 5,277,301 common shares of George Mason. The transaction will be accounted for using the pooling of interests method of accounting. It is anticipated that the proposed merger will be consummated early during the second quarter of 1998.

Additionally, United has entered into an agreement with Fed One Bancorp, Inc., Wheeling, West Virginia ("Fed One") to exchange 1.50 shares, as adjusted for the 100% stock dividend, of United common stock for each of the 2,373,181 common shares of Fed One. The transaction will be accounted for using the pooling of interests method of accounting. It is anticipated that the proposed merger will be consummated early during the fourth quarter of 1998.

The following represents unaudited selected pro forma financial information regarding the effects of the transactions as though United, George Mason and Fed One had been combined for all periods presented:

(In thousands, except per share data)                                       United                        United,
                                                                              and                         George
                                                                            George                       Mason and
                                                              George         Mason            Fed         Fed One
                                                United         Mason        Combined          One        Combined
                                               --------       -------      ---------        -------      --------
1997
Net interest income                            $105,753       $31,945       $137,698        $11,632      $149,330
Net income                                       40,939         8,080         49,019          3,242        52,261
Earnings per common share:
   Basic                                          $1.37         $1.58          $1.27          $1.43         $1.24
   Diluted                                        $1.35         $1.54          $1.25          $1.36         $1.22

1996
Net interest income                            $ 99,173       $27,463       $126,636        $11,749      $138,385
Net income                                       30,512         6,883         37,395          2,324        39,719
Earnings per common share:
   Basic                                          $1.01         $1.38          $0.97          $0.97         $0.94
   Diluted                                        $1.00         $1.35          $0.96          $0.94         $0.93

1995
Net interest income                            $ 95,648       $24,170       $119,818        $11,697      $131,515
Net income                                       32,817         6,292         39,109          3,250        42,359
Earnings per common share:
   Basic                                          $1.10         $1.30          $1.02          $1.24         $1.01
   Diluted                                        $1.09         $1.28          $1.02          $1.20         $1.00

The data set forth above is not necessarily indicative of the results of operations or the combined financial position of United that would have resulted had the merger been consummated at the beginning of the applicable periods indicated, nor is it necessarily indicative of the results of operations in future periods or the future financial position of the combined entities.

On August 1, 1997, United acquired 100% of the outstanding common stock of First Patriot Bankshares Corporation, Reston, Virginia ("Patriot") for cash consideration of approximately $39.2 million. The transaction has been accounted for using the purchase method of accounting.

At consummation, Patriot had assets of approximately $211 million, loans of $135 million, deposits of $154 million and shareholders' equity of $11 million, all of which reflected purchase accounting adjustments. The results of operations of Patriot, which are not significant, have been included in the consolidated results of operations from the date of acquisition.

Note C--Investment Securities

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

(In thousands)                                                               December 31, 1997
                                                            ------------------------------------------------------
                                                                               Gross        Gross        Estimated
                                                             Amortized      Unrealized   Unrealized        Fair
                                                               Cost           Gains        Losses         Value
                                                             ---------      ----------   ----------      ---------
U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies                 $142,688          $ 500         $239        $142,949
Mortgage-backed securities                                    102,955          1,527           20         104,462
Marketable equity securities                                    4,300          6,741                       11,041
Other                                                          15,496                          80          15,416
                                                             --------         ------         ----        --------
                                                     Total   $265,439         $8,768         $339        $273,868
                                                             ========         ======         ====        ========

(In thousands)                                                               December 31, 1996
                                                             -----------------------------------------------------
                                                                               Gross         Gross       Estimated
                                                             Amortized      Unrealized    Unrealized       Fair
                                                               Cost           Gains         Losses        Value
                                                             ---------      ----------    ----------     ---------
U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies                 $115,018          $ 443         $ 444       $115,017
Mortgage-backed securities                                     24,982             92           565         24,509
Marketable equity securities                                    3,655          2,158                        5,813
Other                                                          16,506              7           223         16,290
                                                             --------         ------        ------       --------
                                                     Total   $160,161         $2,700        $1,232       $161,629
                                                             ========         ======        ======       ========

The amortized cost and estimated fair value of securities available for sale at December 31, 1997, by contractual maturity are as follows:


     (In thousands)                                                 Estimated
                                                      Amortized        Fair
                                                         Cost         Value
                                                      ---------     ---------
     Due in one year or less                           $ 36,604      $ 37,043
     Due after one year through five years               86,721        87,031
     Due after five years through ten years              20,861        20,868
     Due after ten years                                116,953       117,885
     Marketable equity securities                         4,300        11,041
                                                       --------      --------
                                              Total    $265,439      $273,868
                                                       ========      ========


The table above includes $104,462,000 of mortgage-backed securities at estimated fair value with an amortized cost of $102,955,000. Maturities of mortgage-backed securities are based upon the estimated average life.

Gross realized gains and losses from sales of securities available for sale were $96,000 and $194,000, respectively, in 1996. There were no sales in 1997 and 1995.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

(In thousands)                                                                   December 31, 1997
                                                                    ---------------------------------------------
                                                                                 Gross       Gross      Estimated
                                                                    Amortized  Unrealized  Unrealized      Fair
                                                                      Cost       Gains       Losses       Value
                                                                    ---------  ----------  ----------   ---------
U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies                             $ 97,847      $ 551       $ 22      $ 98,376
State and political subdivisions                                       32,650      1,323          8        33,965
Mortgage-backed securities                                             41,874        154        107        41,921
Other                                                                   6,923                               6,923
                                                                     --------     ------       ----      --------
                                                            Total    $179,294     $2,028       $137      $181,185
                                                                     ========     ======       ====      ========

(In thousands)                                                                  December 31, 1996
                                                                    ---------------------------------------------
                                                                                 Gross       Gross      Estimated
                                                                    Amortized  Unrealized  Unrealized      Fair
                                                                      Cost       Gains       Losses       Value
                                                                    ---------  ----------  ----------   ---------
U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies                             $ 77,704     $2,131       $ 87      $ 79,748
State and political subdivisions                                       36,136      1,487         32        37,591
Mortgage-backed securities                                             54,977        250        754        54,473
Other                                                                   1,885                               1,885
                                                                     --------     ------       ----      --------
                                                            Total    $170,702     $3,868       $873      $173,697
                                                                     ========     ======       ====      ========

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1997 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

     (In thousands)                                                 Estimated
                                                      Amortized        Fair
                                                         Cost         Value
                                                      ---------     ---------
     Due in one year or less                           $ 18,825      $ 18,887
     Due after one year through five years               52,448        53,033
     Due after five years through ten years              78,794        79,399
     Due after ten years                                 29,227        29,866
                                                       --------      --------
                                              Total    $179,294      $181,185
                                                       ========      ========

The table above includes $41,874,000 of mortgage-backed securities with an estimated fair value of $41,921,000 at December 31, 1997. Maturities of the mortgage-backed securities are based upon the estimated average life.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $277,098,000 and $204,254,000 at December 31, 1997 and 1996, respectively.

Note D--Loans

Major classifications of loans are as follows:

     (In thousands)                                          December 31
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
     Commercial, financial, and agricultural           $ 368,654      $ 248,762
     Real estate:
        Single family residential                        929,490        953,000
        Commercial                                       392,818        355,431
        Construction                                      93,918         42,343
        Other                                             43,406         19,748
     Installment                                         232,191        232,004
                                                      ----------     ----------
                                                       2,060,477      1,851,288
     Loans held for sale                                   7,008          1,482
                                                      ----------     ----------
                                   Total gross loans  $2,067,485     $1,852,770
                                                      ==========     ==========

An analysis of the allowance for loan losses follows:

   (In thousands)                                 Year Ended December 31
                                              ------------------------------
                                                1997       1996        1995
                                              -------    -------     -------
   Balance at beginning of year               $22,283    $22,545     $22,304
   Allowance of purchased subsidiaries          2,695                  1,017
   Provision for loan losses                    3,100      2,610       2,320
                                              -------    -------     -------
                                               28,078     25,155      25,641
                                              -------    -------     -------
   Loans charged off                            3,819      3,524       3,624
   Recoveries                                     527        652         528
                                              -------    -------     -------
   Net charge offs                              3,292      2,872       3,096
                                              -------    -------     -------
   Balance at end of year                     $24,786    $22,283     $22,545
                                              =======    =======     =======

United's lending is centered in the West Virginia and Virginia markets and is focused on retail consumer and small and middle market commercial lending.

United has commercial real estate loans, including owner occupied, income producing real estate and land development loans, of approximately $392,818,000 and $355,431,000 as of December 31, 1997 and 1996, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

At December 31, 1997, the recorded investment in loans that were considered to be impaired was $12,602,000 (of which $4,156,000 was on a nonaccrual basis). Included in this amount was $5,319,000 of impaired loans for which the related allowance for credit losses was $1,438,000 and $7,283,000 of impaired loans that did not have an allowance for credit losses. At December 31, 1996, the recorded investment in loans that were considered to be impaired was $10,317,000 (of which $4,361,000 was on a nonaccrual basis). Included in this amount was $5,631,000 of impaired loans for which the related allowance for credit losses was $1,451,000 and $4,686,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 1997, 1996 and 1995 was approximately $11,482,000, $9,442,000 and
$9,545,000, respectively.

The amount of interest income that would have been recorded on impaired loans under the original terms was $1,471,000, $1,464,000 and $1,045,000 for the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, United recognized interest income on those impaired loans of approximately $907,000, $638,000 and $412,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

United's subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $83,660,000 and $72,367,000 at December 31, 1997 and 1996, respectively. During
1997, $36,929,000 of new loans were made, repayments totaled $30,045,000, and other changes due to the change in composition of United's board members and executive officers approximated $4,409,000.

Note E--Bank Premises and Equipment and Leases

Bank premises and equipment are summarized as follows:

       (In thousands)                                    December 31
                                                     ---------------------
                                                       1997          1996
                                                     -------       -------
       Land                                          $ 8,921       $ 7,892
       Buildings and improvements                     35,540        34,414
       Leasehold improvements                          5,002         5,784
       Furniture, fixtures, and equipment             31,701        30,093
                                                     -------       -------
                                                      81,164        78,183

       Less allowance for depreciation and
          amortization                                41,674        44,633
                                                     -------       -------
       Net bank premises and equipment               $39,490       $33,550
                                                     =======       =======

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $2,019,000, $1,908,000 and $1,822,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 1997, consisted of the following:

              (In thousands)
              Year                                 Amount
              ----                                -------
              1998                                $ 2,333
              1999                                  2,196
              2000                                  1,801
              2001                                  1,766
              2002                                  1,368
              Thereafter                            1,236
                                                  -------
                Total minimum lease payments      $10,700
                                                  =======


Note F--Deposits

The book value of deposits consisted of the following:

              (In thousands)                           December 31
                                               --------------------------
                                                  1997            1996
                                               ----------      ----------
              Noninterest-bearing checking     $  317,930      $  261,048
              Interest-bearing checking            52,506          62,783
              Regular savings                     288,504         293,755
              Money market accounts               421,348         362,223
              Time deposits under $100,000        838,094         709,309
              Time deposits over $100,000         187,665         138,436
                                               ----------      ----------
                Total deposits                 $2,106,047      $1,827,554
                                               ==========      ==========


Interest paid on deposits and borrowings approximated $82,959,000, $72,568,000 and $63,167,000 in 1997, 1996 and 1995, respectively.

At December 31, 1997, the scheduled maturities of time deposits are as follows:

              (In thousands)

              Year                                  Amount
              ----                                ----------
              1998                                $  668,860
              1999                                   297,332
              2000                                    37,119
              2001                                     9,481
              2002 and thereafter                     12,967
                                                  ----------
                  Total minimum lease payments    $1,025,759
                                                  ==========

United's subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $21,253,000 and $18,335,000 at December 31, 1997 and 1996, respectively.

Note G--Borrowings

United's lead subsidiary, United National Bank (UNB), is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. At December 31, 1997, United had approximately $549,633,000 of available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At December 31, 1997, $139,000,000 of FHLB advances with an interest rate of 6.50% had an overnight maturity. Additionally, $3,695,000 of FHLB advances with a weighted average interest rate of 6.06% are scheduled to mature from fourteen to twenty years.

UNB also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $128,000,000. These lines of credit, which bear interest at prevailing market rates, permit UNB to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

At December 31, 1997 and 1996, borrowings and the related weighted average interest rate were as follows:

    (In thousands)                                    1997                        1996
                                              ---------------------      ----------------------
                                                           Weighted                    Weighted
                                                            Average                     Average
                                               Amount        Rate         Amount         Rate
                                              --------     --------      --------      --------
    Federal funds purchased                   $ 20,961       6.73%       $  4,491        6.81%
    Securities sold under agreements
       to repurchase                           109,909       4.37%         71,091        4.16%
    FHLB advances                              142,695       6.49%        132,631        6.63%
                                              --------                   --------
                                     Total    $273,565                   $208,213
                                              ========                   ========

Information concerning securities sold under agreements to repurchase (in thousands) is summarized as follows:

                                                   1997          1996
                                                 --------      -------
    Average balance during the year              $ 95,565      $66,463
    Average interest rate during the year            4.24%        4.04%
    Maximum month-end balance during the year    $123,949      $79,664

Note H--Income Taxes

The income tax provisions included in the consolidated statements of income are summarized as follows:

         (In thousands)                        Year Ended December 31
                                         ------------------------------------
                                           1997          1996           1995
                                         -------       -------        -------
         Current expense:
            Federal                      $20,163       $15,271        $15,313
            State                            947         1,429          2,328
         Deferred expense (benefit):
            Federal and State                387            (9)           141
                                         -------       -------        -------
         Income taxes                    $21,497       $16,691        $17,782
                                         =======       =======        =======


The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

(In thousands)                                               Year Ended December 31
                                       ----------------------------------------------------------------

                                              1997                   1996                   1995
                                       -----------------      ------------------     ------------------
                                        Amount        %        Amount         %       Amount         %
                                       -------      ----      -------       ----     -------       ----
Tax on income before taxes at
   statutory federal rate              $21,853      35.0%     $16,521       35.0%    $17,710       35.0%
Plus: State income taxes net of
   federal tax benefits                    632       1.0          929        2.0       1,619        3.2
                                       -------      ----      -------       ----     -------       ----
                                        22,485      36.0       17,450       37.0      19,329       38.2
Increase (decrease) resulting from:
      Tax-exempt interest income        (1,410)     (2.3)      (1,464)      (3.1)     (1,683)      (3.3)
Other items-net                            422       0.7          705        1.5         136        0.2
                                       -------      ----      -------       ----     -------       ----
Income taxes                           $21,497      34.4%     $16,691       35.4%    $17,782       35.1%
                                       =======      ====      =======       ====     =======       ====


Federal income tax benefit applicable to securities transactions approximated $34,000 in 1996. There were no securities transactions in 1997 and 1995.

Income taxes paid approximated $21,876,000, $14,035,000 and $19,052,000 in 1997,
1996 and 1995, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of United's deferred tax assets and liabilities (included in other assets) at December 31, 1997 and 1996 are as follows:

       (In thousands)                                  1997          1996
                                                      -------      -------
       Deferred tax assets:
          Allowance for loan losses                   $ 9,321      $ 8,889
          Accrued benefits payable                      1,366        1,600
          Other accrued liabilities                     2,874        2,213
          Net deferred loan fees                          295          488
          Other real estate owned                         117           69
          Other                                                        363
                                                      -------      -------
                        Total deferred tax assets      13,973       13,622
                                                      -------      -------
       Deferred tax liabilities:
          Premises and equipment                        2,498        1,784
          Core deposit intangibles                        887          417
          Income tax allowance for loan losses          1,462        1,462
          Prepaid assets                                  169          149
          Deferred mortgage points                      1,663        1,582
          Securities available for sale                 2,950          514
          Other                                           492          441
                                                      -------      -------
                   Total deferred tax liabilities      10,121        6,349
                                                      -------      -------
       Net deferred tax assets                        $ 3,852      $ 7,273
                                                      =======      =======

Note I--Employee Benefit Plans

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

Net periodic pension cost included the following components:

       (In thousands)                                               Year Ended December 31
                                                           ---------------------------------------
                                                             1997             1996           1995
                                                           -------          -------        -------
       Service cost                                        $   739          $   861        $   718
       Interest cost on projected benefit obligation         1,451            1,439          1,263
       Actual return on plan assets                         (4,402)          (2,849)        (3,499)
       Net amortization and deferral                         2,395            1,014          1,852
                                                           -------          -------        -------
       Net periodic pension cost                           $   183          $   465        $   334
                                                           =======          =======        =======

The following table sets forth the funded status of United's defined benefit plan and amounts recognized in the respective consolidated balance sheets:

         (In thousands)                                                          December 31
                                                                          --------------------------
                                                                            1997              1996
                                                                          --------          --------
         Vested benefit obligation                                        $(16,986)         $(15,715)
         Nonvested benefit obligation                                         (452)             (408)
                                                                          --------          --------
         Accumulated benefit obligation                                    (17,438)          (16,123)
         Effect of future pay increases                                     (4,472)           (5,046)
                                                                          --------          --------
         Projected benefit obligation for services rendered to date        (21,910)          (21,169)
         Plan assets at fair value, primarily marketable securities         27,040            23,109
                                                                          --------          --------
         Excess of plan assets over projected benefit obligation             5,130             1,940
         Unrecognized net gain from past experience different from
            that assumed and effects of changes in assumptions              (5,318)           (1,877)
         Unrecognized prior service cost                                       325               388
         Unrecognized transition asset                                        (695)             (826)
                                                                          --------          --------
         Accrued pension liability included in other liabilities          $   (558)         $   (375)
                                                                          ========          ========


At December 31, 1997, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.25% and 4.5%. At December 31, 1996, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 4.5%. The weighted average expected long-term rate of return on United's plan assets was 9.00% for the years ended December 31, 1997, 1996 and 1995.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. All employees who complete one year of service are eligible to participate in the Plan. Each participant may contribute from 1% to 10% of pre-tax earnings to his or her account which may be invested in any of four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the next 2% of salary deferred with United common stock. Vesting is 100% for employee deferrals and the United match at the time the employee makes his/her deferral. United's expense relating to the Plan approximated $410,000, $330,000 and $297,000 in 1997, 1996 and 1995, respectively.

The assets of United's defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 1997, the combined plan assets included 679,518 shares of United common stock with an approximate fair value of $16,223,000.

United has certain other deferred compensation plans covering various key employees. Periodic charges are made to operations so that the present value of the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has three incentive stock option plans for key employees, the 1988, 1991 and 1996 plans. The plans provide for the granting of stock options of up to 200,000, 1,000,000 and 1,200,000 shares of common stock, respectively. No further grants will be made under the 1988 and 1991 plans. At December 31, 1997, 779,122 options were available for future grant under the 1996 plan. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United's common stock on the date of grant. Accordingly, no compensation expense is recognized for these options.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                             Options Outstanding         Options Exercisable
                                          -------------------------   ------------------------
                                            Weighted-
                                             Average      Weighted-                  Weighted-
                                           Remaining      Average                     Average
      Range of                Number      Contractual     Exercise       Number      Exercise
      Exercise Prices       Outstanding       Life          Price     Exercisable      Price
      ----------------      -----------   -----------     ---------   -----------    ---------
      $ 5.50 to $ 7.00         40,600        3 years       $ 6.62         40,600      $ 6.62
      $ 6.88 to $15.00        610,232        6 years        12.18        565,056       11.95
      $14.88 to $22.00        417,374        9 years        18.56         99,844       14.88

The following is a summary of activity of United's Incentive Stock Option Plans:

                                           Stock
                                          Options        Range of Exercise Prices
                                         ---------       ------------------------
      Outstanding at January 1, 1995       769,350        $13.50          $ 5.50
      Granted                              200,000         15.00
      Exercised                             89,000         13.50            5.50
      Forfeited                             18,900         13.50            9.88
                                         ---------
      Outstanding at December 31, 1995     861,450         15.00            5.50
      Granted                              218,972         14.88
      Exercised                             96,050         13.50            5.50
      Forfeited                              4,130         15.00           11.50
                                         ---------
      Outstanding at December 31, 1996     980,242         15.00            5.50
      Granted                              215,500         22.00
      Exercised                             91,136         15.00            6.63
      Forfeited                             36,400         15.00           11.50
                                         ---------
      Outstanding at December 31, 1997   1,068,206        $22.00          $ 5.50
                                         =========

      Exercisable at:
      December 31, 1995                    527,274        $13.50          $ 5.50
      December 31, 1996                    619,998        $15.00          $ 5.50
      December 31, 1997                    705,500        $15.00          $ 5.50

Because the exercise price of the option granted is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma net income and earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method, have not been presented because the effect of applying the fair value method prescribed by SFAS 123 to the 1997, 1996 and 1995 options awarded produces amounts that are not materially different from amounts reported herein.

The estimated fair value of the options at the date of grant was $10.12, $5.88, and $5.69 for the options granted during 1997, 1996, and 1995, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996, and 1995, respectively: risk-free interest rates of 6.44%, 6.78%, and 6.24%; dividend yields of 3.08%, 4.10%, and 4.00%; volatility factors of the expected market price of United's common stock of 0.182, 0.185, and 0.185; and a weighted average expected option life of 7 years.

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

Note J--Commitments and Contingent Liabilities

United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to alter its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby letters of credit, forward contracts for the delivery of mortgage-backed securities and interest rate swap agreements. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

United's maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $455,767,000 and $337,582,000 of loan commitments outstanding as of December 31, 1997 and 1996, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $36,243,000 and $24,837,000 as of December 31, 1997 and 1996, respectively.

At December 31, 1997, United had open commitments amounting to approximately $2,000,000 to sell mortgage-backed securities with varying settlement dates generally not extending beyond March 1998. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory, net of gains or losses of associated hedge positions.

Management does not anticipate any material losses as a result of these loan commitments, standby letters of credit and forward contracts for the delivery of mortgage-backed securities.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United's financial position or results of operations.

Note K--United Bankshares, Inc. (Parent Company Only) Financial Information

Condensed Balance Sheets

(In thousands)                                                         December 31
                                                                   --------------------
                                                                    1997          1996
                                                                   -------     --------
Assets
   Cash                                                            $ 6,834     $ 12,958
   Securities available for sale                                    16,742       10,813
   Securities held to maturity                                       1,521        1,520
   Investment in subsidiaries:
      Bank subsidiaries                                            250,087      238,902
      Non-bank subsidiaries                                          1,303        1,264
   Loans                                                            14,300
   Other assets                                                      1,297          272
                                                                  --------     --------
                                              Total Assets        $292,084     $265,729
                                                                  ========     ========
Liabilities and Shareholders' Equity
   Accrued expenses and other liabilities                         $ 12,646      $ 7,215
   Shareholders' equity (including a net unrealized holding
      gain of $5,479 and $954 on securities available for sale at
      December 31, 1997 and 1996, respectively)                    279,438      258,514
                                                                  --------     --------
                Total Liabilities and Shareholders' Equity        $292,084     $265,729
                                                                  ========     ========

Condensed Statements of Income

(In thousands)                                                                    Year Ended December 31
                                                                        -----------------------------------------
                                                                          1997              1996            1995
                                                                        -------           -------         -------
Income
   Dividends from bank subsidiaries                                     $ 69,637          $17,847         $26,496
   Interest and fees on loans                                                 85
   Management fees:
      Bank subsidiaries                                                    3,476            3,467           3,018
      Non-bank subsidiaries                                                   12               12              12
   Other income                                                              707              557             268
                                                                        --------          -------         -------
                                                       Total Income       73,917           21,883          29,794
Expenses
   Operating expenses                                                      5,516            4,725           4,606
                                                                        --------          -------         -------
      Income Before Income Taxes and (Excess Dividends)
         Equity in Undistributed Net Income of Subsidiaries               68,401           17,158          25,188
Applicable income tax benefit                                               (424)             (12)           (269)
                                                                        --------          -------         -------
   Income Before (Excess Dividends) Equity in
      Undistributed Net Income of Subsidiaries                            68,825           17,170          25,457
Equity in (excess dividends) undistributed net
   income of subsidiaries:
      Bank subsidiaries                                                  (27,925)          13,302           7,349
      Non-bank subsidiaries                                                   39               40              11
                                                                        --------          -------         -------
                                                         Net Income     $ 40,939          $30,512         $32,817
                                                                        ========          =======         =======

Note K--United Bankshares, Inc. (Parent Company Only) Financial
        Information--continued

Condensed Statements of Cash Flows

(In thousands)                                                  Year Ended December 31
                                                       -----------------------------------------
                                                         1997             1996            1995
                                                       --------         --------        --------
Operating Activities:
   Net income                                          $ 40,939         $ 30,512        $ 32,817
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity in excess dividends (undistributed
            net income) of subsidiaries                  27,886          (13,342)         (7,360)
         Depreciation and net amortization                   11               26              33
         Net gain on sales of investment securities                          (24)
   Net change in other assets and liabilities             2,276             (106)            790
                                                       --------         --------        --------
Net Cash Provided by Operating Activities                71,112           17,066          26,280
                                                       --------         --------        --------
Investing Activities
   Net purchases of securities available for sale        (1,346)           1,585          (8,439)
   Purchase of loans                                    (14,300)
   Increase in investment in subsidiaries                    (1)                          (2,400)
   Cash paid in acquisition of subsidiary               (37,562)                          (5,280)
                                                       --------         --------        --------
Net Cash (Used in) Provided by Investing Activities     (53,209)           1,585         (16,119)
                                                       --------         --------        --------
Financing Activities
   Cash dividends paid                                  (19,831)         (16,541)        (10,273)
   Pre-merger dividends of pooled company                                   (382)         (2,729)
   Acquisition of treasury stock                         (5,754)          (3,395)         (1,273)
   Proceeds from the sale of treasury stock                 606
   Proceeds from exercise of stock options                  952              851             666
   Purchase of fractional shares                                              (4)
                                                       --------         --------        --------
Net Cash Used in Financing Activities                   (24,027)         (19,471)        (13,609)
                                                       --------         --------        --------
Decrease in Cash and Cash Equivalents                    (6,124)            (820)         (3,448)
Cash and Cash Equivalents at Beginning of Year           12,958           13,778          17,226
                                                       --------         --------        --------
Cash and Cash Equivalents at End of Year               $  6,834         $ 12,958        $ 13,778
                                                       ========         ========        ========

Note L--Other Income and Expense

The following details certain items of other income and expense for the periods indicated:

    (In thousands)                                                    Year Ended December 31
                                                               -----------------------------------
                                                                1997          1996           1995
                                                               ------        ------         ------
    Other income:
       Service charges and fees on deposits                    $8,672        $8,014         $7,063
       Bankcard                                                 2,717         2,048          1,739
       Net income (loss) from mortgage banking operations       3,135          (431)         1,012
       Loss on sales of investment securities                                   (98)
       Other income                                               528           234            927
    Other expense:
       Data processing                                         $2,146        $2,974         $2,548
       FDIC insurance expense                                     119         2,986          2,364
       Legal and consulting                                       871         2,138          2,595
       Advertising                                              1,618         2,173          1,747
       Goodwill amortization                                    2,750         1,915          1,551
       Equipment expense                                        3,512         3,191          3,021


Note M--Regulatory Matters

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1997, was approximately $23,698,000.

The primary source of funds for the dividends paid by United Bankshares, Inc. to its shareholders is dividends received from its subsidiary banks. Dividends paid by United's subsidiary banks are subject to certain regulatory limitations. Generally, the most restrictive provision requires regulatory approval if dividends declared in any year exceed that year's net income, as defined, plus the retained net profits of the two preceding years.

During 1998, the retained net profits available for distribution to United Bankshares, Inc., as dividends without regulatory approval, are approximately $3,876,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries' capital and surplus, as defined, or $13,475,000 at December 31, 1997, and must be secured by qualifying collateral.

United's subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Pursuant to capital adequacy guidelines, United's subsidiary banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as cal-culated under regulatory accounting practices. United's subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Management believes, as of December 31, 1997, that United exceeds all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from its regulators, United and its subsidiary banks were categorized as well capitalized. To be categorized as well capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed United's category.

United's and United's lead bank's, United National Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.


                                                 Actual
                                            ------------------
                                            Amount       Ratio
                                            -------      -----
As of December 31, 1997:
   Total Capital (to Risk-
   Weighted Assets):
      United Bankshares                     $261,646      13.5%
      United National Bank                   204,907      12.5%
   Tier I Capital (to Risk-
   Weighted Assets):
      United Bankshares                      237,342      12.2%
      United National Bank                   184,451      11.3%
   Tier I Capital
   (to Average Assets):
      United Bankshares                      237,342       9.2%
      United National Bank                   184,451       8.1%

As of December 31, 1996:
   Total Capital (to Risk-
   Weighted Assets):
      United Bankshares                     $263,759      16.5%
      United National Bank                   231,697      15.2%
   Tier I Capital (to Risk-
   Weighted Assets):
      United Bankshares                      243,827      15.3%
      United National Bank                   212,635      13.9%
   Tier I Capital
   (to Average Assets):
      United Bankshares                      243,827      10.8%
      United National Bank                   212,635       9.8%


                                              For Capital                                     To Be Well
                                           Adequacy Purposes                                  Capitalized
                               ------------------------------------------      -------------------------------------------
                                Amount                   Ratio                  Amount                  Ratio
                               -------                   -----                 -------                  -----
As of December 31, 1997:
   Total Capital (to Risk-
   Weighted Assets):
      United Bankshares        $155,546     (greater than or equal to)8.0%     $194,433     (greater than or equal to)10.0%
      United National Bank      130,917     (greater than or equal to)8.0%      163,647     (greater than or equal to)10.0%
   Tier I Capital (to Risk-
   Weighted Assets):
      United Bankshares          77,773     (greater than or equal to)4.0%      116,660     (greater than or equal to) 6.0%
      United National Bank       65,459     (greater than or equal to)4.0%       98,188     (greater than or equal to) 6.0%
   Tier I Capital
   (to Average Assets):
      United Bankshares         103,037     (greater than or equal to)4.0%      128,796     (greater than or equal to) 5.0%
      United National Bank       91,559     (greater than or equal to)4.0%      114,449     (greater than or equal to) 5.0%

As of December 31, 1996:
   Total Capital (to Risk-
   Weighted Assets):
      United Bankshares        $127,564     (greater than or equal to)8.0%     $159,455     (greater than or equal to)10.0%
      United National Bank      122,000     (greater than or equal to)8.0%      152,500     (greater than or equal to)10.0%
   Tier I Capital (to Risk-
   Weighted Assets):
      United Bankshares          63,782     (greater than or equal to)4.0%       95,673     (greater than or equal to) 6.0%
      United National Bank       61,000     (greater than or equal to)4.0%       91,500     (greater than or equal to) 6.0%
   Tier I Capital
   (to Average Assets):
      United Bankshares          90,537     (greater than or equal to)4.0%      113,171     (greater than or equal to) 5.0%
      United National Bank       86,902     (greater than or equal to)4.0%      108,627     (greater than or equal to) 5.0%

Note N--Fair Values of Financial Instruments

The following methods and assumptions were used by United in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Securities: The estimated fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: The estimated fair values of variable-rate loans that reprice frequently with no significant change in credit risk are based on carrying values. The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit worthiness.

Off-Balance Sheet Instruments: Fair values of United's loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair values of these commitments approximate their carrying values. The fair value of forward contracts for the delivery of mortgage-backed securities in connection with its mortgage banking activities is based upon quoted market prices or prices of similar instruments when available.

Deposits: The fair values of demand deposits (e.g., interest and noninterest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

Federal Home Loan Bank Borrowings: The fair values of United's Federal Home Loan Bank borrowings are estimated using discounted cash flow analyses, based on United's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of United's financial instruments are summarized below:

(In thousands)                              December 31, 1997                   December 31, 1996
                                        ---------------------------        ---------------------------
                                         Carrying          Fair             Carrying           Fair
                                          Amount          Value              Amount           Value
                                        ----------       ----------        ----------       ----------
Cash and cash equivalents               $   90,172       $   90,172        $   89,520       $   89,520
Securities available for sale              273,868          273,868           161,629          161,629
Securities held to maturity                179,294          181,185           170,702          173,505
Loans                                    2,035,701        2,052,751         1,825,322        1,835,619
Deposits                                 2,106,047        2,107,804         1,827,554        1,827,609
Short-term borrowings                      130,870          130,870            75,582           75,582
FHLB borrowings                            142,695          142,781           132,631          132,553

(In thousands)                               December 31, 1997                   December 31, 1996
                                          -------------------------           -------------------------
                                          Notional           Fair             Notional           Fair
                                           Amount            Value             Amount            Value
                                          --------          -------           --------          -------
Off-Balance Sheet:
Forward contracts related to mortgage
   banking operations                      $ 1,425          $ 1,426             6,000             6,022


Note O--Stock Split

In November 1997, United's Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on March 27, 1998, to shareholders of record as of March 13, 1998. The change in capital structure due to the dividend has been given retroactive effect in the December 31, 1997 balance sheet and all references to shares and per share data have been retroactively restated for the effect of the 100% stock dividend.

Note P--Quarterly Financial Data (Unaudited)

Quarterly financial data for 1997 and 1996 is summarized below:

(Dollars in thousands except per share data)       1st Quarter        2nd Quarter      3rd Quarter      4th Quarter
                                                   -----------        -----------      -----------      -----------
1997
Interest income                                      $44,300           $45,345           $48,825          $51,782
Interest expense                                      19,158            19,948            21,953           23,440
Net interest income                                   25,142            25,397            26,872           28,342
Provision for loan losses                                600               550             1,000              950
Income from mortgage
   banking operations                                    294               313             1,858              670
Other noninterest income                               3,788             3,889             4,326            4,594
Noninterest expense                                   13,627            13,542            16,263           16,517
Income taxes                                           4,949             5,387             5,448            5,713
Net income                                            10,048            10,120            10,345           10,426

Per share data:
Average shares outstanding (000s):
   Basic                                              30,071            29,898            29,906           29,960
   Diluted                                            30,325            30,188            30,295           30,348
Net income per share: (1)
   Basic                                               $0.33             $0.34             $0.35            $0.35
   Diluted                                             $0.33             $0.34             $0.34            $0.34
Dividends per share                                    $0.16             $0.17             $0.17            $0.18

1996
Interest income                                      $42,188           $41,527           $44,609          $44,034
Interest expense                                      17,697            17,436            18,865           19,187
Net interest income                                   24,491            24,091            25,744           24,847
Provision for loan losses                                611               949               600              450
Income (loss) from mortgage
   banking operations                                     58            (1,963)              802              672
Other noninterest income                               3,523             3,691             3,753            3,653
Noninterest expense                                   14,812            18,192            16,540           14,005
Income taxes (2)                                       4,560             5,414             1,936            4,781
Net income                                             8,089             1,264            11,223            9,936

Per share data:
Average shares outstanding (000s):
   Basic                                              30,293            30,293            30,303           30,237
   Diluted                                            30,436            30,445            30,459           30,426
Net income per share: (1)
   Basic                                               $0.27             $0.04             $0.37            $0.33
   Diluted                                             $0.27             $0.04             $0.37            $0.33
Dividends per share                                    $0.15             $0.15             $0.16            $0.16


(1) Earnings per share amounts have been restated to comply with SFAS No. 128.
(2) In the second quarter of 1996, United recorded additional income tax expense of $3,086 due to the recapture of Eagle's bad debt reserve into taxable income. However, as a result of legislation enacted during the third quarter of 1996, United was relieved of the liability.