Form 10-Q
period 1998-03-31
UNITED BANKSHARES INC/WV
filed 1998-05-14
CIK 729986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended MARCH 31, 1998

                         Commission File Number: 0-13322

                             UNITED BANKSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       WEST VIRGINIA                                             55-0641179
       -------------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     300 UNITED CENTER
   500 VIRGINIA STREET, EAST
   CHARLESTON, WEST VIRGINIA                                        25301
   -------------------------                                        -----
(Address of Principal Executive Offices                            Zip Code


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

Class- Common Stock, $2.50 Par Value; 39,056,717 shares outstanding as of April 30, 1998.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                              Page
                                                              ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
-----------------------------------------------------------------

  Consolidated Balance Sheets (Unaudited)
  March 31, 1998 and December 31, 1997 .........................6

  Consolidated Statements of Income (Unaudited) for the
  Three Months Ended March 31, 1998 and 1997 ...................7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Three Months Ended March 31, 1998 ........8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended March 31, 1998 and 1997 ...........9

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

-----------------------------------------------------------------

Item 5.  Other Information ........................Not Applicable
-----------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------------------------------


     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share.......26

          Exhibit 27 - Financial Data Schedule.................27



     (b)  Reports on Form 8-K

     On April 16, 1998, United Bankshares, Inc. filed a Form 8-K that updated certain financial information in connection with the April 2, 1998, consummation of the merger with George Mason Bankshares, Inc.

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



Date May 14, 1998                   /s/ RICHARD M. ADAMS
    ---------------------          -----------------------------
                                   Richard M. Adams, Chairman of
                                   the Board and Chief Executive
                                   Officer


Date May 14, 1998                   /s/ STEVEN E. WILSON
    ---------------------          -----------------------------
                                   Steven E. Wilson, Executive
                                   Vice President, Treasurer and
                                   Chief Financial Officer

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 1998 and December 31, 1997, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 1998 and 1997, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 1998, and the related condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                              March 31          December 31
                                                                                        1998                1997
                                                                                     -----------        -----------
ASSETS
     Cash and due from banks                                                         $    81,129        $    80,447
     Interest-bearing deposits with other banks                                              154              8,725
     Federal funds sold                                                                                       1,000
                                                                                     -----------        -----------
         Total cash and cash equivalents                                                  81,283             90,172

     Securities available for sale at estimated fair
       value (amortized cost-$262,844 at March 31,
       1998 and $265,439 at December 31, 1997)                                           269,152            273,868
     Securities held to maturity(estimated fair value
       -$169,819 at March 31, 1998 and $181,185 at
       December 31, 1997)                                                                167,695            179,294
     Loans
         Commercial, financial, and agricultural                                         357,182            368,654
         Real estate:
           Single family residential                                                     902,380            929,490
           Commercial                                                                    405,470            392,818
           Construction                                                                   97,919             93,918
           Other                                                                          41,729             43,406
         Installment                                                                     233,489            232,191
         Loans held for sale at estimated fair value                                     142,733              7,008
                                                                                     -----------        -----------
                                                                                       2,187,767          2,067,485
         Less: Unearned income                                                            (6,865)            (6,998)
                                                                                     -----------        -----------
         Loans, net of unearned income                                                 2,180,902          2,060,487
         Less: Allowance for loan losses                                                 (25,537)           (24,786)
                                                                                     -----------        -----------
         Net loans                                                                     2,155,365          2,035,701
     Bank premises and equipment                                                          39,443             39,490
     Interest receivable                                                                  18,777             16,040
     Other assets                                                                         49,776             65,225
                                                                                     -----------        -----------

                                          TOTAL ASSETS                               $ 2,781,491        $ 2,699,790
                                                                                     ===========        ===========
LIABILITIES
     Domestic deposits:
         Noninterest-bearing                                                         $   294,624        $   317,930
         Interest-bearing                                                              1,815,828          1,788,117
                                                                                     -----------        -----------

                                        TOTAL DEPOSITS                                 2,110,452          2,106,047
     Short-term borrowings:
         Federal funds purchased                                                          34,788             20,961
         Securities sold under agreements to repurchase                                  120,943            109,909
     Federal Home Loan Bank borrowings                                                   188,785            142,695
     Accrued expenses and other liabilities                                               41,805             40,740
                                                                                     -----------        -----------

                                     TOTAL LIABILITIES                                 2,496,773          2,420,352

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value; Authorized -41,000,000 shares; issued -
         30,590,260 at March 31, 1998 and December 31, 1997, including 559,616 and 622,744 shares in treasury at March 31, 1998 and December 31,
         1997, respectively                                                               76,476             76,476
     Surplus                                                                              40,922             41,014
     Retained earnings                                                                   171,607            165,896
     Accumulated other comprehensive income                                                4,100              5,479
     Treasury stock                                                                       (8,387)            (9,427)
                                                                                     -----------        -----------

                            TOTAL SHAREHOLDERS' EQUITY                                   284,718            279,438
                                                                                     -----------        -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 2,781,491        $ 2,699,790
                                                                                     ===========        ===========

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(Dollars in thousands, except per share data)                 Three Months Ended
                                                                    March 31
                                                       --------------------------------
                                                          1998                1997
                                                       -----------          -----------
INTEREST INCOME
     Interest and fees on loans                            $45,249              $38,917
     Interest on federal funds sold and other
       short term investments                                   36                   63
     Interest and dividends on securities:
         Taxable                                             6,747                4,788
         Exempt from federal taxes                             472                  532
                                                           -------              -------

                  TOTAL INTEREST INCOME                     52,504               44,300
                                                           -------              -------
INTEREST EXPENSE
     Interest on deposits                                   20,296               16,952
     Interest on short-term borrowings                       1,538                  885
     Interest on Federal Home Loan
      Bank borrowings                                        1,958                1,321
                                                           -------              -------

                 TOTAL INTEREST EXPENSE                     23,792               19,158
                                                           -------              -------

                    NET INTEREST INCOME                     28,712               25,142
PROVISION FOR LOAN LOSSES                                    2,050                  600
                                                           -------              -------

    NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                              26,662               24,542
                                                           -------              -------
OTHER INCOME
     Trust department income                                 1,009                  853
     Other charges, commissions, and fees                    3,380                2,886
     Income from mortgage banking operations                   479                  294
     Other income                                              152                   49
     Investment securities gains                             2,487
                                                           -------              -------

                     TOTAL OTHER INCOME                      7,507                4,082
                                                           -------              -------
OTHER EXPENSES
     Salaries and employee benefits                          7,573                6,551
     Net occupancy expense                                   1,975                1,432
     Other expense                                           7,754                5,644
                                                           -------              -------

                   TOTAL OTHER EXPENSES                     17,302               13,627
                                                           -------              -------

             INCOME BEFORE INCOME TAXES                     16,867               14,997

INCOME TAXES                                                 5,905                4,949
                                                           -------              -------

                             NET INCOME                    $10,962              $10,048
                                                           =======              =======

Earnings per common share
     Basic                                                 $  0.37              $  0.33
                                                           =======              =======

     Diluted                                               $  0.36              $  0.33
                                                           =======              =======

Dividends per share                                        $  0.18              $  0.16
                                                           =======              =======

Average outstanding shares
     Basic                                              30,013,828           30,070,908
     Diluted                                            30,433,050           30,325,380


See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)


                                                          THREE MONTHS ENDED MARCH 31, 1998
                           ---------------------------------------------------------------------------------------------------
                               COMMON STOCK                                        ACCUMULATED
                           ---------------------                                      OTHER                            TOTAL
                                          PAR                       RETAINED       COMPREHENSIVE   TREASURY        SHAREHOLDERS'
                             SHARES      VALUE        SURPLUS       EARNINGS          INCOME         STOCK             EQUITY
                           ----------   --------      -------       --------          -------       ------           --------
BALANCE AT
  JANUARY 1, 1998          30,590,260    $76,476      $41,014       $165,896           $5,479      ($9,427)          $279,438

NET INCOME                                                            10,962                                           10,962

OTHER COMPREHENSIVE
 INCOME, NET OF TAX:
CHANGE IN NET
 UNREALIZED GAIN ON
 AVAILABLE FOR SALE
 SECURITIES, NET OF
 RECLASSIFICATION
 ADJUSTMENT                                                                            (1,379)                         (1,379)

CASH DIVIDENDS
  ($.18 PER SHARE)                                                    (5,251)                                          (5,251)

SALE OF TREASURY
  STOCK (37,376
  SHARES)                                                                                              654                654

COMMON STOCK OPTIONS
  EXERCISED (25,752
  SHARES)                                                 (92)                                         386                294
                          ----------    -------       -------       --------        ---------    ---------       ------------

BALANCE AT
  MARCH 31, 1998          30,590,260    $76,476       $40,922       $171,607          $ 4,100      ($8,387)          $284,718
                          ==========    =======       =======       ========        =========    =========       ============



DISCLOSURE OF
 RECLASSIFICATION
 AMOUNT:

UNREALIZED HOLDING
 GAINS ON AVAILABLE
 FOR SALE SECURITIES
 ARISING DURING THE
 PERIOD                                                                               $   238

LESS:
 RECLASSIFICATION
 ADJUSTMENT FOR
 GAINS REALIZED
 IN NET INCOME                                                                          1,617
                                                                                    ---------
CHANGE IN NET
 UNREALIZED GAIN ON
 AVAILABLE FOR SALE
 SECURITIES, NET OF TAX                                                               $(1,379)
                                                                                    =========


See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)                                                        THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                             ------------------------
                                                                               1998            1997
                                                                             ---------       --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          $(112,022)      $ 12,431

INVESTING ACTIVITIES
   PROCEEDS FROM MATURITIES AND CALLS OF
      SECURITIES HELD TO MATURITY                                               22,354          7,781
   PROCEEDS FROM MATURITIES AND CALLS OF
      SECURITIES AVAILABLE FOR SALE                                             44,981         45,795
   PURCHASES OF SECURITIES AVAILABLE FOR SALE                                  (39,968)       (50,248)
   PURCHASES OF SECURITIES HELD TO MATURITY                                    (10,735)       (10,000)
   NET PURCHASE OF BANK PREMISES AND EQUIPMENT                                  (1,212)          (979)
   NET CHANGE IN LOANS                                                          16,404            361
                                                                             ---------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             31,824         (7,290)
                                                                             ---------       ---------

FINANCING ACTIVITIES
   CASH DIVIDENDS PAID                                                          (4,930)        (4,850)
   ACQUISITION OF TREASURY STOCK                                                               (3,551)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                         294             81
   PROCEEDS FROM SALES OF TREASURY STOCK                                           654
   PROCEEDS FROM FEDERAL HOME LOAN BANK ADVANCES                                46,123        150,055
   REPAYMENT OF FEDERAL HOME LOAN BANK ADVANCES                                    (33)      (204,018)
   CHANGES IN:
      DEPOSITS                                                                   4,340         52,472
      FEDERAL FUNDS PURCHASED AND SECURITIES
         SOLD UNDER AGREEMENTS TO REPURCHASE                                    24,861          5,201
                                                                             ---------       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             71,309         (4,610)
                                                                             ---------       --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (8,889)           531

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                90,172         89,520
                                                                             ---------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  81,283       $ 90,051
                                                                             =========       ========



SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1997 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

In June 1996, the FASB issued Statement No. 125, (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS No. 76, "Extinguishment of Debt." SFAS No. 125 prescribes the accounting treatment for securitization transactions based on a financial components approach with an emphasis on physical control, such as the ability to pledge or exchange the securitized assets, while prior rules emphasize the economic risks or rewards of ownership of the assets. Additionally, SFAS No. 125 applies to repurchase agreements, securities lending, loan participations, and other financial component transfers and exchanges, which had been delayed until after December 31, 1997, by FASB Statement No. 127, (SFAS No. 127), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." Under the financial components approach of SFAS No. 125, both the transferor and transferee will recognize on its balance sheet the assets and liabilities, or components thereof, that it controls and derecognize from the balance sheet the assets and liabilities that were surrendered or extinguished in the transfer. The adoption of the additional provisions of SFAS No. 125, as amended by SFAS No. 127, resulted in no material impact on United's financial condition or results of operations.

In June 1997, the FASB issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income." This statement, which is effective for years beginning after December 15, 1997, requires companies to report and display comprehensive income and its components. United has reviewed the components of comprehensive income as outlined by SFAS No. 130 and has disclosed the required information in these financial statements and notes thereto.

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

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements No. 87, 88 and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. These disclosure requirements will have no material impact on United's financial position or results of operations.

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

3.  ACQUISITIONS

On April 2, 1998, United consummated its merger with George Mason Bankshares, Inc., Fairfax, Virginia ("George Mason") in a common stock exchange accounted for under the pooling of interests method of accounting. United exchanged 1.70 shares of United common stock for each of the 5,277,301 common shares of George Mason or approximately 8,971,412 shares, unadjusted for cash paid in lieu of fractional shares. As of the date of acquisition, George Mason reported total assets of $1,023,467,000, total net loans of $600,490,000, deposits of $839,562,000 and shareholders' equity of $78,925,000. George Mason amounts are not reflected in the accompanying financial statements.

United has entered into an agreement with Fed One Bancorp, Inc., Wheeling, West Virginia ("Fed One") to exchange 1.50 shares of United common stock for each of the 2,373,181 common shares of Fed One. The transaction will be accounted for using the pooling of interests method of accounting. It is anticipated that the proposed merger will be consummated early during the fourth quarter of 1998.

The following represents unaudited selected pro forma financial information regarding the effects of the transactions as though United, George Mason and Fed One had been combined for all periods presented:

                                                    United                   United,
                                                      and                    George
(In thousands, except per share data)               George                  Mason and
                                       George        Mason        Fed        Fed One
                           United       Mason      Combined       One       Combined
                          --------     -------     --------     -------     --------
For the Three Months
Ended March 31, 1998:
  Net interest income     $ 28,712     $ 8,474     $ 37,186     $ 2,838     $ 40,024
  Net income                10,962       2,784       13,746         675       14,421
  Earnings per common
   share:
    Basic                    $0.37       $0.53        $0.35       $0.30        $0.34
    Diluted                  $0.36       $0.51        $0.35       $0.28        $0.33

For the Three Months
Ended March 31, 1997:
  Net interest income     $ 25,142     $ 7,354     $ 32,496     $ 2,950     $ 35,446
  Net income                10,048       1,816       11,864         821       12,685
  Earnings per common
   share:
    Basic                    $0.33       $0.36        $0.31       $0.36        $0.30
    Diluted                  $0.33       $0.35        $0.30       $0.34        $0.30

For the Year Ended
December 31, 1997:
  Net interest income     $105,753     $31,945     $137,698     $11,632     $149,330
  Net income                40,939       8,080       49,019       3,242       52,261
  Earnings per common
   share:
    Basic                    $1.37       $1.58        $1.27       $1.43        $1.24
    Diluted                  $1.35       $1.54        $1.25       $1.36        $1.22

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                           March 31, 1998
                                    -----------------------------------------------------------
                                                        Gross             Gross      Estimated
                                    Amortized         Unrealized        Unrealized      Fair
                                       Cost             Gains             Losses        Value
                                     --------           ------            ------      --------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies          $143,667           $  489            $194       $143,962
Mortgage-backed securities             96,902            1,441              17         98,326
Marketable equity securities            6,978            4,693              40         11,631
Other                                  15,297                               64         15,233
                                     --------           ------            ----       --------

Total                                $262,844           $6,623            $315       $269,152
                                     ========           =======           =====      ========

                                                                         December 31, 1997
                                                     ---------------------------------------------------------
                                                                        Gross            Gross       Estimated
                                                     Amortized       Unrealized        Unrealized       Fair
                                                        Cost            Gains            Losses         Value
                                                      --------          -------          ------         -----
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $142,688           $  500            $239       $142,949
Mortgage-backed securities                             102,955            1,527              20        104,462
Marketable equity securities                             4,300            6,741                         11,041
Other                                                   15,496                               80         15,416
                                                      --------           ------            ----       --------

Total                                                 $265,439           $8,768            $339       $273,868
                                                      ========           ======            ====       ========

The cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $4,100 and $5,479, net of deferred income taxes at March 31, 1998 and December 31, 1997, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 1998 and December 31, 1997, by contractual maturity are as follows:

                                                           March 31, 1998                December 31, 1997
                                                     --------------------------       -------------------------
                                                                      Estimated                       Estimated
                                                     Amortized           Fair         Amortized         Fair
                                                        Cost             Value           Cost           Value
                                                      --------         --------        --------        -------
Due in one year or less                               $ 36,962         $ 36,971        $ 36,604        $37,043
Due after one year through
 five years                                             97,245           97,540          86,721         87,031
Due after five years through
 ten years                                              10,830           10,858          20,861         20,868
Due after ten years                                    110,829          112,152         116,953        117,885
Marketable equity securities                             6,978           11,631           4,300         11,041
                                                      --------         --------        --------       --------

        Total                                         $262,844         $269,152        $265,439       $273,868
                                                      ========         ========        ========       ========

The preceding table includes $98,326 and $104,462 of mortgage-backed securities at March 31, 1998 and December 31, 1997, respectively, with an amortized cost of $96,902 and $102,955 at March 31, 1998 and December 31, 1997, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                           March 31, 1998
                                                     ----------------------------------------------------------
                                                                        Gross           Gross         Estimated
                                                     Amortized       Unrealized       Unrealized        Fair
                                                       Cost             Gains           Losses         Value
                                                      --------          -------        --------        ------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $ 90,956           $1,778          $   17        $ 92,717
State and political subdivisions                        34,971            1,242              39          36,174
Mortgage-backed securities                              32,335              263             129          32,469
Other                                                    9,433                              974           8,459
                                                      --------           ------          ------        --------

Total                                                 $167,695           $3,283          $1,159        $169,819
                                                      ========           ======          ======        ========

                                                               December 31, 1997
                                          --------------------------------------------------------------
                                                            Gross             Gross           Estimated
                                          Amortized       Unrealized        Unrealized           Fair
                                            Cost             Gains             Losses            Value
                                          --------          --------          --------          --------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies               $ 97,847          $    551          $     22          $ 98,376
State and political subdivisions            32,650             1,323                 8            33,965
Mortgage-backed securities                  41,874               154               107            41,921
Other                                        6,923                                                 6,923
                                          --------          --------          --------          --------

Total                                     $179,294          $  2,028          $    137          $181,185
                                          ========          ========          ========          ========

The amortized cost and estimated fair value of securities held to maturity at March 31, 1998, and December 31, 1997, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       March 31, 1998                   December 31, 1997
                                 ---------------------------        ---------------------------
                                                   Estimated                         Estimated
                                 Amortized           Fair           Amortized            Fair
                                   Cost              Value             Cost             Value
                                 --------          --------          --------          --------
Due in one year or less          $  4,479          $  4,535          $ 18,825          $ 18,887
Due after one year
   through five years              55,036            55,761            52,448            53,033
Due after five years
   through ten years               76,655            78,582            78,794            79,399
Due after ten years                31,525            30,941            29,227            29,866
                                 --------          --------          --------          --------

       Total                     $167,695          $169,819          $179,294          $181,185
                                 ========          ========          ========          ========

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $267,275 and $277,098 at March 31, 1998 and December 31, 1997, respectively.

5.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                        March 31    December 31
                                           1998        1997
                                         -------     -------
    Loans past due 90 days or more
      and still accruing interest         $ 8,783     $11,342
    Nonaccrual loans                        6,655       4,156
                                          -------     -------

    Total nonperforming loans             $15,438     $15,498
                                          =======     =======

6.  ALLOWANCE FOR LOAN LOSSES
The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:
                                             Three Months Ended
                                                   March 31
                                            --------------------
                                              1998         1997
                                            -------      -------
Balance at beginning of period              $24,786      $22,283
Provision charged to expense                  2,050          600
                                            -------      -------
                                             26,836       22,883
Loans charged-off                            (1,397)        (684)
Less recoveries                                  98           83
                                            -------      -------

Net Charge-offs                              (1,299)        (601)
                                            -------      -------

Balance at end of period                    $25,537      $22,282
                                            =======      =======

The average recorded investment in impaired loans during the quarter ended March 31, 1998 and for the year ended December 31, 1997 was approximately $12,445 and $11,482, respectively. For the quarters ended March 31, 1998 and 1997, United recognized interest income on the impaired loans of approximately $140 and $117, respectively, substantially all of which was recognized using the accrual method of income recognition.

At March 31, 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $12,289 (of which $6,655 were on a nonaccrual basis). Included in this amount is $5,386 of impaired loans for which the related allowance for loan losses is $1,246 and $6,903 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $355 and $270 for the quarters ended March 31, 1998 and 1997, respectively.

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

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 1998, and March 31, 1997, with the interest rate earned or paid on such amount.

                                                THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                     MARCH 31                                   MARCH 31
                                                       1998                                       1997
                                           --------------------------------       ------------------------------
(DOLLARS IN                                AVERAGE                    AVG.        AVERAGE                  AVG.
 THOUSANDS)                                BALANCE        INTEREST    RATE        BALANCE      INTEREST    RATE
ASSETS

EARNING ASSETS:
  FEDERAL FUNDS SOLD AND
    SECURITIES PURCHASED
    UNDER AGREEMENTS TO
    RESELL AND OTHER SHORT-
    TERM INVESTMENTS                       $    3,221     $    36     4.45%       $    4,599   $    63     5.59%
  INVESTMENT SECURITIES:
    TAXABLE                                   412,353       6,747     6.55%          293,110     4,788     6.53%
    TAX-EXEMPT (1)                             32,786         727     8.87%           35,112       819     9.33%
                                           ----------     -------     -----       ----------   -------     -----
           TOTAL SECURITIES                   445,139       7,474     6.72%          328,222     5,607     6.83%
  LOANS, NET OF UNEARNED
    INCOME (1) (2)                          2,084,573      45,817     8.87%        1,849,828    39,239     8.55%
  ALLOWANCE FOR LOAN
    LOSSES                                    (24,785)                               (22,272)
                                           ----------                             ----------
  NET LOANS                                 2,059,788                 8.98%        1,827,556               8.66%
                                           ----------     -------    ------       ----------   -------    ------
TOTAL EARNING ASSETS                        2,508,148     $53,327     8.57%        2,160,377   $44,909     8.37%
                                                          -------    ------                    -------    ------
OTHER ASSETS                                  172,546                                139,446
                                           ----------                             ----------
                TOTAL ASSETS               $2,680,694                             $2,299,823
                                           ==========                             ==========

LIABILITIES

INTEREST-BEARING FUNDS:
  INTEREST-BEARING DEPOSITS                $1,803,118     $20,296     4.56%       $1,591,906   $16,952     4.32%
  FEDERAL FUNDS PURCHASED,
    REPURCHASE AGREEMENTS
    AND OTHER SHORT-TERM
    BORROWING                                 133,682       1,538     4.67%           83,074       885     4.32%
  FHLB ADVANCES                               138,644       1,958     5.73%           93,311     1,321     5.74%
                                           ----------     -------     -----       ----------   -------     -----
TOTAL INTEREST-BEARING FUNDS                2,075,444      23,792     4.65%        1,768,291    19,158     4.39%
                                                          -------     -----                    -------     -----
  DEMAND DEPOSITS                             282,833                                240,090
  ACCRUED EXPENSES AND OTHER
    LIABILITIES                                37,447                                 29,866
                                           ----------                             ----------
           TOTAL LIABILITIES                2,395,724                              2,038,247
SHAREHOLDERS' EQUITY                          284,970                                261,576
                                           ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $2,680,694                             $2,299,823
                                           ==========                             ==========

NET INTEREST INCOME                                       $29,535                              $25,751
                                                          =======                              =======

INTEREST SPREAD                                                       3.92%                                3.98%

NET INTEREST MARGIN                                                   4.72%                                4.78%


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

OVERVIEW

Net income for the first quarter of 1998 was $10.96 million or $0.36 per share compared to $10.05 million or $0.33 per share for the first quarter of 1997. This represents a 9.05% increase in net income and a 9.09% increase in earnings per share. United's annualized return on average assets was 1.66% and return on average shareholders' equity was 15.60% as compared to 1.77% and 15.58% for 1997, respectively.

United has strong core earnings driven by a net interest margin of 4.72% for the first three months of 1998. Net interest income increased $3.57 million or 14.20% for the first three months of 1998 as compared to the same period for 1997. The provision for loan losses increased $1.45 million or 241.67% when comparing the first three months of 1998 to the first three months of 1997. Noninterest income, including income from mortgage banking operations, but excluding investment securities gains, increased 22.98% for the first three months of 1998 when compared to the first three months of 1997. Noninterest expenses increased $3.68 million or 26.97% for the first three months compared to the same period in 1997. Income taxes were higher for the first three months than for the same period of 1997 due to higher earnings before taxes.

Total assets were $2.78 billion at March 31, 1998, an $81.70 million or 3.03% increase from year-end, and up $446.17 million or 19.11% from one year ago. In terms of asset composition since year-end 1997, the March 31, 1998 balance sheet reflects a $8.89 million decrease in cash and cash equivalents and a $16.32 million decrease in investment securities as those funds were used to fund strong loan growth of $107.98 million or 5.24% for the quarter. All other categories of assets were moderately flat compared to year-end 1997.

Total deposits were flat compared to year-end with an increase of $4.41 million, but reflected a $23.31 million shift from noninterest-bearing to interest-bearing for the quarter. United's total borrowed funds increased $70.95 million or 25.94% as short-term borrowings increased $24.86 million and FHLB borrowings increased $46.09 million as United utilized the increased borrowings to fund loan growth. Accrued expenses and other liabilities reflect a $1.07 million or 2.61% increase since year-end 1997 primarily as a result of increased accrued interest payable due to the higher volume of interest-bearing deposits and borrowed funds at slightly higher interest rates for the first quarter of 1998.

Shareholders' equity reflected an increase of $5.28 million or 1.89% as compared to December 31, 1997 as United continues to maintain an appropriate balance between capital adequacy and returns to shareholders. At March 31, 1998, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $3.57 million or 14.20% in the first quarter of 1998, when compared to the same period of 1997. The increase was primarily attributable to United's third quarter 1997 purchase acquisition of Patriot. The net interest margin continues to drive United's core profitability and momentum. A $348 million increase in average earning assets versus a $307 million increase in average interest-bearing liabilities for the first quarter of 1998 when compared to the first quarter of 1997 contributed to the continued strong net interest margin. Additionally, the yield on those average earning assets increased by 20 basis points while the increase in the cost of funds was 26 basis points higher when compared to the first quarter of 1997. United's tax-equivalent net interest margin was 4.72% for the first quarter of 1998, 6 basis points lower than the first three months of 1997. The slightly lower net interest margin from one year ago was primarily the result of a combination of higher average interest-bearing funds at increased costs when comparing the two periods.

PROVISION FOR LOAN LOSSES

For the quarter ended March 31, 1998 and 1997, the provision for loan losses was $2.05 million and $600 thousand, respectively. Charge-offs exceeded recoveries by $1.3 million and $601 thousand, respectively, during the first quarter of 1998 and 1997. United increased the provision for loan losses to cover net charge-offs and strong loan growth as loans, net of unearned income, increased by $120.4 million or 5.84% as compared to year-end 1997. The allowance for loan losses as a percentage of loans, net of unearned income, approximated 1.17% at March 31, 1998 and 1.20% at December 31, 1997. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

Credit quality is another major factor in United's profitability. United's continued excellent credit quality is evidenced by the low level of nonperforming assets at the end of the first quarter of 1998. Nonperforming loans of $15.4 million remained nearly constant at March 31, 1998 when compared to nonperforming loans of $15.5 million at year-end 1997. Nonperforming loans, as a percentage of loans, net of unearned income, decreased slightly from 0.75% to 0.71% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more decreased $2.60 million or 22.56% during the first quarter of 1998 and nonaccrual loans increased $2.50 million or 60.13% since year-end 1997. Total nonperforming assets of $18.12 million, including OREO of $2.69 million at March 31, 1998, represented 0.65% of total assets at the end of the first quarter.

As of March 31, 1998, the ratio of the allowance for loan losses to nonperforming loans was 165.4% as compared to 159.9% as of December 31, 1997. Accordingly, management believes that the allowance for loan losses of $25.5 million as of March 31, 1998, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $3.43 million or 83.90% for the first quarter of 1998 when compared to the first quarter of 1997. Excluding income from mortgage banking operations and investment securities gains, noninterest income increased $753 thousand or 19.88% for the first quarter primarily due to a combination of United's third quarter 1997 purchase acquisition of Patriot and a higher volume of customer transactions on accounts which are subject to a fee.

The overall increase in noninterest income was primarily due to a $2.49 million recognized gain on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998. Other items of noninterest income responsible for the overall increase were in the areas of income from mortgage banking operations, return check charges, bankcard income and trust department commissions.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $3.68 million or 26.97% for the first quarter ending March 31, 1998 as compared to the same periods in 1997 primarily due to United's third quarter 1997 purchase acquisition of Patriot.

Total salaries and benefits increased by 15.60% or $1.02 million for the first quarter of 1998, when compared to the same period of 1997.

Net occupancy expense for the first quarter of 1998 increased by $543 thousand or 37.92% when compared to the first quarter of 1997. The overall change in net occupancy expense for the first quarter of 1998 is primarily due to increases in all areas of occupancy expense due to the previously mentioned purchase transaction.

Other expense increased $2.11 million or 37.38% for the first quarter of 1998, as compared to the same period of 1997. This overall increase was primarily due to increases in all areas of other noninterest expense due to the previously mentioned purchase transaction and merger expenses associated with United's April 2, 1998, consummation of the George Mason transaction.

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

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time-frame. The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "GAP." United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (excess of liabilities over assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $110,399,000 or 4.22% of the cumulative gap to related earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of March 31, 1998:

                Change in
              Interest Rates                 Percentage Change in
              (basis points)                  Net Interest Income
              --------------                  -------------------
                  +200                               1.94%
                  -200                              -2.70%

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

     The following table shows the interest rate sensitivity GAP as of March 31, 1998:

INTEREST RATE SENSITIVITY GAP

                                                DAYS
                                ---------------------------------------          TOTAL           1 - 5       OVER 5
                                   0 - 90      91 - 180       181 - 365         ONE YEAR         YEARS        YEARS         TOTAL
                                ----------     ---------      ---------         --------         -----        -----         -----
                                                                             (IN THOUSANDS)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
     securities purchased
     under agreements to
     resell and other short-
     term investments           $      154                                   $       154                                 $      154
  Investment and Marketable
     Equity Securities:
       Taxable                      21,808     $   6,287      $  13,930           42,025      $ 134,439     $216,412        401,876
       Tax-exempt                                  4,895                           4,895          9,894       20,182         34,971
  Loans, net of unearned
     income                        780,956       159,842        297,124        1,237,922        613,414      329,566      2,180,902
                                ----------     ---------      ---------      -----------      ---------     --------     ----------
Total Interest-Earning
  Assets                        $  802,918     $ 171,024      $ 311,054      $ 1,284,996      $ 766,747     $566,160     $2,617,903
                                ==========     =========      =========      ===========      =========     ========     ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                    $  743,892                                   $   743,892                                  $ 743,892
  Time deposits of
    $100,000 & over                 48,049     $  23,230      $  63,591          134,870      $  63,698     $    611        199,179
  Other time deposits              171,682       174,270        208,674          554,626        316,188        1,943        872,757
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                      155,731                                       155,731                                    155,731
  FHLB advances                    155,000                                       155,000         33,785                     188,785
                                ----------     ---------      ---------      -----------      ---------     --------     ----------
Total Interest-Bearing
  Funds                         $1,274,354     $ 197,500      $ 272,265      $ 1,744,119      $ 413,671     $  2,554     $2,160,344
                                ==========     =========      =========      ===========      =========     ========     ==========
Interest Sensitivity Gap        $ (471,436)    $ (26,476)     $  38,789      $  (459,123)     $ 353,076     $563,606     $  457,559
                                ==========     =========      =========      ===========      =========     ========     ==========

Cumulative Gap                  $ (471,436)    $ 497,912      $(459,123)     $  (459,123)     $(106,047)    $457,559     $  457,559
                                ==========     =========      =========      ===========      =========     ========     ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                    -18.01%       -19.02%        -17.54%          -17.54%         -4.05%       17.48%         17.48%

Management
  Adjustments                      711,903       (47,484)       (94,897)         569,522       (569,522)                          0
                                ----------     ---------      ---------      -----------      ---------     --------     ----------
Off-Balance
  Sheet Activities

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                    $  240,467     $ 166,507      $ 110,399      $   110,399      $(106,047)    $457,559     $  457,559
                                ==========     =========      =========      ===========      =========     ========     ==========
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                      9.19%         6.36%          4.22%            4.22%        -4.05%        17.48%         17.48%

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

For the three months ended March 31, 1998, United utilized $112.02 million of cash for operations primarily as a result of acquiring approximately $117 million of mortgage loans held for sale in the secondary market. During the same period, net cash of $31.82 million was generated from investing activities which was primarily due to $16.63 million of excess net proceeds from calls and maturities of investment securities over purchases of investment securities and $16.40 of net repayments from portfolio loans. During the first three months of 1998, net cash of $71.31 million was generated by financing activities, primarily due to additional borrowings of approximately $71 million that consisted of $46.12 million of new FHLB advances and $24.86 million in increased short-term borrowings from federal funds purchased and securities sold under agreements to repurchase. These sources of funds were partially offset by payment of $4.93 million in cash dividends. The net effect of this activity was a decrease in cash and cash equivalents of $8.89 million for the first three months of 1998.

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

CAPITAL

Total shareholders' equity increased $5.28 million to $284.72 million, which is an increase of 1.89% from December 31, 1997. United's equity to assets ratio was 10.24% at March 31, 1998, as compared to 10.35% at December 31, 1997. Capital and reserves to total assets was 11.15% at March 31, 1998, as compared to 11.27% at December 31, 1997.

Cash dividends of $0.18 per common share for the first quarter of 1998 represent an increase of 12.50% over the $0.16 paid for first quarter of 1997. Total cash dividends were approximately $5.25 million for the first quarter of 1998, an increase of 5.76% over the comparable period of 1997.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 10.63% at March 31, 1998 and 11.38% at March 31, 1997. United's risk-based capital ratios of 13.64% at March 31, 1998 and 13.46% at December 31, 1997, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 12.39% and 9.26%, respectively, at March 31, 1998, are also well above regulatory minimum requirements.

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

United will utilize both internal and external resources to reprogram, or replace, and test the Year 2000 modifications. United anticipates completing the Year 2000 project within one year but not later than December 31, 1998, which is prior to any anticipated impact on United's operating systems. The total cost of the Year 2000 project is estimated at $2.0 million and is being funded through cash flows, which will be expensed as incurred over the next two years. The Year 2000 costs are not expected to have a material adverse effect on United's results of operations or cash flows. To date United has incurred and expensed approximately $250,000 related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a Year 2000 plan of operation.

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