Form 10-Q
period 1998-06-30
UNITED BANKSHARES INC/WV
filed 1998-08-14
CIK 729986

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1998

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

Class-- Common Stock, $2.50 Par Value; 39,138,971 shares outstanding as of JULY 31, 1998.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

Item 1. Financial Statements
----------------------------

  Consolidated Balance Sheets (Unaudited) June 30, 1998
  and December 31, 1997 ....................................................6

  Consolidated Statements of Income (Unaudited) for the
  Three and Six Months Ended June 30, 1998 and 1997 ........................7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Six Months Ended June 30, 1998 .......................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months Ended June 30, 1998 and 1997 ..........................9

  Notes to Consolidated Financial Statements ..............................10

Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations...............................19
         -----------------------------------

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings......................................Not Applicable
-------------------------

Item 2. Changes in Securities..................................Not Applicable
-----------------------------

Item 3. Defaults Upon Senior Securities .......................Not Applicable
---------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)   The Annual Meeting of Shareholders was held on Monday, May 18, 1998:

(b) Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

Item 5.  Other Information ....................................Not Applicable
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 11 - Computation of Earnings Per Share...................29

          Exhibit 27 - Financial Data Schedule.............................30

     (b)  Reports on Form 8-K

          On July 28, 1998, United Bankshares, Inc. filed a Form 8-K under Item 5 to report its financial condition and the results of operations for the second quarter of 1998.

          On August 3, 1998, United Bankshares, Inc. filed a Form 8-K to restate the March 31, 1998 Form 10-Q and the 1997 Form 10-K in connection with the merger of United Bankshares, Inc. and George Mason Bankshares, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNITED BANKSHARES, INC.
                                         _______________________
                                               (Registrant)

Date  August 13, 1998                     /s/ Richard M. Adams
     __________________                  ____________________________
                                          Richard M. Adams
                                          Chairman of the Board and
                                          Chief Executive Officer


Date  August 13, 1998                     /s/ Steven E. Wilson
     __________________                  ____________________________
                                         Steven E. Wilson
                                         Executive Vice President,
                                         Secretary, Treasurer and Chief
                                         Financial Officer

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 1998 and December 31, 1997, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and six months ended June 30, 1998 and 1997, and the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 1998, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)                                   June 30         December 31
                                                                          1998             1997
                                                                       ----------       -----------
ASSETS
   Cash and due from banks                                             $  115,118       $  116,087
   Interest-bearing deposits with other banks                               8,719            8,725
   Federal funds sold                                                                       56,052
                                                                       ----------       ----------
       Total cash and cash equivalents                                    123,837          180,864

   Securities available for sale at estimated fair
     value (amortized cost-$531,023 at June 30,
     1998 and $585,724 at December 31, 1997)                              538,390          595,520
   Securities held to maturity (estimated fair value
     -$217,471 at June 30, 1998 and $234,329 at
     December 31, 1997)                                                   214,493          231,311
   Loans
       Commercial, financial, and agricultural                            444,664          467,223
       Real estate:
         Single family residential                                      1,012,492        1,087,920
         Commercial                                                       535,757          482,568
         Construction                                                     145,369          140,266
         Other                                                             49,075           47,148
       Installment                                                        304,885          292,428
       Loans held for sale at estimated fair value                        397,051           97,619
                                                                       ----------       ----------
                                                                        2,889,293        2,615,172
       Less: Unearned income                                               (7,469)          (7,766)
                                                                       ----------       ----------
       Loans, net of unearned income                                    2,881,824        2,607,406
       Less: Allowance for loan losses                                    (35,111)         (30,455)
                                                                       ----------       ----------
       Net loans                                                        2,846,713        2,576,951
   Bank premises and equipment                                             49,978           48,841
   Interest receivable                                                     24,380           20,979
   Other assets                                                            75,071           73,594
                                                                       ----------       ----------

                                        TOTAL ASSETS                   $3,872,862       $3,728,060
                                                                       ==========       ==========
LIABILITIES
   Domestic deposits:
       Noninterest-bearing                                             $  496,106       $  494,733
       Interest-bearing                                                 2,504,373        2,432,317
                                                                       ----------       ----------

                                      TOTAL DEPOSITS                    3,000,479        2,927,050
   Borrowings:
       Federal funds purchased                                             34,157           40,961
       Securities sold under agreements to repurchase                     199,216          184,718
       Federal Home Loan Bank borrowings                                  198,243          165,695
       Other                                                                5,226            5,000
   Accrued expenses and other liabilities                                  71,749           49,162
                                                                       ----------       ----------

                                   TOTAL LIABILITIES                    3,509,070        3,372,586

SHAREHOLDERS' EQUITY
   Common stock, $2.50 par value; Authorized -41,000,000
       shares; issued - 39,153,568 at June 30, 1998 and
       39,073,164 at December 31, 1997, including 38,617
       and 161,814 shares in treasury at June 30, 1998
       and December 31, 1997, respectively                                 97,884           97,683
   Surplus                                                                 72,572           72,505
   Retained earnings                                                      189,127          181,601
   Accumulated other comprehensive income                                   4,788            6,204
   Treasury stock                                                            (579)          (2,519)
                                                                       ----------       ----------

                          TOTAL SHAREHOLDERS' EQUITY                      363,792          355,474
                                                                       ----------       ----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $3,872,862       $3,728,060
                                                                       ==========       ==========

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)                  Three Months Ended              Six Months Ended
                                                            June 30                        June 30
                                                      --------------------         ------------------------
                                                       1998          1997            1998             1997
                                                      ------        ------          ------           ------
INTEREST INCOME
   Interest and fees on loans                         $61,609       $49,322        $117,925       $ 97,173
   Interest on federal funds sold and
       other short-term investments                       132           211             495            435
   Interest and dividends on securities:
       Taxable                                         11,481        10,907          23,705         21,048
       Exempt from federal taxes                          787           780           1,550          1,592
                                                      -------       -------        --------       --------

                TOTAL INTEREST INCOME                  74,009        61,220         143,675        120,248
                                                      -------       -------        --------       --------
INTEREST EXPENSE
   Interest on deposits                                28,631        24,890          56,498         48,412
   Interest on short-term borrowings                    2,373         1,969           5,028          3,595
   Interest on Federal Home Loan
    Bank borrowings                                     3,492         1,104           5,450          2,486
                                                      -------       -------        --------       --------

               TOTAL INTEREST EXPENSE                  34,496        27,963          66,976         54,493
                                                      -------       -------        --------       --------

                  NET INTEREST INCOME                  39,513        33,257          76,699         65,755
PROVISION FOR POSSIBLE LOAN LOSSES                      5,257           558           7,307          1,162
                                                      -------       -------        --------       --------

  NET INTEREST INCOME AFTER PROVISION
             FOR POSSIBLE LOAN LOSSES                  34,256       32,699           69,392         64,593
                                                      -------      -------         --------       --------
OTHER INCOME
   Trust department income                              1,117           867           2,126          1,720
   Other charges, commissions, and fees                 4,256         3,876           8,667          7,577
   Income (loss) from mortgage banking
     operations                                         6,392         2,928          11,588          5,933
   Gain (loss) on sales of securities                    (225)           (1)          2,262             40
   Other income                                           102           215             849            334
                                                      -------       -------        --------       --------

                   TOTAL OTHER INCOME                  11,642         7,885          25,492         15,604
                                                      -------       -------        --------       --------
OTHER EXPENSES
   Salaries and employee benefits                      18,185        11,197          32,444         22,500
   Net occupancy expense                                1,931         2,426           5,476          4,713
   Other expense                                       18,456         8,519          28,461         16,909
                                                      -------       -------        --------       --------

                 TOTAL OTHER EXPENSES                  38,572        22,142          66,381         44,122
                                                      -------       -------        --------       --------

           INCOME BEFORE INCOME TAXES                   7,326        18,442          28,503         36,075

INCOME TAXES                                              504         6,316           7,935         12,085
                                                      -------       -------        --------       --------

                           NET INCOME                 $ 6,822       $12,126        $ 20,568       $ 23,990
                                                      =======       =======        ========       ========

Earnings per common share
   Basic                                                $0.17         $0.31           $0.53          $0.62
                                                      =======       =======        ========       ========

   Diluted                                              $0.17         $0.31           $0.52          $0.61
                                                      =======       =======        ========       ========

Dividends per share                                     $0.18         $0.17           $0.35          $0.33
                                                      =======       =======        ========       ========

Average outstanding shares
   Basic                                           39,080,717    38,517,014      39,037,837     38,485,232
   Diluted                                         39,805,419    39,077,226      39,731,926     39,128,076


See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)

                                                     Six Months Ended June 30, 1998
                           ---------------------------------------------------------------------------------------------------
                               Common Stock                                       Accumulated
                           --------------------                                      Other                          Total
                                         Par                        Retained     Comprehensive     Treasury      Shareholders'
                             Shares      Value        Surplus       Earnings        Income           Stock          Equity
                           ----------    ------       -------       --------     -------------     --------      -------------
Balance at
 January 1, 1998, as
 reported                  39,073,164    $97,683      $72,505       $181,601          $ 6,204      ($2,519)          $355,474

Net income                                                            20,568                                           20,568

Other comprehensive
 income, net of tax:
Change in net
 unrealized gain on
 available for sale
 securities, net of
 reclassification
 adjustment                                                                            (1,416)                         (1,416)

Cash dividends
  ($.35 Per Share)                                                   (12,286)                                         (12,286)

Pre-merger dividends
  of pooled company                                                     (756)                                            (756)

Fractional shares
adjustment                                                 (7)                                                             (7)

Sale of treasury
  stock (37,376
  shares)                                                                                              654                654

Common stock options
  exercised                   80,404         201           74                                        1,286              1,561
                          ----------     -------      -------       --------          -------      -------           --------

Balance at
  June 30, 1998           39,153,568     $97,884      $72,572       $189,127          $ 4,788        ($579)          $363,792
                          ==========     =======      =======       ========          =======      =======           ========

Disclosure of
 Reclassification
 Amount:

Unrealized holding
 gains on available
 for sale securities
 arising during the
 period                                                                               $    54
Less:
 Reclassification
 adjustment for
 net gains realized
 in net income                                                                          1,470
                                                                                      -------
Change in net
 unrealized gain on
 available for sale
 securities, net of tax                                                               $(1,416)
                                                                                      =======

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                                                Six Months Ended
                                                                    June 30
                                                          ---------------------------
                                                              1998             1997
                                                          -----------       ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        $(266,371)       $  25,646

INVESTING ACTIVITIES
   Proceeds from maturities and calls of
      securities held to maturity                             38,603           19,779
   Proceeds from sales of securities
      available for sale                                                       44,899
   Proceeds from maturities and calls of
      securities available for sale                          160,798           78,637
   Purchases of securities available for sale               (103,709)        (179,651)
   Purchases of securities held to maturity                  (21,988)         (27,051)
   Net purchase of bank premises and equipment                (1,958)          (2,599)
   Net cash of acquired branches                              56,472
   Changes in loans                                           46,229          (35,628)
                                                           ---------        ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          174,447         (101,614)
                                                           ---------        ---------

FINANCING ACTIVITIES
   Cash dividends paid                                       (10,181)          (9,815)
   Pre-merger dividends of pooled company                     (1,471)          (1,362)
   Acquisition of treasury stock                                               (5,469)
   Proceeds from exercise of stock options                     1,561            1,236
   Proceeds from sales of treasury stock                         654
   Proceeds from Federal Home Loan Bank advances             126,123          211,655
   Repayment of Federal Home Loan Bank advances              (93,575)        (254,537)
   Acquisition of fractional shares                               (7)
   Changes in:
      Deposits                                                 3,873          114,515
      Other borrowings                                           226
      Federal funds purchased and securities
         sold under agreements to repurchase                   7,694           57,367
                                                           ---------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     34,897          113,590
                                                           ---------        ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (57,027)          37,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             180,864          154,478
                                                           ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 123,837        $ 192,100
                                                           =========        =========


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

In June 1997, the FASB issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income." This statement, which is effective for years beginning after December 15, 1997, requires companies to report and display comprehensive income and its components. United has disclosed the components of comprehensive income as outlined by

SFAS No. 130 in these financial statements and notes thereto.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of United's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of United.

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

On August 1, 1997, United acquired 100% of the outstanding common stock of First Patriot Bankshares Corporation, Reston, Virginia ("Patriot") for cash consideration of approximately $39.22 million. The transaction was accounted for using the purchase method of accounting and, accordingly, the information included herein includes the financial position and results of operations of Patriot from the effective acquisition date forward.

On April 2, 1998, United consummated its merger with George Mason Bankshares, Inc., Fairfax, Virginia ("George Mason") in a common stock exchange accounted for under the pooling of interests method of accounting. United exchanged 1.70 shares of United common stock for each of the 5,277,301 common shares of George Mason or approximately 8,971,412 shares, unadjusted for cash paid in lieu of fractional shares. As of the date of merger, George Mason reported total assets of $1,023,467,000, total net loans of $600,490,000, deposits of $839,562,000 and shareholders' equity of $78,925,000. All statements and notes thereto have been restated to give effect to the merger of United and George Mason as though they had always been combined.

3. ACQUISITIONS

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

The following represents unaudited selected pro forma financial information regarding the effects of the transactions as though United, George Mason and Fed One had been combined for all periods presented:

                                                                                                              United
      (In thousands, except per share data)                                                                    and
                                                              George                               Fed        Fed One
                                             United            Mason            Restated           One       Pro Forma
                                             ------           ------            --------           ---       ---------
      For the Three Months
      Ended June 30, 1998:
        Net interest income                                                     $ 39,513         $ 2,750     $ 42,263
        Net income                                                                 6,822             725        7,547
        Earnings per common
         share:
          Basic                                                                    $0.17           $0.32        $0.18
          Diluted                                                                  $0.17           $0.30        $0.17


      For the Three Months
      Ended June 30, 1997:
        Net interest income                 $ 25,397          $ 7,860           $ 33,257         $ 2,942     $ 36,199
        Net income                            10,120            2,006             12,126             818       12,944
        Earnings per common
         share:
          Basic                                $0.34            $0.40              $0.31           $0.36        $0.31
          Diluted                              $0.34            $0.38              $0.31           $0.35        $0.30

                                                                                                              United
                                                                                                               and
                                                              George                               Fed        Fed One
                                             United            Mason            Restated           One       Pro Forma
                                             ------           ------            --------           ---       ---------
      For the Year Ended
      December 31, 1997:
        Net interest income                  $105,753         $31,945           $137,698         $11,632     $149,330
        Net income                             40,939           8,080             49,019           3,242       52,261
        Earnings per common
         share:
          Basic                                 $1.37           $1.58              $1.27           $1.43        $1.24
          Diluted                               $1.35           $1.54              $1.25           $1.36        $1.22

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                                          June 30, 1998
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $168,127           $  583            $174       $168,536
State and political subdivisions                         4,501               91                          4,592
Mortgage-backed securities                             324,884            2,834             400        327,318
Marketable equity securities                             7,131            4,654             197         11,588
Other                                                   26,380                               24         26,356
                                                      --------           ------            ----       --------

Total                                                 $531,023           $8,162            $795       $538,390
                                                      ========           ======            ====       ========

                                                                         December 31, 1997
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $178,973          $   595            $272       $179,296
State and political subdivisions                         4,093              106                          4,199
Mortgage-backed securities                             379,452            3,099             393        382,158
Marketable equity securities                             4,300            6,741                         11,041
Other                                                   18,906                               80         18,826
                                                      --------          -------            ----       --------

Total                                                 $585,724          $10,541            $745       $595,520
                                                      ========          =======            ====       ========

The cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $4,788 and $6,204, net of deferred income taxes at June 30, 1998 and December 31, 1997, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 1998 and December 31, 1997, by contractual maturity are as follows:


                                                           June 30, 1998               December 31, 1997
                                                     --------------------------      -------------------------
                                                                      Estimated                      Estimated
                                                     Amortized          Fair          Amortized         Fair
                                                        Cost            Value            Cost           Value
                                                     ---------        ---------       ---------      ---------
Due in one year or less                               $ 46,905         $ 47,131        $ 42,351        $42,794
Due after one year through
 five years                                            115,153          115,396         133,994        134,480
Due after five years through
 ten years                                             105,480          105,866         135,081        135,561
Due after ten years                                    256,354          258,409         266,588        268,234
Marketable equity securities                             7,131           11,588           7,710         14,451
                                                      --------         --------        --------       --------

        Total                                         $531,023         $538,390        $585,724       $595,520
                                                      ========         ========        ========       ========

The preceding table includes $327,318 and $382,158 of mortgage-backed securities at June 30, 1998 and December 31, 1997, respectively, with an amortized cost of $324,884 and $379,452 at June 30, 1998 and December 31, 1997, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:



                                                                          June 30, 1998
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $ 90,964          $1,541          $    9        $ 92,496
State and political subdivisions                        61,539           1,952              47          63,444
Mortgage-backed securities                              52,498             385             114          52,769
Other                                                    9,492                             730           8,762
                                                      --------          ------          ------        --------

Total                                                 $214,493          $3,878          $  900        $217,471
                                                      ========          ======          ======        ========


                                                                         December 31, 1997
                                                     ---------------------------------------------------------
                                                                        Gross           Gross        Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                     ---------       ----------      ----------      ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                           $ 98,330          $  570         $ 22           $ 98,878
State and political subdivisions                        51,180           2,131           21             53,290
Mortgage-backed securities                              74,878             529          169             75,238
Other                                                    6,923                                           6,923
                                                      --------         -------         ----           --------

Total                                                 $231,311          $3,230         $212           $234,329
                                                      ========         =======         ====           ========

The amortized cost and estimated fair value of securities held to maturity at June 30, 1998, and December 31, 1997, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           June 30, 1998               December 31, 1997
                                                     --------------------------      -------------------------
                                                                      Estimated                      Estimated
                                                     Amortized          Fair          Amortized         Fair
                                                        Cost            Value            Cost           Value
                                                     ---------        ---------       ---------      ---------
  Due in one year or less                             $  9,344         $  9,408        $ 18,825      $ 18,887
  Due after one year
     through five years                                 61,989           62,874          72,750        73,640
  Due after five years
     through ten years                                  94,063           96,201          98,335        99,481
  Due after ten years                                   49,097           48,988          41,401        42,321
                                                      --------         --------        --------      --------

         Total                                        $214,493         $217,471        $231,311      $234,329
                                                      ========         ========        ========      ========

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $384,451 and $415,206 at June 30, 1998 and December 31, 1997, respectively.

5.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                         June 30    December 31
                                          1998         1997
                                         --------   -----------
    Loans past due 90 days or more
      and still accruing interest         $ 7,125     $12,181
    Nonaccrual loans                        7,664       5,202
                                          -------     -------

    Total nonperforming loans             $14,789     $17,383
                                          =======     =======

6.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                        Three Months Ended                Six Months Ended
                                                     ------------------------          -----------------------
                                                            June 30                           June 30
                                                       1998             1997             1998           1997
                                                     -------          -------          -------         ------
Balance at beginning of  period                      $31,163          $27,928          $30,455         $27,942
Provision charged to expense                           5,257              558            7,307           1,162
                                                     -------          -------          -------         -------
                                                      36,420           28,486           37,762          29,104

Loans charged-off                                     (1,803)            (775)          (3,314)         (1,489)
Less recoveries                                          494              195              663             291
                                                     -------          -------          -------         -------

Net Charge-offs                                       (1,309)            (580)          (2,651)         (1,198)
                                                     -------          -------          -------         -------

Balance at end of period                             $35,111          $27,906          $35,111         $27,906
                                                     =======          =======          =======         =======

The average recorded investment in impaired loans during the quarter ended June 30, 1998 and for the year ended December 31, 1997 was approximately $11,814 and $12,686, respectively. For the quarters ended June 30, 1998 and 1997, United recognized interest income on the impaired loans of approximately $106 and $182, respectively, substantially all of which was recognized using the accrual method of income recognition.

At June 30, 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $11,340 (of which $7,664 were on a nonaccrual basis). Included in this amount is $4,158 of impaired loans for which the related allowance for loan losses is $511 and $7,182 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $446 and $422 for the three months ended June 30, 1998 and 1997, respectively, and $801 and $719 for the six months ended June 30, 1998 and 1997, respectively.

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

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

         The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 1998, and June 30, 1997, with the interest rate earned or paid on such amount.

                                            Three Months Ended                   Three Months Ended
                                                 June 30                              June 30
                                                  1998                                 1997
                                     -------------------------------        ----------------------------
(Dollars in                          Average                    Avg.        Average                 Avg.
 Thousands)                          Balance       Interest     Rate        Balance     Interest    Rate

ASSETS

Earning Assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments                $    8,965     $   132     5.95%       $   15,571   $   211     5.50%
  Investment Securities:
    Taxable                            714,653      11,481     6.43%          662,858    10,907     6.58%
    Tax-exempt (1)                      57,168       1,211     8.47%           54,260     1,200     8.85%
                                    ----------     -------     -----       ----------   -------     -----
           Total Securities            771,821      12,692     6.58%          717,118    12,107     6.75%
  Loans, net of unearned
    income (1) (2)                   2,848,918      62,106     8.73%        2,307,099    49,701     8.62%
  Allowance for loan
    losses                             (33,196)                               (27,878)
                                    ----------                             ----------
  Net loans                          2,815,722                 8.84%        2,279,221               8.84%
                                    ----------     -------     -----       ----------   -------     -----
Total earning assets                 3,596,508     $74,930     8.34%        3,011,910   $62,019     8.24%
                                                   -------     -----                    -------     -----
Other assets                           228,094                                191,401
                                    ----------                             ----------
                TOTAL ASSETS        $3,824,602                             $3,203,311
                                    ==========                             ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits         $2,478,969     $28,631     4.63%       $2,234,588   $24,890     4.47%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                         223,809       2,373     4.25%          175,146     1,969     4.51%
  FHLB advances                        239,044       3,492     5.86%           74,189     1,104     5.97%
                                    ----------     -------     -----       ----------   -------     -----
Total Interest-Bearing Funds         2,941,822      34,496     4.70%        2,483,923    27,963     4.52%
                                                   -------     -----                    -------     -----
  Demand deposits                      436,458                                354,680
  Accrued expenses and other
    liabilities                         81,554                                 37,065
                                    ----------                             ----------
           TOTAL LIABILITIES         3,459,834                              2,875,668
Shareholders' Equity                   364,768                                327,643
                                    ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY        $3,824,602                             $3,203,311
                                    ==========                             ==========

NET INTEREST INCOME                                $40,434                              $34,056
                                                   =======                              =======

INTEREST SPREAD                                                3.64%                                3.72%

NET INTEREST MARGIN                                            4.50%                                4.54%

         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

         The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 1998, and June 30, 1997, with the interest rate earned or paid on such amount.


                                             Six Months Ended                    Six Months Ended
                                                 June 30                              June 30
                                                  1998                                 1997
                                     -------------------------------        ----------------------------
(Dollars in                          Average                    Avg.        Average                 Avg.
 Thousands)                          Balance       Interest     Rate        Balance     Interest    Rate

ASSETS

Earning Assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments               $   18,115     $    495     5.52%      $   16,249   $    435    5.40%
  Investment Securities:
    Taxable                           737,987       23,705     6.42%         647,342     21,048    6.50%
    Tax-exempt (1)                     56,342        2,385     8.47%          55,129      2,449    8.88%
                                    ---------     --------     -----      ----------   --------    -----
           Total Securities           794,329       26,090     6.57%         702,471     23,497    6.69%
  Loans, net of unearned
    income (1) (2)                  2,737,011      119,019     8.70%       2,290,725     97,920    8.55%
  Allowance for loan
    losses                            (31,862)                               (27,903)
                                   ----------                             ----------
  Net loans                         2,705,149                  8.80%       2,262,822               8.77%
                                   ----------     --------     -----      ----------   --------    -----
Total earning assets                3,517,593     $145,604     8.28%       2,981,542   $121,852    8.17%
                                                  --------     -----                   --------    -----
Other assets                          224,697                                188,788
                                   ----------                             ----------
                TOTAL ASSETS       $3,742,290                             $3,170,330
                                   ==========                             ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits        $2,468,674     $ 56,498     4.62%      $2,204,087   $ 48,412    4.43%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                        214,400        5,028     4.73%         162,496      3,595    4.46%
  FHLB advances                       197,270        5,450     5.57%          85,686      2,486    5.85%
                                   ----------     --------     -----      ----------   --------    -----
Total Interest-Bearing Funds        2,880,344       66,976     4.69%       2,452,269     54,493    4.48%
                                                  --------     -----                   --------    -----
  Demand deposits                     434,541                                353,936
  Accrued expenses and other
    liabilities                        63,813                                 36,851
                                   ----------                             ----------
           TOTAL LIABILITIES        3,378,698                              2,843,056
Shareholders' Equity                  363,592                                327,274
                                   ----------                             ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY       $3,742,290                             $3,170,330
                                   ==========                             ==========

NET INTEREST INCOME                               $ 78,628                             $ 67,359
                                                  ========                             ========

INTEREST SPREAD                                                3.59%                               3.69%

NET INTEREST MARGIN                                            4.51%                               4.56%

         (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

         (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, and reflect the merger of George Mason Bankshares, Inc. (George Mason) on April 2, 1998, under the pooling of interests method of accounting. Accordingly, all prior period financial statements have been restated to include George Mason. United exchanged 1.70 shares of its common stock or 9,024,238 shares of United for each of the 5,308,551 common shares of George Mason.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

The following is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion which is presented under specific headings on the following pages.

OVERVIEW

Net income for the first half of 1998 was $20.57 million or $0.52 per share compared to $23.99 million or $0.61 per share for the first half of 1997. This represents a 14.26% decrease in net income and a 14.75% decrease in earnings per share. The decrease was due to the recognition of approximately $8 million of merger-related charges relating to the second quarter merger with George Mason. One-time charges of approximately $7 million were also incurred to align George Mason's operations and to conform certain policies to those of United and to align certain other operating components within the new organizational structure. Excluding these merger-related and one-time charges, United's core earnings for the first half of 1998 were $0.72 per share. United's annualized return on average assets was 1.11% and return on average shareholders' equity was 11.41% as compared 1.53% and 14.78% for 1997, respectively.

United has strong core earnings driven by a net interest margin of 4.51% for the first six months of 1998. Net interest income increased by $10.94 million or 16.64% for the first six months of 1998 as compared to the same period for 1997. The provision for loan losses increased $6.15 million or 528.83% when comparing the first six months of 1998 to the first six months of 1997. Noninterest income, including income from mortgage banking operations, increased $9.89 million or 63.37% for the first six months of 1998 when compared to the first six months of 1997. Noninterest expenses increased $22.26 million or 50.45% for the first six months compared to the same period in 1997.

Total assets were $3.87 billion at June 30, 1998, up $144.80 million or 3.88% compared with year-end, and up 16.09% from June 30, 1997. Loans, net of unearned income, reflected a $274.42 million increase while investment securities reflected a $73.95 million decrease for the first half of 1998 as compared with year-end 1997 as those funds continue to fund strong loan growth. Cash and cash equivalents declined $57.03 million. All other categories of assets were moderately flat compared to year-end 1997.

Total deposits grew $73.43 million or 2.51% from year-end due to United's continued offering of new deposit products. Since December 31, 1997, United has realized an increase of $72.06 million in interest-bearing deposits while demand deposits have remained relatively flat. United's short-term borrowings increased $7.92 million while its FHLB borrowings increased $32.55 million as United utilized the increased borrowing to fund loan growth. Accrued expenses and other liabilities have increased $22.59 million since year-end 1997 primarily as a result of increased accrued interest payable due to the higher volume of interest-bearing deposits and borrowed funds as well as the previously mentioned George Mason merger-related charges.

Shareholders' equity increased $8.32 million or 2.34% as compared with December 31, 1997. United continues to maintain an appropriate balance between capital adequacy and return to shareholders. At June 30, 1998, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $6.26 million or 18.81% in the second quarter of 1998 and $10.94 million or 16.64% for the first six months of 1998, when compared to the same periods of 1997. The net interest margin continues to drive United's core profitability and momentum. The increases were primarily attributable to higher levels of average earning assets of $584.60 million for the second quarter of 1998 and $536.05 million for the first half of 1998, when compared to the second quarter and first half of 1997, respectively. United's tax-equivalent net interest margin was 4.50% and 4.51% for the second quarter and first six months of 1998, respectively. For the quarter ended June 30, 1998, United's net interest margin was 4 basis points lower than the immediately preceding quarter, and 5 basis points less than the second quarter of 1997. The lower net interest margin from one year ago was the result of increased average deposit and wholesale funding balances at higher rates offset by a smaller increase in the yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

For the quarters ended June 30, 1998 and 1997, the provision for loan losses was $5.26 million and $558 thousand, respectively, while the first six months provisions were $7.3 million for 1998 as compared to $1.16 million for 1997. The increase in provision expense over last year's numbers is due to the trend of increased net charge-offs as well as anticipated increased consumer delinquency in light of projected economic conditions. The allowance for loan losses as a percentage of loans, net of unearned income, approximated 1.22% at June 30, 1998 and 1.17% at December 31, 1997, and 1.20% at June 30, 1997. Charge-offs exceeded recoveries during the second quarter of 1998 and 1997 and resulted in net charge-offs of $1.31 million and $580 thousand, respectively. Charge-offs exceeded recoveries by $2.65 million for the first six months of 1998 as compared to net charge-offs of $1.20 million for the first six months of 1997. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

United's continued excellent credit quality is evidenced by the low level of nonperforming assets at June 30, 1998. Nonperforming loans decreased $2.59 million or 14.92% to $14.79 million at June 30, 1998 compared to $17.38 million at year-end 1997. Nonperforming loans, as a percentage of loans, net of unearned income, decreased from 0.67% to 0.51% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more decreased $5.06 million or 41.51% during the first six months of 1998 and nonaccrual loans increased $2.46 million or 47.33% since year-end 1997. Total nonperforming assets of $19.15 million, including OREO of $4.36 million at June 30, 1998, represented 0.49% of total assets, which was slightly less than the ratio at December 31, 1997 of 0.53%.

As of June 30, 1998, the ratio of the allowance for loan losses to nonperforming loans was 237.4% as compared to 175.2% as of December 31, 1997. Management believes that the allowance for loan losses of $35.11 million as of June 30, 1998, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $3.76 million or 47.65% for the second quarter of 1998 when compared to the second quarter of 1997. Additionally, the $25.49 million of noninterest income for the first six months of 1998, reflects an increase of $9.89 million or 63.37% over the first six months of 1997. Excluding income from mortgage banking operations and investment securities transactions, noninterest income increased $517 thousand or 10.43% for the second quarter and $2.01 million or 20.88% for the first half of 1998.

The overall increase in noninterest income for the first six months of 1998 was primarily due to a combination of a $5.66 million increase in income from mortgage banking operations and a $2.49 million recognized gain on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998, with slight increases in the categories of return check charges, bankcard income and trust department commissions as a result of increased transactions in those areas.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $16.43 million or 74.20% and $22.26 million or 50.45% for the quarter and six months ended June 30, 1998, as compared to the same periods in 1997, resulting from the third quarter 1997 acquisition of First Patriot Bankshares Corporation and previously mentioned George Mason merger-related charges recognized during the second quarter of 1998. These charges consisted primarily of employee benefits, severance, facilities, system and other costs to effect the merger.

Total salaries and benefits increased by 62.41% or $6.99 million and 44.20% or $9.94 million for the second quarter and first six months of 1998 when compared to the same periods of 1997. The higher salaries and benefits costs for 1998 were attributable to commissions and salaries expense at United's mortgage banking subsidiaries due to higher commissions on the increased volume of mortgage loans originated during the year for sale in the secondary market as well as severance and benefit pay of displaced employees in the George Mason merger.

Net occupancy expense for the second quarter of 1998 decreased by $495 thousand or 20.40% while increasing $763 thousand or 16.19%, for the first six months of 1998 when compared to the second quarter and first six months of 1997, respectively.

Other expenses increased $9.94 million or 116.65% and $11.55 million or 68.32% for the second quarter and first six months of 1998, as compared to the same periods of 1997. This overall increase was primarily due to the aforementioned merger-related expenses associated with the George Mason merger and United's third quarter 1997 purchase acquisition of Patriot.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (excess of liabilities over assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $244,181,000 or 6.70% of the cumulative gap to related earning assets.

To aid in interest rate management, United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of June 30, 1998:

                             Change in
                           Interest Rates             Percentage Change in
                           (basis points)              Net Interest Income
                           --------------             ---------------------
                               +200                            5.42%
                               -200                           -5.71%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would increase by 5.42% over one year. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.71% over one year. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

     The following table shows the interest rate sensitivity GAP as of June 30, 1998:

Interest Rate Sensitivity Gap

                                            Days
                              ----------------------------------     Total        1 - 5       Over 5
                               0 - 90     91 - 180     181 - 365    One Year      Years       Years        Total
                              --------   ----------    ---------   ----------    -------     -------     --------
                                                                 (In Thousands)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
     securities purchased
     under agreements to
     resell and other short-
     term investments         $    8,719                           $    8,719                            $    8,719
  Investment and Marketable
     Equity Securities:
       Taxable                    21,203  $  11,368    $  19,565       52,136   $ 164,782    $469,834       686,752
       Tax-exempt                             4,339                     4,339      12,603      49,189        66,131
  Loans, net of unearned
     income                    1,292,547    171,705      318,820    1,783,072     769,060     329,692     2,881,824
                              ----------  ---------    ---------   ----------   ---------    --------    ----------

Total Interest-Earning
  Assets                      $1,322,469  $ 187,412    $ 338,385   $1,848,266   $ 946,445    $848,715    $3,643,426
                              ==========  =========    =========   ==========   =========    ========    ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                  $1,045,195                           $1,045,195                            $1,045,195
  Time deposits of
    $100,000 & over               54,557  $  36,676    $ 101,943      193,176   $  75,146    $  6,057       274,379
  Other time deposits            233,593    231,799      327,353      792,745     390,183       1,871     1,184,799
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                    238,599                              238,599                               238,599
  FHLB advances                  134,000                     500      134,500      63,743                   198,243
                              ----------  ---------    ---------   ----------   ---------    --------    ----------

Total Interest-Bearing
  Funds                       $1,705,944  $ 268,475    $ 429,796   $2,404,215   $ 529,072    $  7,928    $2,941,215
                              ==========  =========    =========   ==========   =========    ========    ==========

Interest Sensitivity Gap      $ (383,475) $ (81,063)   $ (91,411)  $(555,949)   $ 417,373    $840,787    $  702,211
                              ==========  =========    =========   =========    =========    ========    ==========

Cumulative Gap                $ (383,475) $(464,538)   $(555,949)  $(555,949)   $(138,576)   $702,211    $  702,211
                              ==========  =========    =========   =========    =========    ========    ==========
Cumulative Gap as
  a Percentage of Total
  Earning Assets                 -10.53%    -12.75%      -15.26%      -15.26%      -3.80%      19.27%        19.27%

Management
  Adjustments                  1,000,163    (66,711)    (133,322)     800,130    (800,130)                        0
Off-Balance
  Sheet Activities
                              ----------  ---------    ---------   ----------   ---------    --------    ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                  $ 616,688   $ 468,914    $ 244,181   $  244,181   $(138,576)   $702,211    $  702,211
                              =========   =========    =========   ==========   =========    ========    ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                 16.93%      12.87%        6.70%        6.70%      -3.80%      19.27%        19.27%

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

For the six months ended June 30, 1998, United used $266.37 million of cash for operations. Cash from operations for the six months ended June 30, 1998, included, among other things, an increase of approximately $299 million in loans held for sale. During the same period, net cash of $174.45 million was provided by investing activities which was primarily due to $73.70 million of excess proceeds from sales and maturities of securities over purchases. During the first six months of 1998 net cash of $34.90 million was provided by financing activities, primarily due to net FHLB advances of approximately $32.55 million as well as a $3.87 million increase in deposits and a $7.69 increase in other short-term borrowings. These amounts were offset by payment of approximately $10.18 million in cash dividends. The net effect of this activity was a decrease in cash and cash equivalents of $57.03 million for the first six months of 1998.

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

INCOME TAXES

Income tax expense for the three months ended June 30, 1998 and 1997 was $504 thousand and $6.31 million, respectively. Income tax expense for the six months ended June 30, 1998 and 1997 was $7.94 million and $12.09 million, respectively. The decrease between the periods compared was primarily the result of decreased pretax income. United implemented certain strategic income tax initiatives in the second quarter of 1998 that reduced the effective tax rate for 1998 from 35% to approximately 28%. In future years (beyond 1998) the estimated effective tax rate is expected to return to 35%.

CAPITAL

Total shareholders' equity increased $8.32 million to $363.79 million, which is an increase of 2.34% from December 31, 1997. United's equity to assets ratio was 9.39% at June 30, 1998 and 9.54% at December 31, 1997. Capital and reserves to total assets was 10.30% at June 30, 1998 and 10.35% at December 31, 1997.

Cash dividends of $0.18 per common share for the second quarter of 1998 and $0.35 for the six month period ended June 30, 1998, represent increases of 5.88% and 6.06%, respectively, over the $.17 paid for second quarter of 1997 and $0.33 paid for the first six months of 1997. Total cash dividends paid were approximately $7.03 million for the second quarter of 1998 and $12.29 million for the first six months of 1998, an increase of 42.68% and 24.16% over the comparable periods of 1997.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average assets ratio was 9.72% at June 30, 1998 and 10.32% at June 30, 1997. United's risk-based capital ratios of 13.03% at June 30, 1998 and 13.35% at December 31, 1997, are both significantly higher than the minimum regulatory requirements. United's tier I capital and leverage ratios of 11.78% and 8.18%, respectively, at June 30, 1998, are also well above regulatory minimum requirements.

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

United will utilize both internal and external resources to reprogram, or replace, and test the Year 2000 modifications. United anticipates completing the Year 2000 project within one year but not later than December 31, 1998, which is prior to any anticipated impact on United's operating systems. The total cost of the Year 2000 project is estimated at $2.6 million and is being funded through cash flows, which will be expensed as incurred over the next two years. The Year 2000 costs are not expected to have a material adverse effect on United's results of operations or cash flows. To date United has incurred and expensed approximately $250,000 related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a Year 2000 plan of operation.

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