Form 10-Q
period 1998-09-30
UNITED BANKSHARES INC/WV
filed 1998-11-17
CIK 729986

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended SEPTEMBER 30, 1998

                        Commission File Number: 0-13322

                            UNITED BANKSHARES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

      WEST VIRGINIA                                        55-0641179
      -------------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

             300 UNITED CENTER
          500 VIRGINIA STREET, EAST
          CHARLESTON, WEST VIRGINIA                          25301
---------------------------------------                      -----
(Address of Principal Executive Offices)                    Zip Code


Registrant's Telephone Number,
    including Area Code:                                (304) 424-8761
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

Class -- Common Stock, $2.50 Par Value; 43,015,233 shares outstanding as of OCTOBER 31, 1998.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                Page
------------------------------                                ----
Item 1. Financial Statements
----------------------------

 Consolidated Balance Sheets (Unaudited) September 30, 1998
 and December 31, 1997 ........................................6

 Consolidated Statements of Income (Unaudited) for the
 Three and Nine Months Ended September 30, 1998 and 1997 ......7

 Consolidated Statement of Changes in Shareholders' Equity
 (Unaudited) for the Nine Months Ended September 30, 1998 .....8

 Condensed Consolidated Statements of Cash Flows (Unaudited)
 for the Nine Months Ended September 30, 1998 and 1997 ........9

 Notes to Consolidated Financial Statements ..................10

Information required by Item 303 of Regulation S-K

Item 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
        Condition and Results of Operations....................9
        -----------------------------------

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings......................................Not Applicable
-------------------------

Item 2. Changes in Securities..................................Not Applicable
-----------------------------

Item 3. Defaults Upon Senior Securities .......................Not Applicable
---------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The following matter was submitted to a vote of security holders at a special meeting of Shareholders of the Registrant held on Monday, September 21, 1998:

(1) To consider and vote upon a proposal to amend the articles of incorporation of United to increase the number of authorized shares of common stock, par value $2.50 per share of United, from 41,000,000 to 100,000,000 shares. There were 30,070,829 affirmative votes cast, 838,255 negative votes, 306,949 abstaining votes and 7,576,679 non-votes.

Item 5. Other Information .....................................Not Applicable
--------------------------

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

    (a) Exhibits required by Item 601 of Regulation S-K

        Exhibit 11 - Computation of Earnings Per Share.........31

        Exhibit 27 - Financial Data Schedule...................32

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



                                               UNITED BANKSHARES, INC.
                                               -----------------------
                                               (Registrant)



Date  November 13, 1998                     /s/ Richard M. Adams
      -----------------                     ---------------------------
                                            Richard M. Adams
                                            Chairman of the Board and
                                            Chief Executive Officer


Date  November 13, 1998                     /s/ Steven E. Wilson
      -----------------                     ------------------------------
                                            Steven E. Wilson
                                            Executive Vice President,
                                            Secretary, Treasurer and Chief
                                            Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The September 30, 1998 and December 31, 1997, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and nine months ended September 30, 1998 and 1997, and the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1998, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS(UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share data)                       September   December 31
                                                              1998          1997
                                                           ----------   -----------

ASSETS
 Cash and due from banks                                   $   93,910    $  116,087
 Interest-bearing deposits with other banks                     8,208         8,725
 Federal funds sold                                            79,400        56,052
                                                           ----------    ----------
   Total cash and cash equivalents                            181,518       180,864

 Securities available for sale at estimated fair
  value (amortized cost-$514,861 at September 30,
  1998 and $585,724 at December 31, 1997)                     522,908       595,520
 Securities held to maturity(estimated fair value
  -$219,590 at September 30, 1998 and $234,329 at
  December 31, 1997)                                          215,334       231,311
 Loans
  Commercial, financial, and agricultural                     441,569       467,223
  Real estate:
    Single family residential                                 951,776     1,087,920
    Commercial                                                536,106       482,568
    Construction                                              158,501       140,266
    Other                                                      47,650        47,148
  Installment                                                 303,020       292,428
  Loans held for sale at estimated fair value                 464,580        97,619
                                                           ----------    ----------
                                                            2,903,202     2,615,172
  Less: Unearned income                                        (7,584)       (7,766)
                                                           ----------    ----------
  Loans, net of unearned income                             2,895,618     2,607,406
  Less: Allowance for loan losses                             (37,370)      (30,455)
                                                           ----------    ----------
  Net loans                                                 2,858,248     2,576,951
 Bank premises and equipment                                   49,197        48,841
 Interest receivable                                           25,495        20,979
 Other assets                                                  69,567        73,594
                                                           ----------    ----------

                                       TOTAL ASSETS        $3,922,267    $3,728,060
                                                           ==========    ==========
LIABILITIES
 Domestic deposits:
  Noninterest-bearing                                      $  452,850    $  494,733
  Interest-bearing                                          2,609,382     2,432,317
                                                           ----------    ----------

        TOTAL DEPOSITS                                      3,062,232     2,927,050

 Borrowings:
  Federal funds purchased                                      12,090        40,961
  Securities sold under agreements to repurchase              216,532       184,718
  Federal Home Loan Bank borrowings                           203,420       165,695
  Other                                                         4,911         5,000
 Accrued expenses and other liabilities                        53,868        49,162
                                                           ----------    ----------

                                  TOTAL LIABILITIES         3,553,053     3,372,586

SHAREHOLDERS' EQUITY
 Common stock, $2.50 par value; Authorized -100,000,000
  shares; issued - 39,153,568 at September 30, 1998 and
  39,073,164 at December 31, 1997, including 123,628
  and 161,814 shares in treasury at September 30, 1998
  and December 31, 1997, respectively                          97,884        97,683
 Surplus                                                       71,985        72,505
 Retained earnings                                            197,343       181,601
 Accumulated other comprehensive income                         5,230         6,204
 Treasury stock                                                (3,228)       (2,519)
                                                           ----------    ----------

                         TOTAL SHAREHOLDERS' EQUITY           369,214       355,474
                                                           ----------    ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $3,922,267    $3,728,060
                                                           ==========    ==========

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands, except per share
 data)                               Three Months Ended        Nine Months Ended
                                        September 30              September 30
                                  ------------------------  ------------------------
                                      1998         1997         1998         1997
                                  -----------   ----------  -----------  -----------
INTEREST INCOME
 Interest and fees on loans       $    66,282  $    51,616  $   184,207  $   148,788
 Interest on federal funds sold
  and other short-term investments        278          353          773          788

 Interest and dividends on
  securities:
     Taxable                            9,938       12,766       33,643       33,817
     Exempt from federal taxes            819          741        2,369        2,333
                                  -----------  -----------  -----------  -----------

          TOTAL INTEREST INCOME        77,317       65,476      220,992      185,726
                                  -----------  -----------  -----------  -----------
INTEREST EXPENSE
 Interest on deposits                  29,981       26,682       86,479       75,094
 Interest on short-term
  borrowings                            2,842        2,517        7,870        6,173
 Interest on Federal Home Loan
    Bank borrowings                     3,611        1,317        9,061        3,742
                                  -----------  -----------  -----------  -----------

         TOTAL INTEREST EXPENSE        36,434       30,516      103,410       85,009
                                  -----------  -----------  -----------  -----------

            NET INTEREST INCOME        40,883       34,960      117,582      100,717
PROVISION FOR POSSIBLE LOAN
 LOSSES                                 3,316        1,011       10,623        2,173
                                  -----------  -----------  -----------  -----------

  NET INTEREST INCOME AFTER
   PROVISION FOR POSSIBLE LOAN
    LOSSES                             37,567       33,949      106,959       98,544
                                  -----------  -----------  -----------  -----------
OTHER INCOME
 Trust department income                1,162          930        3,288        2,650
 Other charges, commissions,
  and fees                              4,817        4,199       13,484       11,769
 Income from mortgage
  banking operations                    6,645        5,223       18,233       10,985
 Gain on sales of securities              427                     2,689           40
 Other income                             178          886        1,027        1,398
                                  -----------  -----------  -----------  -----------

             TOTAL OTHER INCOME        13,229       11,238       38,721       26,842
                                  -----------  -----------  -----------  -----------
OTHER EXPENSES
 Salaries and employee benefits        15,086       12,928       47,530       35,430
 Net occupancy expense                  2,866        3,631        9,267        8,884
 Other expense                         11,194        9,717       38,730       26,085
                                  -----------  -----------  -----------  -----------

           TOTAL OTHER EXPENSES        29,146       26,276       95,527       70,399
                                  -----------  -----------  -----------  -----------

     INCOME BEFORE INCOME TAXES        21,650       18,911       50,153       54,987

INCOME TAXES                            5,996        6,454       13,931       18,540
                                  -----------  -----------  -----------  -----------

                     NET INCOME   $    15,654  $    12,457  $    36,222  $    36,447
                                  ===========  ===========  ===========  ===========

Earnings per common share
   Basic                          $      0.40  $      0.32  $      0.93  $      0.94
                                  ===========  ===========  ===========  ===========

   Diluted                        $      0.39  $      0.32  $      0.91  $      0.93
                                  ===========  ===========  ===========  ===========

Dividends per share               $      0.19  $       .17  $      0.55  $      0.50
                                  ===========  ===========  ===========  ===========

Average outstanding shares
 Basic                             39,124,705   38,594,676   39,066,872   38,585,460
 Diluted                           39,820,423   39,379,922   39,753,867   39,196,408

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES


(In thousands, except per share data)


                                                      Nine Months Ended September 30, 1998
                        -----------------------------------------------------------------------------------------------------

                                Common Stock                                      Accumulated
                        ---------------------------                                  Other                         Total
                                            Par                      Retained    Comprehensive    Treasury      Shareholders'
                            Shares         Value        Surplus      Earnings       Income         Stock          Equity
                        -------------  ------------  ------------  ------------  -------------  -------------  --------------
Balance at
 January 1, 1998, as
 reported                  39,073,164       $97,683       $72,505      $181,601         $6,204       $ (2,519)       $355,474

Net income                                                               36,222                                        36,222

Other comprehensive
 income, net of tax:
Change in net
 unrealized gain on
 available for sale
 securities, net of
 reclassification
 adjustment                                                                               (974)                          (974)

Cash dividends
 ($.55 per share)                                                       (19,721)                                      (19,721)

Pre-merger dividends
 of pooled company                                                         (759)                                         (759)

Purchase of treasury
 stock (137,300 shares)                                                                                (3,610)         (3,610)

Fractional shares
adjustment                                                     (7)                                                         (7)

Sale of treasury
 stock (37,376
  shares)                                                                                                 654             654

Common stock options
 exercised                     80,404           201          (513)                                      2,247           1,935
                        -------------  -------------  -----------   ------------  ------------   ------------   -------------

Balance at
 September 30, 1998        39,153,568        $97,884      $71,985       $197,343        $5,230       $ (3,228)       $369,214
                        =============  =============  ===========   ============  ============   ============   =============

Disclosure of
 Reclassification
 Amount:

Unrealized holding
 gains on available
 for sale securities
 arising during the
 period                                                                                $    774
Less:
Reclassification
adjustment for
net gains realized
in net income                                                                             1,748
                                                                                  -------------

Change in net
unrealized gain on
available for sale
securities, net of tax                                                                 $   (974)
                                                                                  =============

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)


                                                     Nine Months Ended
                                                         September 30
                                                 -----------------------------
                                                   1998                1997
                                                 ---------           ---------
NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                      $(332,372)          $  25,109

INVESTING ACTIVITIES
 Proceeds from maturities and calls of
   securities held to maturity                      47,773              29,783
 Proceeds from sales of securities
   available for sale                               26,373              58,542
 Proceeds from maturities and calls of
   securities available for sale                   227,803             114,126
Purchases of securities available for sale        (181,758)           (294,957)
 Purchases of securities held to maturity          (31,482)            (27,345)
 Net purchase of bank premises and
  equipment                                         (1,926)             (3,630)
 Net cash of acquired branches &
  subsidiary                                        56,472             (28,929)
 Changes in loans                                  105,492             (40,875)
                                                 ---------           ---------

NET CASH PROVIDED BY (USED IN)INVESTING
 ACTIVITIES                                        248,747            (193,285)
                                                 ---------           ---------

FINANCING ACTIVITIES
 Cash dividends paid                               (19,321)            (14,745)
 Pre-merger dividends of pooled company             (1,474)             (2,074)
 Acquisition of treasury stock                      (3,610)             (5,793)
 Proceeds from exercise of stock options             1,935               2,228
 Proceeds from sales of treasury stock                 654
 Proceeds from Federal Home Loan Bank
  advances                                         233,323             255,077
 Repayment of Federal Home Loan Bank
  advances                                        (195,598)           (280,079)
 Acquisition of fractional shares                       (7)
 Changes in:
   Deposits                                         65,523             100,934
   Other borrowings                                    (89)
   Federal funds purchased and securities
     sold under agreements to repurchase             2,943              75,152
                                                 ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES           84,279             130,700
                                                 ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           654             (37,476)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                            180,864             154,478
                                                 ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 181,518           $ 117,002
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

On April 2, 1998, United consummated its merger with George Mason Bankshares, Inc., Fairfax, Virginia ("George Mason") in a common stock exchange accounted for under the pooling of interests method of accounting. United exchanged 1.70 shares of United common stock for each of the 5,277,301 common shares of George Mason or approximately 8,971,412 shares, unadjusted for cash paid in lieu of fractional shares. As of the date of merger, George Mason reported total assets of $1,023,467, total net loans of $600,490, deposits of $839,562 and shareholders' equity of $78,925. All statements and notes thereto have been restated to give effect to the merger of United and George Mason as though they had always been combined.

3. ACQUISITIONS

On October 1, 1998, United consummated its merger with Fed One Bancorp, Inc., Wheeling, West Virginia ("Fed One") in a common stock exchange accounted for under the pooling of interests method of accounting. United exchanged 1.50 shares of United common stock for each of the 2,629,538 common shares of Fed One or approximately 3,944,307 shares, unadjusted for cash paid in lieu of fractional shares. As of the date of merger, Fed One reported total assets of $372,782, total net loans of $163,450, deposits of $261,200 and shareholders' equity of $49,757.

The following represents unaudited selected pro forma financial information regarding the effects of the transactions as though United and Fed One had been combined for all periods presented:

                                                                                         United
 (In thousands, except per share data)                                                    and
                                                                                Fed      Fed One
                                                                    United      One     Pro Forma
                                                                 ----------  ---------  ---------
      For the Nine Months
      Ended September 30, 1998:
        Net interest income                                        $117,582     $8,277   $125,859
        Net income                                                   36,222      2,087     38,309
        Earnings per common share:
          Basic                                                    $   0.93     $ 0.91   $   0.90
          Diluted                                                  $   0.91     $ 0.86   $   0.88


                                                                United
                                                                  and
                                                    Fed         Fed One
                                     United         One        Pro Forma
                                    --------      -------      ---------
For the Nine Months
Ended September 30, 1997:
  Net interest income               $100,717      $ 8,787       $109,504
  Net income                          36,447        2,442         38,889
  Earnings per common share:
   Basic                            $   0.94      $  1.08       $   0.93
   Diluted                          $   0.93      $  1.03       $   0.90

 For the Year Ended
December 31, 1997:
  Net interest income               $137,698      $11,632       $149,330
  Net income                          49,019        3,242         52,261
  Earnings per common share:
   Basic                            $   1.27      $  1.43       $   1.24
   Diluted                          $   1.25      $  1.36       $   1.22

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                 September 30, 1998
                                    --------------------------------------------
                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ---------   ---------   ---------
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies           $194,839    $ 1,910        $ 15    $196,734
State and political subdivisions        4,769        165                   4,934
Mortgage-backed securities            263,239      3,582         227     266,594
Marketable equity securities            8,676      2,857         180      11,353
Other                                  43,338                     45      43,293
                                     --------  ---------   ---------   ---------

Total                                $514,861    $ 8,514        $467    $522,908
                                    =========  =========   =========   =========

                                                December 31, 1997
                                    --------------------------------------------
                                                  Gross        Gross   Estimated
                                    Amortized   Unrealized  Unrealized    Fair
                                       Cost       Gains       Losses     Value
                                    ---------   ---------   ---------  ---------
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies           $178,973     $   595        $272   $179,296
State and political subdivisions        4,093         106                  4,199
Mortgage-backed securities            379,452       3,099         393    382,158
Marketable equity securities            4,300       6,741                 11,041
Other                                  18,906                      80     18,826
                                    ---------   ---------   ---------  ---------

Total                                $585,724     $10,541        $745   $595,520
                                    =========   =========   =========  =========


The cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $5,230 and $6,204, net of deferred income taxes at September 30, 1998 and December 31, 1997, respectively.

The amortized cost and estimated fair value of securities available for sale at September 30, 1998 and December 31, 1997, by contractual maturity are as follows:

                                 September 30, 1998    December 31, 1997
                                --------------------  --------------------
                                           Estimated             Estimated
                                Amortized    Fair     Amortized    Fair
                                  Cost       Value      Cost       Value
                                ---------  ---------  ---------  ---------
Due in one year or less          $ 47,179   $ 47,542   $ 42,351   $ 42,794
Due after one year through
 five years                       117,765    119,254    133,994    134,480
Due after five years through
 ten years                        109,834    110,618    135,081    135,561
Due after ten years               231,407    234,141    266,588    268,234
Marketable equity securities        8,676     11,353      7,710     14,451
                                ---------  ---------  ---------  ---------

        Total                    $514,861   $522,908   $585,724   $595,520
                                =========  =========  =========  =========


The preceding table includes $266,594 and $382,158 of mortgage-backed securities at September 30, 1998 and December 31, 1997, respectively, with an amortized cost of $263,239 and $379,452 at September 30, 1998 and December 31, 1997, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                 September 30, 1998
                                    --------------------------------------------
                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ---------   ---------   ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies          $ 91,476      $1,655  $            $ 93,131
State and political subdivisions       68,726       2,839         11      71,554
Mortgage-backed securities             45,680         514          8      46,186
Other                                   9,452                    733       8,719
                                    ---------   ---------  ---------   ---------

Total                                $215,334      $5,008       $752    $219,590
                                    =========   =========  =========   =========


                                               December 31, 1997
                                    --------------------------------------------
                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ----------  ----------  ---------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies          $ 98,330      $  570        $ 22   $ 98,878
State and political subdivisions       51,180       2,131          21     53,290
Mortgage-backed securities             74,878         529         169     75,238
Other                                   6,923                              6,923
                                    ---------  ----------  ----------  ---------

Total                                $231,311      $3,230        $212   $234,329
                                    =========  ==========  ==========  =========

The amortized cost and estimated fair value of securities held to maturity at September 30, 1998, and December 31, 1997, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              September 30, 1998    December 31, 1997
                             --------------------  --------------------
                                        Estimated             Estimated
                             Amortized    Fair     Amortized    Fair
                               Cost       Value      Cost       Value
                             ---------  ---------  ---------  ---------
  Due in one year or less     $ 13,457   $ 13,576   $ 18,825   $ 18,887
  Due after one year
     through five years         56,212     57,356     72,750     73,640
  Due after five years
     through ten years          94,766     97,332     98,335     99,481
  Due after ten years           50,899     51,326     41,401     42,321
                              --------   --------   --------   --------

         Total                $215,334   $219,590   $231,311   $234,329
                              ========   ========   ========   ========

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $381,429 and $415,206 at September 30, 1998 and December 31, 1997, respectively.

5.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                          September 30      December 31
                                              1998              1997
                                          ------------      -----------
    Loans past due 90 days or more
      and still accruing interest              $ 8,595          $12,181
    Nonaccrual loans                             8,396            5,202
                                          ------------      -----------

    Total nonperforming loans                  $16,991          $17,383
                                          ============      ===========

6.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                      Three Months Ended    Nine Months Ended
                                     --------------------  --------------------
                                         September 30         September 30
                                       1998       1997       1998       1997
                                     ---------  ---------  ---------  ---------

Balance at beginning of  period        $35,111    $27,906    $30,455    $27,942
Allowance of purchased subsidiary                   2,695                 2,695
Provision charged to expense             3,316      1,011     10,623      2,173
                                     ---------  ---------  ---------  ---------
                                        38,427     31,612     41,078     32,810

Loans charged-off                       (1,250)    (1,233)    (4,564)    (2,722)
Less recoveries                            193        261        856        552
                                     ---------  ---------  ---------  ---------

Net Charge-offs                         (1,057)      (972)    (3,708)    (2,170)
                                     ---------  ---------  ---------  ---------

Balance at end of period               $37,370    $30,640    $37,370    $30,640
                                     =========  =========  =========  =========


The average recorded investment in impaired loans during the quarter ended September 30, 1998 and for the year ended December 31, 1997 was approximately $10,550 and $12,686, respectively. For the quarters ended September 30, 1998 and 1997, United recognized interest income on the impaired loans of approximately $78 and $283, respectively, substantially all of which was recognized using the accrual method of income recognition.

At September 30, 1998, the recorded investment in loans that are considered to be impaired was $9,761 (of which $8,396 were on a nonaccrual basis). Included in this amount is $4,229 of impaired loans for which the related allowance for loan losses is $608 and $5,532 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income which would have been recorded under the original terms for the above loans was $255 and $608 for the three months ended September 30, 1998 and 1997, respectively, and $1,057 and $1,273 for the nine months ended September 30, 1998 and 1997, respectively.

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

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

     The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 1998, and September 30, 1997, with the interest rate earned or paid on such amount.


                                     THREE MONTHS ENDED                         THREE MONTHS ENDED
                                        SEPTEMBER 30                               SEPTEMBER 30
                                          1998                                        1997
                                -----------------------------------     -----------------------------------
(Dollars in                           Average                   Avg.          Average                  Avg.
Thousands)                            Balance     Interest      Rate          Balance     Interest     Rate
ASSETS

Earning Assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments               $   18,180  $     278        6.08%      $   25,250  $     353       5.55%
  Investment Securities:
    Taxable                           676,311      9,938        5.88%         759,882     12,766       6.72%
    Tax-exempt (1)                     68,856      1,260        7.32%          52,356      1,140       8.71%
                                  -----------  ---------   ---------       ----------  ---------   ---------
           Total securities           745,167     11,198        6.01%         812,238     13,906       6.85%
  Loans, net of unearned
    income (1) (2)                  2,966,150     66,738        8.96%       2,395,854     51,970       8.68%
  Allowance for loan
    losses                            (35,281)                               (29,550)
                                  -----------                              ----------
  Net loans                         2,930,869                   9.07%       2,366,304                  8.71%
                                  -----------  ---------   ---------       ----------  ---------   ---------
Total earning assets                3,694,216  $  78,214        8.43%       3,203,792  $  62,229       8.27%
                                  -----------  ---------   ---------       ----------  ---------   ---------
Other assets                          249,256                                 216,484
                                  -----------                              ----------
              TOTAL ASSETS         $3,943,472                              $3,420,276
                                  ===========                              ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-Bearing deposits        $2,560,584  $  29,981        4.65%      $2,328,441  $  26,682        4.55%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                        239,739      2,842        4.70 %        225,587      2,517        4.43%
  FHLB advances                       261,391      3,611        5.48%          84,271      1,317        6.20%
                                  -----------  ---------   ---------       ----------  ---------   ---------
Total Interest-Bearing Funds        3,061,714     36,434        4.72%       2,638,299     30,516        4.59%
                                  -----------  ---------   ---------                   ---------   ---------
  Demand deposits                     442,984                                 400,533
  Accrued expenses and other           67,679                                  42,385
                                  -----------                              ----------
           TOTAL LIABILITIES        3,572,377                               3,081,217
Shareholders' Equity                  371,095                                 339,059
                                  -----------                              ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY       $3,943,472                              $3,420,276
                                  ===========                              ==========
NET INTEREST INCOME                            $  41,780                               $  35,713
                                               =========                               =========

INTEREST SPREAD                                                 3.71%                                3.68%

NET INTEREST MARGIN                                             4.52%                                4.42%

     (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

     (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

     The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 1998, and September 30, 1997, with the interest rate earned or paid on such amount.


                                         Three Months Ended                         Three Months Ended
                                            September 30                               September 30
                                               1998                                        1997
                                -------------------------------------     -------------------------------------
(Dollars in                          Average                     Avg.          Average                    Avg.
Thousands)                           Balance       Interest      Rate          Balance     Interest       Rate
ASSETS

Earning Assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments               $   18,137     $    773       5.70%       $   19,254   $    788       5.47%
  Investment Securities:
    Taxable                           717,203       33,643       6.25%          685,267     33,817       6.51%
    Tax-exempt (1)                     60,559        3,645       8.03%           54,195      3,589       8.73%
                                  -----------    ---------  ---------        ----------  ---------  ---------
           Total Securities           777,762       37,288       6.39%          739,462     37,406       6.67%
  Loans, net of unearned
    income (1) (2)                  2,814,230      185,756       8.80%        2,324,539    149,886       8.50%
  Allowance for loan
    losses                           (33,014)                                  (28,456)
                                  -----------                                ----------
  Net loans                         2,781,216                    8.91%        2,296,083                  8.73%
                                  -----------    ---------  ---------        ----------  ---------  ---------
Total earning assets                3,577,115     $223,817       8.34%        3,054,799   $188,080       8.12%
                                  -----------    ---------  ---------        ----------  ---------  ---------
Other assets                          232,988                                   197,948
                                  -----------                                ----------
              TOTAL ASSETS         $3,810,103                                $3,252,747
                                  ===========                                ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits        $2,499,647     $ 86,479       4.63%       $2,245,993   $ 75,094       4.47%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                        222,939        7,870       4.72%          183,711      6,173       4.49%
  FHLB advances                       218,879        9,061       5.53%           85,210      3,742       5.87%
                                  -----------    ---------  ---------        ----------  ---------  ---------
Total Interest-Bearing Funds        2,941,465      103,410       4.70%        2,514,914     85,009       4.52%
                                  -----------    ---------  ---------        ----------  ---------  ---------
  Demand deposits                     437,386                                   368,154
  Accrued expenses and other
    liabilities                        65,116                                    38,644
                                  -----------                                ----------
           TOTAL LIABILITIES        3,443,967                                 2,921,712
Shareholders' Equity                  366,136                                   331,035
                                  -----------                                ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY       $3,810,103                                $3,252,747
                                  -----------                                ----------

NET INTEREST INCOME                               $120,407                                $103,071
                                                 =========                               =========
INTEREST SPREAD                                                  3.64%                                   3.60%

NET INTEREST MARGIN                                              4.49%                                   4.51%

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

OVERVIEW

Net income for the nine months of 1998 was $36.22 million or $0.91 per share compared to $36.45 million or $0.93 per share for the first nine months of 1997. This represents a 0.63% decrease in net income and a 2.15% decrease in earnings per share. The decrease was due to the recognition of approximately $8 million of merger-related charges relating to the second quarter merger with George Mason. One-time charges of approximately $7 million were also incurred to align George Mason's operations and to conform certain policies to those of United and to align certain other operating components within the new organizational structure. Excluding these merger-related and one-time charges, United's core earnings for the first nine months of 1998 were $1.11 per share. United's annualized return on average assets was 1.27% and return on average shareholders' equity was 13.23% as compared to 1.50% and 14.77% for 1997, respectively.

United has strong core earnings driven by a net interest margin of 4.49% for the first three quarters of 1998. Net interest income increased by $16.87 million or 16.74% for the first nine months of 1998 as compared to the same period for 1997. The provision for loan losses increased $8.45 million or 388.86% when comparing the first nine months of 1998 to the first nine months of 1997. Noninterest income, including income from mortgage banking operations and securities gains, increased $11.88 million or 44.26% for the first nine months of 1998 when compared to the first nine months of 1997. Noninterest expenses increased $25.13 million or 35.69% for the first nine months compared to the same period in 1997.

Total assets were $3.92 billion at September 30, 1998, up $194.21 million or 5.21% compared with year-end, and up 10.47% from September 30, 1997. Loans, net of unearned income, reflected a $288.21 million increase while investment securities reflected an $88.59 million decrease for the first nine months of 1998 as compared with year-end 1997 as those funds continue to fund strong loan growth. All other categories of assets were moderately flat compared to year-end 1997.

Total deposits grew $135.18 million or 4.62% from year-end due to United's continued offering of new deposit products. Since December 31, 1997, United has realized an increase of $177.07 million in interest-bearing deposits while demand deposits have declined by $41.88 million. United's short-term borrowings increased $2.85 million while its FHLB borrowings increased $37.73 million as United utilized the increased borrowing to fund loan growth. Accrued expenses and other liabilities have increased $4.71 million since year-end 1997 primarily as a result of increased accrued interest payable due to the higher volume of interest-bearing deposits and borrowed funds as well as the previously mentioned George Mason merger-related charges.

Shareholders' equity increased $13.74 million or 3.87% as compared with December
31, 1997.   United continues to maintain an appropriate balance between capital adequacy and return to shareholders. At September 30, 1998, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $5.92 million or 16.94% in the third quarter of 1998 and $16.87 million or 16.74% for the first nine months of 1998, when compared to the same periods of 1997. The net interest margin continues to drive United's core profitability and momentum. The increases were primarily attributable to higher levels of average earning assets of $490.42 million for the third quarter of 1998 and $522.32 million for the first nine months of 1998, when compared to the third quarter and first nine months of 1997, respectively. United's tax-equivalent net interest margin was 4.52% and 4.49% for the third quarter and first nine months of 1998, respectively. For the quarter ended September 30, 1998, United's net interest margin was 2 basis points higher than the immediately preceding quarter, and 10 basis points higher than the third quarter of 1997. The higher net interest margin from one year ago was the result of an increased average loan portfolio at higher rates offset by a smaller increase in the average deposit and wholesale funding balances with a lower increase in the costs of funding.

PROVISION FOR LOAN LOSSES

For the quarters ended September 30, 1998 and 1997, the provision for loan losses was $3.32 million and $1.01 million, respectively, while the first nine months provisions were $10.62 million for 1998 as compared to $2.17 million for 1997. The increase in provision expense over last year's amounts is due to the trend of increased net charge-offs, certain increases in commercial nonaccrual loans, as well as anticipated increased consumer delinquency in light of projected economic conditions. The allowance for loan losses as a percentage of loans, net of unearned income, approximated 1.29% at September 30, 1998 and 1.17% at December 31, 1997, and 1.24% at September 30, 1997. Charge-offs exceeded recoveries during the third quarter of 1998 and 1997 and resulted in net charge-offs of $1.06 million and $972 thousand, respectively. Charge-offs exceeded recoveries by $3.71 million for the first nine months of 1998 as compared to net charge-offs of $2.17 million for the first nine months of 1997. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

United's sound credit quality, as compared to peers, is evidenced by the low level of nonperforming assets at September 30, 1998. Nonperforming loans decreased $392 thousand or 2.26% to $16.99 million at September 30, 1998 compared to $17.38 million at year-end 1997. Nonperforming loans, as a percentage of loans, net of unearned income, decreased from 0.67% to 0.59% when comparing these two respective periods. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more decreased $3.59 million or 29.44% during the first nine of 1998 and nonaccrual loans increased $3.19 million or 61.40% since year-end 1997. Total nonperforming assets of $20.92 million, including OREO of $3.93 million at September 30, 1998, represented 0.53% of total assets, which was equal to the ratio at December 31, 1997.

As of September 30, 1998, the ratio of the allowance for loan losses to nonperforming loans was 219.9% as compared to 175.2% as of December 31, 1997. Management believes that the allowance for loan losses of $37.37 million as of September 30, 1998, is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $1.99 million or 17.72% for the third quarter of 1998 when compared to the third quarter of 1997. Additionally, the $38.72 million of noninterest income for the first nine months of 1998, reflects an increase of $11.88 million or 44.26% over the first nine months of 1997. Excluding income from mortgage banking operations and investment securities transactions, noninterest income increased $142 thousand or 2.36% for the third quarter and $1.98 million or 12.53% for the first nine months of 1998.

The overall increase in noninterest income for the first nine months of 1998 was primarily due to a combination of a $7.25 million or 65.98% increase in income from mortgage banking operations and a $2.49 million recognized gain on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998, with increases in the categories of return check charges, bankcard income and brokerage and trust department commissions as a result of increased transactions in those areas.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased
$2.87 million or 10.92% and $25.13 million or 35.69% for the quarter and nine months ended September 30, 1998, as compared to the same periods in 1997. These increases resulted primarily from the third quarter 1997 acquisition of First Patriot Bankshares Corporation and previously mentioned George Mason merger-related charges recognized during the second quarter of 1998. These charges consisted primarily of employee benefits, severance, facilities and conversion costs to effect the merger.

Total salaries and benefits increased by 16.69% or $2.16 million and 34.15% or $12.10 million for the third quarter and first nine months of 1998 when compared to the same periods of 1997. The higher salaries and benefits costs for 1998 were attributable to commissions and salaries expense at United's mortgage banking subsidiaries due to increased volume of mortgage loans originated during the year for sale in the secondary market as well as severance and benefit pay of displaced employees in the George Mason merger.

Net occupancy expense decreased $765 thousand or 21.07% for the third quarter of 1998 when compared to the third quarter of 1997 due to the ongoing consolidation of common banking offices from United's recent mergers and acquisitions. For the nine months ended September 30, 1998, net occupancy expense remained relatively flat with only a $383 thousand or 4.31% increase over the first nine months of 1997.

Other expenses increased $1.48 million or 15.20% and $12.65 million or 48.48% for the third quarter and first nine months of 1998, respectively, as compared to the same periods of 1997. This overall increase was primarily due to the aforementioned merger-related expenses associated with the George Mason merger and United's third quarter 1997 purchase acquisition of Patriot.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (excess of liabilities over assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis.
Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $394,379,000 or 10.60% of the cumulative gap to related earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of September 30, 1998:

                 Change in
               Interest Rates          Percentage Change in
               (basis points)            Net Interest Income
               --------------           ---------------------

                   +200                            3.40%
                   -200                          -3.74%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would increase by 3.40% over one year. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.74% over one year. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

    The following table shows the interest rate sensitivity GAP as of September 30, 1998:


INTEREST RATE SENSITIVITY GAP


                                                DAYS
                                ----------------------------------      TOTAL        1 - 5       OVER 5
                                    0 - 90    91 - 180    181 - 365    ONE YEAR      YEARS       YEARS       TOTAL
                                ----------   ---------   ----------   ----------   ---------   ---------   ----------
                                                                     (IN THOUSANDS)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
     securities purchased
     under agreements to
     resell and other short-
     term investments            $  87,608                            $   87,608                            $  87,608
  Investment and Marketable
     Equity Securities:
       Taxable                      14,063   $  20,872   $   22,196       57,131    $163,840   $ 443,611      664,582
       Tax-exempt                                             3,868        3,868      11,626      58,166       73,660
  Loans, net of unearned
     income                      1,299,243     176,531      327,089    1,802,863     747,176     345,579    2,895,618
                                ----------   ---------   ----------   ----------    --------   ---------   ----------

Total Interest-Earning
  Assets                        $1,400,914   $ 197,403   $  353,153   $1,951,470    $922,642   $ 847,356   $3,721,468
                                ==========   =========   ==========   ==========    ========   =========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                    $1,044,408                            $1,044,408                           $1,044,408
  Time deposits of
    $100,000 & over                 82,764   $  33,022   $   91,507      207,293    $ 73,594   $     834      281,721
  Other time deposits              274,907     244,700      346,165      865,772     414,600       2,881    1,283,253
  Federal funds purchased,
    repurchase agreements
    and other borrowings           233,500                               233,500                      33      233,533
  FHLB advances                                    500          500        1,000      91,500     110,920      203,420
                                ----------   ---------   ----------   ----------    --------   ---------   ----------

Total Interest-Bearing
  Funds                         $1,635,579   $ 278,222   $  438,172   $2,351,973    $579,695   $ 114,667   $3,046,335
                                ==========   =========   ==========   ==========    ========   =========   ==========

Interest Sensitivity Gap        $ (234,665)  $ (80,819)  $  (85,019)  $ (400,503)   $342,947   $ 732,689   $  675,133
                                ==========   =========   ==========   ==========    ========   =========   ==========

Cumulative Gap                  $ (234,665)  $(315,484)  $ (400,503)  $ (400,503)   $(57,556)  $ 675,133   $  675,133
                                ==========   =========   ==========   ==========    ========   =========   ==========
Cumulative Gap as
  a Percentage of Total
  Earning Assets                     -6.31%      -8.48%      -10.76%      -10.76%      -1.55%      18.14%       18.14%

Management
  Adjustments                      993,603     (66,273)    (132,447)     794,882    (794,882)                       0
Off-Balance
  Sheet Activities
                                ----------   ---------   ----------   ----------    --------   ---------   ----------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                    $  758,938   $ 611,845   $  394,379   $  394,379    $(57,556)  $ 675,133   $  675,133
                                ==========   =========   ==========   ==========    ========   =========   ==========
Cumulative Management
 Adjusted Gap and
 Off-Balance Sheet
 Activities as a
 Percentage of Total
 Earning Assets                      20.39%      16.44%       10.60%       10.60%      -1.55%      18.14%       18.14%

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

For the nine months ended September 30, 1998, United used $332.37 million of cash for operations. Cash used for operations for the nine months ended September 30, 1998, included, among other things, an increase of approximately $367 million in loans held for sale. During the same period, net cash of $248.75 million was provided by investing activities which was primarily due to $88.71 million of excess proceeds from sales and maturities of securities over purchases and $105.49 million of net repayments over originations in the loan portfolio. During the first nine months of 1998 net cash of $84.28 million was provided by financing activities, primarily due to an increase in deposits of $65.52 million as well as net FHLB advances of approximately $37.73 million and a $2.94 increase in other short-term borrowings. These amounts were offset by payment of approximately $19.32 million in cash dividends and $3.61 million repurchase of treasury stock for United's employee benefit plans. The net effect of this activity was a increase in cash and cash equivalents of $654 thousand for the first nine months of 1998.

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

INCOME TAXES

Income tax expense for the three months ended September 30, 1998 and 1997 was $6.00 million and $6.45 million, respectively. Income tax expense for the nine months ended September 30, 1998 and 1997 was $13.93 million and $18.54 million, respectively. The decrease between the periods compared was primarily the result of certain strategic income tax initiatives implemented in the second quarter of 1998 that reduced the effective tax rate for 1998 from 35% to approximately 28%. In future years (beyond 1998) the estimated effective tax rate is expected to return to 35%.

CAPITAL

Total shareholders' equity increased $13.74 million to $369.21 million, which is an increase of 3.87% from December 31, 1997. United's equity to assets ratio was 9.41% at September 30, 1998 and 9.54 at December 31, 1997. Capital and reserves to total assets was 10.37% at September 30, 1998 and 10.35% at December 31, 1997.

Cash dividends of $0.19 per common share for the third quarter of 1998 and $0.545 for the nine month period ended September 30, 1998, represent increases of 11.76% and 9.00%, respectively, over the $.17 paid for third quarter of 1997 and $0.50 paid for the first nine months of 1997. Total cash dividends paid were approximately $7.44 million for the third quarter of 1998 and $19.72 million for the first nine months of 1998, an increase of 46.21% and 31.65% over the comparable periods of 1997.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average assets ratio was 9.41% at September 30, 1998 and 9.91% at September 30, 1997. United's risk-based capital ratios of 12.63% at September 30, 1998 and 13.35% at December 31, 1997, are both significantly higher than the minimum regulatory requirements. United's tier I capital and leverage ratios of 11.38% and 8.15%, respectively, at September 30, 1998, are also well above regulatory minimum requirements.

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

United's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date United has fully completed the assessment of all information technology and non-information technology systems that could be significantly affected by the Year 2000 Issue and anticipates that its internal remediation and testing phases will be completed by December 31, 1998. Its external remediation and testing phases being performed by United's primary data processor will be completed by June
30, 1999.

The completed assessment indicated that most of United's significant information technology systems could be affected. That assessment also indicated that software and hardware used in the operating equipment also are at risk. Based on its assessments, United determined that it will be required to modify or replace approximately 40% of its hardware and certain software so that those systems will properly utilize dates beyond December 31, 1999. United presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on United's operations.

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

To date, United has obtained information about the Year 2000 compliance status of all of its significant suppliers and vendors, except for two vendors classified as having "Mission Critical" systems. To date, United is not aware of any external agent with a Year 2000 Issue that would materially impact United's results of operations, liquidity or capital resources. United continues to monitor their compliance as well as maintaining contact with the two vendors who have not responded to date.

United is utilizing both internal and external resources to reprogram, or replace, and test the Year 2000 modifications. United anticipates completion of the remediation and testing phases of the Year 2000 project to be completed by June 30, 1999, which is prior to any anticipated impact on United's operating systems. United expects to complete its implementation phase by mid 1999 with all information technology systems and all non-information technology systems expected to be compliant by September 30, 1999.

The total cost of the Year 2000 project is estimated at $3 million and is being funded through cash flows. The Year 2000 costs are not expected to have a material adverse effect on United's results of operations or cash flows. To date, United has incurred approximately $1.8 million of expense and capitalizable costs related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a Year 2000 plan of operation.

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

Until the Year 2000 event actually occurs and for a period of time thereafter, there can be no assurance that there will be no problem related to the Year 2000 Issue. The Year 2000 technology challenge is an unprecedented event. If Year 2000 issues are not adequately addressed by United and third parties, United could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and United's business, operations, and financial position could be materially, adversely affected.

United is developing contingency plans for implementation in the event that mission critical third party vendors or other third parties fail to adequately address Year 2000 issues. Such plans principally involve internal remediation or identifying alternate vendors. There can be no assurance that any such plans will fully mitigate any such failures or problems.

The costs of the Year 2000 project and the schedule for achieving compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including appropriately trained personnel and other internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframes indicated, and actual results could differ materially from those anticipated. Factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained in this area; the ability to identify and convert all relevant systems; results of Year 2000 testing; adequate resolution of Year 2000 issues by governmental agencies, businesses or other third parties that are service providers, suppliers, borrowers or customers of United; unanticipated system costs; the need to replace hardware; the adequacy of and ability to implement contingency plans; and similar uncertainties.