Form 10-K
period 1998-12-31
UNITED BANKSHARES INC/WV
filed 1999-03-30
CIK 729986

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998
                         Commission File Number: 0-13322

                             UNITED BANKSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

     WEST VIRGINIA                                      55-0641179
     -------------                                      ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

300 UNITED CENTER
500 VIRGINIA STREET, EAST
CHARLESTON, WEST VIRGINIA                                   25301
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (304) 424-8704

Securities registered pursuant to section 12(b) of the Act:  NONE

Securities registered pursuant to 12(g) of the Act:

                     COMMON STOCK, $2.50 PAR VALUE
                     -----------------------------
                            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 28, 1999 was approximately $930,578,305.

     As of February 28, 1999, United Bankshares, Inc. had 43,293,652 shares of common stock outstanding with a par value of $2.50.

                  Documents Incorporated By Reference

1. Annual Report to Shareholders for the fiscal year ended December 31, 1998, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K.

2. Definitive Proxy Statement dated April 7, 1999 for the 1999 Annual Shareholders' Meeting to be held on May 17, 1999, portions of which are incorporated by reference in Part III of this Form 10-K.

Page 1 of 88  pages.   Index to Exhibits is on page 31.

                         UNITED BANKSHARES, INC.
                                FORM 10-K
                               (Continued)

As of the date of filing this Annual report, neither the annual shareholders' report for the year ended December 31, 1998, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX

PART I                                                           Page
------                                                           ----

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . 3

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . 12

PART II
-------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . 13

Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . 16

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . 16

Item 7a   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
          MARKET RISK . . . . . . . . . . . . . . . . . . . . . . 16

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . 26

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . 26

PART III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  27

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .  27

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .  27

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .  27

PART VI
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .  28

UNITED BANKSHARES, INC.
FORM 10-K, PART I


ITEM 1.   BUSINESS

ITEM 2.   PROPERTIES

     The following discussion satisfies the reporting requirements of Items 1 and 2.

                  DESCRIPTION OF UNITED BANKSHARES, INC.

Organizational History and Subsidiaries
---------------------------------------

     United Bankshares, Inc. ("United") is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. In 1985 the subsidiary banks were merged and renamed United National Bank ("UNB").

     Since that time UNB has acquired through merger or consolidation the following banks: Heritage Bancorp, Inc. (a holding company); First National Bank of Ripley; Kanawha Banking and Trust Company; Ohio Valley National Bank; Elk National Bank; Montgomery National Bank, the sole subsidiary of Liberty Bancshares Inc., a bank holding company; First Bank of Ceredo, the bank subsidiary of Financial Future Corporation, a bank holding company; CB&T Westover Bank; the Star City Branch of Community Bank & Trust, N. A.; First Empire Federal Savings & Loan Association, the sole subsidiary of Eagle Bancorp, Inc., a bank holding company; the Shepherdstown and Charles Town Branches of Community Trust Bank of West Virginia, N. A.; and Fed One Bank, the federally-chartered savings association of Fed One Bancorp, Inc., a thrift holding company.

     On June 30, 1996 United formed United Mortgage Company, Inc., a wholly-owned subsidiary of UNB. The business of United Mortgage Company, Inc. is the origination of residential real estate loans for resale, the conducting of mortgage loan servicing activities for certain loans, and generally the activities commonly conducted by a mortgage banking company.

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

     On August 9, 1990, United acquired BankFirst Corporation ("BankFirst"), a one bank holding company based in McLean, Virginia.

     On October 11, 1995, United acquired First Commercial Bank of Arlington, Virginia ("FCB"). On March 18, 1996 First Commercial Bank's name was changed to United Bank.

     On August 1, 1997, United acquired First Patriot Bankshares
Corporation ("Patriot") of Reston, Virginia and its wholly-owned subsidiary, Patriot National Bank. Patriot National Bank was merged into United Bank.

     On April 2, 1998, United acquired George Mason Bankshares, Inc. ("George Mason") of Fairfax, Virginia and its wholly-owned subsidiary, George Mason Bank. Effective with the merger, George Mason Bank was renamed United Bank.

Offices
-------

     The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia.

     The main office of UNB is located at 514 Market Street, Parkersburg, West Virginia. United's corporate offices and UNB's executive offices are also located in Parkersburg at Fifth and Avery Streets. Currently, UNB operates fifty-three offices located throughout West Virginia and three in Ohio. UNB owns all of these facilities except for two of the Ohio offices, two in the Parkersburg area, three in the Charleston area, two in the Beckley area and one in each Wheeling, Summersville and Clarksburg, all of which are leased under operating leases. The main facility of UNB's Wheeling office is leased from Ogden Newspapers, Inc. Additionally, UNB operates a loan production office located in Bridgeport, West Virginia.

     The main office of United Bank is located at 11185 Main Street, Fairfax, Virginia, with twenty-three offices throughout the Northern Virginia, Maryland and Washington, D.C. areas. United Bank leases all of these facilities under operating lease agreements except for the two offices in Arlington and Reston, which are owned facilities.

Employees
---------

     As of December 31, 1998 United and its subsidiaries had approximately 1,154 full-time equivalent employees and officers. None of these employees is represented by a collective bargaining unit, and management considers employee relations to be excellent.

Business of United
------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United's present business is community banking. As of December 31, 1998, United's consolidated assets approximated $4.6 billion and total shareholders' equity approximated $422 million.

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

Business of Subsidiary Banks
----------------------------

     United, through its subsidiaries, engages primarily in community banking and mortgage banking and additionally offers most types of business permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As a part of their lending function, UNB and United Bank offer credit card services including accounts issued under the name of certain correspondent banks.

     UNB and United Bank each maintains a trust department which acts as trustee under wills, trust and pension and profit sharing plans, as executors and administrators of estates, and as guardians for estates of minors and incompetents, and in addition performs a variety of investment and security services. Trust services are available to customers of affiliate banks. UNB provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

     United Brokerage Services, Inc., a wholly-owned subsidiary of UNB, is a fully-disclosed broker/dealer and a registered Investment Advisor with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

     UNB is a member of a regional network of automated teller machines known as the MAC ATM network while United Bank participates in the MOST network. Through MAC and MOST, all of United's subsidiary banks are participants in a network known as Cirrus which provides banking on a nationwide basis.

Lending Activities
------------------

     United's total loan portfolio, net of unearned income, decreased $38 million, or 1.4%, to $2.65 billion in 1998 and is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and commercial real estate loans increased $20.9 million or 4.3% and $82.4 million or 16.7%, respectively, while consumer loans, net of unearned income, declined $51 million or 14.4%. Residential real estate loans declined $87.9 million or 7.6%.

Commercial Loans
----------------

     The commercial loan portfolio consists of loans to corporate borrowers in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants.

Coal mining companies make up an insignificant portion of loans in the portfolio. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive review and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval.

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

Underwriting Standards
----------------------

     United's loan underwriting guidelines and standards are updated periodically and are presented for approval by each of the respective Boards of Directors of its subsidiary banks. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United's primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application. A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards. However, the loan officer may not exceed their respective lending authority without obtaining the prior, proper approval from a superior, a regional supervisor, or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Loan Origination and Processing
-------------------------------

     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 1998, the balance of mortgage loans being serviced by United for others was insignificant.

Secondary Markets
-----------------

     United Mortgage Company, Inc. ("UMC"), a wholly-owned subsidiary of UNB, and George Mason Mortgage Company ("GMMC"), a wholly-owned subsidiary of United Bank, are engaged in the operation of a general mortgage and agency business, including the conducting of mortgage loan servicing activities for certain loans, the origination and acquisition of residential real estate loans for resale and generally the activities commonly conducted by a mortgage banking company. These loans are for single, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets.

     GMMC primarily originates permanent residential mortgage loans in the northern Virginia market while UMC's originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market.

     During 1998, United originated $1.5 billion and purchased $960 million of real estate loans for sale in the secondary market and sold $1.866 billion of loans designated as held for sale in the secondary market. Proceeds received from the sales of these loans during 1998 was $1.880 billion.

     The principal sources of revenue from United's mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans, if any; (iii) interest earned on mortgage loans during the period that they are held by United pending sale; and (iv) loan servicing fees.

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

     United's investment portfolio is comprised largely of mortgage-backed securities. Additionally United has a substantial amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an "A" rating.

     During 1998, 1997 and 1996, United recognized net gains of $2.67 million, $85 thousand, and $465 thousand, respectively, from the available for sale portfolio. The net gain in 1998 included a $2.49 million gain recognized on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998. Additionally, the 1998 net gain included approximately $300 thousand of net losses from calls of held to maturity securities.

     At December 31, 1998, United had no open commitments to sell mortgage-backed securities. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory.

Competition
-----------

     United faces a high degree of competition in all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Hancock, Ohio, Marshall, Gilmer, Lewis, Webster, Boone, Logan, Nicholas, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; Montgomery County in Maryland and Arlington, Loudoun, Prince William and Fairfax Counties in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to West Virginia's eastern panhandle. United competes in Ohio markets because of the close proximity to the

Ohio border of certain subsidiary offices. Included in United's West Virginia markets are the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United's Virginia markets include the Washington, D.C. Metropolitan area. United considers the above counties and MSA's to be the primary market area for the business of its banking subsidiaries.

     With prior regulatory approval, West Virginia and Virginia banks are permitted unlimited branch banking throughout the state. In addition, interstate acquisitions of and by West Virginia and Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United's market.

     As of December 31, 1998, there were 57 bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 69 bank holding companies in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area
-----------------------------------------------

     Although the market area of the banking subsidiaries encompasses a portion of the coal fields located in southern West Virginia, an area of the state which has been economically depressed, the coal related loans in the loan portfolio of the banking subsidiaries constitute less than 2% of United's total loans outstanding. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production with the chemical manufacturing industry accounting for 19% of the entire manufacturing workforce and 33% of the manufacturing wages, according to West Virginia state records. This diversified economy has contributed to the positive trends in the number of payroll jobs created and unemployment rates in recent years as the number of payroll jobs increased 11,100 during calendar year 1998 and the state's overall unemployment rate has declined from 10.5% in 1991 to 6.6% in December 1998 - the lowest annual unemployment rate since 1978, according to available information from the West Virginia Bureau of Employment Programs.

     United's northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia's unemployment rate as of December 1998 was 2.7%. The 2.7% rate was the lowest rate reported for the month of December in 29 years. Additionally, the Virginia Employment Commission reported that record levels were set with increased nonagricultural employment and increased manufacturing salaries in December 1998.

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

ITEM 3.   LEGAL PROCEEDINGS

Litigation
----------

     Information relating to litigation on page 33 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

Stock
-----

     As of December 31, 1998, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 43,256,833 were issued, including 356 shares held as treasury shares. The outstanding shares are held by approximately 13,182 shareholders of record as of December 31, 1998. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

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

Dividends
---------

     On November 24, 1997, the Board of Directors of United declared a two for one stock split in the form of a 100% stock dividend payable on March 27, 1998, to shareholders of record as of March 13, 1998. The change in capital structure due to the 100% stock dividend was given retroactive effect in the December 31, 1997 balance sheet and all references to shares and per share data reflect the effect of the 100% stock dividend.

     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Dividends were $0.75 per share in 1998, $0.68 per share in 1997 and $0.62 per share in 1996. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

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

     The high and low prices listed below page are based upon information available to United's management from NASDAQ listings. No attempt has been made by United's management to ascertain the prices for every sale of its stock during the periods indicated. However, based on the information available, United's management believes that the prices fairly represent the amounts at which United's stock was traded during the periods indicated.

     The following table presents the dividends and high and low prices of United's common stock during the periods set forth below:

     1999                                Dividends    High        Low
                                         ---------   ------     ------
First Quarter through February 28, 1999     (1)      $27.19     $22.75
     1998
Fourth Quarter                             $0.20     $29.88     $20.75
Third Quarter                              $0.19     $31.50     $24.00
Second Quarter                             $0.18     $34.19     $23.25
First Quarter                              $0.18     $26.19     $22.75
     1997
Fourth Quarter                             $0.18     $24.38     $21.80
Third Quarter                              $0.17     $23.63     $19.13
Second Quarter                             $0.17     $21.25     $17.19
First Quarter                              $0.16     $17.44     $16.13

(1) On February 22, 1999, United declared a dividend of $0.20 per share, payable April 1, 1999, to shareholders of record as of March 12, 1999.

UNITED BANKSHARES, INC.
FORM 10-K, PART II


ITEM 6.   SELECTED FINANCIAL DATA

     Information relating to selected financial data on page 41 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 41 through 55 inclusive, of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk on pages 47 through 49 inclusive, of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 1998, 1997 and 1996 with the interest and rate earned or paid on such amount.


                                                     Year Ended                    Year Ended                   Year Ended
                                                     December 31                   December 31                   December 31
                                                        1998                          1997                          1996
                                              ------------------------       ------------------------      -------------------------
(Dollars in                                   Average              Avg.      Average             Avg.      Average              Avg.
Thousands)                                    Balance   Interest   Rate      Balance   Interest  Rate      Balance   Interest   Rate
                                              -------   --------  -----      -------   --------  ----      -------   --------   ----

ASSETS

Earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell and other short-term
    investments                            $  28,270     $  1,472    5.21%  $  27,991  $  1,456  5.20%   $  28,327 $  1,489    5.26%
  Investment Securities:
    Taxable                                  876,167       55,550    6.34%    884,541    57,868  6.54%     772,026   48,963    6.34%
    Tax exempt (1)                            66,019        5,262    7.97%     54,361     4,753  8.74%      60,195    5,398    8.97%
                                              ------        -----    ----      ------     -----  ----       ------    -----    ----
              Total Securities               942,186       60,812    6.45%    938,902    62,621  6.67%     832,221   54,361    6.53%

  Loans, net of unearned
    income (1) (2)                         3,053,948      267,186    8.75%  2,526,849   219,588  8.69%   2,299,556  198,018    8.61%
Allowance for loan losses                    (35,598)                         (30,438)                     (29,768)
                                             -------                          -------                      -------
Net Loans                                  3,018,350                 8.85%  2,496,411            8.80%   2,269,788             8.72%
                                           ---------      -------    ----   ---------   -------  ----    ---------  -------    ----
Total earning assets                       3,988,806      329,470    8.26%  3,463,304   283,665  8.19%   3,130,336  253,868    8.11%
                                                          -------                       -------                     -------
Other assets                                 250,002                          218,998                      222,258
                                             -------                          -------                      -------
       TOTAL ASSETS                       $4,238,808                       $3,682,302                   $3,352,594
                                          ==========                       ==========                   ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits               $2,791,996     $128,976    4.62% $2,528,103  $113,472  4.49%  $2,272,640 $ 96,475    4.25%
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                               228,923       10,732    4.69%    195,390     8,911  4.56%     152,254     6,661   4.37%
  FHLB advances                              282,741       15,646    5.53%    149,899     8,739  5.83%     162,608     9,120   5.61%
                                             -------       ------    ----     -------     -----  ----      -------     -----   ----
Total Interest-Bearing Funds               3,303,660      155,354    4.70%  2,873,392   131,122  4.56%   2,587,502   112,256   4.34%
                                                          -------                       -------                      -------
  Demand deposits                            452,300                          390,020                      364,646
  Accrued expenses and other
    liabilities                               70,572                           43,403                       44,990
                                              ------                           ------                       ------
           TOTAL LIABILITIES               3,826,532                        3,306,815                    2,997,138
Shareholders' Equity                         412,276                          375,487                      355,456
                                             -------                          -------                      -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $4,238,808                       $3,682,302                   $3,352,594
                                          ==========                       ==========                   ==========

NET INTEREST INCOME                                      $174,116                      $152,543                     $141,612
                                                         ========                      ========                     ========
INTEREST SPREAD                                                      3.56%                       3.62%                         3.77%

NET INTEREST MARGIN                                                  4.37%                       4.40%                         4.52%


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


                                                          1998 Compared to 1997                 1997 Compared to 1996
                                                    --------------------------------     ---------------------------------

                                                        Increase (Decrease) Due to           Increase (Decrease) Due to
                                                    --------------------------------     ----------------------------------

                                                                      Rate/                                  Rate/
                                                   Volume     Rate    Volume    Total     Volume     Rate     Volume    Total
                                                   -------   ----    ------     -----     ------    -----    ------     -----
                                                               (In thousands)                        (In thousands)
Interest income:
  Federal funds sold, securities purchased
    under agreements to resell and other
    short-term investments                        $    15    $    1     $       $    16 $   (18)  $    (14) $    (1)    $  (33)
Investment securities:
  Taxable                                            (548)   (1,787)       17    (2,318)  7,136      1,544      225      8,905
  Tax exempt (1)                                    1,019      (420)      (90)      509    (523)      (135)      13       (645)

Loans (1),(2)                                      45,908     1,398       292    47,598  19,771      1,636      163     21,570
                                                 --------   -------  --------   ------- -------    -------  -------    -------

          TOTAL INTEREST INCOME                    46,394      (808)      219    45,805  26,366      3,031      400     29,797
                                                 --------   -------  --------   ------- -------    -------  -------    -------


Interest expense:
  Interest-bearing deposits                      $ 11,845   $ 3,313   $   346   $15,504 $10,845   $  5,531  $   621    $16,997
  Federal funds purchased, repurchase
    agreements, and other short-term
    borrowings                                      1,529       251        43     1,823   1,885        287       82      2,254
  FHLB advances                                     7,746      (446)     (395)    6,905    (713)       356      (28)      (385)
                                                 --------   -------  --------   ------- -------    -------  -------    -------

         TOTAL INTEREST EXPENSE                    21,120     3,118        (6)   24,232  12,017      6,174      675     18,866
                                                 --------   -------  --------   ------- -------    -------  -------    -------

               NET INTEREST INCOME               $ 25,274   $ 3,926  $    225   $21,573 $14,349    $(3,143) $  (275)   $10,931
                                                 ========   =======  ========   ======= =======    =======  =======    =======


(1) Yields and interest income on tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS


The following is a summary of loans outstanding at December 31:


                                    1998            1997          1996        1995        1994
                                    ----            ----          ----        ----        ----
                                                            (In thousands)
Commercial, financial
  and agricultural            $   508,601       $ 487,706     $  328,248  $  295,929    $ 267,516
Real estate mortgage            1,696,233       1,693,819      1,611,801   1,502,096    1,402,246
Real estate construction          141,026         150,429         90,817      66,810       60,600
Consumer                          313,464         364,951        328,928     293,741      289,101
Less:  Unearned interest           (6,933)         (7,066)        (5,223)     (5,427)      (7,660)
                                   ------          ------         ------      ------       ------

Total loans                     2,652,391       2,689,839      2,354,571   2,153,149    2,011,803

Allowance for possible
  loan losses                     (39,189)        (31,936)       (29,376)    (29,531)     (29,521)
                                  -------         -------        -------     -------      -------

        TOTAL LOANS, NET       $2,613,202      $2,657,903     $2,325,195  $2,123,618   $1,982,282
                               ==========      ==========     ==========  ==========   ==========

Loans held for sale            $  720,607      $   97,619     $   74,465  $   55,827   $   19,266
                               ==========      ==========     ==========  ==========   ==========

The following is a summary of loans outstanding as a percent of total loans at December 31:

                                   1998            1997          1996         1995         1994
                                   ----            ----          ----         ----         ----
Commercial, financial
  and agricultural                 19.18%          18.13%         13.94%      13.74%       13.30%
Real estate mortgage               63.95%          62.97%         68.45%      69.76%       69.70%
Real estate construction            5.32%           5.59%          3.86%       3.10%        3.01%
Consumer                           11.55%          13.31%         13.75%      13.40%       13.99%
                                  ------          ------         ------      ------       ------

                   TOTAL          100.00%         100.00%        100.00%     100.00%      100.00%
                                  ======          ======         ======      ======       ======




REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 1998:


                          Less Than      One To       Greater Than
                          One Year     Five Years      Five Years         Total
                          ---------    ----------     -------------       -----
                                            (In thousands)
Commercial, financial
  and agricultural        $184,775       $173,230         $150,596      $508,601
Real estate construction   141,026                                       141,026
                           -------       --------         --------       -------
Total                     $325,801       $173,230         $150,596      $649,627
                          ========       ========         ========      ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES


At December 31, 1998, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:

                                                 One to         Over
                                               Five Years    Five Years
                                               ----------    ----------
                                                    (In thousands)

Outstanding with fixed interest rates         $ 66,226       $ 72,978
Outstanding with adjustable rates              107,004         77,618
                                               -------         ------
                                               $173,230       $150,596
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



                                                                        December 31
                                                        --------------------------------------------
                                                        1998      1997      1996      1995      1994
                                                        ----      ----      ----      ----      ----
                                                                       (In thousands)

Nonaccrual loans                                      $ 9,139   $ 5,815   $ 6,373   $10,062   $7,037
Troubled debt restructurings                                                   95       744    1,595
Loans which are contractually past due 90
  days or more as to interest or principal,
  and are still accruing interest                       9,528    12,877     6,317     5,070    3,268
                                                        -----    ------     -----     -----    -----
           TOTAL                                      $18,667   $18,692   $12,785   $15,876  $11,900
                                                      =======   =======   =======   =======  =======




Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. See Note D to the consolidated financial statements for additional information regarding nonperforming loans, impaired loans and credit risk concentration. Other real estate owned is not material.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of held to maturity securities held to maturity at December 31,:



                                          1998        1997         1996
                                          ----        ----         ----
                                                (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations             $121,474    $123,186     $121,192
States and political subdivisions         82,011      51,560       55,332
Mortgage-backed securities               139,002     212,254      226,235
Other                                     19,664       7,816        2,480
                                          ------       -----        -----
 TOTAL HELD TO MATURITY SECURITIES      $362,151    $394,816     $405,239
                                        ========    ========     ========


The following is a summary of the amortized cost of available for sale securities at December 31,:

                                                      1998        1997        1996
                                                      ----        ----        ----
                                                           (In thousands)
U.S. Treasury securities and obligations of
  U.S. Government agencies and corporations        $198,151    $191,473    $164,322
States and political subdivisions                    27,474       4,093       1,316
Mortgage-backed securities                          279,618     379,452     268,256
Marketable equity securities                          9,211       4,730       3,918
Other                                                43,120      22,161      21,792
                                                   --------    --------    --------
   TOTAL AVAILABLE FOR SALE SECURITIES             $557,574    $601,909    $459,604
                                                   ========    ========    ========

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gain of $3,983 on all mortgage-backed securities at December 31, 1998, as compared to a net unrealized gain of $5,057 at December 31, 1997.

The following table sets forth the maturities of all securities at December 31, 1998, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).





                                                                      After 1 But        After 5 But
                                                Within 1 Year        Within 5 Years    Within 10 Years     After 10 Years
                                               ---------------      ----------------   ---------------     --------------
                                               Amount   Yield      Amount   Yield      Amount   Yield      Amount   Yield
                                               ------   -----      ------   ------     ------   -----     -------  ------
                                                                               (In thousands)

U.S. Treasury and other U.S.
  Government agencies and corporations        $42,256    6.24%   $124,495    6.19%    $145,508   6.79%    $  8,539   6.48%
States and political subdivisions (1)           4,319    8.49%     10,769    8.27%      24,451   7.87%      69,952   7.34%
Mortgage-backed securities                      7,154    6.57%     44,067    6.62%      72,513   6.57%     297,484   6.78%
Other                                           1,321    7.93%      4,178    4.04%         100   2.30%      70,211   6.18%


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


                                               Federal         Securities Sold
                                                Funds         Under Agreements
                                              Purchased         to Repurchase
                                             -----------       ---------------
                                                    (In thousands)
At December 31:
   1998                                       $ 7,260             $236,535
   1997                                        40,961              184,718
   1996                                         4,491              168,560

Weighted average interest rate at year end:
   1998                                           5.4%                 4.4%
   1997                                           6.6%                 4.6%
   1996                                           6.8%                 4.3%

Maximum amount outstanding at any month's end:
   1998                                       $35,416             $236,535
   1997                                        47,900              215,205
   1996                                        33,510              177,133

Average amount outstanding during the year:
   1998                                       $24,334             $201,475
   1997                                        24,550              167,688
   1996                                        20,685              126,173

Weighted average interest rate during the year:
   1998                                           5.6%                4.6%
   1997                                           5.6%                4.4%
   1996                                           5.6%                4.2%

At December 31, 1998, repurchase agreements include $119,061 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES



DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:



                                   1998            1997               1996
                             -------------    -------------     ---------------
                             Amount   Rate    Amount   Rate     Amount    Rate
                             ------   ----    ------   ----     ------    ----
                                               (In thousands)
Noninterest bearing
  demand deposits         $ 452,300         $ 390,020          $ 364,646
Interest bearing
  demand deposits           312,317  2.37%    205,040  2.64%     306,854   2.63%
Savings deposits            817,852  3.49%    858,980  3.07%     717,040   2.84%
Time deposits             1,661,827  5.60%  1,464,083  5.53%   1,248,746   5.45%
                          ---------         ---------          ---------
     TOTAL               $3,244,296  4.62% $2,918,123  4.49%  $2,637,286   4.25%
                         ==========        ==========          =========



Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows:


                                                    (In thousands)

                                   3 months or less      $ 57,730
                            Over 3 through 6 months        35,585
                           Over 6 through 12 months        98,410
                                     Over 12 months        75,015
                                                           ------
                                               TOTAL      $266,740
                                                          ========



RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

                                                   1998        1997        1996

                    Return on average assets       1.05%       1.42%       1.18%
                    Return on average equity      10.77%      13.92%      11.17%
                    Dividend payout ratio (1)     63.77%      49.69%      58.49%
                    Average equity to average
                      assets ratio                 9.73%      10.20%      10.60%


(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:


                                                   1998       1997       1996       1995        1994
                                                   ----       ----       ----       ----        ----
                                                               (In thousands)
Balance of allowance for possible loan
  losses at beginning of year                    $31,936    $29,376     $29,531    $29,521      $28,048

Allowance of purchased company at date
  of acquisition                                              2,695                  1,017

Loans charged off:
  Commercial, financial and agricultural             800      1,352       2,310      2,051       1,094
  Real estate                                      3,070        447         406      1,049         322
  Real estate construction                                                              63           1
  Consumer and other                               2,400      2,436       1,199      1,075       1,090
                                                 -------    -------     -------    -------     -------
           TOTAL CHARGE-OFFS                       6,270      4,235       3,915      4,238       2,507

Recoveries:
  Commercial, financial and agricultural             729        292         283        245         798
  Real estate                                        217        263         237        189         344
  Real estate construction                                                              20          26
 Consumer and other                                  421        265         359        319         328
                                                 -------    -------     -------    -------     -------
            TOTAL RECOVERIES                       1,367        820         879        773       1,496

       NET LOANS CHARGED OFF                       4,903      3,415       3,036      3,465       1,011
Addition to allowance (1)                         12,156      3,280       2,881      2,458       2,484
                                                 -------    -------     -------    -------      ------

BALANCE OF ALLOWANCE FOR POSSIBLE
  LOAN LOSSES AT END OF YEAR                     $39,189    $31,936     $29,376    $29,531     $29,521
                                                 =======    =======     =======    =======     =======

Totals loans outstanding at the end of period $2,652,391 $2,689,839  $2,354,571 $2,153,149  $2,011,803

Average loans outstanding during
  period (net of unearned income)             $2,668,460 $2,472,293  $2,245,292 $2,052,268  $1,874,533

Net charge-offs as a percentage of
  average loans outstanding                         0.18%      0.14%       0.14%      0.17%       0.05%

Allowance for possible loan losses as
  a percentage of nonperforming loans              209.9%     170.9%      229.8%     186.0%      248.1%




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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

        Allocation of allowance for
          possible loan losses

                                                  December 31
                                ---------------------------------------------
                                1998      1997      1996      1995      1994
                                ----      ----      ----      ----      ----

    Commercial, financial and
       agricultural           $13,772   $10,115   $ 8,261   $ 7,736    $ 8,618

    Real estate                 3,587     3,452     4,239     4,845      4,761

    Real estate construction    1,086       674       511       729        685

    Consumer and other          3,747     3,221     1,688     1,993      1,747

    Unallocated                16,997    14,474    14,677    14,228     13,710
                               ------    ------    ------    ------     ------
        Total                 $39,189   $31,936   $29,376   $29,531    $29,521
                              =======   =======   =======   =======    =======

UNITED BANKSHARES, INC.
FORM 10-K, PART II

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) - FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

   Information relating to financial statements on pages 13 through 40 inclusive of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

(B) - SUPPLEMENTARY FINANCIAL INFORMATION

   (1)  Selected Quarterly Financial Data

   Information relating to selected quarterly financial data on page 40 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

   (2)  Information on the Effects of Changing Prices

   Information relating to effects of changing prices on page 47 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.
FORM 10-K, PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the registrant on pages 2 through 7 inclusive, of the Proxy Statement for the 1999 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

    Information regarding executive compensation on pages 8 through 11 inclusive, of the Proxy Statement for the 1999 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management on pages 2 through 6 inclusive, of the Proxy Statement for the 1999 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions on pages 2, 3, 6, 14 and 15 of the Proxy Statement for the 1999 Annual Shareholders' Meeting is incorporated herein by reference.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

        (a)  List of Documents Filed as Part of This Report:

          (1) Financial Statements

         The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 1998 at Item 8a. Page references are to such Annual report.

Financial Statements:                                         Page References

Report of Independent Auditors................................      13
Consolidated Balance Sheets...................................      14
Consolidated Statements of Income............................       15
Consolidated Statements of Changes in Shareholders' Equity....      16
Consolidated Statements of Cash Flows.........................      17
Notes to Consolidated Financial Statements....................      18

          (2) Financial Statement Schedules

         United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

          (3) Exhibits Required by Item 601

          Listing of Exhibits - See the Exhibits' Index on page 31 of this Form 10-K.

      (b) Reports on Form 8-K

          On December 2, 1998, United Bankshares, Inc. filed thirty days post-merger combined results in connection with the merger of United Bankshares, Inc. and Fed One Bancorp, Inc.

          On December 30, 1998, United Bankshares, Inc. filed a revised earnings estimate for the fourth quarter and the year ending December 31, 1998.

      (c) Exhibits -- The exhibits to this Form 10-K begin on page 34.

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

                             UNITED BANKSHARES, INC.
                                  (Registrant)

                             By /s/ Richard M. Adams
                               -------------------------
                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                         Title                           Date

 /s/ Richard M. Adams             Chairman of the Board,         March 30, 1999
 -----------------------------    Director, Chief and
                                  Executive Officer

 /s/ Steven E. Wilson             Chief Financial Officer        March 30, 1999
------------------------------    Chief Accounting Officer

 /s/ Bernard H. Clineburg         Director                       March 30, 1999
------------------------------
 /s/ I.N. Smith, Jr.              Director                       March 30, 1999
------------------------------
 /s/ James W. Word, Jr.           Director                       March 30, 1999
------------------------------
 /s/ G. Ogden Nutting             Director                       March 30, 1999
------------------------------
 /s/ Theodore J. Georgelas        Director                       March 30, 1999
------------------------------
 /s/ Warren A. Thornhill, III     Director                       March 30, 1999
------------------------------
 /s/ Alan E. Groover              Director                       March 30, 1999
------------------------------
 /s/ William W. Wagner            Director                       March 30, 1999
------------------------------
 /s/ Harry L. Buch                Director                       March 30, 1999
------------------------------
 /s/ H. Smoot Fahlgren            Director                       March 30, 1999
------------------------------
 /s/ Russell L. Isaacs            Director                       March 30, 1999
------------------------------
 /s/ F.T. Graff, Jr.              Director                       March 30, 1999
------------------------------

                                   SIGNATURES

                                   (continued)


 /s/ John M. McMahon             Director                        March 30, 1999
------------------------------
 /s/ P. Clinton Winter, Jr.      Director                        March 30, 1999
------------------------------
 /s/ C. Barrie Cook              Director                        March 30, 1999
------------------------------
 /s/ Robert G. Astorg            Director                        March 30, 1999
------------------------------
 /s/ Thomas J. Blair, III        Director                        March 30, 1999
------------------------------
 /s/ Arthur Kellar               Director                        March 30, 1999
------------------------------
 /s/ William A. Hazel            Director                        March 30, 1999
------------------------------

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

    (k)  Supplemental Retirement
             Contract with Richard M.
             Adams                                                           (i)

    (l)  Supplemental Retirement
             Contract with Douglass H.
             Adams                                                           (i)

    (m)  Executive Officer Change
             of Control Agreements                                           (j)

    (n)  Data processing contract
             with ALTELL                                                     (l)

    (o)  Employment Contract with
             Bernard H. Clineburg                                            (m)

Statement Re:     Computation of
                  Ratios                           (12)                      84

Annual Report to Security Holders,
  et al.                                           (13)                      34

Letter Re:  Change in accounting
  principles                                       (18)                      N/A

Previously Unfiled Documents                       (19)                      N/A

Subsidiaries of the Registrant                     (21)                      84

Published Report Regarding Matters
  Submitted to a Vote of Security
  Holders                                          (22)                      N/A

Consent of Ernst & Young LLP                     (23.1)                      86

Consent of KPMG LLP                              (23.2)                      87

Power of Attorney                                  (24)                      N/A

Financial Data Schedule                            (27)                      88

                                      S-K Item 601          Sequential Page
        Description                 Table Reference         Number (a)
        -----------                 ---------------         ---------------

Additional Exhibits:                           (28)                     N/A

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

(m) Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 333-44993 filed January 27, 1998

                 UNITED BANKSHARES, INC. AND SUBSIDIARIES

                          SELECTED FINANCIAL DATA
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                FIVE YEAR SUMMARY
                                   ---------------------------------------------
                                   1998      1997      1996       1995       1994
                                   ----      ----      ----       ----       ----

SUMMARY OF OPERATIONS:
TOTAL INTEREST INCOME         $  325,647 $  280,452 $  250,641  $ 232,956  $ 200,013
TOTAL INTEREST EXPENSE           155,354    131,122    112,256    101,441     75,884
NET INTEREST INCOME              170,293    149,330    138,385    131,515    124,129
PROVISION FOR LOAN LOSSES         12,156      3,280      2,881      2,458      2,484
OTHER INCOME                      41,752     37,068     29,654     25,735     18,250
OTHER EXPENSE                    137,964    103,852    104,385     90,732     82,487
INCOME TAXES                      17,523     27,005     21,054     21,701     19,188
NET INCOME                        44,402     52,261     39,719     42,359     38,220
CASH DIVIDENDS(1)                 28,317     20,344     17,847     13,817     12,604

PER COMMON SHARE:
NET INCOME:
  BASIC                            $1.04      $1.24      $0.94      $1.01      $0.85
  DILUTED                           1.02       1.22       0.93       1.00       0.84
CASH DIVIDENDS(1)                   0.75       0.68       0.62       0.59       0.53
BOOK VALUE PER SHARE                9.74       9.35       8.59       8.27       7.99

SELECTED RATIOS:
RETURN ON AVERAGE
  SHAREHOLDERS' EQUITY             10.77%     13.92%     11.17%     12.80%     12.79%
RETURN ON AVERAGE ASSETS            1.05%      1.42%      1.18%      1.38%      1.33%
DIVIDEND PAYOUT RATIO (1)          63.77%     49.69%     58.49%     49.21%     50.61%

SELECTED BALANCE SHEET DATA:
AVERAGE ASSETS                $4,238,807 $3,682,302  $3,352,594 $3,077,631 $2,867,680
INVESTMENT SECURITIES            927,316  1,006,735     865,020    771,181    756,100
LOANS HELD FOR SALE              720,607     97,619      74,465     55,827     19,266
TOTAL LOANS                    2,652,291  2,689,839   2,354,571  2,153,149  2,011,803
TOTAL ASSETS                   4,567,899  4,094,836   3,541,244  3,224,123  3,024,604
TOTAL DEPOSITS                 3,493,058  3,185,963   2,770,833  2,570,630  2,413,533
LONG-TERM BORROWINGS             240,867     46,674      44,877     44,445     91,374
TOTAL BORROWINGS
  AND OTHER LIABILITIES          653,310    512,817     407,579    304,232    309,942
SHAREHOLDERS' EQUITY             421,531    396,056     362,832    349,261    301,129


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

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involves numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by United's statements for a variety of factors including, but not limited to: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving banking industry standards and the inability of United or others to remediate Year 2000 concerns in a timely fashion.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, and reflect the mergers of Fed One Bancorp, Inc. (Fed One) on October 1, 1998, and George Mason Bankshares, Inc. (George Mason) on April 2, 1998, under the pooling of interests method of accounting. Accordingly, all prior period financial statements have been restated to include Fed One and George Mason.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

The following broad overview of the financial condition and results of operations is not intended to replace the more detailed discussion which is presented under specific headings on the following pages.

1998 COMPARED TO 1997

EARNINGS SUMMARY

For the year ended December 31, 1998, operating earnings were $52,596 compared to $52,261 for the year ended December 31, 1997. On a diluted per share basis, operating earnings were $1.21 in 1998 compared to $1.22 in 1997.

Operating earnings represent earnings before merger-related charges, net of income taxes, of $8.2 million for the year ended December 31, 1998. These charges were primarily associated with the pooling of interests acquisitions of George Mason Bankshares, Inc. (headquartered in Fairfax, Virginia) and Fed One Bancorp, Inc. (headquartered in Wheeling, West Virginia). After these charges, diluted earnings were $1.02 for the year ended December 31, 1998, compared to $1.22 for the year ended December 31, 1997.

These operating results represent a return on average shareholders' equity of 12.76% and a return on average assets of 1.24%, respectively, for the year ended December 31, 1998. These operating ratios compare favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 13.33% and 1.14%, respectively. United, one of the nation's most profitable regional banking companies, has a strong capital position, and is well positioned to take advantage of future growth opportunities.

Growth in operating earnings was led by a 14% increase in net interest income and a 26% increase in noninterest income, other than mortgage banking income. Mortgage banking income increased 67% as originations reached $1.5 billion in 1998. These increases were offset by a charge of $9.7 million to adjust for a decline in market value of certain junior lien mortgage loans when an unrelated financial institution was unable to fulfill a commitment to purchase the loans for securitization.

Operating earnings were also reduced by a $9 million increase in the provision for loan losses due to increasing levels of nonperforming assets, a 16% increase in other expenses, after merger-related charges, due primarily to the timing of a purchase acquisition and increased incentive compensation payments.

United has strong core earnings driven by a net interest margin of 4.37% for 1998. Net interest income increased by $20.96 million or 14.04% for the year ended December 31, 1998 as compared to the same period for 1997. The provision for loan losses of $12.16 million increased $8.88 million or 270.61% when compared to the year ended December 31, 1997. Noninterest income, including income from mortgage banking operations, increased $4.68 million or 12.64% for 1998 when compared to 1997. Noninterest expenses increased $34.11 million or 32.85% for 1998 compared to the same period in 1997. The effective tax rate for the year ended December 31, 1998 approximated 28.30% compared to 34.07% for 1997.

FINANCIAL CONDITION SUMMARY

Total assets were $4.57 billion at December 31, 1998, up $473.06 million or 11.55% compared with year-end 1997. Loans, net of unearned income, reflected a $37.45 million decrease from 1997 to 1998 due to an increased emphasis being placed on secondary market lending activity. Loans held for sale increased $623 million. Cash and cash equivalents declined $48.73 million while investment securities reflected a $79.42 million decrease for 1998 as compared with year-end 1997, primarily as a result of United's use of these sources of funds to fund a portion of the growth in loans held for sale during the year.

Total deposits grew $307.10 million or 9.64% from year-end 1997 due to United's offering of new deposit products introduced during 1998. Since December 31, 1997, United has realized an increase of $266.63 million in interest-bearing deposits and a $40.47 million increase in noninterest-bearing deposits. United's short-term borrowings increased $18.12 million and its FHLB borrowings increased $115.08 million as United utilized these sources of funds to fund the origination by its mortgage banking subsidiary of mortgage loans for sale in the secondary market and portfolio loans. Accrued expenses and other liabilities increased $7.06 million or 13.74% since year-end 1997.

Shareholders' equity increased $25.48 million or 6.43% from December 31, 1997 to December 31, 1998. United continues to maintain an appropriate balance between capital adequacy and return to shareholders. At December 31, 1998, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

Net interest income represents the primary component of United's earnings. It is the difference between interest and fee income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 1998, are summarized below.

For the years ended December 31, 1998 and 1997, net interest income approximated $155.35 million and $131.12 million, respectively. On a tax-equivalent basis the net interest margin was strong at 4.37% in 1998 and 4.40% in 1997 which are above national peer group margins of 4.36% in 1998 and 4.06% in 1997.

Total interest income of $325.65 million increased 16.12% in 1998 over 1997 as a result of higher volumes of interest-earning assets and slightly higher yields. Higher average volume of loans held for sale of approximately $623 million, resulting primarily from the origination of mortgage loans for sale in the secondary market, contributed to the increase. From December 31, 1997 to December 31, 1998, United experienced an increase in commercial loans of 4.28%, while consumer loans showed a decrease of 14.35% and mortgage loans decreased 7.5%. Loans held for sale increased $623 million or 638% due mainly to significant growth of mortgage loans originated and purchased for sale in the secondary market.

Total interest expense increased $24.23 million or 18.48% in 1998 compared to 1997. This increase was attributed primarily to competitive pricing of interest-bearing deposits in United's markets and continued change in the retail deposit mix as customers shifted funds into products offering higher yields. United's average interest-bearing deposits increased by $263.89 million or 10.44% in 1998, while its average FHLB advances increased $132.84 million or 88.62% and average short-term borrowings increased $33.53 million or 17.16%. The average cost of funds, which increased from 4.56% in 1997 to 4.70% in 1998, reflected the general upward trend in United's market interest rates during 1998 due to competitive pressures.

PROVISION FOR LOAN LOSSES

Nonperforming loans were $18.67 million at December 31, 1998 and $18.69 million at December 31, 1997. Although total nonperforming loans have remained relatively constant with the previous year, the components of this category reflected significant changes. While loans past due 90 days or more decreased $3.35 million or 26.01%, nonaccrual loans increased $3.32 million or 57.16% during the same period. This deterioration in credit quality within the nonperforming category along with other trends impacted qualitative changes to risk factors as more fully described below. Nonperforming loans represented 0.41% of total assets at the end of 1998, as compared to 0.39% for United's national peer group.

At December 31, 1998, impaired loans were $10.92 million, a decrease of $3.34 million or 23.40% from the $14.26 million in impaired loans at December 31, 1997, due primarily to the acquisition of Patriot in 1997. For further details, see Note D to the Consolidated Financial Statements.

See Note D to the Consolidated Financial Statements for a discussion of concentrations of credit risk.

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United's process for evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits.

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company wide process at December 31, 1998, produced increased allocations within all loan categories. The components of the allowance allocated to commercial and real estate construction loans increased $3.7 million and $412 thousand, respectively, as a result of changes in historical loss experience factors for risk rated loan pools in response to changes in economic trends in United's market areas. Specific allocations for commercial loans, also increased as a result of individual credit reviews. The components of the allowance allocated to consumer and real estate loans increased $526 thousand and $135 thousand, respectively, as a result of changes in historical loss experience factors; particularly the impact on the loss trends due to increased charge-offs in these loan pools during 1998.

At year-end 1998 and 1997, the allowance for loan losses was 1.47% and 1.18% of total loans, net of unearned income, respectively. At December 31, 1998 and 1997, the ratio of the allowance for loan losses to nonperforming loans was 209.9% and 170.9%, respectively.

Management believes that the allowance for loan losses of $39.19 million at December 31, 1998, is adequate to provide for potential losses on existing loans based on information currently available.

For the years ended December 31, 1998 and 1997, the provision for loan losses was $12.16 million and $3.28 million, respectively.

Total net charge-offs were $4.9 million in 1998 and $3.4 million in 1997, which represents 0.18% and 0.14% of average loans for the respective years. United's ratio of net charge-offs to average loans was better than its peer group's ratio of 0.24% in 1998 and 0.49% in 1997.

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

OTHER INCOME

Noninterest income has been and will continue to be an important factor for improving United's profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $4.68 million or 12.64% for 1998 when compared to 1997. Other income consists of all revenues which are not included in interest and fee income related to earning assets. The increase in noninterest income for 1998 was primarily the result of a $1.01 million increase in trust department income, a $2.06 million increase in charges, commissions and fees on customer accounts and $2.37 million of net gains on securities, which included a $2.49 million recognized gain on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998. These increases in noninterest income were partially offset by a $922 thousand decline in mortgage banking income as a result of a fourth quarter lower of cost or market accounting adjustment of $9.66 million for certain junior lien mortgage loans due to the unanticipated failure of an unrelated financial institution to purchase the loans for securitization. Income from mortgage banking operations was $23.87 million for 1998 as compared to $15.13 million for 1997, before the $9.66 million adjustment described above. An increase in loan originations of $633 million and from $886 million in 1997 to $1.5 billion in 1998 was the driving force behind the significant growth in mortgage banking income, before the $9.66 million adjustment.

Service charges and fees from customer accounts increased $2,063,000 or 12.16% in 1998. This income includes charges and fees related to various banking services provided by United. The increase was primarily due to increased fees in bankcard accounts, ATM surcharges and overdraft fees and an increased fee structure for sales of checking related products.

Trust income increased $1.01 million or 28.36% in 1998 due to an increased volume of trust business.

OTHER EXPENSE

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful resulting in an efficiency ratio of 62.8% (55.8% before merger-related charges), which is well below the 60.1% reported by United's national peer group banks and its immediate in-market competitors.

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. In total, other expense increased $34.11 million or 32.85%. During 1998, United's true financial performance was distorted by merger-related and one-time charges associated with the George Mason and Fed One acquisitions as well as charges associated with the purchase acquisition of branches in the eastern panhandle of West Virginia. These charges, which totaled

$13.7 million ($8.2 million after tax), consisted primarily of employee benefits, severance, facilities and conversion costs to effect the merger.

Salaries and employee benefits expense increased $17.28 million or 33.05% in 1998 as compared to 1997. The higher salaries and benefits costs for 1998 were attributable to an increase of $5.04 million in commissions and salaries expense at United's mortgage banking subsidiaries due to the increased volume of mortgage loans originated during the year for sale in the secondary market as well as approximately $5.9 million of severance pay and related benefits of displaced employees in the George Mason and Fed One mergers. At December 31, 1998 and 1997, United employed 1,154 and 1,294 full-time equivalent employees, respectively.

Net occupancy expense in 1998 exceeded 1997 levels by $1.63 million or 14.72% primarily due to the third quarter 1997 purchase acquisition of Patriot, a $781 thousand increase in building rental expense and higher depreciation, maintenance and real property taxes of approximately $800 thousand for company-owned buildings. The overall changes in net occupancy expense for 1998 were insignificant with no material increase or decrease in any one expense category.

Remaining other expense increased $15.2 million or 37.55% in 1998 compared to 1997. This overall increase was primarily due to the aforementioned merger-related expenses associated with the George Mason and Fed One mergers and the costs associated with branch purchases. These costs included data processing conversion and other operational costs. Other expense categories that reflected increases over 1997 were goodwill amortization, equipment and communication expense associated with office expansion and the Year 2000 readiness program, bankcard and ATM processing fees, and certain other general business taxes and licenses.

INCOME TAXES

For the year ended December 31, 1998, United's effective tax rate approximated 28% compared to 35% in 1997. The decrease was primarily the result of nontaxable distributions from restructuring and reorganizational initiatives. In future years (beyond 1998) the estimated effective tax rate is expected to return to approximately 35%.

QUARTERLY RESULTS

The first and third quarters of 1998 showed large increases in earnings in comparison to those same two quarters of 1997 as United returned to more normal levels of core income and expenses after merger transactions. On a per share basis, first quarter 1998 earnings were $0.33 per share compared to $0.30 in 1997 while third quarter 1998 earnings were $0.38 compared to $0.31 per share in 1997. The annual 1998 results, specifically the second and fourth quarters of 1998, contained significant merger-related and one-time charges associated with the George Mason and Fed One mergers which distorted United's true financial performance.

In the second quarter of 1998, United reported a decrease in earnings from the same period in 1997. Second quarter 1998 earnings were lower as a result of the recognition of approximately $7.1 million of merger-related and one-time charges associated with the George Mason merger.

Net income for the fourth quarter of 1998 was $6.1 million, a decrease of 54.43% from the $13.4 million earned in the fourth quarter of 1997. On a per share basis, fourth quarter earnings were $0.14 per share in 1998 and $0.31 per share in 1997. The decrease in earnings for the fourth quarter of 1998 was due primarily to approximately $6.6 million of merger-related charges associated with the Fed One merger and a mark-to-market accounting adjustment of $9.66 million for certain junior lien mortgage loans due to the unanticipated failure of an unrelated financial institution to purchase the loans for securitization.

Additional quarterly financial data for 1998 and 1997 may be found in Note P to the Consolidated Financial Statements.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (excess of liabilities over assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adjusted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $395 million or 9.15% of the cumulative gap to related earning assets.

To aid in interest rate risk management, United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of December 31, 1998 and 1997:

        Change in
      Interest Rates                  Percentage Change in
      (basis points)                  Net Interest Income
      --------------                  --------------------
                                        1998        1997
                                      --------    --------

          +200                        0.32%         2.15%
          -200                       -4.52%        -2.68%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would increase by 0.32% over one year as of December 31, 1998, as compared to an increase of 2.15% as of December 31, 1997. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.52% over one year as of December 31, 1998, as compared to a decrease of 2.68% as of December 31, 1997. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

     The following table shows the interest rate sensitivity GAP as of December 31, 1998:


INTEREST RATE SENSITIVITY GAP


                                              DAYS
                                 -----------------------------    TOTAL       1 - 5     OVER 5
                                 0 - 90  91 - 180   181 - 365   ONE YEAR      YEARS     YEARS      TOTAL
                                -------  --------   ---------   ---------     -----     ------     ------
                                                          (DOLLARS IN THOUSANDS)
ASSETS
Interest-Earning Assets:
 Federal funds sold and
    securities purchased
    under agreements to
    resell and other short-
    term investments          $ 16,707                          $ 16,707                          $ 16,707
  Investment and marketable
    equity securities:
       Taxable                  22,812  $ 10,586    $ 15,189      48,587   $ 140,869  $ 628,368     817,824
       Tax-exempt                1,107     1,300       4,542       6,949      41,817     60,726     109,492
  Loans, net of unearned
     income                  1,633,075   179,108     329,062   2,141,245     818,073    413,680   3,372,998
                             ---------   -------     -------   ---------     -------    -------   ---------
Total Interest-Earning
  Assets                    $1,673,701  $190,995    $348,793  $2,213,488 $1,000,759  $1,102,774   $4,317,021
                            ==========  ========    ========  ========== ==========  ==========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW
    accounts                $1,219,826                        $1,219,826                          $1,219,826
  Time deposits of
    $100,000 & over             57,730 $  35,585    $ 98,410     191,725  $  74,175    $    840      266,740
  Other time deposits          264,067   305,580     418,354     988,001    472,223       3,281    1,463,505
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowing                  249,039                           249,039                             249,039
  FHLB advances                105,000                           105,000     46,867     194,000      345,867
                               -------                           -------     ------     -------      -------
Total Interest-Bearing
  Funds                     $1,895,662 $ 341,165   $ 516,764  $2,753,591  $ 593,265    $198,121   $3,544,977
                            ========== =========   =========  ==========  =========    ========   ==========
Interest Sensitivity Gap    $ (221,961)$(150,171)  $(167,971)   (540,103) $ 407,494    $904,653   $  772,044
                            ========== =========   =========    ========  =========    ========   ==========
Cumulative Gap              $ (221,961)$(372,132)  $(540,103) $ (540,103) $(132,609)   $772,044   $  772,044
                            ========== =========   =========  ==========  =========    ========   ==========

Cumulative Gap as
  a Percentage of Total
  Earning Assets                (5.14%)   (8.62%)    (12.51%)    (12.51%)    (3.07%)      17.88%       17.88%

Management
  Adjustments               $1,168,847 $ (77,962) $ (155,807) $  935,078  $ (935,078)               $      0
Off-Balance
  Sheet Activities          ---------- ---------  ----------  ----------  ----------   --------     --------


Cumulative Management
  Adjusted Gap and Off-
  Balance Sheet Activities   $ 946,886 $ 718,753   $ 394,975   $ 394,975  $ (132,609) $ 772,044   $  772,044
                             ========= =========   =========   =========  ==========  =========   ==========
Cumulative Management
  Adjusted Gap and Off-
  Balance Sheet Activities
 as a Percentage of Total
  Earning Assets                 21.93%    16.65%       9.15%       9.15%     (3.07%)     17.88%       17.88%
                                 =====     =====        ====        ====      =====       =====        =====

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

The goal of liquidity management is to ensure the ability to access funding which enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United's cash needs. Liquidity is managed by monitoring funds availability from a number of primary sources. Substantial funding is available from cash and cash equivalents, unused short-term borrowings and a geographically dispersed network of branches providing access to a diversified and substantial retail deposit market.

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

Cash flows used for operations in 1998 was $99.78 million as compared to cash flows provided by operating of $31.01 million in 1997 primarily as a result of an increase of approximately $119.73 million of excess originations of loans for sale over proceeds from the sale of loans. In 1998, investing activities resulted in a use of cash of $305.23 million as compared to 1997 in which investing activities resulted in a use of cash of $318.03 million. The primary reason for the use of cash for investing activities during 1998 was $897.25 million increase in loans acquired for sale in the secondary market. Financing activities resulted in a source of cash in 1998 of $356.28 million primarily due to an increase in deposits of $237.42 million and an increase in net borrowings from the FHLB of Pittsburgh and other short-term borrowings of $115.08 million and $18.36 million, respectively. These sources of cash for financing activities were partially offset by payment of $24.65 million of cash dividends to shareholders. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

United also seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 9.73% in 1998 and 10.20% in 1997. United's risk-based capital ratio was 12.63% in 1998 and 14.06% in 1997 which are both significantly higher than the minimum regulatory requirements. United's Tier 1 capital and leverage ratios of 11.43% and 8.52%, respectively, at December 31, 1998, are also strong relative to its peers and are well above regulatory minimums to be classified as a "well capitalized" institution. See Note M, Notes to Consolidated Financial Statements.

COMMITMENTS

The following table indicates the outstanding loan commitments of United in the categories stated:
                                                        December 31
                                                           1998
                                                        -----------
   Lines of credit authorized, but unused              $892,388,000
   Letters of credit                                     54,408,000
                                                       ------------
                                                       $946,796,000
                                                       ============

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

United's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date United has fully completed the assessment of all information technology and non-information technology systems that could be significantly affected by the Year 2000 Issue and its internal remediation and testing phases were completed by December 31, 1998. Its external remediation and testing phases being performed by United's primary data processor are expected to be completed by June 30, 1999.

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

To date, United has obtained information about the Year 2000 compliance status of all of its significant suppliers and vendors. To date, United is not aware of any external agent with a Year 2000 Issue that would materially impact United's results of operations, liquidity or capital resources.

United is utilizing both internal and external resources to reprogram, or replace, and test the Year 2000 modifications. United anticipates completion of the remediation and testing phases of the Year 2000 project to be completed by June 30, 1999, which is prior to any anticipated impact on United's operating systems. United expects to complete its implementation phase by mid 1999 with all information technology and non-information technology systems expected to be compliant by June 30, 1999.

The total cost of the Year 2000 project is estimated at $4 million and is being funded through cash flows. The Year 2000 costs are not expected to have a material adverse effect on United's results of operations or cash flows. To date, United has incurred approximately $2.4 million of expense and capitalizable costs related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a Year 2000 plan of operation.

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

1997 COMPARED TO 1996

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

EARNINGS SUMMARY

For the year ended December 31, 1997, net income increased 31.6% from $39.72 million in 1996 to $52.26 million. Net income per diluted share of $1.22 for the year increased 31.7% from $0.93 in 1996. Dividends per share increased 9.7% from $0.62 in 1996 to $0.68 per share in 1997. This was the twenty-fourth consecutive year of dividend increases to shareholders.

During 1996, United recorded approximately $6.85 million of merger-related and one-time special charges associated with the Eagle merger. These charges included, among other items, severance pay and benefits for displaced Eagle officers and employees, costs to consolidate duplicate facilities, employee training, new product promotions, computer conversions and additional deposit insurance as a result of the Savings Association Insurance Fund ("SAIF") recapitalization legislation.

United's return on average assets of 1.42% for 1997 compared very favorably with regional and national peer grouping information provided by Wheat, First Securities, Inc. of 1.32% and 1.18%. United's return on average shareholders' equity for 1997 of 13.92%, as compared with regional and national peer group information of 16.20% and 15.58%, is indicative of United's very strong capital levels.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

NET INTEREST INCOME

For the years ended December 31, 1997 and 1996, net interest income approximated $149.33 million and $138.39 million, respectively. On a tax-equivalent basis the net interest margin declined to 4.40% in 1997 from 4.52% in 1996.

Total interest income of $280.45 million increased 11.9% in 1997 over 1996 as a result of higher volumes of interest-earning assets. Higher average loan volumes of approximately $227 million, resulting primarily from an acquisition, contributed to the increase. From December 31, 1996 to December 31, 1997, United experienced a double-digit increase in consumer and commercial loans of 11.0% and 48.6%, respectively, while mortgage loans showed increases of 9.1%.

Total interest expense increased $18.87 million or 16.8% in 1997. This increase was attributed primarily to United's competitive pricing of interest-bearing deposits in its markets and continued change in the retail deposit mix as customers shifted funds into products offering higher yields. United's average interest-bearing deposits increased by $255.46 million or 11.2% in 1997, the average short-term borrowings increased $43.14 million or 28.3%, while its average FHLB advances decreased $12.71 million or 7.8%. United utilized the increased retail deposit base and short-term borrowings during 1997 to fund the growth in the mortgage loan portfolio. The average cost of funds, which increased from 4.34% in 1996 to 4.56% in 1997, reflected the general upward trend in market interest rates during 1997.

PROVISION FOR LOAN LOSSES

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio.

Nonperforming loans were $18.69 million at December 31, 1997 and $12.79 million at December 31, 1996, an increase of 46.2%. This increase can be attributed to United's acquisition of approximately $2.5 million of nonperforming loans from the Patriot transaction in the third quarter of 1997 and decreasing consumer credit quality trends. Loans past due 90 days or more increased $6.56 million or 103.9% during 1997 and nonaccrual loans decreased $558 thousand or 8.8% since year-end 1996.

At year-end 1997 and 1996, the allowance for loan losses was 1.18% and 1.21% of total loans, net of unearned income. At December 31, 1997 and 1996, the ratio of the allowance for loan losses to nonperforming loans was 170.9% and 229.8%, respectively.

For the years ended December 31, 1997 and 1996, the provision for loan losses was $3.28 million and $2.88 million, respectively. The increase in the provision for 1997 when compared to 1996 was due to the acquisition of nonperforming credits in Patriot's loan portfolio and in response to growth in the portfolio.

Total net charge-offs were $3.42 million in 1997 and $3.04 million in 1996, which represents 0.14% of average loans for each respective year. United's ratio of net charge-offs to average loans was better than its peer group's ratio of 0.49% in 1997 and 0.23% in 1996.

At December 31, 1997, impaired loans were $14.26 million, an increase of $1.84 million or 14.8% from the $12.42 million in impaired loans at December 31, 1996.

OTHER INCOME

Noninterest income increased $7.41 million or 25.0% for 1997 when compared to 1996. Other income consists of all revenues which are not included in interest and fee income related to earning assets. The increase in noninterest income for 1997 was primarily the result of $15.13 million of income generated from the sale and servicing of loans by United's mortgage banking subsidiaries as compared to income of $9.81 million during 1996. Contributing to this increase in income from the mortgage banking operations have been fees generated from the $87 million loan securitization in 1997.

Trust income increased $383 thousand or 12.0% in 1997 due to repricing of services and an increased volume of trust business.

Service charges, commissions and fees increased by $2.16 million or 14.6% in 1997. This income includes charges and fees related to various banking services provided by United. The increase was primarily due to increased fees in bankcard accounts, ATM surcharges and overdraft fees and an increased fee structure for sales of checking related products.

Income from mortgage banking operations increased $5.32 million or 54.3% from $9.81 million in 1996 to $15.13 million in 1997 due to increased originations and sales during 1997. The principal sources of revenue from United's mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans, if any; and (iii) interest earned on mortgage loans during the period that they are held by United pending sale.

Securities transactions resulted in a net gain of $85 thousand in 1997 compared to a net gain of $465 thousand in 1996. The securities sold were the result of liquidity needs, changes in market interest rates, changes in prepayment and term extension risk and other general asset/liability management considerations.

OTHER EXPENSE

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. In total, other expense decreased $533 thousand or 0.5%. The 1997 decrease was primarily due to the one-time and merger-related charges recorded in the first and second quarters of 1996 and the additional third quarter 1996 deposit insurance expense as a result of the SAIF recapitalization legislation.

Salaries and employee benefits expense increased $1.35 million or 2.7% in 1997. The increase for 1997 was attributable to an increase in salaries and benefits related to the expansion of United's mortgage banking subsidiaries due to higher commissions on the increased volume of mortgage loans originated during the year for sale in the secondary market.

Net occupancy expense in 1997 exceeded 1996 levels by $633 thousand or 6.1% primarily due to the acquisition of Patriot and decreased rental income and an increase in real property repairs and utilities expense. The overall changes in net occupancy expense for 1997 were insignificant with no material increase or decrease in any one expense category.

Remaining other expense decreased $2.52 million or 5.9% in 1997 compared to 1996. The decrease in other expense for 1997 related primarily to the decreases in deposit insurance expense as a result of the SAIF recapitalization legislation and lower legal and accounting costs associated with merger and acquisition transactions.

INCOME TAXES

For the year ended December 31, 1997, income taxes approximated $27 million compared to $21.1 million for 1996. The increase of $5.9 million or 28.3% for 1997 when compared to 1996 was primarily the result of increased pretax income. United's effective tax rates were 34.1% for 1997 and 34.6% for 1996.

                        REPORT OF ERNST & YOUNG LLP
                           INDEPENDENT AUDITORS



Board of Directors and Shareholders
United Bankshares, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Fed One Bancorp, Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 9% in 1997 and net interest income constituting 8% in 1997 and 1996 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Fed One Bancorp, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                      /s/ Ernst & Young LLP


Charleston, West Virginia
February 26, 1999

                               REPORT OF KPMG LLP
                              INDEPENDENT AUDITORS



Board of Directors and Shareholders
Fed One Bancorp, Inc. And Subsidiary

We have audited the accompanying consolidated statement of financial condition of Fed One Bancorp, Inc. And subsidiary of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fed One Bancorp, Inc. And subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                               /s/ KPMG LLP


Pittsburgh, Pennsylvania
January 29, 1998, except
   as to Note 20, which is as
   Of February 18, 1998

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

                                                         December 31
                                                       ----------------
                                                       1998        1997
                                                       -----      ------

ASSETS
      Cash and due from banks                      $  124,591   $  118,396
      Interest-bearing deposits with other banks        6,807       15,580
      Federal funds sold                                9,900       56,052
                                                        -----       ------
       Total cash and cash equivalents                141,298      190,028

      Securities available for sale at estimated
         fair value (amortized cost-$557,574
         at December 31, 1998 and $601,909 at
         December 31, 1997)                           565,165      611,919
      Securities held to maturity (estimated fair
       value-$367,353 at December 31, 1998
       and $399,995 at December 31, 1997)             362,151      394,816
      Loans held for sale                             720,607       97,619
      Loans                                         2,659,324    2,696,905
       Less: Unearned income                           (6,933)      (7,066)
                                                       ------       ------
       Loans net of unearned income                 2,652,391    2,689,839
       Less: Allowance for loan losses                (39,189)     (31,936)
                                                      -------      -------
      Net loans                                     2,613,202    2,657,903
      Bank premises and equipment                      54,946       55,374
      Accrued interest receivable                      30,402       23,922
      Other assets                                     80,128       63,255
                                                       ------       ------

                                  TOTAL ASSETS     $4,567,899   $4,094,836
                                                   ==========   ==========

LIABILITIES
      Domestic deposits:
       Noninterest-bearing                         $  542,987   $  502,517
       Interest-bearing                             2,950,071    2,683,446
                                                    ---------    ---------
          TOTAL DEPOSITS                            3,493,058    3,185,963

      Borrowings:
       Federal funds purchased                          7,260       40,961
       Securities sold under agreements
          to repurchase                               236,535      184,718
       Federal Home Loan Bank borrowings              345,867      230,791
       Other borrowings                                 5,244        5,000
      Accrued expenses and other liabilities           58,404      51,347
                                                       ------      ------

                             TOTAL LIABILITIES      4,146,368   3,698,780

SHAREHOLDERS' EQUITY
      Common stock, $2.50 par value;
       Authorized-100,000,000 shares;
       issued-43,256,833 at December 31, 1998 and
       42,635,898 at December 31, 1997, including
       356 and 161,814 shares in treasury at
       December 31, 1998 and 1997, respectively       108,142     106,590
      Surplus                                          88,353       80,803
      Retained earnings                               220,111      204,849
      Accumulated other comprehensive income            4,934       6,333
      Treasury stock, at cost                              (9)      (2,519)
                                                           --       ------
                          TOTAL SHAREHOLDERS' EQUITY  421,531      396,056
                                                      -------      -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $4,567,899   $4,094,836
                                                   ==========   ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
                                                           Year Ended December 31
                                                  -------------------------------------
                                                   1998           1997           1996
                                                   ----           ----           ----
INTEREST INCOME
 Interest and fees on loans                    $   265,205   $   218,039   $   196,680
 Interest on federal funds sold and other
     short-term investments                          1,472         1,456         1,489
 Interest and dividends on securities:
     Taxable                                        55,550        57,868        48,963
     Exempt from federal taxes                       3,420         3,089         3,509
                                                     -----         -----         -----

                  TOTAL INTEREST INCOME            325,647       280,452       250,641
                                                   -------       -------       -------
INTEREST EXPENSE
 Interest on deposits                              128,976       113,472        96,475
 Interest on short-term borrowings                  10,732         8,911         6,661
 Interest on Federal Home Loan Bank advances        15,646         8,739         9,120
                                                    ------         -----        ------
                 TOTAL INTEREST EXPENSE            155,354       131,122       112,256
                                                   -------       -------       -------

                    NET INTEREST INCOME            170,293       149,330       138,385
PROVISION FOR LOAN LOSSES                           12,156         3,280         2,881
                                                    ------         -----         -----
    NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                     158,137       146,050       135,504
                                                   -------       -------       -------
OTHER INCOME
 Income from mortgage banking operations            14,211        15,133         9,809
 Service charges, commissions, and fees             19,024        16,961        14,804
 Trust department income                             4,581         3,569         3,186
 Security gains                                      2,370            85           465
 Other income                                        1,566         1,320         1,390
                                                     -----         -----         -----
               TOTAL OTHER INCOME                   41,752        37,068        29,654
                                                    ------        ------        ------
OTHER EXPENSE
 Salaries and employee benefits                     69,550        52,272        50,920
 Net occupancy expense                              12,733        11,099        10,466
 Other expense                                      55,681        40,481        42,999
                                                    ------        ------        ------
                   TOTAL OTHER EXPENSE             137,964       103,852       104,385
                                                   -------       -------       -------
INCOME BEFORE INCOME TAXES                          61,925        79,266        60,773

INCOME TAXES                                        17,523        27,005        21,054
                                                    ------        ------        ------
                           NET INCOME          $    44,402   $    52,261   $    39,719
                                               ===========   ===========   ===========
Earnings per common share:
  Basic                                        $      1.04   $      1.24   $      0.94
                                               ===========   ===========   ===========
  Diluted                                      $      1.02   $      1.22   $      0.93
                                               ===========   ===========   ===========
Dividends per common share                     $      0.75   $      0.68   $      0.62
                                               ===========   ===========   ===========
Average outstanding shares:

  Basic                                         42,757,638    42,032,566    42,351,562

  Diluted                                       43,461,222    42,768,461    42,813,415


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                              Common Stock                                Accumulated
                                            -------------------                              Other                     Total
                                                         Par                  Retained    Comprehensive   Treasury  Shareholders'
                                            Shares      Value      Surplus    Earnings       Income         Stock      Equity
                                            -----      ------     --------    --------    --------------  --------  --------------
Balance at January 1, 1996               21,251,010   $ 53,128    $ 82,979    $ 212,218      $2,192        ($1,256)    $349,261

Comprehensive Income:
Net income                                                                       39,719                                  39,719
Other comprehensive income, net of tax
  Unrealized loss on securities of $2,305
  net of reclassification adjustment for
  gains included in net income of $302                                                       (2,003)                     (2,003)
                                                                                                                        -------
Total comprehensive income                                                                                               37,716
Cash dividends ($0.62 per share)                                                            (17,847)                    (17,847)
Fractional shares adjustment                   (145)                    (4)                                                  (4)
Retirement of treasury stock                 (2,550)       (7)         (35)                                     42
Purchase of treasury stock (113,000 shares)                                                                 (3,395)      (3,395)
Common stock options
  exercised (540,473 shares)                156,079       390        1,225          (100)                    2,688        4,203
Pre-merger transactions of
  pooled companies                         (165,094)     (413)      (3,043)       (3,646)                                (7,102)
                                           --------      ----       ------        ------        ---         -------      ------
Balance at December 31, 1996             21,239,300    53,098       81,122       230,344        189         (1,921)     362,832

Comprehensive Income:
Net income                                                                        52,261                                 52,261
Other comprehensive income, net of tax
  Unrealized gain on securities of $6,199
  net of reclassification adjustment for
  gains included in net income of $55                                                         6,144                       6,144
                                                                                                                        -------
Total comprehensive income                                                                                               58,405
Cash dividends ($0.68 per share)                                                 (20,344)                               (20,344)
Purchase of treasury stock (167,100 shares)                                                                  (5,754)     (5,754)
Common stock options
  exercised (484,672 shares)                141,306        353       1,007          (167)                     4,550       5,743
Sale of treasury stock (15,991 shares)                                                                          606         606
Pre-merger transactions of
  pooled companies                          (62,658)      (156)     (1,326)       (3,950)                                (5,432)
Two-for-one stock split effected in the form
  of a 100% stock dividend               21,317,950     53,295                   (53,295)
                                         ----------     ------      ------        -------    ------          ------     -------
Balance at December 31, 1997             42,635,898    106,590      80,803       204,849      6,333          (2,519)    396,056

Comprehensive Income:
Net income                                                                        44,402                                 44,402
Other comprehensive income, net of tax
  Unrealized gain on securities of $335
  net of reclassification adjustment for
  gains included in net income of $1,734                                                     (1,399)                     (1,399)
                                                                                                                        -------
Total comprehensive income                                                                                               43,003
Cash dividends ($0.75 per share)                                                  (28,317)                              (28,317)
Fractional shares adjustment                   (213)                    (7)                                                 (7)
Purchase of treasury stock (137,300 shares)                                                                   (3,610)    (3,610)
Common stock options
  exercised (546,530 shares)                285,148        712       (1,174)         (202)                     5,466      4,802
Sale of treasury stock (37,376 shares)                                                                           654        654
Pre-merger transactions of
  pooled companies                          336,000        840        8,731          (621)                                8,950
                                            -------        ---        -----          ----     ------           -----      -----
Balance at December 31, 1998             43,256,833   $108,142    $  88,353     $ 220,111     $4,934           ($  9)  $421,531
                                         ==========   ========    =========     =========     ======           =====   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
                                                                          Year Ended  December 31
                                                                    ----------------------------------
                                                                    1998           1997           1996
                                                                    ----           ----           ----
OPERATING ACTIVITIES
Net income                                                    $    44,402    $    52,261    $    39,719
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                        12,156          3,280          2,881
  Provision for depreciation                                        7,739          6,590          5,601
  Amortization, net of accretion                                    5,913          2,770          1,029
  (Gain) loss on sales of bank premises and equipment                (116)          (534)           140
  Gain on sales and calls of securities                            (2,370)           (85)          (465)
  Loans originated for sale                                    (1,541,187)      (885,615)      (641,764)
  Proceeds from loans sold                                      1,405,524        869,678        652,123
  Gain on sales of loans                                          (13,910)       (13,925)        (9,108)
  Deferred income tax benefit                                      (2,788)          (555)          (117)
Changes in:
  Trading securities                                                                              5,693
  Loans held for sale                                               5,154         (7,211)       (24,417)
  Interest receivable                                              (6,415)          (563)           441
  Other assets                                                     (7,049)         1,376         (5,539)
  Accrued expenses and other liabilities                           (6,832)         3,545          5,089
                                                                   ------          -----          -----
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (99,779)        31,012         31,306
                                                                  -------         -------         -----

INVESTING ACTIVITIES
  Proceeds from maturities and calls of
    investment securities                                         142,854         77,365         63,049
  Purchases of investment securities                             (110,002)       (67,886)      (132,629)
  Proceeds from sales of securities available for sale                           106,132        174,579
  Proceeds from maturities and calls of
    securities available for sale                                 340,318        155,689        228,551
  Purchases of securities available for sale                     (294,657)      (366,344)      (431,406)
  Proceeds from sales of loans                                    471,978            287            294
  Purchases of loans                                             (943,680)       (46,429)       (16,886)
  Net purchases of bank premises and equipment                     (6,765)        (4,894)        (4,445)
  Net cash received from (paid for) acquired
    subsidiary/branch                                              56,472        (28,929)
  Net change in loans                                              38,249       (143,024)      (183,553)
                                                                   ------       --------       --------
NET CASH USED IN INVESTING ACTIVITIES                            (305,233)      (318,033)      (302,446)
                                                                 --------       --------       --------

FINANCING ACTIVITIES
  Cash dividends paid                                             (24,651)       (19,831)       (16,541)
  Acquisition of treasury stock                                    (3,610)        (5,754)        (3,395)
  Proceeds from exercise of stock options                           4,802          5,743          4,203
  Proceeds from sales of treasury stock                               654            606
  Pre-merger transactions of pooled companies                       8,237         (7,368)        (7,230)
  Repayment of Federal Home Loan Bank borrowings                 (227,164)      (281,359)      (415,007)
  Proceeds from Federal Home Loan Bank borrowings                 342,240        324,940        473,416
  Purchase of fractional shares                                        (7)                           (4)
Changes in:
  Time deposits                                                   129,364        170,481        153,249
  Other deposits                                                  108,057         87,192         46,986
  Federal funds purchased, securities sold under
    agreements to repurchase and other borrowings                  18,360         37,982         39,566
                                                                   ------         ------         ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         356,282        312,632        275,243
                                                                  -------        -------        -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (48,730)        25,611          4,103

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    190,028        164,417        160,314
                                                                  -------        -------        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $141,298    $   190,028    $   164,417
                                                                 ========    ===========    ===========

See notes to consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                UNITED BANKSHARES, INC. AND SUBSIDIARIES

                            December 31, 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. The principal markets of United Bankshares, Inc. and subsidiaries (United) are located in Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia and Arlington, Fairfax, Loudoun and Prince William counties, Virginia. United's principal business activities are community banking and mortgage banking.

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

Securities: Management determines the appropriate classification of securities at the time of purchase. Debt securities that United has the positive intent and the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of other comprehensive income, net of deferred income taxes.

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

The principal source of revenue from United's mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans, if any;
(iii) interest earned on mortgage loans during the period that they are held by United pending sale; (iv) loan servicing fees; and (v) gain or loss on the close-out of the hedge instrument used to offset the risk that changes in interest rate may have on the value of United's mortgage loan inventory.

Loans Held for Sale: Loans held for sale consist of one-to-four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

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

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. The amount allocated to a specific loan is based upon management's estimate of the borrowers' ability to repay, the collateral securing the credit and other borrower specific factors that may impact collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools using management's internal risk ratings. Allocations for these commercial pools are determined based upon historical loss experience adjusted for current conditions. Allocations for loans, other than commercial loans, are developed on a total portfolio level based upon historical loss experience adjusted for current conditions. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

The unallocated component of the allowance provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. The amounts allocated to specific credits, and the unallocated component of the allowance are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. This evaluation is inherently subjective and requires management to make estimates of the amounts and timing of future cash flows.

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

Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a 7 to 10 year period. The excess of the purchase price over the fair market value of the net assets of the banks acquired (goodwill) is being amortized on a straight-line basis over 15 to 20 years. The carrying amount of intangible assets is evaluated if facts and circumstances suggest that they may be impaired. If this evaluation indicates that intangible assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of intangible assets will be reduced.

At December 31, 1998 and 1997, deposit base intangibles and goodwill approximated $45,197,000 and $39,175,000 net of accumulated amortization of approximately $18,698,000 and $14,368,000.

Trust Assets and Income: Assets held in a fiduciary or agency capacity for customers are not included in the balance sheets since such items are not assets of the company. Trust income is reported on a cash basis. Reporting such income on an accrual basis would not materially affect United's consolidated financial position or its results of operations as reported herein.

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock which would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 703,584, 735,895 and 461,853 shares in 1998, 1997 and 1996, respectively.

Operating Segments - United operates in the community banking and mortgage banking businesses. Business results are based upon United's management accounting practices and as provided to the chief operating decision maker for determination of resource allocation and performance.

New Accounting Standards: In June 1997, the Financial Accounting
Standards Board (FASB) issued Statement No. 130, (SFAS No. 130),
"Reporting Comprehensive Income" which requires companies to report and display comprehensive income and its components. United adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations.

In June 1997, the FASB issued Statement No. 131, (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. United adopted the provisions of this statement for 1998 annual reporting. These disclosure requirements had no impact on financial position or results of operations.

In June 1998, the FASB issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for United beginning on January 1, 2000. This standard, when implemented, is not expected to materially impact the reported financial position or results of operations of United.

During 1998, the FASB issued Statement No. 134, (SFAS No. 134), "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking

Enterprise" (an amendment of Statement No. 65). SFAS No. 134 requires companies to classify all mortgage-backed securities or other interests in the form of a security retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that a company commits to sell before or during the securitization process must be classified as trading securities. Management does not believe that this statement will have a material impact on results of operations or the financial position of United.

NOTE B--MERGERS AND ACQUISITIONS

On October 1, 1998, United consummated its merger with Fed One Bancorp, Inc., Wheeling, West Virginia ("Fed One") in a common stock exchange accounted for under the pooling of interests method of accounting. United exchanged 1.50 shares of United common stock for each of the 2.6 million common shares of Fed One or approximately 3.9 million shares. As of the date of merger, Fed One reported total assets of $373 million, total net loans of $163 million, deposits of $261 million and shareholders' equity of $50 million. All statements and notes thereto have been restated to give effect to the merger of United and Fed One as though they had always been combined.

The following represents unaudited selected pro forma financial information regarding the effects of the transactions as though United, and Fed One had been combined for all periods presented:


                                                                        United
      (In thousands, except per share data)                              and
                                                             Fed       Fed One
                                                   United    One       Combined
                                                  -------  ------    ----------
Nine Months Ended September 30, 1998
      Net interest income                        $117,582  $8,277    $  125,859
      Net income                                   36,222   2,087        38,309
      Earnings per common share:
        Basic                                    $   0.93  $ 0.91    $     0.90
        Diluted                                  $   0.91  $ 0.86    $     0.88

          1997
      Net interest income                        $137,698 $11,632    $  149,330
      Net income                                   49,019   3,242        52,261
      Earnings per common share:
        Basic                                    $   1.27  $ 1.43    $     1.24
        Diluted                                  $   1.25  $ 1.36    $     1.22

         1996
      Net interest income                        $126,636 $11,749    $  138,385
      Net income                                   37,395   2,324        39,719
      Earnings per common share:
        Basic                                    $   0.97  $ 0.97    $     0.94
        Diluted                                  $   0.96  $ 0.94    $     0.93

The data set forth above is not necessarily indicative of the results of operations or the combined financial position of United that would have resulted had the merger been consummated at the beginning of the applicable periods indicated, nor is it necessarily indicative of the results of operations in future periods or the future financial position of the combined entities.

On April 2, 1998, United consummated its merger with George Mason Bankshares, Inc., Fairfax, Virginia ("George Mason") in a common stock exchange accounted for under the pooling of interests method of accounting. United exchanged 1.70 shares of United common stock for each of the 5.3 million common shares of George Mason or approximately 9.0 million shares, adjusted for cash paid in lieu of fractional shares. As of the date of merger, George Mason reported total assets of $1.02 billion, total net loans of $600 million, deposits of $840 million and shareholders' equity of $79 million. United's historical financial information has been restated for the George Mason merger and this is reflected in the "United" information presented herein.

In the second and fourth quarters of 1998, as a direct result of the George Mason and Fed One acquisitions, United recorded merger-related costs of $13.7 million ($8.2 million after tax). The charges to operating expenses consisted of employee benefit obligations, costs to eliminate duplicate facilities and equipment, contract terminations, conversion costs and professional fees.

The merger-related charges consisted of:

  (In thousands)                                     1998
                                                     ----
        Contract termination costs               $  3,747
        Conversion expenses                         3,333
        Duplicate facilities and equipment          2,488
        Employee benefit obligations                2,182
        Professional fees                           1,411
        Other expenses                                496
                                                      ---
        Total merger-related charges             $ 13,657
                                                 --------

During 1998, $13.7 million of merger-related costs were incurred and charged against the accrual.

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

NOTE C--INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                          December 31, 1998
                           ------------------------------------------------
(In thousands)                           Gross       Gross      Estimated
                           Amortized   Unrealized  Unrealized      Fair
                             Cost         Gains     Losses        Value
                           ---------   ---------- -----------   --------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies              $198,151   $  1,335   $    162      $199,324
State and political
  subdivisions                27,474        194        188        27,480
Mortgage-backed
  securities                 279,618      2,860        262       282,216
Marketable equity
  securities                   9,211      4,104        239        13,076
Other                         43,120                    51        43,069
                              ------     ------         --        ------
Total                       $557,574   $  8,493   $    902      $565,165
                            ========   ========   ========      ========



                                               December 31, 1997
                                 -----------------------------------------
(In thousands)                              Gross      Gross     Estimated
                                Amortized Unrealized Unrealized    Fair
                                   Cost     Gains     Losses      Value
                                --------- ---------- ----------  ---------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                 $191,473   $    595   $    293   $191,775
State and political
  subdivisions                    4,093        106                 4,199
Mortgage-backed
  securities                    379,452      3,099        393    382,158
Marketable equity
  securities                      4,730      6,977                11,706
Other                            22,161                    80     22,081
                                 ------      -----         --     ------

Total                          $601,909   $ 10,777    $    767  $611,919
                               ========   ========    ========   ========

The amortized cost and estimated fair value of securities available for sale at December 31, 1998 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Estimated
     (In thousands)                          Amortized        Fair
                                                Cost          Value
                                              --------      --------
     Due in one year or less                  $ 38,072      $ 38,321
     Due after one year through five years     113,410       114,343
     Due after five years through ten years    123,793       124,204
     Due after ten years                       273,088       275,221
     Marketable equity securities                9,211        13,076
                                                 -----        ------
         Total                                $557,574      $565,165
                                              ========      ========

The table above includes $282,216,000 of mortgage-backed securities at estimated fair value with an amortized cost of $279,618,000. Maturities of mortgage-backed securities are based upon the estimated average life.

Gross realized gains and losses from sales of securities available for sale were $3,020,000 and $354,000; $115,000 and $30,000; and $829,000 and $364,000,
respectively, in 1998, 1997 and 1996.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:
                                          December 31, 1998
                           -------------------------------------------
(In thousands)                         Gross       Gross     Estimated
                          Amortized   Unrealized  Unrealized    Fair
                           Cost        Gains        Losses     Value
                          ---------  -----------   --------- ---------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies             $121,474    $1,225   $    99    $122,600
State and political
  subdivisions               82,011     2,929       241      84,699
Mortgage-backed
  securities                139,002     1,506       121     140,387
Other                        19,664         8         5      19,667
                           --------    ------   -------    --------

Total                      $362,151    $5,668   $   466    $367,353
                           ========    ======   =======    ========


                                           December 31, 1997
                            -------------------------------------------
(In thousands)                         Gross       Gross     Estimated
                           Amortized Unrealized  Unrealized     Fair
                             Cost      Gains       Losses      Value
                           --------- ----------  ---------  -----------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies             $123,186    $  784   $    78    $123,892
State and political
  subdivisions               51,560     2,143        21      53,682
Mortgage-backed
  securities                212,254     2,807       456     214,605
Other                         7,816                           7,816
                           --------    ------   -------    --------

Total                      $394,816    $5,734   $   555    $399,995
                           ========    ======   =======    ========

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1998 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                         Estimated
     (In thousands)                        Amortized        Fair
                                              Cost          Value
                                           ----------     -----------
     Due in one year or less                 $ 17,218     $ 17,349
     Due after one year through five years     68,758       69,661
     Due after five years through ten years   117,860      120,026
     Due after ten years                      158,315      160,317
                                              -------      -------

         Total                               $362,151     $367,353
                                             ========     ========

The table above includes $140,387,000 of mortgage-backed securities at estimated fair value with an amortized cost of $139,002,000 at December 31, 1998. Maturities of the mortgage-backed securities are based upon the estimated average life.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $414,275,000 and $428,806,000 at December 31, 1998 and 1997, respectively.


NOTE D--LOANS

Major classifications of loans are as follows:

      (In thousands)                   December 31
                                   -------------------
                                    1998         1997
                                    ----         ----

Commercial, financial, and
  agricultural                $  508,601   $  487,706
Real estate:
  Single family residential    1,076,277    1,164,170
  Commercial                     574,666      492,265
  Construction                   141,026      140,665
  Other                           45,290       47,148
Installment                      313,464      364,951
                                 -------      -------
Total gross loans             $2,659,324   $2,696,905
                              ==========   ==========

The table above does not include loans held for sale of $720,607,000 and $97,619,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, United recorded a charge of $9,664,000 to reduce the carrying value of those loans to the lower of cost or market.

An analysis of the allowance for loan losses follows:

      (In thousands)                      Year Ended December 31
                                       ---------------------------
                                          1998      1997      1996
                                       -------   --------   ------
Balance at beginning of year           $31,936   $29,376   $29,531
Allowance of purchased subsidiaries                2,695
Provision for loan losses               12,156     3,280     2,881
                                        ------     -----     -----
                                        44,092    35,351    32,412
                                        ------    ------    ------
Loans charged off                        6,270     4,235     3,915
Recoveries                               1,367       820       879
                                         -----       ---       ---
Net charge offs                          4,903     3,415     3,036
                                         -----     -----     -----
     Balance at end of year            $39,189   $31,936   $29,376
                                       =======   =======   =======

United has commercial loans, including real estate and owner occupied, income producing real estate and land development loans, of approximately $1,083,267,000 and $979,971,000 as of December 31, 1998 and 1997, respectively.
The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

At December 31, 1998, the recorded investment in loans that were considered to be impaired was $10,924,000 (of which $9,139,000 was on a nonaccrual basis). Included in this amount was $4,966,000 of impaired loans for which the related allowance for credit losses was $774,000 and $5,958,000 of impaired loans that did not have an allowance for credit losses. At December 31, 1997, the recorded investment in loans that were considered to be impaired was $14,261,000 (of which $5,815,000 was on a nonaccrual basis). Included in this amount was $6,365,000 of impaired loans for which the related allowance for credit losses was $1,596,000 and $7,896,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996 was approximately $10,343,000, $13,264,000 and
$12,005,000, respectively.

The amount of interest income that would have been recorded on impaired loans under the original terms was $1,809,000, $1,710,000 and $1,708,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the years ended December 31, 1998, 1997 and 1996, United recognized interest income on those impaired loans of approximately $461,000, $1,008,000 and $816,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

United's subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $123,262,000 and $106,019,000 at December 31, 1998 and 1997, respectively.
During 1998, $65,970,000 of new loans were made, repayments totaled $41,022,000, and other changes due to the change in composition of United's board members and executive officers approximated $7,705,000.

NOTE E--BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

                                           December 31
                                       ------------------
(In thousands)                          1998       1997
                                        ----       ----
Land                                 $ 11,537   $ 11,144
Buildings and improvements             47,546     49,643
Leasehold improvements                 10,587      5,798
Furniture, fixtures, and equipment     46,987     44,661
                                      -------    -------
                                      116,657    111,246
Less allowance for depreciation
  and amortization                     61,711     55,872
                                      -------    -------
Net bank premises and equipment      $ 54,946   $ 55,374
                                     ========   ========

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases pro-

NOTE E--BANK PREMISES AND EQUIPMENT AND LEASES

vide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $5,129,000, $4,417,000 and $4,010,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 1998, consisted of the following:

                       Year                            Amount
                       ----                           -------
                         (In thousands)
                       1999                           $ 3,821
                       2000                             3,347
                       2001                             3,146
                       2002                             2,505
                       2003                             1,301
                       Thereafter                       2,451
                                                        -----
                       Total minimum lease payments   $16,571
                                                      =======

NOTE F--DEPOSITS

The book value of deposits consisted of the following:

            (In thousands)                          December 31
                                              ---------------------
                                                1998         1997
                                              ---------    ---------
            Noninterest-bearing checking    $  542,987   $  502,517
            Interest-bearing checking          119,146      128,636
            Regular savings                    435,767      457,336
            Money market accounts              664,913      519,088
            Time deposits under $100,000     1,463,505    1,271,732
            Time deposits over $100,000        266,740      306,654
                                               -------      -------
                        Total deposits      $3,493,058   $3,185,963
                                            ==========   ==========

Interest paid on deposits and borrowings approximated $153,283,000, $129,219,000 and $111,139,000 in 1998, 1997 and 1996, respectively.

At December 31, 1998, the scheduled maturities of time deposits are as follows:



                       Year                     Amount
                       ----                  ----------
                            (In thousands)
                       1999                  $1,179,726
                       2000                     462,847
                       2001                      43,978
                       2002                      23,015
                       2003 and thereafter       20,679
                                                 ------
                         Total               $1,730,245
                                             ==========

United's subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $20,066,000 and $25,878,000 at December 31, 1998 and 1997, respectively.

NOTE G--BORROWINGS

United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single family residential mortgage loans. At December 31, 1998, United had approximately $461,205,000 of additional available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At December 31, 1998, $105,000,000 of FHLB advances with an interest rate of 5.00% had an overnight maturity. Additionally, $240,867,000 of FHLB advances with a weighted average interest rate of 5.18% are scheduled to mature from one to twenty years.

United also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $261,500,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

At December 31, 1998 and 1997, borrowings and the related weighted average interest rate were as follows:

                                      1998                         1997
                              ----------------------     ---------------------
                                            Weighted                  Weighted
 (In thousands)                              Average                  Average
                              Amount          Rate       Amount         Rate
                              ------        --------     ------       --------
Federal funds purchased      $  7,260          5.56%   $ 40,961         6.58%
Securities sold under
  agreements to repurchase    236,535          4.59%    184,718         4.53%
FHLB advances                 345,867          5.12%    230,791         6.27%
Other                           5,244          3.60%      5,000         5.22%
                                -----                     -----
      Total                  $594,906                 $ 461,470
                             ========                 =========

Information concerning securities sold under agreements to repurchase (in thousands)is summarized as follows:


                                                  1998      1997
                                                  ----      ----
Average balance during the year                $201,475   $167,688
Average interest rate during the year              4.66%      4.04%
Maximum month-end balance during the year      $236,535   $215,205

NOTE H--INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)               Year Ended December 31
                          ----------------------------
                          1998        1997        1996
                          ----        ----        ----
Current expense:
  Federal             $ 18,906    $ 26,324    $ 19,639
  State                  1,405       1,236       1,532
Deferred benefit:
  Federal and State     (2,788)       (555)       (117)
                        ------        ----        ----
Income taxes          $ 17,523    $ 27,005    $ 21,054
                      ========    ========    ========

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:


                                                           Year Ended December 31
                                           -------------------------------------------------------
(In thousands)                                       1998            1997               1996
                                            ------------------   --------------   ----------------
                                            Amount          %    Amount     %      Amount     %
                                            -------      -----   ------   -----   -------    -----
Tax on income before taxes
at statutory federal rate                 $ 21,674       35.0%  $ 27,743  35.0%   $21,270    35.0%

Plus: State income taxes
net of federal tax
benefits                                       913        1.5        820    1.0       996     1.6
                                               ---        ---        ---    ---       ---     ---
                                            22,587       36.5     28,563   36.0    22,266    36.6
Increase (decrease) resulting from:
   Tax-exempt interest
     income                                 (2,201)      (3.6)    (1,898)  (2.4)   (1,855)   (3.1)
   Nontaxable distributions
     from reorganizations                   (5,775)      (9.3)
   Intangible amortization                   1,152        1.9        668    0.8       643     1.1
   Other items-net                           1,760        2.8       (328)  (0.4)
                                             -----        ---       ----   ----   -------    ----
         Income taxes                      $17,523       28.3%   $27,005   34.1%  $21,054    34.6%
                                           =======       ====    =======   ====   =======    ====



Federal income tax expense applicable to securities transactions approximated $830,000 in 1998, $29,000 in 1997 and $180,000 in 1996.

Income taxes paid approximated $25,387,000, $27,315,000 and $18,772,000 in 1998,
1997 and 1996, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of United's deferred tax assets and liabilities (included in other assets) at December 31, 1998 and 1997 are as follows:

           (In thousands)                       1998            1997
                                                ----            ----
           Deferred tax assets:
            Allowance for loan losses         $14,266         $11,299
            Accrued benefits payable            1,539           1,725
            Other accrued liabilities           4,449           3,850
            Other real estate owned               639             117
            Other                                 103             118
                                                  ---             ---
               Total deferred tax assets       20,996          17,109
                                               ------          ------

           Deferred tax liabilities:
            Premises and equipment              2,660           2,965
            Core deposit intangibles              574             832
            Income tax allowance for
              loan losses                       1,305           1,462
            Deferred mortgage points            1,920           1,663
            Securities available for sale       2,657           3,409
            Other                               2,356             794
                                                -----             ---
               Total deferred tax
                 liabilities                   11,472          11,125
                                               ------          ------
           Net deferred tax assets            $ 9,524         $ 5,984
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

Net periodic pension cost included the following components:

(In thousands)                            Year Ended December 31,
                                      ----------------------------
                                        1998       1997       1996
                                      ------     ------    -------
Service cost                         $   799    $   739    $   861
Interest cost                          1,609      1,451      1,439
Expected return on plan assets        (2,121)    (1,939)    (1,767)
Amortization of transition asset        (131)      (131)      (131)
Amortization of prior service cost        63         63         63
                                          --         --         --
Net periodic pension cost            $   219    $   183    $   465
                                     =======    =======    =======

A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

(In thousands)                                  December 31
                                             ----------------
                                             1998        1997
                                             ----        ----

 Benefit obligation at beginning
  of year                                $ 21,910    $ 21,169

     Service cost                             799         739
     Interest cost                          1,609       1,452
     Actuarial(gain)loss                    2,183        (706)
     Benefits paid                           (848)       (744)
                                             ----        ----
 Benefit obligation at end of year         25,653      21,910

 Fair Value of plan assets at
   beginning of year                       27,040      23,109

     Actual return on plan assets           4,817       4,402
     Employer contribution                                273
     Benefits paid                           (848)       (744)
                                             ----        ----
 Fair Value of plan assets at
   end of year                             31,009      27,040

 Funded status                              5,356       5,130

     Unrecognized net actuarial gain       (5,785)     (5,318)
     Unrecognized prior service cost          262         325
     Unrecognized net transition asset       (564)       (695)
                                             ----        ----
Accrued pension liability included in
   other liabilities                     $   (731)   $   (558)
                                         ========    ========

At December 31, 1998, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.0% and 4.5%. At December 31, 1997, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.25% and 4.5%. The weighted average expected long-term rate of return on United's plan assets was 9.00% for the years ended December 31, 1998, 1997 and 1996.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. All employees who complete one year of service are eligible to participate in the Plan. Each participant may contribute from 1% to 10% of pre-tax earnings to his or her account which may be invested in any of four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the next 2% of salary deferred with United common stock. Vesting is 100% for employee deferrals and the United match at the time the employee makes his/her deferral. United's expense relating to the Plan approximated $1,175,000, $1,285,000 and $925,000 in 1998, 1997 and 1996, respectively.

The assets of United's defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 1998, the combined plan assets included 790,643 shares of United common stock with an approximate fair value of $20,952,000. Dividends paid on United common stock held by the plans approximated $562,000 for the year ended December 31, 1998.

United has certain other deferred compensation plans covering various key employees. Periodic charges are made to operations so that the present value of the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has various incentive stock option plans for key employees, the 1988, 1991 and 1996 plans. The plans provide for the granting of stock options of up to 200,000, 1,000,000 and 1,200,000 shares of common stock, respectively. No further grants will be made under the 1988 and 1991 plans. At December 31, 1998, 527,100 options were available for future grant under the 1996 plan. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United's common stock on the date of grant. Accordingly, no compensation expense is recognized for these options.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Options Outstanding       Options Exercisable
---------------------------------------------------------------------------------------
                                    Weighted-
                                    Average       Weighted-                 Weighted-
                                    Remaining     Average                    Average
Range of                Number      Contractual   Exercise       Number     Exercise
Exercise Prices      Outstanding      Life         Price       Exercisable    Price
----------------------------------------------------------------------------------------
$ 2.98 to $ 27.00      1,632,291     6 years       $14.88       1,275,776    $12.04

The following is a summary of activity of United's Incentive Stock Option Plans:

                                      Stock          Range of
                                     Options      Exercise Prices
                                     --------    -----------------
Outstanding at January 1, 1996      2,171,821   $   15.00   $ 2.98
Granted                               441,910       14.88     9.79
Exercised                             540,473       13.50     2.98
Forfeited                              18,430       15.00     2.98
                                    ---------
Outstanding at December 31, 1996    2,054,828       15.00     2.98
Granted                               445,488       22.00    12.58
Exercised                             484,672       15.00     2.98
Forfeited                              46,600       15.00     6.96
                                    ---------
Outstanding at December 31, 1997    1,969,044       22.00     2.98
Granted                               236,600       27.00
Exercised                             546,530       22.00     2.98
Forfeited                              26,823       22.00    14.88
                                    ---------
Outstanding at December 31, 1998    1,632,291   $   27.00   $ 2.98
                                    =========
Exercisable at:
December 31, 1996                   1,538,784      $15.00   $ 2.98
December 31, 1997                   1,504,863      $15.00   $ 2.98
December 31, 1998                   1,275,776      $22.00   $ 2.98

Because the exercise price of the option granted is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following pro forma disclosures present United's net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method


                                                 Year Ended December 31,
                                               --------------------------
                                               1998       1997       1996
                                               ----       ----       ----
Pro forma net income                         $44,187    $52,039    $39,485
Pro forma diluted earnings per share           $1.02      $1.22      $0.92

The estimated fair value of the options at the date of grant was $5.73, $3.96, and $2.53 for the options granted during 1998, 1997, and 1996, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 4.76%, 6.44%, and 6.78%; dividend yields of 3.04%, 3.08%, and 4.10%; volatility factors of the expected market price of United's common stock of 0.210, 0.185, and 0.185; and a weighted average expected option life of 7 years.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $892,388,000 and $670,369,000 of loan commitments outstanding as of December 31, 1998 and 1997, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $54,408,000 and $50,769,000 as of December 31, 1998 and 1997, respectively.

At December 31, 1997, United had open commitments amounting to approximately $2,000,000 to sell mortgage-backed securities with varying settlement dates that did not extend beyond March 1998. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory, net of gains or losses of associated hedge positions.

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

NOTE K - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
         INFORMATION

CONDENSED BALANCE SHEETS

(In thousands)                                        December 31
                                                   ----------------
                                                   1998       1997
                                                   ----       ----
Assets
  Cash                                          $ 26,459   $  6,834
  Securities available for sale                   13,076     16,742
  Securities held to maturity                      2,178      1,521
  Investment in subsidiaries:
     Bank subsidiaries                           378,912    366,705
     Non-bank subsidiaries                         1,347      1,303
  Loans                                           12,836     14,300
  Other assets                                     1,897      1,297
                                                   -----      -----
   Total Assets                                 $436,705   $408,702
                                                --------   --------

Liabilities and Shareholders' Equity
  Accrued expenses and other liabilities        $ 15,174   $ 12,646
Shareholders' equity (including a net
  unrealized holding gain of $4,934 and
  $6,333 on securities available for sale at
  December 31, 1998 and 1997, respectively)      421,531    396,056
                                                 -------    -------
   Total Liabilities and Shareholders' Equity   $436,705   $408,702
                                                ========   ========


CONDENSED STATEMENTS OF INCOME

(In thousands)                                     Year Ended December 31
                                                ---------------------------
                                                1998       1997        1996
                                                ----       ----        ----
Income
  Dividends from bank subsidiaries          $ 40,558   $ 69,637    $ 17,847
  Interest and fees on loans                   1,394         85
  Management fees:
   Bank subsidiaries                           3,928      3,476       3,467
   Non-bank subsidiaries                          12         12          12
  Other income                                 2,937        707         557
                                               -----        ---         ---
Total Income                                  48,829     73,917      21,883

Expenses
  Operating expenses                           7,337      5,516       4,725
                                               -----      -----       -----
    Income Before Income Taxes and Equity
     In Undistributed Net Income (Excess
     Dividends) of Subsidiaries               41,492     68,401      17,158
Applicable income tax expense (benefit)          105       (424)        (12)
                                                 ---       ----         ---
    Income Before Equity in Undistributed
     Net Income (Excess Dividends) of
     Subsidiaries                             41,387     68,825      17,170
Equity in undistributed net income
   (excess dividends) of subsidiaries:
    Bank subsidiaries                          2,971    (16,603)     22,509
    Non-bank subsidiaries                         44         39          40
                                                  --         --          --

Net Income                                  $ 44,402   $ 52,261    $ 39,719
                                            ========   ========    ========

NOTE K - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
         INFORMATION - continued

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)                                                            Year Ended December 31
                                                                     ------------------------------
                                                                      1998        1997        1996
                                                                      ----        ----        ----

Operating Activities
  Net income                                                       $ 44,402    $ 52,261    $ 39,719
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in (undistributed net income)
      excess dividends of subsidiaries                               (3,015)     16,564     (22,549)
     Depreciation and net amortization                                   10          11          26
     Net gain on sales of investment
      securities                                                     (2,912)                    (24)
  Net change in other assets and liabilities                           (771)      2,276        (106)
                                                                       ----       -----        ----
Net Cash Provided by Operating Activities                            37,714      71,112      17,066
                                                                     ------      ------      ------
Investing Activities
  Net proceeds from maturities (purchases)
    of securities                                                     3,563      (1,346)      1,585
  Purchase of loans                                                             (14,300)
  Principal repayments on loans                                       1,464
  (Increase) decrease in investment in
    subsidiaries                                                     (8,541)      2,576       3,496
  Cash paid in acquisition of subsidiary                                        (37,562)
                                                                    -------     -------       ------
Net Cash (Used in) Provided by Investing
  Activities                                                         (3,514)    (50,632)      5,081
                                                                     ------     -------       -----
Financing Activities
  Cash dividends paid                                               (24,651)    (19,831)    (16,541)
  Acquisition of treasury stock                                      (3,610)     (5,754)     (3,395)
  Proceeds from the sale of treasury stock                              654         606
  Proceeds from exercise of stock options                             4,802       5,743       4,203
  Pre-merger transactions of pooled companies                         8,237      (7,368)     (7,230)
  Purchase of fractional shares                                          (7)                     (4)
                                                                     -------      ------     -------

Net Cash Used in Financing Activities                               (14,575)     (26,604)    (22,967)
                                                                    -------      -------     -------

Increase (decrease) in Cash and Cash
  Equivalents                                                        19,625      (6,124)       (820)

Cash and Cash Equivalents at Beginning
  of Year                                                             6,834      12,958      13,778
                                                                      -----      ------      ------

Cash and Cash Equivalents at End of Year                           $ 26,459    $  6,834    $ 12,958
                                                                   ========    ========    ========

NOTE L--OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

                                                     Year Ended December 31
                                                 -------------------------------
(In thousands)                                     1998        1997        1996
                                                   ----        ----        ----
Other expense:
  Data processing                              $  5,710    $  3,659    $  4,021
  FDIC insurance expense                            576         366       3,080
  Legal and consulting                            2,909       1,931       2,954
  Advertising                                     3,011       2,856       3,100
  Goodwill amortization                           4,395       3,063       2,247
  Equipment expense                              10,188       6,622       5,973

NOTE M--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1998, was approximately $38,987,000.

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

During 1999, the retained net profits available for distribution to United Bankshares, Inc., as dividends without regulatory approval, are approximately $13,195,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries' capital and surplus, as defined, or $37,702,000 at December 31, 1998, and must be secured by qualifying collateral.

United's subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Pursuant to capital adequacy guidelines, United's subsidiary banks must meet specific capital guidelines that involve various quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. United's subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. At of December 31, 1998, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 1998, the most recent notification from its regulators, United and its subsidiary banks were categorized as well capitalized. To be categorized as well capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United's well capitalized status.

United's and its subsidiary bank's, United National Bank and United Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.

                                                               For Capital            To Be Well
                                             Actual          Adequacy Purposes       Capitalized
                                        ----------------     ------------------   ------------------
                                        Amount    Ratio      Amount   Ratio       Amount      Ratio
                                        ------   -------     ------   ------      ------       -----
                                                                      C>

AS OF DECEMBER 31, 1998:

 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                $411,096     12.6%    $260,382   >=8.0%    $325,478     >=10.0%
     United National Bank              255,053     11.0%     184,828   >=8.0%     231,035     >=10.0%
     United Bank                       112,556     12.2%      73,855   >=8.0%      92,318     >=10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                 371,907     11.4%     130,191   >=4.0%     195,287     >=6.0%
     United National Bank              228,927      9.9%      92,414   >=4.0%     138,621     >=6.0%
     United Bank                       101,016     10.9%      36,927   >=4.0%      55,391     >=6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                 371,907      8.5%     176,362   >=4.0%     220,453     >=5.0%
     United National Bank              228,927      7.4%     123,510   >=4.0%     154,388     >=5.0%
     United Bank                       101,016      7.3%      55,334   >=4.0%      69,167     >=5.0%

AS OF DECEMBER 31, 1997:

 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                $383,320     14.1%    $217,765   >=8.0%    $272,206     >=10.0%
     United National Bank              241,783     13.5%     142,930   >=8.0%     178,662     >=10.0%
     United Bank                       106,770     11.7%      72,845   >=8.0%      91,056     >=10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                 351,384     12.9%     108,882   >=4.0%     163,323     >=6.0%
     United National Bank              219,846     12.3%      71,465   >=4.0%     107,197     >=6.0%
     United Bank                        97,004     10.7%      36,423   >=4.0%      54,634     >=6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                 351,384      9.0%     155,512   >=4.0%     194,390     >=5.0%
     United National Bank              219,846      8.3%     106,007   >=4.0%     132,509     >=5.0%
     United Bank                        97,004      7.6%      51,082   >=4.0%      63,852     >=5.0%

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

Deposits: The fair values of demand deposits (e.g., interest and non-interest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

Federal Home Loan Bank Borrowings: The fair values of United's Federal Home Loan Bank borrowings are estimated using discounted cash flow analyses, based on United's current incremental borrowing rates for similar types of borrowing arrangements

The estimated fair values of United's financial instruments are summarized below:

                                     December 31,1998            December 31,1997
                                -------------------------   -------------------------
(In thousands)                    Carrying       Fair         Carrying        Fair
                                   Amount        Value         Amount         Value
                                -------------------------   -------------------------
Cash and cash equivalents      $  141,298       $ 141,298   $  190,028     $  190,028
Securities available for sale     565,165         565,165      611,919        611,919
Securities held to maturity       362,151         367,353      394,816        399,995
Loans                           2,652,391       2,736,168    2,689,839      2,777,932
Deposits                        3,493,058       3,505,547    3,185,963      3,184,790
Short-term borrowings             249,039         249,039      230,679        230,679
FHLB borrowings                   345,867         346,134      230,791        230,789

NOTE O--LINE OF BUSINESS REPORTING

The following information is based on United's current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand alone basis. The results are not necessarily comparable with similar information of other companies.

                                                           General
                                 Mortgage     Community   Corporate
(In thousands)                    Banking      Banking    and Other   Consolidated
----------------------------------------------------------------------------------
1998
Net Interest Income            $    2,763    $  165,813   $    1,717    $  170,293
Provision for Loan Losses              25        12,131                     12,156
Net Interest Income after
 Provision for Loan Losses          2,738       153,682        1,717       158,137
Noninterest Income                 24,052        14,727        2,973        41,752
Noninterest Expense                19,872       112,959        5,133       137,964
Income (Loss)
 Before Income Taxes                6,918        55,450         (443)       61,925
Income Tax Expense                  1,878        15,557           88        17,523
Net Income (Loss)                   5,040        39,893         (531)       44,402
Average Total Assets              190,168     4,190,512     (141,872)    4,238,808
----------------------------------------------------------------------------------
1997
Net Interest Income            $    1,979    $  146,045   $    1,306    $  149,330
Provision for Loan Losses              19         3,261                      3,280
Net Interest Income after
 Provision for Loan Losses          1,960       142,784        1,306       146,050
Noninterest Income                 14,403        22,658            7        37,068
Noninterest Expense                14,591        86,123        3,138       103,852
Income (Loss)
 Before Income Taxes                1,772        79,319       (1,825)       79,266
Income Tax Expense (Benefit)          691        26,957         (643)       27,005
Net Income (Loss)                   1,081        52,362       (1,182)       52,261
Average Total Assets              138,363     3,656,891     (112,952)    3,682,302
----------------------------------------------------------------------------------
1996
Net Interest Income            $    2,679    $  134,226   $    1,480    $  138,385
Provision for Loan Losses             (14)        2,895                      2,881
Net Interest Income after
 Provision for Loan Losses          2,693       131,331        1,480       135,504
Noninterest Income                  9,750        19,871           33        29,654
Noninterest Expense                12,154        90,229        2,002       104,385
Income (Loss)
 Before Income Taxes                  289        60,973         (489)       60,773
Income Tax Expense (Benefit)          149        20,985          (80)       21,054
Net Income (Loss)                     140        39,988         (409)       39,719
Average Total Assets              100,858     3,373,117     (121,381)    3,352,594
----------------------------------------------------------------------------------

 General corporate and other includes intercompany eliminations.

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1998 and 1997 is summarized below (dollars in thousands except for per share data):

                            1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
                            -----------   -----------   -----------  -----------
1998
----
Interest income                 $76,259     $80,594       $83,920     $84,874
Interest expense                 36,235      38,331        40,348      40,440
Net interest income              40,024      42,263        43,572      44,434
Provision for loan losses         2,080       5,257         3,316       1,503
Income (loss) from mortgage
 banking operations               5,196       6,392         6,645      (4,022)
Other noninterest income          8,816       5,523         6,825       6,377
Noninterest expense              29,695      40,439        30,988      36,842
Income taxes                      7,840         935         6,397       2,351
Net income (2)                   14,421       7,547        16,341       6,093

Per share data:
---------------
Average shares outstanding (000s):
  Basic                          42,397      42,517        42,590      43,061
  Diluted                        43,271      43,462        43,508      43,771
Net income per share:
  Basic                           $0.34       $0.18         $0.38       $0.14
  Diluted                         $0.33       $0.17         $0.38       $0.14
Dividends per share (1)           $0.18       $0.18         $0.19       $0.20

                            1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
                            -----------   -----------   -----------  -----------
1997
----
Interest income                 $65,220     $67,604       $72,000     $75,628
Interest expense                 29,770      31,405        34,145      35,802
Net interest income              35,450      36,199        37,855      39,826
Provision for loan losses           634         608         1,051         987
Income from mortgage
 banking operations               2,973       2,896         5,533       3,693
Other noninterest income          4,896       5,130         5,878       6,069
Noninterest expense              23,714      23,894        28,073      28,171
Income taxes                      6,286       6,779         6,882       7,058
Net income                       12,685      12,944        13,260      13,372

Per share data:
---------------
Average shares outstanding (000s):
  Basic                          42,067      41,925        41,941      42,123
  Diluted                        42,792      42,583        42,922      42,974
Net income per share:
  Basic                           $0.30       $0.31         $0.32       $0.32
  Diluted                         $0.30       $0.30         $0.31       $0.31
Dividends per share (1)           $0.16       $0.17         $0.17       $0.18

(1) Cash dividends are the amounts declared by United and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

(2) For further information see the related discussion "Quarterly Results" included in Management's Discussion and Analysis.