Form 10-Q
period 1999-03-31
UNITED BANKSHARES INC/WV
filed 1999-05-14
CIK 729986

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                   ----------------------------------

                               FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                    For Quarter Ended MARCH 31, 1999

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


Registrant's Telephone Number, including Area Code: (304) 424-8704

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

Class- Common Stock, $2.50 Par Value; 43,329,521 shares outstanding as of APRIL 30, 1999.

                UNITED BANKSHARES, INC. AND SUBSIDIARIES

                               FORM 10-Q


                           TABLE OF CONTENTS

<CAPTION
                                                                                                     Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets (Unaudited)
  March 31, 1999 and December 31, 1998 .................................................................6

  Consolidated Statements of Income (Unaudited) for the
  Three Months Ended March 31, 1999 and 1998 ...........................................................7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Three Months Ended March 31, 1999 ................................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended March 31, 1999 and 1998 ...................................................9

  Notes to Consolidated Financial Statements ..........................................................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................................17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................................Not Applicable


Item 2. Changes in Securities..............................................................Not Applicable


Item 3. Defaults Upon Senior Securities ...................................................Not Applicable

                UNITED BANKSHARES, INC. AND SUBSIDIARIES

                               FORM 10-Q

                      TABLE OF CONTENTS--CONTINUED

<CAPTION
                                                                                                     Page
Item 4.  Submission of Matters to a Vote
         of Security Holders ..............................................................Not Applicable


Item 5.  Other Information ................................................................Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits required by Item 601 of Regulation S-K


               Exhibit 27 - Financial Data Schedule....................................................28



     (b)  Reports on Form 8-K

               None filed during the period.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED  BANKSHARES, INC.
                                              (Registrant)



Date  May 14, 1999                     /s/ Richard M. Adams
      _____________                    _______________________________
                                       Richard M. Adams, Chairman of
                                       the Board and Chief Executive
                                       Officer


Date  May 14, 1999                      /s/ Steven E. Wilson
      _____________                    _______________________________
                                        Steven E. Wilson, Executive
                                        Vice President, Treasurer,
                                        Secretary and Chief Financial Officer

                                 PART I

                         FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 1999 and December 31, 1998, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 1999 and 1998, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 1999, and the related condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                   MARCH 31    DECEMBER 31
                                                                             1999         1998
                                                                        ----------------------------
ASSETS
Cash and due from banks                                                   $  107,125   $   124,591
Interest-bearing deposits with other banks                                     6,947         6,807
Federal funds sold                                                                           9,900
                                                                        ----------------------------
Total cash and cash equivalents                                              114,072       141,298

Securities available for sale at estimated fair value (amortized
  cost-$1,010,766 at March 31, 1999 and $557,574 at December 31,           1,013,400       565,165
  1998)
Securities held to maturity (estimated fair value-$373,448 at
  March 31, 1999 and $367,353 at December 31, 1998)                          370,576       362,151
Loans held for sale                                                          365,678       720,607
Loans
    Commercial, financial, and agricultural                                  488,584       508,601
    Real estate:
         Single family residential                                         1,089,675     1,076,277
         Commercial                                                          617,430       574,666
         Construction                                                        136,838       141,026
         Other                                                                44,376        45,290
    Installment                                                              311,994       313,464
                                                                           2,688,897     2,659,324
  Less: Unearned income                                                       (6,797)       (6,933)
                                                                        ----------------------------
Loans net of unearned income                                               2,682,100     2,652,391
  Less: Allowance for loan losses                                            (39,039)      (39,189)
                                                                        ----------------------------
Net loans                                                                  2,643,061     2,613,202
Bank premises and equipment                                                   53,496        54,946
Accrued interest receivable                                                   34,661        30,402
Other assets                                                                  81,406        80,128
                                                                        ----------------------------
                                                          TOTAL ASSETS    $4,676,350    $4,567,899
                                                                        ============================

LIABILITIES
Domestic deposits:
  Noninterest-bearing                                                     $  490,687    $  542,987
  Interest-bearing                                                         2,948,046     2,950,071
                                                                        ----------------------------
Total deposits                                                             3,438,733     3,493,058

Borrowings:
  Federal funds purchased                                                     14,573         7,260
  Securities sold under agreements to repurchase                             264,955       236,535
  Federal Home Loan Bank borrowings                                          457,670       345,867
  Other borrowings                                                             3,909         5,244
Accrued expenses and other liabilities                                        69,184        58,404
                                                                        ----------------------------
                                                     TOTAL LIABILITIES     4,249,024     4,146,368

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-
  43,310,100 at March 31, 1999 and 42,256,833 at December 31, 1998,
  including 356 shares in treasury at March 31, 1999 and December 31,
  1998, respectively                                                         108,275       108,142
Surplus                                                                       88,734        88,353
Retained earnings                                                            228,614       220,111
Accumulated other comprehensive income                                         1,712         4,934
Treasury stock, at cost                                                           (9)           (9)
                                                                        ----------------------------
                                            TOTAL SHAREHOLDERS' EQUITY       427,326       421,531
                                                                        ============================
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $4,676,350    $4,567,899
                                                                        ============================

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

 (Dollars in thousands, except per share data)                           THREE MONTHS ENDED
                                                                              MARCH 31
                                                                    ----------------------------
                                                                         1999          1998
                                                                    ----------------------------
INTEREST INCOME
Interest and fees on loans                                               $67,651      $59,925
Interest on federal funds sold and other short-term
  investments                                                                128          465
Interest and dividends on securities:
  Taxable                                                                 16,231       15,102
  Exempt from federal taxes                                                1,494          767
                                                                    ----------------------------
                                 Total interest income                    85,504       76,259

INTEREST EXPENSE
Interest on deposits                                                      31,786       30,697
Interest on short-term borrowings                                          2,854        2,655
Interest on Federal Home Loan Bank advances                                4,893        2,883
                                                                    ----------------------------
                                Total interest expense                    39,533       36,235
                                                                    ----------------------------
                                   Net interest income                    45,971       40,024
Provision for loan losses                                                    764        2,080
                                                                    ----------------------------
   Net interest income after provision for loan losses                    45,207       37,944

OTHER INCOME
Income from mortgage banking operations                                    4,418        5,196
Service charges, commissions, and fees                                     4,439        4,554
Trust department income                                                    1,358        1,009
Security gains                                                                          2,487
Other income                                                                 424          766
                                                                    ----------------------------
                                    Total other income                    10,639       14,012

OTHER EXPENSE
Salaries and employee benefits                                            15,006       15,318
Net occupancy expense                                                      2,974        3,915
Other expense                                                             10,841       10,462
                                                                    ----------------------------
                                   Total other expense                    28,821       29,695
                                                                    ----------------------------
                            Income before income taxes                    27,025       22,261

Income taxes                                                               9,864        7,840
                                                                    ----------------------------
                                            Net income                   $17,161      $14,421
                                                                    ============================
Earnings per common share:
  Basic                                                                   $0.40         $0.34
                                                                    ============================
  Diluted                                                                 $0.39         $0.33
                                                                    ============================

Dividends per common share                                                $0.20         $0.18
                                                                    ============================

Average outstanding shares:
  Basic                                                               43,277,765   42,397,282
  Diluted                                                             43,961,407   43,270,862

SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)


                                                                      THREE MONTHS ENDED MARCH 31, 1999
                                       -------------------------------------------------------------------------------------
                                           COMMON STOCK                                ACCUMULATED
                                       ---------------------                              OTHER                   TOTAL
                                                        PAR                RETAINED   COMPREHENSIVE  TREASURY  SHAREHOLDERS'
                                          SHARES       VALUE     SURPLUS   EARNINGS      INCOME        STOCK      EQUITY
                                       -------------------------------------------------------------------------------------
Balance at January 1, 1999             43,256,833    $ 108,142   $88,353   $220,111      $4,934        $(9)      $421,531

Comprehensive income:
  Net income                                    -            -         -     17,161           -          -         17,161
  Other comprehensive income, net
    of tax:
    Unrealized loss on securities of
      $3,222                                    -            -         -          -      (3,222)         -         (3,222)
                                                                                                                 --------
  Total comprehensive income                                                                                       13,939
Cash dividends ($0.20 per share)                -            -         -     (8,658)          -          -         (8,658)
Common stock options exercised
  (53,267 shares)                          53,267          133       381          -           -          -            514
                                       ----------    ---------   -------   --------      ------        ----      --------

Balance at March 31, 1999              43,310,100    $ 108,275   $88,734   $228,614      $1,712        $(9)      $427,326
                                       ==========    =========   =======   ========      ======        ====      ========


SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                 ------------------------
                                                                    1999          1998
                                                                 ------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               $147,083     $ (49,117)
INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities         39,905        46,354
Purchases of investment securities                                 (48,348)      (29,283)
Proceeds from sales of securities available for sale                93,008        26,287
Proceeds from maturities and calls of securities available for         800        54,032
  sale
Purchases of securities available for sale                        (475,922)      (66,653)
Proceeds from sales of loans                                       138,229           124
Purchases of loans                                                              (122,815)
Net purchases of bank premises and equipment                          (931)       (1,755)
Net change in loans                                                 (4,828)       27,062
                                                                 ------------------------

NET CASH USED IN INVESTING ACTIVITIES                             (258,087)      (66,647)

FINANCING ACTIVITIES
Cash dividends paid                                                 (8,596)       (4,930)
Proceeds from exercise of stock options                                514         1,341
Proceeds from sales of treasury stock                                                654
Repayment of Federal Home Loan Bank borrowings                        (538)       (5,345)
Proceeds from Federal Home Loan Bank borrowings                    112,341        46,123
Changes in:
  Deposits                                                         (54,341)       29,958
  Federal funds purchased, securities sold under agreements
       to repurchase and other borrowings                           34,398        (1,926)
                                                                 ------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           83,778        64,036
                                                                 ------------------------

Decrease in cash and cash equivalents                              (27,226)      (51,728)

Cash and cash equivalents at beginning of year                     141,298       190,028
                                                                 ------------------------

Cash and cash equivalents at end of year                          $114,072      $138,300
                                                                 ========================


SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1998 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

In June 1998, the FASB issued Statement No. 133, (SFAS No. 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to recognized in earnings. The provisions of this statement become effective for United beginning January, 1, 2000. This standard, when implemented, is not expected to materially impact the reported financial position or results of operations of United.

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

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                         MARCH 31, 1999
                                       ----------------------------------------------------
                                                       GROSS         GROSS      ESTIMATED
    (IN THOUSANDS)                      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                           COST        GAINS         LOSSES       VALUE
                                       ----------------------------------------------------
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies          $213,953       $  540      $1,255       $213,238
    State and political subdivisions       38,791                      579         38,212
    Mortgage-backed securities            636,522        3,736       2,197        638,061
    Marketable equity securities            9,211        4,199         220         13,190
    Other                                 112,289            -       1,590        110,699
                                       ----------------------------------------------------
    Total                              $1,010,766      $ 8,475      $5,841     $1,013,400
                                       ====================================================

                                                        DECEMBER 31, 1998
                                       ----------------------------------------------------
                                                       GROSS         GROSS      ESTIMATED
    (IN THOUSANDS)                      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                           COST        GAINS         LOSSES       VALUE
                                       ----------------------------------------------------
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies          $198,151     $  1,335        $162       $199,324
    State and political subdivisions       27,474          194         188         27,480
    Mortgage-backed securities            279,618        2,860         262        282,216
    Marketable equity securities            9,211        4,104         239         13,076
    Other                                  43,120            -          51         43,069
                                       ----------------------------------------------------
    Total                                $557,574     $  8,493        $902       $565,165
                                       ====================================================


The cumulative net unrealized holding gain on available for sale securities resulted in an increase to shareholders' equity of $1,712 and $4,934, net of deferred income taxes at March 31, 1999 and December 31, 1998, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 1999 and December 31, 1998, by contractual maturity are shown on the next page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            MARCH 31, 1999               DECEMBER 31, 1998
                                      ----------------------------  ---------------------------
                                                      ESTIMATED                     ESTIMATED
                                        AMORTIZED       FAIR          AMORTIZED       FAIR
                                           COST         VALUE            COST         VALUE
                                      ----------------------------  ---------------------------
    Due in one year or less             $  33,424     $  33,575       $  38,072     $  38,321
    Due after one year through five        91,310        91,609         113,410       114,343
    years
    Due after five years through ten      192,192       191,357         123,793       124,204
    years
    Due after ten years                   684,629       683,669         273,088       275,221
    Marketable equity securities            9,211        13,190           9,211        13,076
                                      ----------------------------  ---------------------------
    Total                              $1,010,766    $1,013,400        $557,574      $565,165
                                      =========================================================

The preceding table includes $638,061 and $282,216 of mortgage-backed securities at March 31, 1999 and December 31, 1998, respectively, with an amortized cost of $636,522 and $279,618 at March 31, 1999 and December 31, 1998, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                         MARCH 31, 1999
                                       ----------------------------------------------------
                                                       GROSS         GROSS      ESTIMATED
    (IN THOUSANDS)                      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                           COST        GAINS         LOSSES       VALUE
                                       ----------------------------------------------------
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies          $134,537       $  594        $481       $134,650
    State and political subdivisions       95,467        2,297         792         96,972
    Mortgage-backed securities            120,894        1,377         121        122,150
    Other                                  19,678           11          13         19,676
                                       ----------------------------------------------------
    Total                                $370,576     $  4,279      $1,407       $373,448
                                       ====================================================

                                                        DECEMBER 31, 1998
                                       ----------------------------------------------------
                                                       GROSS         GROSS      ESTIMATED
    (IN THOUSANDS)                      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                           COST        GAINS         LOSSES       VALUE
                                       ----------------------------------------------------
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies          $121,474      $1,225        $  99       $122,600
    State and political subdivisions       82,011       2,929          241         84,699
    Mortgage-backed securities            139,002       1,506          121        140,387
    Other                                  19,664           8            5         19,667
                                       ----------------------------------------------------
    Total                                $362,151      $5,668         $466       $367,353
                                       ====================================================

The amortized cost and estimated fair value of securities held to maturity at March 31, 1999, and December 31, 1998, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   MARCH 31, 1999               DECEMBER 31, 1998
                                             ----------------------------  ----------------------------
                                                             ESTIMATED                     ESTIMATED
                                               AMORTIZED       FAIR          AMORTIZED       FAIR
                                                  COST         VALUE            COST         VALUE
                                             ----------------------------  ----------------------------
    Due in one year or less                    $  16,265     $  16,342       $  17,218     $  17,349
    Due after one year through five years         61,757        62,398          68,758        69,661
    Due after five years through ten years       120,502       121,944         117,860       120,026
    Due after ten years                          172,052       172,764         158,315       160,317
                                             ----------------------------  ----------------------------
    Total                                       $370,576      $373,448        $362,151      $367,353
                                             ==========================================================


The preceding table includes $122,150 and $140,387 of mortgage-backed securities at estimated fair value at March 31, 1999 and December 31, 1998, respectively, with an amortized cost of $120,894 and $139,002 at March 31, 1999 and December 31, 1998, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $454,064 and $414,275 at March 31, 1999 and December 31, 1998, respectively.


4.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                                    MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                      1999           1998          1998
                                                                 -------------- ---------------------------
    Loans past due 90 days or more and still accruing interest       $17,851       $  9,528      $ 9,632
    Nonaccrual loans                                                  11,313          9,139        7,950
                                                                 -------------- ---------------------------

    Total nonperforming loans                                        $29,164        $18,667      $17,582
                                                                 ============== ===========================

5.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                              -----------------------------
                                                                  1999           1998
                                                              -------------- --------------
    Balance at beginning of period                                $39,189        $31,936
    Provision charged to expense                                      764          2,080
                                                              -------------- --------------
                                                                   39,953         34,016
    Loans charged-off                                              (1,241)        (1,538)
    Less recoveries                                                   327            197
                                                              -------------- --------------
    Net Charge-offs                                                  (914)        (1,341)
                                                              -------------- --------------
    Balance at end of period                                      $39,039        $32,675
                                                              ============== ==============


The average recorded investment in impaired loans during the quarter ended March 31, 1999 and for the year ended December 31, 1998 was approximately $13,071 and $10,343, respectively. For the quarters ended March 31, 1999 and 1998, United recognized interest income on the impaired loans of approximately $117 and $160, respectively, substantially all of which was recognized using the accrual method of income recognition.

At March 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $15,217 (of which $11,313 were on a nonaccrual basis). Included in this amount is $3,639 of impaired loans for which the related allowance for loan losses is $875 and $11,578 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $515 and $372 for the quarters ended March 31, 1999 and 1998, respectively.


6.  COMMITMENTS AND CONTINGENT LIABILITIES

United and its subsidiaries are currently involved, in the normal course of business, in various legal proceedings. Management is vigorously pursuing all of its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved without material effect on financial position or results of operations.

7.  LINE OF BUSINESS REPORTING

United's principal business activities are community banking and mortgage banking. The following information is based on United's current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand alone basis. The results are not necessarily comparable with similar information of other companies.

                                                                                GENERAL
                                                       MORTGAGE    COMMUNITY   CORPORATE
                                                        BANKING     BANKING    AND OTHER*  CONSOLIDATED
                                                      --------------------------------------------------
                                                                        (IN THOUSANDS)
MARCH 31, 1999
Net interest income                                    $    940   $   44,550   $     481   $   45,971
Provision for loan losses                                    14          750           -          764
Net interest income after provision for loan losses         926       43,800         481       45,207
Noninterest income                                        6,280        5,740      (1,381)      10,639
Noninterest expense                                       4,601       23,724         496       28,821
Income (loss) before income taxes                         2,605       25,816      (1,396)      27,025
Income tax expense                                          951        8,788         125        9,864
Net income (loss)                                         1,654       17,028      (1,521)      17,161
Average total assets                                    210,655    4,597,789    (243,600)   4,564,844

MARCH 31, 1998
Net interest income                                    $    460   $   39,080   $     484   $   40,024
Provision for loan losses                                     -        2,080           -        2,080
Net interest income after provision for loan losses         460       37,000         484       37,944
Noninterest income                                        5,714        5,729       2,569       14,012
Noninterest expense                                       5,363       23,811         521       29,695
Income before income taxes                                  811       18,918       2,532       22,261
Income tax expense                                          314        6,637         889        7,840
Net income                                                  497       12,281       1,643       14,421
Average total assets                                    156,492    4,059,286    (187,553)   4,028,225

* General corporate and other includes intercompany eliminations

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 1999 and March 31, 1998 with the interest rate earned or paid on such amount.

                                                              THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                                MARCH 31, 1999                       MARCH 31, 1998
                                                        --------------------------------      ------------------------------
                                                          AVERAGE              AVG.             AVERAGE             AVG.
(DOLLARS IN THOUSANDS)                                    BALANCE  INTEREST    RATE             BALANCE  INTEREST   RATE
                                                        --------------------------------      ------------------------------
ASSETS
Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                        $    8,869  $     128      5.83%      $   35,108  $     465    5.37%
     Investment Securities:
         Taxable                                           976,046     16,231      6.65%         941,064     15,102    6.42%
         Tax-exempt   (1)                                  119,149      2,299      7.72%          55,507      1,180    8.46%
                                                        --------------------------------      ------------------------------
                    Total Securities                     1,095,195     18,530      6.77%         996,871     16,282    6.53%
     Loans, net of unearned income (1) (2)               3,236,283     68,111      8.48%       2,793,378     60,522    8.67%
  Allowance for loan losses                                (39,105)                              (31,965)
                                                        ----------                            ----------
  Net loans                                              3,197,178                 8.58%       2,761,399               8.77%
                                                        --------------------------------      ------------------------------
Total earning assets                                     4,301,242  $  86,769      8.12%       3,793,378  $  77,269    8.15%
                                                                   ---------------------                 -------------------
Other assets                                               263,602                               234,847
                                                        ----------                            ----------
                         TOTAL ASSETS                   $4,564,844                            $4,028,225
                                                        ==========                            ==========

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                          $2,946,308  $  31,786      4.38%      $2,710,408  $  30,697    4.59%
     Federal funds purchased, repurchase
          agreements and other short-term
          Borrowings                                       268,726      2,854      4.31%         204,884      2,655    5.26%
     FHLB advances                                         384,030      4,893      5.17%         218,998      2,883    5.34%
                                                        --------------------------------      ------------------------------
Total Interest-Bearing Funds                             3,599,064     39,533      4.45%       3,134,290     36,235    4.69%
                                                                   ---------------------                 -------------------
     Demand deposits                                       463,998                               441,137
     Accrued expenses and other liabilities                 71,420                                48,954
                                                        ----------                            ----------
                    TOTAL LIABILITIES                    4,134,482                             3,624,981

SHAREHOLDERS' EQUITY                                       430,362                               403,844
                                                        ----------                            ----------
                TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                   $4,564,844                            $4,028,225
                                                        ==========                            ==========

NET INTEREST INCOME                                                 $  47,236                             $  41,034
                                                                    =========                             =========
INTEREST SPREAD                                                                    3.67%                               3.46%

NET INTEREST MARGIN                                                                4.39%                               4.36%


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

OVERVIEW

Net income for the first quarter of 1999 was $17.16 million or $0.39 per share compared to $14.42 million or $0.33 per share for the first quarter of 1998. This represents a 19.00% increase in net income and an 18.18% increase in earnings per share. United's annualized return on average assets was 1.52% and return on average shareholders' equity was 16.17% as compared to 1.45% and 14.48% for 1998.

United had strong core earnings driven by a net interest margin of 4.39% for the first three months of 1999. Net interest income increased $5.95 million or 14.86% for the first three months of 1999 as compared to the same period for 1998. The provision for loan losses decreased $1.32 million or 63.27% when comparing the first three months of 1999 to the first three months of 1998. Noninterest income, including income from mortgage banking operations, but excluding investment securities gains, decreased 7.69% for the first three months of 1999 when compared to the first three months of 1998. Noninterest expenses decreased $874 thousand or 2.94% for the first three months compared to the same period in 1998. United's effective tax rate was 36.5% and 35.2% in 1999 and 1998.

Total assets were $4.68 billion at March 31, 1999, a $108.45 million or 2.37% increase from year-end, and up $503.73 million or 12.07% from one year ago. In terms of asset composition since year-end 1998, the March 31, 1999 balance sheet reflects a $27.23 million decrease in cash and cash equivalents and a $456.66 million increase in investment securities. During the quarter, approximately $205 million of mortgage loans previously held for sale were securitized with approximately $71 million of available-for-sale securities being retained in the investment portfolio and the remainder being sold to a third party. Overall, loans held for sale decreased $354.93 million due to loan sales in the secondary market as well as the previously mentioned securitization. Portfolio loans, net of unearned income increased $29.71 million. All other categories of assets were moderately flat compared to year-end 1998.

Non-interest bearing deposits decreased $52.30 million compared to year-end while interest-bearing deposits remained relatively flat for the quarter. United's total borrowed funds increased $146.20 million or 24.58% as short-term borrowings increased $35.73 million and FHLB borrowings increased $111.80 million as United utilized the increased borrowings to fund increased investment and loan activity. Accrued expenses and other liabilities increased $10.78 million or 18.46% since year-end 1998 primarily as a result of increased accrued interest payable due to the higher volume of borrowed funds during the first quarter of 1999.

Shareholders' equity increased $5.80 million or 1.37% as compared to December 31, 1998 as United continued to balance capital adequacy and returns to shareholders. At March 31, 1999, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $5.95 million or 14.86% during the first quarter of 1999, when compared to the same period of 1998. The net interest margin continues to drive United's core profitability and momentum. A $508 million increase in average earning assets versus a $465 million increase in average interest-bearing liabilities for the first quarter of 1999 contributed to the continued strong net interest margin. Additionally, the yield on average earning assets only decreased by 3 basis points while the cost of funds decreased 24 basis points. United's tax-equivalent net interest margin was 4.39% for the first quarter of 1999, 3 basis points higher than the first three months of 1998. The slightly higher net interest margin from one year ago was primarily the result of a combination of higher average investment securities at an increased return and a decrease in the cost of borrowed funds when comparing the two periods.

PROVISION FOR LOAN LOSSES

Nonperforming loans were $29.16 million at March 31, 1999 and $18.67 million at December 31, 1998. This decline in credit quality within the nonperforming category along with other trends impacted qualitative changes to risk factors as more fully described below. Nonperforming loans represented 0.62% of total assets at the end of the first quarter of 1999, as compared to 0.41% for United at year end 1998. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more increased $8.32 million during the first quarter of 1999 due to a small number of individually insignificant commercial credits in the amount of approximately $4.3 million and a single large, well- collateralized commercial loan of approximately $5.3 million becoming 90 days past due at the end of the quarter. These few specific credits are considered well-collateralized, have no allowance allocated to them and no losses are anticipated from these loans. Subsequent to March 31, 1999, United experienced an improvement in credit quality as $3.3 million of the $9.6 million of the past due credits became current. Nonaccrual loans increased $2.17 million or 23.79% since year-end 1998 due to a single loan being classified as nonaccrual. As of March 31, 1999, management does not anticipate that the current period's decline in credit quality to be an ongoing trend. Total nonperforming assets of $32.82 million, including OREO of $3.66 million at March 31, 1999, represented 0.70% of total assets at the end of the first quarter.

At March 31, 1999, impaired loans were $15.22 million, an increase of $4.30 million or 39.30% from the $10.92 million in impaired loans at December 31, 1998. For further details, see Note 5 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company wide process at March 31, 1999, produced increased allocations within almost all loan categories. The components of the allowance allocated to commercial and real estate construction loans increased $1.0 million and $202 thousand, respectively, as a result of changes in historical loss experience factors for risk rated loan pools in response to changes in economic trends in United's market areas. Specific allocations for commercial loans, also increased as a result of individual credit reviews. The components of the allowance allocated to consumer loans increased $478 thousand, as a result of changes in historical loss experience factors; particularly the impact on the loss trends due to increased charge-offs in these loan pools during 1998. The component of the allowance allocated to real estate loans decreased $142 thousand as a result of changes in historical loss experience and delinquency factors.

At March 31, 1999 and December 31, 1998, the allowance for loan losses was 1.45% and 1.47% of total loans, net of unearned income, respectively. At March 31, 1999 and December 31, 1998, the ratio of the allowance for loan losses to nonperforming loans was 133.9% and 209.9%, respectively. United anticipates that the current ratio will improve due to the improvement in credit quality subsequent to March 31, 1999.

Management believes that the allowance for loan losses of $39.04 million at March 31, 1999, is adequate to provide for potential losses on existing loans based on information currently available.

For the quarters ended March 31, 1999 and 1998, the provision for loan losses was $764 thousand and $2.08 million, respectively. Total net charge-offs were $914 thousand in the first three months of 1999 and $1.34 million during the same time period in 1998, which represents 0.03% and 0.05% of average loans for the respective quarters. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income decreased $3.37 million or 24.07% for the first quarter of 1999 when compared to the same period in 1998 due mainly to a conservative market value adjustment of $2.3 million on high loan-to-value mortgage loans held for sale at March 31, 1999 and a recognized gain on an available for sale equity security of $2.49 million in the first quarter of 1998, Excluding the mark-to-market adjustment and investment securities gains, noninterest income increased $1.50 million or 13.02% for the first quarter of 1999 primarily due to a combination of increased revenues from United's mortgage banking operations and trust department. Normal secondary market mortgage lending income increased $1.61 million or 30.95% while trust fees and commissions increased $349 thousand or 34.59% in comparison from the first quarter of 1998.

Other items of noninterest income which increased in the first quarter of 1999 when compared to the first quarter of 1998 were fees from the sale of checkbooks and the use of ATM machines and check cards.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $874 thousand or 2.94% for the first quarter ending March 31, 1999 as compared to the same periods in 1998.

Total salaries and benefits decreased by 2.04% or $312 thousand for the first quarter of 1999, when compared to the same period of 1998 as a result of a decline in the number of employees from the consolidation of certain duplicate office locations related to United's 1998 merger transactions.

Net occupancy expense for the first quarter of 1999 decreased by $941 thousand or 24.04% when compared to the first quarter of 1998. The overall change in net occupancy expense for the first quarter of 1999 is primarily due to decreases in utilities, building rental and real property tax expense from the consolidation of certain banking offices related to the 1998 mergers.

Other expense increased $379 thousand or 3.62% for the first quarter of 1999, as compared to the same period of 1998. This overall increase was primarily due to an increase in bank marketing and product advertising expense.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $74 million or -1.68% of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from a unrelated third party financial institution with the intent to securitize these loans and resell the securitized loans back to the third party lender. However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. Except for approximately $56 million of these loans which will be retained in its loan portfolio, United continued its plan to securitize the remaining loans and either resell the securitized loans or hold the securities in its available-for-sale investment portfolio. One securitization occurred during the first quarter of 1999 which resulted in approximately $205 million of these mortgage loans held for sale being securitized with approximately $71 million of available-for-sale securities being retained in the investment portfolio and the remainder being sold to a independent third party. Subsequent to March 31, 1999, United completed a second securitization in which approximately $165 million of mortgage loans held for sale were securitized and retained in United's available-for-sale investment portfolio.

By securitizing these mortgage loans, United effectively removed these loans from its balance sheet by creating investment securities supported by steadier cash flows, which United either sold to independent third parties or retained in its own investment portfolio. As a part of this process, United provides credit enhancement, in the form of overcollateralization, with respect to the investment security created. As a result, United does maintain a certain level of credit, prepayment and interest rate risk associated with these securitized loans, however, the risk maintained by United is less than that which would be maintained had United held these loans on its balance sheet until the loans matured.

In return for this risk exposure, United will receive on-going income from each securitization that is determined as a function of the "excess spread" derived from the securitized loans. The "excess spread", generally, is calculated as the difference between (a) the interest at the stated rate paid by borrowers and (b) the sum of pass-through interest paid to third-party investors and various fees, including trustee, insurance, servicing, and other similar costs. The "excess spread" represents income to be recognized by United over the life of the securitized loan pool.

To further aid in interest rate management, United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of March 31, 1999 and March 31, 1998:


              Change in           Percentage Change in Net Interest Income
            Interest Rates        ------------------------------------------
            (basis points)           March 31, 1999       March 31, 1998
            --------------           --------------       --------------
                 +200                    0.59%                 2.29%
                 -200                   -6.22%                -2.93%

For March 31, 1999, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would increase by 0.59% over one year as compared to 2.29% for March 31, 1998. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.22% over one year for March 31, 1999 as compared to 2.93% for March 31, 1998. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of March 31, 1999:


INTEREST RATE SENSITIVITY GAP
                                                     DAYS
                                    ----------------------------------      TOTAL         1-5       OVER 5
                                        0-90       91-180      181-365     ONE YEAR       YEARS      YEARS        TOTAL
                                    ---------------------------------------------------------------------------------------
ASSETS
INTEREST-EARNING
ASSETS:
  Federal funds sold and
     Securities purchased
     under agreements to
     resell and other short-term
     investments                    $    6,947                             $   6,947                            $    6,947
   Investment and Marketable
  Equity Securities
    Taxable                         $   76,161    $ 18,032     $ 58,140    $ 152,333   $ 235,760    $ 862,204   $1,250,297
    Tax-exempt                               0       3,767           50        3,817      11,152      118,710      133,679
   Loans, net of unearned
     income                          1,296,295     176,955      325,378    1,798,628     797,339      451,811    3,047,778
                                    --------------------------------------------------------------------------------------

Total Interest-Earning Assets       $1,379,403    $198,754     $383,568   $1,961,725  $1,044,251   $1,432,725   $4,438,701
                                    ==========    ========     ========   ==========  ==========   ==========   ==========

LIABILITIES
INTEREST-BEARING FUNDS:
  Savings and NOW                   $1,222,458                            $1,222,458                            $1,222,458
  accounts
    Time deposits of
        $100,000 & over                 63,159    $ 31,129     $ 85,834      180,122    $ 66,817   $       58      246,997
  Other time deposits                  356,800     317,497      425,906    1,070,203     408,173          215    1,478,591
     Federal funds purchased,
        Repurchase agreements
        and other short-term
        borrowings                     283,437                               283,437                               283,437
     FHLB advances                     205,027       1,098        5,000      211,125      53,656      192,889      457,670
                                    --------------------------------------------------------------------------------------

Total Interest-Bearing Funds        $2,100,881    $349,723     $516,741   $2,967,345    $528,646   $  193,162   $3,689,153
                                    ==========    ========     ========   ==========    ========   ==========   ==========

INTEREST SENSITIVITY GAP            ($721,478)   ($150,969)   ($133,173) ($1,005,620)   $515,605   $1,239,563    $ 749,548
                                    ==========   ==========   ==========  ===========   ========   ==========    =========

CUMULATIVE GAP                       ($721,478)  ($872,447) ($1,005,620) ($1,005,620)  ($409,015)  $  749,548    $ 749,548
                                    ==========   ========== ============ ============  ==========  ==========    =========

Cumulative Gap as a
  Percentage of                     (16.25%)      (19.66%)   (22.66%)     (22.66%)      (11.04%)   16.89%        16.89%
     Total Earning Assets

Management Adjustments              $1,163,932    ($77,634)  ($155,152)   ($931,146)                             $       0

Off-Balance Sheet Activities
                                    --------------------------------------------------------------------------------------
CUMULATIVE MANAGEMENT
  ADJUSTED GAP AND OFF-
  BALANCE SHEET ACTIVITIES          $  442,454    $213,851   ($ 74,474)   ($ 74,474)    ($490,015)   $749,548    $ 749,548
                                    ==========    ========   ==========   ==========    ==========   ========    =========

CUMULATIVE MANAGEMENT
  ADJUSTED GAP AND OFF-
  BALANCE SHEET ACTIVITIES
  AS A PERCENTAGE OF TOTAL
  EARNING ASSETS                         9.97%     4.82%     (1.68%)      (1.68%)       (11.04%)     16.89%       16.89%
                                         =====     =====     =======      =======       ========     ======       ======

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

For the three months ended March 31, 1999, cash flows from operations provided United $147.08 million of cash primarily as a result of $120.31 million of excess proceeds from sales of mortgage loans in the secondary market during the first quarter of 1999. During the same period, net cash of $258.09 million was used for investing activities which was primarily due to $390.56 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities which more than offset the $138.23 million of excess net proceeds from the sale of securitized loans over net repayments from portfolio loans of $4.83 million. During the first three months of 1999, net cash of $83.78 million was generated by financing activities, primarily due to additional borrowings of approximately $146.20 million that consisted of $111.80 million of new FHLB advances and $35.73 million in increased short-term borrowings from federal funds purchased and securities sold under agreements to repurchase. These sources of funds were partially offset by payment of $8.60 million in cash dividends. The net effect of this activity was a decrease in cash and cash equivalents of $27.23 million for the first three months of 1999.

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

CAPITAL

Total shareholders' equity increased $5.80 million to $427.33 million, which is an increase of 1.37% from December 31, 1998. United's equity to assets ratio was 9.14% at March 31, 1999, as compared to 9.23% at December 31, 1998. Capital and reserves to total assets was 9.97% at March 31, 1999, as compared to 10.09% at December 31, 1998.

Cash dividends of $0.20 per common share for the first quarter of 1999 represent an increase of 11.11% over the $0.18 paid for first quarter of 1998. Total cash dividends were approximately $8.66 million for the first quarter of 1999, an increase of 64.87% over the comparable period of 1998.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 9.43% at March 31, 1999 and 10.03% at March 31, 1998. United's risk-based capital ratios of 13.00% at March 31, 1999 and 12.63% at December 31, 1998, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 11.74% and 8.42%, respectively, at March 31, 1999, are also well above regulatory minimum requirements.

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