Form 10-Q
period 1999-06-30
UNITED BANKSHARES INC/WV
filed 1999-08-13
CIK 729986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999

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


Registrant's Telephone Number, including Area Code: (304) 424-8704
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X     No
                                                               ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class- Common Stock, $2.50 Par Value; 43,240,443 shares outstanding as of July 31, 1999.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
-------------------------------------------------------------------------------------------------------
  Consolidated Balance Sheets (Unaudited)
  June 30, 1999 and December 31, 1998 .................................................................6

  Consolidated Statements of Income (Unaudited) for the
  Three  and Six Months Ended June 30, 1999 and 1998...................................................7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Six Months Ended June 30, 1999  .................................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months Ended June 30, 1999 and 1998 .....................................................9

  Notes to Consolidated Financial Statements..........................................................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................................................19


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................Not Applicable
-------------------------

Item 2. Changes in Securities...................................................................Not Applicable
-----------------------------

Item 3. Defaults Upon Senior Securities ........................................................Not Applicable
---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued




Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The Annual Meeting of Shareholders was held on Monday, May 17, 1999:

(b) Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

Item 5.  Other Information ....................................................................Not Applicable
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits required by Item 601 of Regulation S-K


            Exhibit 27 - Financial Data Schedule.....................................................31



     (b)  Reports on Form 8-K

            None filed during the period.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               UNITED BANKSHARES, INC.
                                               -----------------------
                                                   (Registrant)



Date  August 13, 1999                           /s/  Richard  M. Adams
    -------------------------                  ------------------------
                                                     Richard M.  Adams,
                                                     Chairman of the
                                                     Board and Chief Executive
                                                     Officer


Date  August 13, 1999                           /s/  Steven E. Wilson
    -------------------------                  ------------------------
                                                     Steven E. Wilson, Executive
                                                     Vice President, Treasurer,
                                                     Secretary and Chief
                                                     Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The June 30, 1999 and December 31, 1998, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and six months ended June 30, 1999 and 1998, and the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 1999, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                  June 30  December 31
                                                           1999       1998
                                                        -----------------------
ASSETS
Cash and due from banks                                 $  116,956 $  124,591
Interest-bearing deposits with other banks                   5,391      6,807
Federal funds sold                                                      9,900
                                                        -----------------------
Total cash and cash equivalents                            122,347    141,298

Securities available for sale at estimated fair value
  (amortized cost-$1,451,549 at June 30, 1999 and
  $557,574 at December 31, 1998)                         1,398,339    565,165
Securities held to maturity (estimated fair
  value-$286,835 at June 30, 1999 and $367,353 at
  December 31, 1998)                                       290,372    362,151
Loans held for sale                                        145,562    720,607
Loans
    Commercial, financial, and agricultural                522,254    508,601
    Real estate:
         Single family residential                       1,173,604  1,076,277
         Commercial                                        686,892    574,666
         Construction                                      137,380    141,026
         Other                                              42,141     45,290
    Installment                                            334,174    313,464
                                                        -----------------------
                                                         2,896,445  2,659,324
  Less: Unearned income                                     (7,533)    (6,933)
                                                        -----------------------
Loans net of unearned income                             2,888,912  2,652,391
  Less: Allowance for loan losses                          (40,471)   (39,189)
                                                        -----------------------
Net loans                                                2,848,441  2,613,202
Bank premises and equipment                                 53,427     54,946
Accrued interest receivable                                 31,528     30,402
Other assets                                               115,224     80,128
                                                        -----------------------
                                          TOTAL ASSETS  $5,005,240 $4,567,899
                                                        =======================

LIABILITIES
Domestic deposits:
  Noninterest-bearing                                  $   516,114 $  542,987
  Interest-bearing                                       2,875,370  2,950,071
                                                        -----------------------
Total deposits                                           3,391,484  3,493,058

Borrowings:
  Federal funds purchased                                   64,921      7,260
  Securities sold under agreements to repurchase           330,223    236,535
  Federal Home Loan Bank borrowings                        754,632    345,867
  Other borrowings                                           5,010      5,244
Accrued expenses and other liabilities                      61,374     58,404
                                                        -----------------------
                                     TOTAL LIABILITIES   4,607,644  4,146,368

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value; Authorized-100,000,000
  shares; issued-43,380,912 at June 30, 1999 and
  43,256,833 at December 31, 1998, including 117,806
  and 356 shares in treasury at June 30, 1999 and
  December 31, 1998, respectively                          108,452    108,142
Surplus                                                     88,983     88,353
Retained earnings                                          237,744    220,111
Accumulated other comprehensive (loss) income              (34,586)     4,934
Treasury stock, at cost                                     (2,997)        (9)
                                                        -----------------------
                            TOTAL SHAREHOLDERS' EQUITY     397,596    421,531
                                                        =======================
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $5,005,240 $4,567,899
                                                        =======================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

 (Dollars in thousands, except per share data)

                                                 Three Months Ended      Six Months Ended
                                                      June 30               June 30
                                               ---------------------- ---------------------
                                                  1999      1998         1999      1998
                                               ---------------------- ---------------------
INTEREST INCOME
Interest and fees on loans                        $59,779   $65,259     $127,430  $125,184
Interest on federal funds sold and other
  short-term investments                               81       254          209       719
Interest and dividends on securities:
  Taxable                                          25,431    14,290       41,662    29,392
  Exempt from federal taxes                         1,731       791        3,225     1,558
                                               ---------------------- ---------------------

                        Total interest income      87,022    80,594      172,526   156,853

INTEREST EXPENSE
Interest on deposits                               30,891     31,520      62,677    62,217
Interest on short-term borrowings                   3,600      2,373       6,454     5,028
Interest on Federal Home Loan Bank advances         7,924      4,438      12,817     7,321
                                                --------------------- ---------------------
                       Total interest expense      42,415     38,331      81,948    74,566
                                                --------------------- ---------------------
                          Net interest income      44,607     42,263      90,578    82,287

Provision for loan losses                           1,761      5,257       2,525     7,337
                                               ---------------------- ---------------------
 Net interest income after provision for loan
                                       losses      42,846     37,006      88,053    74,950

OTHER INCOME
Income from mortgage banking operations             6,095      6,392      10,513    11,588
Service charges, commissions, and fees              4,718      4,426       9,157     8,980
Trust department income                             1,234      1,117       2,592     2,126
Security gains (losses)                                71       (132)         71     2,355
Other income                                          335        112         759       878
                                               ---------------------- ---------------------

                           Total other income      12,453     11,915      23,092    25,927

OTHER EXPENSE
Salaries and employee benefits                     15,048     19,226      30,054    34,544
Net occupancy expense                               3,179      2,331       6,153     6,246
Other expense                                      10,843     18,882      21,684    29,344
                                               ---------------------- ---------------------
                          Total other expense      29,070     40,439      57,891    70,134
                                               ---------------------- ---------------------

                   Income before income taxes      26,229      8,482      53,254    30,743

Income taxes                                        8,433        935      18,297     8,775
                                               ---------------------  =====================
                                   Net income    $ 17,796    $ 7,547    $ 34,957  $ 21,968
                                               ====================== =====================
Earnings per common share:
  Basic                                             $0.41      $0.18       $0.81     $0.52
                                               ====================== =====================
  Diluted                                           $0.40      $0.17       $0.79     $0.51
                                               ====================== =====================
Dividends per common share                          $0.20      $0.18       $0.40     $0.36
                                               ====================== =====================
Average outstanding shares:
  Basic                                        43,322,319 42,517,226  43,298,879 42,451,708
  Diluted                                      44,013,035 43,462,278  43,976,863 43,373,341


See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                             Six Months Ended June 30, 1999
                              -----------------------------------------------------------------------------
                                Common Stock                             Accumulated
                              ------------------                           Other                   Total
                                         Par                   Retained Comprehensive Treasury  Shareholders'
                               Shares   Value    Surplus       Earnings Income(Loss)   Stock      Equity
                              -----------------------------------------------------------------------------

Balance at January 1, 1999   43,256,833 $108,142   $88,353     $220,111     $4,934     $(9)        421,531

Comprehensive income (loss):
  Net income                          -        -         -       34,957          -       -          34,957
  Other comprehensive
   income (loss), net
   of tax:
   Unrealized loss on
     securities of
     $39,566 net of
     reclassification
     adjustment for
     gains included
     in net income
     of $46                           -        -         -            -  (39,520)        -         (39,520)
                                                                                               -----------
  Total comprehensive income (loss)                                                                 (4,563)
Purchase of treasury
  stock (133,000 shares)                                                            (3,397)         (3,397)
Cash dividends ($0.40
  per share)                          -        -         -      (17,324)       -         -         (17,324)
Common stock options
  exercised (139,629
  shares)                       124,079      310       630            -        -       409           1,349
                        -----------------------------------------------------------------------------------

Balance at June 30,
1999                         43,380,912 $108,452   $88,983    $ 237,744 $(34,586)  $(2,997)       $397,596
                        ===================================================================================

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)


                                                       Six Months Ended
                                                           June 30
                                                      -------------------
                                                        1999     1998
                                                      -------------------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $150,995 $(264,875)

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment
  securities                                           125,751    75,824
Purchases of investment securities                     (53,964)  (63,326)
Proceeds from sales of securities available for sale   248,557    10,820
Proceeds from maturities and calls of securities
  available for sale                                    64,138   160,798
Purchases of securities available for sale            (831,781) (109,928)
Proceeds from sales of loans                                       2,158
Purchases of loans                                               (14,709)
Net purchases of bank premises and equipment            (3,108)   (2,031)
Net cash of acquired branches                                     56,472
Net change in loans                                   (158,516)   57,224
                                                      -------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   (608,923)  173,302
                                                      -------------------

FINANCING ACTIVITIES
Cash dividends paid                                    (17,254)  (10,181)
Pre-merger dividends of pooled companies                          (2,211)
Acquisition of treasury stock                           (3,397)
Proceeds from exercise of stock options                  1,349     1,879
Proceeds from sales of treasury stock                                654
Repayment of Federal Home Loan Bank borrowings          (1,076)  (93,575)
Proceeds from Federal Home Loan Bank borrowings        409,841   131,182
Acquisition of fractional shares                                      (7)
Changes in:
  Deposits                                            (101,601)    5,177
  Federal funds purchased, securities sold under
   agreements to repurchase and other borrowings       151,115     7,920
                                                      -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              438,977    40,838
                                                      -------------------
Decrease in cash and cash equivalents                  (18,951)  (50,735)

Cash and cash equivalents at beginning of year         141,298   190,028
                                                      -------------------
Cash and cash equivalents at end of period            $122,347 $ 139,293
                                                      ===================

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

In June 1998, the FASB issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for United beginning January, 1, 2001. This standard, when implemented, is not expected to materially impact the reported financial position or results of operations of United.

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

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                               June 30, 1999
                                 -------------------------------------------
                                             Gross       Gross    Estimated
   (In thousands)                Amortized Unrealized  Unrealized   Fair
                                   Cost      Gains       Losses     Value
                                 -------------------------------------------
   U.S. Treasury securities
     and obligations of U.S.
     Government corporations
     and agencies                 $259,337    $  62     $7,344     $252,055
   State and political
     subdivisions                   49,333       26      2,515       46,844
   Mortgage-backed securities      821,715      935     40,020      782,630
   Marketable equity securities      9,040    5,549        187       14,402
   Other                           312,124        -      9,716      302,408
                                 -------------------------------------------
   Total                         $1,451,549  $6,572    $59,782    $1,398,339
                                 ===========================================


                                             December 31, 1998
                                 -------------------------------------------
                                             Gross       Gross    Estimated
   (In thousands)                Amortized Unrealized  Unrealized   Fair
                                   Cost      Gains       Losses     Value
                                 -------------------------------------------
   U.S. Treasury securities
     and obligations of U.S.
     Government corporations
     and agencies                 $198,151   $1,335       $162     $199,324
   State and political
     subdivisions                   27,474      194        188       27,480
   Mortgage-backed securities      279,618    2,860        262      282,216
   Marketable equity securities      9,211    4,104        239       13,076
   Other                            43,120        -         51       43,069
                                 -------------------------------------------
   Total                          $557,574   $8,493       $902     $565,165
                                 ===========================================



The cumulative net unrealized holding loss on available for sale securities resulted in a decrease to shareholders' equity of $34,586 at June 30, 1999 and the cumulative net unrealized holding gain on available for sale securities resulted in an increase of $4,934 at December 31, 1998. Both of these amounts are net of deferred income taxes.

The amortized cost and estimated fair value of securities available for sale at June 30, 1999 and December 31, 1998, by contractual maturity are shown on the next page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     June 30, 1999         December 31, 1998
                                ------------------------ -----------------------
                                            Estimated                Estimated
                                 Amortized     Fair       Amortized    Fair
                                   Cost       Value         Cost       Value
                                ------------------------ -----------------------

   Due in one year or less      $  15,611  $   15,648    $  38,072  $  38,321
   Due after one year through
   five years                     119,376     118,322      113,410    114,343
   Due after five years through
   ten years                      264,348     255,517      123,793    124,204
   Due after ten years          1,043,174     994,450      273,088    275,221
   Marketable equity securities     9,040      14,402        9,211     13,076
                                ------------------------ -----------------------
   Total                        $1,451,549 $1,398,339     $557,574   $565,165
                                ======================== =======================


The preceding table includes $782,630 and $282,216 of mortgage-backed securities at June 30, 1999 and December 31, 1998, respectively, with an amortized cost of $821,715 and $279,618 at June 30, 1999 and December 31, 1998, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                               June 30, 1999
                                 -------------------------------------------
                                             Gross       Gross    Estimated
   (In thousands)                Amortized Unrealized  Unrealized   Fair
                                   Cost      Gains       Losses     Value
                                 -------------------------------------------
   U.S. Treasury securities
     and obligations of U.S.
     Government corporations
     and agencies                  $62,616    $  77     $1,684      $61,009
   State and political
     subdivisions                  100,245    1,210      3,144       98,311
   Mortgage-backed securities      107,310      722        717      107,315
   Other                            20,201        7          8       20,200
                                 -------------------------------------------
   Total                          $290,372   $2,016     $5,553     $286,835
                                 ===========================================


                                             December 31, 1998
                                 -------------------------------------------
                                             Gross       Gross    Estimated
   (In thousands)                Amortized Unrealized  Unrealized   Fair
                                   Cost      Gains       Losses     Value
                                 -------------------------------------------
   U.S. Treasury securities and
     obligations of U.S.
     Government corporations and
     agencies                     $121,474   $1,225      $  99     $122,600
   State and political
     subdivisions                   82,011    2,929        241       84,699
   Mortgage-backed securities      139,002    1,506        121      140,387
   Other                            19,664        8          5       19,667
                                 -------------------------------------------
   Total                          $362,151   $5,668       $466     $367,353
                                 ===========================================

The amortized cost and estimated fair value of securities held to maturity at June 30, 1999, and December 31, 1998, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     June 30, 1999         December 31, 1998
                                ------------------------ -----------------------
                                            Estimated                Estimated
                                 Amortized     Fair       Amortized    Fair
                                   Cost       Value         Cost       Value
                                ------------------------ -----------------------

   Due in one year or less       $ 14,156   $ 14,183      $ 17,218   $ 17,349
   Due after one year through
   five years                      41,515     41,599        68,758     69,661
   Due after five years through
   ten years                       69,993     69,759       117,860    120,026
   Due after ten years            164,708    161,294       158,315    160,317
                                ------------------------ ----------------------
   Total                         $290,372   $286,835      $362,151   $367,353
                                ======================== =======================


The preceding table includes $107,315 and $140,387 of mortgage-backed securities at estimated fair value at June 30, 1999 and December 31, 1998, respectively, with an amortized cost of $107,310 and $139,002 at June 30, 1999 and December 31, 1998, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $538,262 and $414,275 at June 30, 1999 and December 31, 1998, respectively.


4.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                       June 30,   December 31,
                                                          1999       1998
                                                      -------------------------

   Loans past due 90 days or more and still
   accruing interest                                    $ 7,433     $ 9,528
   Nonaccrual loans                                      16,599       9,139
                                                      -------------------------

   Total nonperforming loans                            $24,032     $18,667
                                                      =========================

5.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                    Three Months Ended         Six Months Ended
                                         June 30                    June 30
                                 -------------------------  ------------------------
                                     1999        1998          1999        1998
                                 -------------------------  ------------------------
   Balance at beginning of period  $39,039      $32,675       $39,189     $31,936
   Provision charged to expense      1,761        5,257         2,525       7,337
                                 -------------------------  ------------------------
                                    40,800       37,932        41,714      39,273
   Loans charged-off                  (669)      (1,833)       (1,911)     (3,371)
   Less recoveries                     340          528           668         725
                                 -------------------------  ------------------------

   Net Charge-offs                    (329)      (1,305)       (1,243)     (2,646)
                                 -------------------------  ------------------------

   Balance at end of period        $40,471      $36,627       $40,471     $36,627
                                 =========================  ========================

The average recorded investment in impaired loans during the quarter ended June 30, 1999 and for the year ended December 31, 1998 was approximately $18,554 and $10,343, respectively. For the quarters ended June 30, 1999 and 1998, United recognized interest income on the impaired loans of approximately $139 and $106, respectively, substantially all of which was recognized using the accrual method of income recognition.

At June 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $21,891 (of which $16,599 were on a nonaccrual basis). Included in this amount is $9,545 of impaired loans for which the related allowance for loan losses is $3,210 and $12,346 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $599 and $446 for the quarters ended June 30, 1999 and 1998, respectively, $1,114 and $818 for the six months ended June 30, 1999 and 1998, respectively.


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

                                                           General
                                      Mortgage Community  Corporate
                                       Banking  Banking  and Other* Consolidated
                                      -----------------------------------------
                                                   (In thousands)
THREE MONTHS ENDED JUNE 30, 1999
Net interest income                   $    855   $42,437   $ 1,315   $ 44,607
Provision for loan losses                   11     1,750         -      1,761
Net interest income after provision
for loan losses                            854    40,687     1,315     42,846
Noninterest income                       5,960     8,791    (2,298)    12,453
Noninterest expense                      4,760    24,406       (96)    29,070
Income (loss) before income taxes        2,044    25,072      (887)    26,229
Income tax expense                         646     7,509       278      8,433
Net income (loss)                        1,398    17,563    (1,165)    17,796
Average total assets                   146,619 4,837,545  (142,675) 4,841,489

THREE MONTHS ENDED JUNE 30, 1998
Net interest income                   $    707   $41,154   $   402   $ 42,263
Provision for loan losses                    7     5,250         -      5,257
Net interest income after provision
for loan losses                            700    35,904       402     37,006
Noninterest income                       6,113     5,680       122     11,915
Noninterest expense                      4,456    33,780     2,203     40,439
Income before income taxes               2,357     7,804    (1,679)     8,482
Income tax expense (benefit)               525    (3,214)    3,624        935
Net income                               1,832    11,018    (5,303)     7,547
Average total assets                   188,871 4,221,499  (214,366) 4,196,004

SIX MONTHS ENDED JUNE 30, 1999
Net interest income                   $  1,795   $86,987   $ 1,796   $ 90,578
Provision for loan losses                   25     2,500         -      2,525
Net interest income after provision
for loan losses                          1,770    84,487     1,796     88,053
Noninterest income                      12,240    14,531    (3,679)    23,092
Noninterest expense                      9,361    48,130       400     57,891
Income (loss) before income taxes        4,649    50,888    (2,283)    53,254
Income tax expense                       1,597    16,298       402     18,297
Net income (loss)                        3,052    34,590    (2,685)    34,957
Average total assets                   178,460 4,718,329  (192,862) 4,703,927

                                                          General
                                      Mortgage Community  Corporate
                                       Banking  Banking  and Other* Consolidated
                                      ------------------------------------------

SIX MONTHS ENDED JUNE 30, 1998
Net interest income                   $  1,167   $80,234   $   886   $ 82,287
Provision for loan losses                    7     7,330         -      7,337
Net interest income after provision
for loan losses                          1,160    72,904       886     74,950
Noninterest income                      11,827    11,409     2,691     25,927
Noninterest expense                      9,819    57,591     2,724     70,134
Income (loss) before income taxes        3,168    26,722       853     30,743
Income tax expense                         839     3,423     4,513      8,775
Net income (loss)                        2,329    23,299    (3,660)    21,968
Average total assets                   172,771 4,140,841  (201,448) 4,112,164


* General corporate and other includes intercompany eliminations


8.  COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income" effective for years beginning after December 15, 1997. This statement requires companies to report and display comprehensive income and its components in the financial statements. For United, comprehensive income consists of net income reported on the consolidated statements of income and changes in the fair value of available for sale securities reported as a component of shareholders' equity, net of any realized after-tax gain or loss on sales or calls of investment securites included in consolidated net income.

The components of total comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows:

                                       Three Months Ended        Six Months Ended
                                             June 30                 June 30
                                     ------------------------ -----------------------
                                        1999         1998        1999        1998
                                     ------------ ----------- ----------- -----------

Net Income                           $  17,796      $ 7,547   $  34,957    $ 21,968
Other Comprehensive Income (Loss),
Net of Tax:
     Unrealized loss on available
for sale securities arising
during the period                      (36,344)         (58)    (39,566)     (1,558)
     Less:  Reclassification
adjustment for gains (losses)
included in net income                      46          (86)         46       1,531
                                     ------------ ----------- ----------- -----------
Total Comprehensive Income (Loss)    $ (18,502)     $ 7,403   $  (4,563)   $ 21,941
                                     ============ =========== =========== ===========

9.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 1999 and June 30, 1998 with the interest rate earned or paid on such amount.

                                    Three Months Ended             Three Months Ended
                                       June 30, 1999                 June 30, 1998
                                 --------------------------     -------------------------
                                  Average            Avg.        Average             Avg.
(Dollars in thousands)            Balance  Interest  Rate        Balance  Interest   Rate
                                 --------------------------     -------------------------
ASSETS
Earning Assets:
  Federal funds sold and
   securities repurchase
   under agreements to
   resell and other
   short-term investments        $   5,117  $    81   6.34%     $  18,306  $   254  5.57%
  Investment Securities:
    Taxable                      1,532,424   25,431   6.64%       891,949   14,290  6.40%
    Tax-exempt   (1)               138,773    2,663   7.68%        57,468    1,217  8.47%
                                 --------------------------     -------------------------
      Total Securities           1,671,197   28,094   6.72%       949,417   15,507  6.53%
  Loans, net of unearned
   income (1)(2)                 2,926,437   60,216   8.25%     3,022,107   65,756  8.70%
  Allowance for loan losses        (39,147)                       (34,700)
                                 ----------                     ----------
  Net loans                      2,887,290            8.36%     2,987,407           8.80%
                                 --------------------------     -------------------------
Total earning assets             4,563,604 $ 88,391   7.76%     3,955,130 $ 81,517  8.24%
                                           -----------------              ----------------
Other assets                       277,885                        240,874
                                 ----------                     ----------
         TOTAL ASSETS           $4,841,489                     $4,196,004
                                 ==========                     ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits      $2,910,361 $ 30,891   4.26%   $2,731,822 $ 31,520  4.63%
  Federal funds purchased,
   repurchase agreements and
   other short-term borrowings      330,983    3,600   4.36%      223,809    2,373  4.25%
  FHLB advances                     620,613    7,924   5.12%      304,063    4,438  5.85%
                                 ----------------------------  ---------------------------
Total Interest-Bearing Funds      3,861,957   42,415   4.41%    3,259,694   38,331  4.72%
                                            -----------------              ---------------
  Demand deposits                   470,978                       445,562
  Accrued expenses and other
   liabilities                       74,237                        84,680
                                 ----------                    ----------
          TOTAL LIABILITIES       4,407,172                     3,789,936
SHAREHOLDERS' EQUITY                434,317                       406,068
                                 ----------                    ----------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY   $4,841,489                    $4,196,004
                                 ==========                    ==========

NET INTEREST INCOME                         $ 45,976                      $ 43,186
                                            ========                      ========
INTEREST SPREAD                                       3.35%                         3.52%

NET INTEREST MARGIN                                   4.03%                         4.37%

   (1) The interest income and the yields on nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

   (2) Nonaccruing loans are included in the daily average loan amounts outstanding.

The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 1999 and June 30, 1998 with the interest rate earned or paid on such amount.

                                     Six Months Ended               Six Months Ended
                                       June 30, 1999                 June 30, 1998
                                 --------------------------     -------------------------
                                  Average            Avg.        Average            Avg.
(Dollars in thousands)            Balance  Interest  Rate        Balance  Interest  Rate
                                 --------------------------     -------------------------
ASSETS
Earning Assets:
  Federal funds sold and
   securities repurchased
   under agreements to resell
   and other short-term
   investments                 $    6,983   $   209   6.05%     $ 26,662  $   719  5.44%
  Investment Securities:
    Taxable                     1,255,772    41,662   6.64%      916,372   29,392  6.41%
    Tax-exempt (1)                129,015     4,962   7.69%       56,642    2,397  8.46%
                               ----------------------------    ------------------------
        Total Securities        1,384,787    46,624   6.73%      973,014   31,789  6.53%
  Loans, net of unearned
   income (1) (2)               3,080,504   128,327   8.33%    2,908,376  126,278  8.68%
  Allowance for loan losses       (39,126)                       (33,349)
                                ----------                     ----------
  Net loans                     3,041,378             8.44%    2,875,027           8.78%
                                ---------------------------    -------------------------
Total earning assets            4,433,148 $ 175,160   7.90%    3,874,703 $158,786  8.20%
                                          -----------------              ---------------
Other assets                      270,779                        237,461
                               ==========                      =========
            TOTAL ASSETS       $4,703,927                     $4,112,164
                               ==========                     ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits    $2,928,235 $  62,677   4.32%   $2,721,176 $ 62,217  4.61%
  Federal funds purchased,
   repurchase agreements and
   other short-term borrowings    300,027     6,454   4.34%      214,400    5,028  4.73%
   FHLB advances                  502,975    12,817   5.14%      261,765    7,321  5.64%
                                 --------------------------    -------------------------
Total Interest-Bearing Funds    3,731,237    81,948   4.43%    3,197,341   74,566  4.70%
                                            ---------------               --------------
  Demand deposits                 467,507                        443,360
  Accrued expenses and other
   liabilities                     72,837                         66,863
                                ----------                     ----------
        TOTAL LIABILITIES       4,271,581                      3,707,564
SHAREHOLDERS' EQUITY              432,346                        404,600
                                ----------                     ----------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY  $4,703,927                     $4,112,164
                               ===========                    ===========

NET INTEREST INCOME                        $ 93,212                       $ 84,220
                                           ========                       ========
INTEREST SPREAD                                       3.47%                         3.50%

NET INTEREST MARGIN                                   4.20%                         4.38%

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

OVERVIEW

Net income for the first half of 1999 was $34.96 million or $0.79 per share compared to $21.97 million or $0.51 per share for the first half of 1998. This represents a 59.13% increase in net income and a 54.91% increase in earnings per share. Net income for the second quarter of 1999 was $17.80 million or $0.40 per share compared to $7.55 million or $0.17 per share for the second quarter of 1998. The second quarter and first half results for 1998 include the recognition of approximately $7.1 million ($4.3 million after-tax) of merger-related costs for the acquisition of George Mason Bankshares, Inc. United's annualized return on average assets for the first six months of 1999 was 1.50% and return on average shareholders' equity was 16.30% as compared to 1.08% and 10.95% for the first six months of 1998.

United had strong core earnings driven by a net interest margin of 4.20% for the first six months of 1999. Net interest income increased $8.29 million or 10.08% for the first six months of 1999 as compared to the same period for 1998. The provision for loan losses decreased $4.81 million or 65.59% when comparing the first six months of 1999 to the first six months of 1998. Noninterest income, including income from mortgage banking operations, but excluding investment securities gains, decreased 2.34% for the first six months of 1999 when compared to the first six months of 1998. Noninterest expenses decreased $12.24 million or 17.46% for the first half of 1999 compared to the same period in 1998. United's effective tax rate was 34.4% and 28.6% in 1999 and 1998.

Total assets were $5.01 billion at June 30, 1999, a $437.34 million or 9.57% increase from year end, and up $758.54 million or 17.86% from one year ago. In terms of asset composition since year end 1998, the June 30, 1999 balance sheet reflects a $18.95 million decrease in cash and cash equivalents and a $761.40 million increase in investment securities. During the quarter, United completed a loan securitization in which approximately $165 million of mortgage loans held for sale were securitized and retained in United's available for sale investment portfolio. Overall, loans held for sale decreased $573.95 million since year end due to loan sales in the secondary market in addition to loan securitizations of approximately $370 million completed during 1999. Portfolio loans, net of unearned income increased $235.43 million. Other assets increased $35.10 million due mainly to a $15 million purchase of long-term insurance benefits for certain key executive officers. All other categories of assets were moderately flat compared to year end 1998.

Noninterest and interest bearing deposits decreased $26.87 million and $74.70, repectively, compared to year end. United's total borrowed funds increased $560.11 million or 11.22%. Short-term borrowings increased $151.12 million and FHLB borrowings increased $408.77 million as United utilized the borrowings to fund investment and loan growth. Accrued expenses and other liabilities increased $2.97 million or 5.09% since year end 1998 primarily as a result of increased accrued interest payable due to the higher volume of borrowed funds during the first half of 1999.

Shareholders' equity decreased $23.94 million or 5.68% from to December 31, 1998 due to a decline in the fair value of United's securities available for sale portfolio of approximately $39.5 million, net of deferred income taxes. United continued to balance capital adequacy and returns to shareholders. At June 30, 1999, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $2.34 million or 5.55% in the second quarter of 1999 and $8.29 million or 10.08% for the first six months of 1999, when compared to the same periods of 1998. The net interest margin continues to drive United's core profitability and momentum. The increases were primarily attributable to higher levels of average earning assets of $608.47 million for the second quarter of 1999 and $558.45 million for the first half of 1999, when compared to the second quarter and first half of 1998, respectively. United's tax-equivalent net interest margin was 4.03% and 4.20% for the second quarter and first six months of 1999, respectively. For the quarter ended June 30, 1999, United's net interest margin was 36 basis points lower than the immediately preceding quarter, and 34 basis points less than the second quarter of 1998. The lower net interest margin from one year ago was the result of increased average wholesale funding balances as well as a decrease in the yield on the loan portfolio due to the securitization of certain high loan to value loans.

PROVISION FOR LOAN LOSSES

Nonperforming loans were $24.03 million at June 30, 1999 and $18.67 million at December 31, 1998. This decline in credit quality within the nonperforming category along with other trends impacted qualitative changes to risk factors as more fully described below. However, nonperforming loans decreased $5.13 million when compared to the preceding quarter ending March 31, 1999. Nonperforming loans represented 0.48% of total assets at the end of the second quarter of 1999, as compared to 0.41% for United at year end

1998 and 0.62% at the end of the first quarter of 1999. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans increased $7.46 million or 81.63% since year end 1998 primarily due to a single collateralized commercial loan being classified as nonaccrual. Total nonperforming assets of $27.26 million, including OREO of $3.23 million at June 30, 1999, represented 0.54% of total assets at the end of the second quarter.

At June 30, 1999, impaired loans were $21.89 million, an increase of $10.97 million or 100.46% the $10.92 million in impaired loans at December 31, 1998. For further details, see Note 5 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, inherent uncertainties in the estimation process. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company wide process at June 30, 1999, produced increased allocations within two of four loan categories. The components of the allowance allocated to commercial and real estate construction loans increased $2.4 million and $387 thousand, respectively, as a result of changes in historical loss experience factors for these loan pools and as a result of increases in specific allocations for commercial loans as a result of individual credit reviews. The components of the allowance allocated to consumer and real estate construction decreased $338 thousand and $76 thousand, respectively, as a result of changes in volume and historical loss experience factors.

At June 30, 1999 and December 31, 1998, the allowance for loan losses was 1.40% and 1.48% of total loans, net of unearned income, respectively. At June 30, 1999 and December 31, 1998, the ratio of the allowance for loan losses to nonperforming loans was 168.4% and 209.9%, respectively

Management believes that the allowance for loan losses of $40.47 million at June 30, 1999, is adequate to provide for losses on existing loans based on information currently available.

For the quarters ended June 30, 1999 and 1998, the provision for loan losses was $1.76 million and $5.26 million, respectively, while the provision for the first six months was $2.53 million for 1999 as compared to $7.33 million for 1998. Total net charge-offs were $329 thousand in the second quarter of 1999 and $1.31 million during the same time period in 1998, which represents 0.02% and 0.05% of average loans for the respective quarters. Charge-offs exceeded recoveries by $1.24 million for the first six months of 1999 as compared to net charge-offs of $2.65 million for the first six months of 1998. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $538 thousand or 4.52% for the second quarter of 1999 when compared to the second quarter of 1998. However, noninterest income decreased $2.84 million or 10.93% for the first six months of 1999 when compared to the same period in 1998 due mainly to a conservative market value adjustment of $2.3 million on high loan-to-value mortgage loans held for sale at March 31, 1999 and a recognized gain on an available for sale equity security of $2.49 million in the first quarter of 1998. Excluding the lower of cost or market adjustment and investment securities gains, noninterest income increased $1.76 million or 7.47% for the first half of 1999 primarily due to a combination of increased revenues from United's mortgage banking operations and trust department.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $11.37 million or 28.11% and $12.24 million or 17.46% for the quarter and six months ended June 30, 1999, as compared to the same periods in 1998, due to merger-related charges recognized during the second quarter of 1998 for the acquisition of George Mason. These charges consisted primarily of employee benefits, severance, facilities, system and other costs to effect the merger.

Total salaries and benefits decreased by 21.73% or $4.18 million and 13.00% or $4.49 million for the second quarter and first six months of 1999 when compared to the same periods of 1998. The higher salaries and benefits costs for 1998 were attributable to commissions and salaries expense at United's mortgage banking subsidiaries due to higher commissions on the increased volume of mortgage loans originated during the year for sale in the secondary market as well as severance and benefit pay of displaced employees in the George Mason merger.

Net occupancy expense for the second quarter of 1999 increased by $848 thousand or 36.38% while decreasing $93 thousand or 1.49%, for the first six months of 1999 when compared to the second quarter and first six months of 1998, respectively.

Other expenses decreased $8.04 million or 42.57% and $7.66 million or 26.10% for the second quarter and first six months of 1999, as compared to the same periods of 1998. This overall decrease was primarily due to the aforementioned merger-related expenses associated with the George Mason merger in the second quarter of 1998.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $577 million or (12.20%) of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from a unrelated third party financial institution with the intent to securitize these loans and resell the securitized loans back to the third party lender. However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. Except for approximately $79 million of these loans which were retained in its loan portfolio, United completed its plan to securitize the remaining loans and either resell the securitized loans or hold the securities in its available for sale investment portfolio. One securitization occurred during the first quarter of 1999 which resulted in approximately $205 million of these mortgage loans held for sale being securitized with approximately $71 million of available for sale securities being retained in the investment portfolio and the remainder being sold to an independent third party. During the second quarter of 1999, United completed a second securitization in which approximately $165 million of mortgage loans held for sale were securitized and retained in United's available for sale investment portfolio.

By securitizing these mortgage loans, United effectively removed these loans from its balance sheet by creating investment securities supported by more predictable cash flows, which United either sold to independent third parties or retained in its own investment portfolio. As a part of this process, United provides credit enhancement, in the form of overcollateralization, with respect to the investment security created. As a result, United does maintain a certain level of credit, prepayment and interest rate risk associated with these securitized loans, however, the risk maintained by United is less than that which would be maintained had United held these loans on its balance sheet until the loans matured.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of June 30, 1999 and June 30, 1998:

                 Change in
               Interest Rates         Percentage Change in Net Interest
               (basis points)                      Income
             ------------------      ------------------------------------
                                       June 30, 1999     June 30, 1998
                                       -------------     -------------
                    +200                    0.36%            5.42%
                    -200                   -4.75%           -5.71%

For June 30, 1999, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would increase by 0.36% over one year as compared to an increase of 5.42% for June 30, 1998. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.75% over one year for June 30, 1999 as compared to a decrease of 5.71% for June 30, 1998. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of June 30, 1999:

Interest Rate Sensitivity Gap
                                                     Days
                                          ----------------------------------   Total         1-5       Over 5
                                              0-90     91-180    181-365      One Year      Years       Years       Total
                                          -----------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Federal funds sold and
    Securities purchased under
    agreements to resell and
    other short-term investments              $  3,391                 $ 2,000      $ 5,391                            $  5,391
  Investment and Marketable
  Equity Securities
    Taxable                                 $ 97,455     $17,056      44,312      158,823    $266,304  $1,116,495   1,541,622
    Tax-exempt                                 3,229                     581        3,810      12,751     130,528     147,089
  Loans, net of
  unearned income
                                           1,189,866     172,426     323,196    1,685,488     785,629     563,357   3,034,474
                                          -----------------------------------------------------------------------------------

Total
  Interest-Earning
  Assets                                  $1,293,941   $ 189,482    $370,089   $1,853,512  $1,064,684  $1,810,380  $4,728,576
                                          ===================================================================================

LIABILITIES
Interest-Bearing
Funds:
  Savings and NOW accounts                $1,210,401                           $1,210,401                          $1,210,401
  Time deposits of $100,000 & over            55,758     $32,852     $90,888      179,498    $ 45,731      $  518     225,747
  Other time deposits                        332,706     319,984     468,498    1,121,188     315,840       2,194   1,439,222
  Federal funds purchased, Repurchase
      agreements and other short-term
      borrowings                             361,654                  15,000      376,654      23,500                 400,154
  FHLB advances                              365,000      25,000      80,000      470,000      96,307     188,325     754,632
                                          -----------------------------------------------------------------------------------
Total
  Interest-Bearing
  Funds                                   $2,325,519   $ 377,836    $654,386   $3,357,741    $481,378    $191,037  $4,030,156
                                          ===================================================================================
Interest
  Sensitivity Gap                        ($1,031,578)  ($188,354)  ($284,297) ($1,504,229)   $583,306  $1,619,343    $698,420
                                          ===================================================================================

Cumulative Gap                           ($1,031,578)($1,219,932)($1,504,299) ($1,504,229)  ($920,923)   $698,420   $ 698,420
                                          ===================================================================================

Cumulative Gap as a Percentage of
  Total Earning
  Assets                                     (21.82%)    (25.80%)     (31.81%)     (31.81%)    (19.48%)     14.77%      14.77%

Management
  Adjustments                             $1,159,428    ($77,334)  ($154,552)    $927,542   ($927,542)                     $0

Off-Balance Sheet
  Activities
Cumulative
  Management
  Adjusted Gap
  and Off-Balance
  Sheet Activities                         $ 127,850  ( $137,838) ($ 576,687)   ($576,687)  ($920,923)   $698,420    $698,420
                                          ===================================================================================

Cumulative
  Management
  Adjusted Gap
  and  Off-Balance
  Sheet Activities
  as a Percentage
  of Total Earning
  Assets                                        2.70%     (2.92%)    (12.20%)     (12.20%)    (19.48%)     14.77%      14.77%
                                          ===================================================================================

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

The goal of liquidity management is to ensure the ability to access funding which enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United's cash needs. Liquidity is managed by monitoring funds availability from a number of primary sources. Substantial funding is available from cash and cash equivalents, unused short-term borrowing and a geographically dispersed network of branches banks providing access to a diversified and substantial retail deposit market.

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

For the six months ended June 30, 1999, cash flows from operations provided United $151.00 million of cash primarily as a result of $122.64 million of excess proceeds from sales of mortgage loans in the secondary market during the first half of 1999. During the same period, net cash of $608.92 million was used for investing activities which was primarily due to $447.30 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities and $158.52 million of net portfolio loan originations. During the first six months of 1999, net cash of $438.98 million was generated by financing activities, primarily due to additional borrowings of approximately $559.88 million that consisted of $408.77 million of new FHLB advances and $151.12 million in increased short-term borrowings from federal funds purchased and securities sold under agreements to repurchase. These sources of funds were partially offset by payment of $17.25 million in cash dividends, $3.40 million for acquisitions of United shares under the stock repurchase program and a $101.60 million decrease in deposits. The net effect of this activity was a decrease in cash and cash equivalents of $18.95 million for the first six months of 1999.

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

CAPITAL

Total shareholders' equity decreased $23.94 million to $397.60 million, which is a decrease of 5.68% from December 31, 1998. Since year end, United has experienced a $39.52 million reduction, net of deferred income taxes, in the fair value of its available for sale investment portfolio due primarily to increased market interest rates. During the second quarter of 1999, United announced a new plan to repurchase up to 1.75 million shares of its common stock on the open market, of which 133,000 shares were repurchased during the quarter. United's equity to assets ratio was 7.95% at June 30, 1999, as compared to 9.23% at December 31, 1998. Capital and reserves to total assets was 8.76% at June 30, 1999, as compared to 10.09% at December 31, 1998.

Cash dividends of $0.20 per common share for the second quarter of 1999 and $0.40 for the six month period ended June 30, 1999, both represent increases of 11.12% over the $.18 paid for second quarter of 1998 and $0.36 paid for the first six months of 1998. Total cash dividends paid were approximately $8.67 million for the second quarter of 1999 and $17.36 million for the first six months of 1999, an increase of 23.22% and 41.02% over the comparable periods of 1998.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 9.20% at June 30, 1999 and 9.84% at June 30, 1998. United's risk-based capital ratios of 12.37% at June 30, 1999 and 12.63% at December 31, 1998, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 11.14% and 8.09%, respectively, at June 30, 1999, are also well above regulatory minimum requirements.

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of a company's hardware, date-driven automated equipment or computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

United's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, United has fully completed the assessment of all information technology and non-information technology systems that could be significantly affected by the Year 2000 Issue and its internal remediation and testing phases were completed by December 31, 1998. Its external remediation and testing phases being performed by United's primary data processor have been completed.

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

United is utilizing both internal and external resources to reprogram, or replace, and test the Year 2000 modifications. United has completed the remediation and testing phases of the Year 2000 project as well as the implementation phase with all information technology and non-information technology systems being compliant with the Year 2000.

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

United has developed contingency plans for implementation in the event that mission critical third party vendors or other third parties fail to adequately address Year 2000 issues. United will be testing those plans during the third quarter of 1999. Such plans principally involve internal remediation or identifying alternate vendors. There can be no assurance that any such plans will fully mitigate any such failures or problems.

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