Form 10-Q
period 1999-09-30
UNITED BANKSHARES INC/WV
filed 1999-11-15
CIK 729986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended SEPTEMBER 30, 1999

                         Commission File Number: 0-13322

                             UNITED BANKSHARES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       WEST VIRGINIA                                          55-0641179
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


     300 UNITED CENTER
     500 VIRGINIA STREET, EAST
     CHARLESTON, WEST VIRGINIA                                  25301
---------------------------------------                       --------
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

Class- Common Stock, $2.50 Par Value; 42,727,413 shares outstanding as of OCTOBER 31, 1999.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                TABLE OF CONTENTS


                                                                                                    Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
  Consolidated Balance Sheets (Unaudited)
  September 30, 1999 and December 31, 1998 ..........................................................6

  Consolidated Statements of Income (Unaudited) for the
  Three and Nine Months Ended September 30, 1999 and 1998............................................7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Nine Months Ended September 30, 1999...........................................8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months Ended September 30, 1999 and 1998 .............................................9

  Notes to Consolidated Financial Statements ........................................................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................................................19


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................................Not Applicable


Item 2. Changes in Securities............................................................Not Applicable


Item 3. Defaults Upon Senior Securities .................................................Not Applicable


                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                          TABLE OF CONTENTS--CONTINUED



                                                                                                Page

Item 4.  Submission of Matters to a Vote of Security Holders .........................Not Applicable


Item 5.  Other Information ................................................... .......Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits required by Item 601 of Regulation S-K


                  Exhibit 27 - Financial Data Schedule...........................................31



     (b)  Reports on Form 8-K

                  None filed during the period.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           UNITED BANKSHARES, INC.
                                           ------------------------
                                                (Registrant)



Date  November 12, 1999                    /s/ Richard M. Adams
---------------------------                -------------------------------------
                                           Richard M. Adams, Chairman of
                                           the Board and Chief Executive
                                           Officer


Date  November 12, 1999                     /s/ Steven E. Wilson
---------------------------                -------------------------------------
                                           Steven E. Wilson, Executive
                                           Vice President, Treasurer,
                                           Secretary and Chief Financial Officer

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The September 30, 1999 and December 31, 1998, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and nine months ended September 30, 1999 and 1998, and the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1999, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(Dollars in thousands, except par value)                                              SEPTEMBER 30     DECEMBER 31
                                                                                          1999            1998
                                                                                   ----------------------------------
ASSETS
Cash and due from banks                                                                 $   122,532     $   124,591
Interest-bearing deposits with other banks                                                   13,105           6,807
Federal funds sold                                                                                            9,900
                                                                                    ----------------------------------
Total cash and cash equivalents                                                             135,637         141,298

Securities available for sale at estimated fair value (amortized cost-$1,484,192
   at September 30, 1999 and $557,574 at December 31, 1998)                               1,445,351         565,165
Securities held to maturity (estimated fair value-$269,318 at
   September 30, 1999 and $367,353 at December 31, 1998)                                    273,675         362,151
Loans held for sale                                                                         117,610         720,607
Loans
    Commercial, financial, and agricultural                                                 520,113         508,601
    Real estate:
         Single family residential                                                        1,217,365       1,076,277
         Commercial                                                                         694,786         574,666
         Construction                                                                       141,715         141,026
         Other                                                                               43,023          45,290
    Installment                                                                             353,145         313,464
                                                                                    ----------------------------------
                                                                                          2,970,147       2,659,324
   Less: Unearned income                                                                     (7,114)         (6,933)
                                                                                    ----------------------------------
Loans net of unearned income                                                              2,963,033       2,652,391
   Less: Allowance for loan losses                                                          (39,704)        (39,189)
                                                                                    ----------------------------------
Net loans                                                                                 2,923,329       2,613,202
Bank premises and equipment                                                                  53,447          54,946
Accrued interest receivable                                                                  34,927          30,402
Other assets                                                                                 97,939          80,128
                                                                                    ----------------------------------
                                                                     TOTAL ASSETS        $5,081,915      $4,567,899
                                                                                    ==================================

LIABILITIES
Domestic deposits:
   Noninterest-bearing                                                                  $   501,800     $   542,987
   Interest-bearing                                                                       2,875,127       2,950,071
                                                                                    ----------------------------------
Total deposits                                                                            3,376,927       3,493,058

Borrowings:
   Federal funds purchased                                                                    6,316           7,260
   Securities sold under agreements to repurchase                                           429,516         236,535
   Federal Home Loan Bank borrowings                                                        801,851         345,867
   Other borrowings                                                                           5,797           5,244
Accrued expenses and other liabilities                                                       57,552          58,404
                                                                                    ----------------------------------
                                                                TOTAL LIABILITIES         4,677,959       4,146,368

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at September 30, 1999 and 43,256,833 at December 31, 1998, including 545,109 and 356 shares in treasury at September 30, 1999 and December 31, 1998,
   respectively                                                                             108,454         108,142
Surplus                                                                                      88,158          88,353
Retained earnings                                                                           246,365         220,111
Accumulated other comprehensive (loss) income                                               (25,247)          4,934
Treasury stock, at cost                                                                     (13,774)             (9)
                                                                                    ----------------------------------
                                                       TOTAL SHAREHOLDERS' EQUITY           403,956         421,531
                                                                                    ==================================
                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $5,081,915      $4,567,899
                                                                                    ==================================


SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES



 (Dollars in thousands, except per share data)                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                               SEPTEMBER 30                     SEPTEMBER 30
                                                                     -------------------------------  ------------------------------
                                                                              1999           1998              1999           1998
                                                                     -------------------------------  ------------------------------
INTEREST INCOME
Interest and fees on loans                                                   $62,076        $69,829          $189,506       $195,013
Interest on federal funds sold and other short-term investments
                                                                                 150            535               359          1,254
Interest and dividends on securities:
   Taxable                                                                    22,247         12,733            63,909         42,125
   Tax-exempt                                                                  6,338            823             9,563          2,381
                                                                     -------------------------------  ------------------------------
                                            Total interest income             90,811         83,920           263,337        240,773

INTEREST EXPENSE
Interest on deposits                                                          30,281         32,901            92,958         95,118
Interest on short-term borrowings                                              5,309          2,842            11,763          7,870
Interest on Federal Home Loan Bank advances                                   10,232          4,605            23,049         11,926
                                                                    -------------------------------   ------------------------------
                                           Total interest expense             45,822         40,348           127,770        114,914
                                                                    -------------------------------   ------------------------------
                                              Net interest income             44,989         43,572           135,567        125,859
Provision for loan losses                                                      2,255          3,316             4,780         10,653
                                                                    -------------------------------   ------------------------------
              Net interest income after provision for loan losses             42,734         40,256           130,787        115,206

OTHER INCOME
Income from mortgage banking operations                                        5,706          6,645            16,219         18,233
Service charges, commissions, and fees                                         5,365          5,035            14,522         14,015
Trust department income                                                        1,392          1,162             3,984          3,288
Security gains (losses)                                                          (70)           427                 1          2,782
Other income                                                                     450            201             1,209          1,079
                                                                     -------------------------------  ------------------------------
                                               Total other income             12,843         13,470            35,935         39,397

OTHER EXPENSE
Salaries and employee benefits                                                14,878         16,074            44,932         50,618
Net occupancy expense                                                          3,104          3,256             9,257         10,427
Other expense                                                                 11,395         11,658            33,079         40,077
                                                                     -------------------------------  ------------------------------
                                              Total other expense             29,377         30,988            87,268        101,122
                                                                     -------------------------------  ------------------------------
                                       Income before income taxes             26,200         22,738            79,454         53,481

Income taxes                                                                   8,500          6,397            26,797         15,172
                                                                     -------------------------------  ------------------------------
                                                       Net income           $ 17,700        $16,341          $ 52,657       $ 38,309
                                                                     ===============================  ==============================
Earnings per common share:
   Basic                                                                       $0.41          $0.38             $1.22          $0.90
                                                                     ===============================  ==============================
   Diluted                                                                     $0.41          $0.38             $1.20          $0.88
                                                                     ===============================  ==============================
Dividends per common share                                                     $0.21          $0.19             $0.61          $0.55
                                                                     ===============================  ==============================
Average outstanding shares:
   Basic                                                                  43,124,385     42,589,828        43,239,869     42,498,014
   Diluted                                                                43,708,483     43,507,635        43,817,913     43,410,699


SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)



                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                    ------------------------------------------------------------------------------------------
                                          COMMON STOCK                               ACCUMULATED
                                    -------------------------                           OTHER                      TOTAL
                                                    PAR                  RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                                       SHARES      VALUE      SURPLUS    EARNINGS   INCOME (LOSS)    STOCK        EQUITY
                                    ------------------------------------------------------------------------------------------
Balance at January 1, 1999           43,256,833  $ 108,142    $88,353    $220,111       $4,934          $(9)     $421,531

Comprehensive income (loss):
   Net income                                 -          -          -      52,657            -            -        52,657
   Other comprehensive income
     (loss), net of tax:
     Unrealized loss on
       securities of $30,182 net
       of reclassification
       adustment for gains
       included in net income
       of $1                                  -          -          -           -      (30,181)           -       (30,181)
                                                                                                              ----------------
   Total comprehensive income                                                                                      22,476
     (loss)
Purchase of treasury stock
    (615,800 shares)                                                                                (15,592)      (15,592)
Cash dividends ($0.61 per share)              -          -          -     (26,403)           -            -       (26,403)
Common stock options exercised
   (195,983 shares)                     124,936        312       (195)           -           -        1,827         1,944
                                    ------------------------------------------------------------------------------------------

Balance at September 30, 1999        43,381,769  $ 108,454    $88,158    $246,365     $(25,247)    $(13,774)     $403,956
                                    ==========================================================================================


SEE NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                ---------------------------
                                                                                    1999         1998
                                                                                ---------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               $ 205,670  $   (329,871)

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                         144,558      108,058
Purchases of investment securities                                                  (56,068)     (74,820)
Proceeds from sales of securities available for sale                                261,429       26,412
Proceeds from maturities and calls of securities available for sale                 110,262      240,133
Purchases of securities available for sale                                         (923,516)    (202,789)
Proceeds from sales of loans                                                                       2,283
Purchases of loans                                                                               (15,917)
Net purchases of bank premises and equipment                                         (5,155)      (2,003)
Net cash of acquired branches                                                                     56,472
Net change in loans                                                                (235,638)     121,786
                                                                                ---------------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (704,128)     259,615
                                                                                ---------------------------

FINANCING ACTIVITIES
Cash dividends paid                                                                 (25,971)     (19,321)
Proceeds from sales of treasury stock                                                                654
Acquisition of treasury stock                                                       (15,592)      (3,609)
Proceeds from exercise of stock options                                               1,944        2,298
Pre-merger transactions of pooled companies                                                        4,788
Repayment of Federal Home Loan Bank borrowings                                       (1,462)    (195,598)
Proceeds from Federal Home Loan Bank borrowings                                     457,446      228,779
Acquisition of fractional shares                                                                      (7)
Changes in:
   Deposits                                                                        (116,158)      67,810
   Federal funds purchased, securities sold under agreements
        to repurchase and other borrowings                                          192,590        2,854
                                                                                ---------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           492,797       88,648
                                                                                ---------------------------

(Decrease) increase in cash and cash equivalents                                     (5,661)      18,392

Cash and cash equivalents at beginning of year                                      141,298      190,028
                                                                                ---------------------------

Cash and cash equivalents at end of period                                         $135,637     $208,420
                                                                                ===========================


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

During 1998, the FASB issued Statement No. 134, (SFAS No. 134), "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" (an amendment of Statement No.
65). SFAS No. 134 requires companies to classify all mortgage-backed securities or other interests in the form of a security retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that a company commits to sell before or during the securitization process must be classified as trading securities. The provisions of this statement become effective for United on January, 1, 1999.


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

     3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                                      SEPTEMBER 30, 1999
                                                ---------------------------------------------------------------
                                                                    GROSS            GROSS        ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED        FAIR
                                                     COST           GAINS            LOSSES         VALUE
                                                ---------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                    $298,821      $     129       $  8,410       $   290,540
     State and political subdivisions                  47,175             10          3,337            43,848
     Mortgage-backed securities                       911,219            832         24,516           887,535
     Marketable equity securities                       8,736          3,922            583            12,075
     Other                                            218,241              -          6,888           211,353
                                                ---------------------------------------------------------------
     Total                                         $1,484,192         $4,893        $43,734        $1,445,351
                                                ===============================================================


                                                                      DECEMBER 31, 1998
                                                ---------------------------------------------------------------
                                                                    GROSS            GROSS        ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED        FAIR
                                                     COST           GAINS            LOSSES         VALUE
                                                ---------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                    $198,151         $1,335           $162          $199,324
     State and political subdivisions                  27,474            194            188            27,480
     Mortgage-backed securities                       279,618          2,860            262           282,216
     Marketable equity securities                       9,211          4,104            239            13,076
     Other                                             43,120              -             51            43,069
                                                ---------------------------------------------------------------
     Total                                           $557,574         $8,493           $902          $565,165
                                                ===============================================================


The cumulative net unrealized holding loss on available for sale securities resulted in a decrease to shareholders' equity of $25,247 at September 30, 1999 and the cumulative net unrealized holding gain on available for sale securities resulted in an increase of $4,934 at December 31, 1998. Both of these amounts are net of deferred income taxes.

The amortized cost and estimated fair value of securities available for sale at September 30, 1999 and December 31, 1998, by contractual maturity are shown on the next page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                      SEPTEMBER 30, 1999                   DECEMBER 31, 1998
                                               ----------------------------------  ----------------------------------
                                                                   ESTIMATED                           ESTIMATED
                                                  AMORTIZED          FAIR              AMORTIZED          FAIR
                                                     COST            VALUE               COST            VALUE
                                               ----------------------------------  ----------------------------------

     Due in one year or less                      $     9,083     $     9,105           $  38,072        $  38,321
     Due after one year through five years            135,988         134,732             113,410          114,343
     Due after five years through ten years           313,903         304,890             123,793          124,204
     Due after ten years                            1,016,482         984,549             273,088          275,221
     Marketable equity securities                       8,736          12,075               9,211           13,076
                                               ----------------------------------  ----------------------------------
     Total                                         $1,484,192      $1,445,351            $557,574         $565,165
                                               ==================================  ==================================

The preceding table includes $887,535 and $282,216 of mortgage-backed securities at September 30, 1999 and December 31, 1998, respectively, with an amortized cost of $911,219 and $279,618 at September 30, 1999 and December 31, 1998, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                      SEPTEMBER 30, 1999
                                                ---------------------------------------------------------------
                                                                    GROSS            GROSS        ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED        FAIR
                                                     COST           GAINS            LOSSES         VALUE
                                                ---------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                     $56,879          $  80         $1,519           $55,440
     State and political subdivisions                  99,557          1,065          3,942            96,680
     Mortgage-backed securities                        97,531            623            664            97,490
     Other                                             19,708              -              -            19,708
                                                ---------------------------------------------------------------
     Total                                           $273,675       $  1,768         $6,125          $269,318
                                                ===============================================================


                                                                      DECEMBER 31, 1998
                                                ---------------------------------------------------------------
                                                                    GROSS            GROSS        ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED        FAIR
                                                     COST           GAINS            LOSSES         VALUE
                                                ---------------------------------------------------------------
     U.S. Treasury securities and obligations
        of U.S. Government corporations and
        agencies                                     $121,474        $1,225           $  99          $122,600
     State and political subdivisions                  82,011         2,929             241            84,699
     Mortgage-backed securities                       139,002         1,506             121           140,387
     Other                                             19,664             8               5            19,667
                                                ---------------------------------------------------------------
     Total                                           $362,151        $5,668            $466          $367,353
                                                ===============================================================


The amortized cost and estimated fair value of securities held to maturity at September 30, 1999, and December 31, 1998, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      SEPTEMBER 30, 1999                   DECEMBER 31, 1998
                                               ----------------------------------  ----------------------------------
                                                                   ESTIMATED                           ESTIMATED
                                                  AMORTIZED          FAIR              AMORTIZED          FAIR
                                                     COST            VALUE               COST            VALUE
                                               ----------------------------------  ----------------------------------
     Due in one year or less                         $  5,861        $  5,870           $  17,218        $  17,349
     Due after one year through five years             35,164          40,242              68,758           69,661
     Due after five years through ten years            69,828          69,572             117,860          120,026
     Due after ten years                              162,822         153,634             158,315          160,317
                                               ----------------------------------  ----------------------------------
     Total                                           $273,675        $269,318            $362,151         $367,353
                                               ==================================  ==================================


The preceding table includes $97,490 and $140,387 of mortgage-backed securities at estimated fair value at September 30, 1999 and December 31, 1998, respectively, with an amortized cost of $97,531 and $139,002 at September 30, 1999 and December 31, 1998, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

The amortized cost of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $660,226 and $414,275 at September 30, 1999 and December 31, 1998, respectively.


4.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                      1999                1998
                                                                               ------------------- -------------------
     Loans past due 90 days or more and still accruing interest                        $9,872            $  9,528
     Nonaccrual loans                                                                  11,059               9,139
                                                                               ------------------- -------------------

     Total nonperforming loans                                                        $20,931             $18,667
                                                                               =================== ===================


5.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30                          SEPTEMBER 30
                                                 ------------------------------------  ------------------------------------
                                                         1999              1998                1999              1998
                                                 ----------------- ------------------  ------------------------------------
     Balance at beginning of period                     $40,471           $36,627             $39,189           $31,936
     Provision charged to expense                         2,255             3,316               4,780            10,653
                                                 ----------------- ------------------  ------------------------------------
                                                         42,726            39,943              43,969            42,589
     Loans charged-off                                   (3,032)           (1,313)             (4,943)           (4,684)
     Less recoveries                                         10               232                 678               957
                                                 ----------------- ------------------  ------------------------------------

     Net Charge-offs                                     (3,022)           (1,081)             (4,265)           (3,727)
                                                 ----------------- ------------------  ------------------------------------

     Balance at end of period                           $39,704           $38,862             $39,704           $38,862
                                                 ================= ==================  ====================================


The average recorded investment in impaired loans during the quarter ended September 30, 1999 and for the year ended December 31, 1998 was approximately $17,931 and $10,343, respectively. For the quarters ended September 30, 1999 and 1998, United recognized interest income on the impaired loans of approximately $33 and $78, respectively, substantially all of which was recognized using the accrual method of income recognition.

At September 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $13,972 (of which $11,059 were on a nonaccrual basis). Included in this amount is $3,063 of impaired loans for which the related allowance for loan losses is $778 and $10,909 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $395 and $255 for the quarters ended September 30, 1999 and 1998, respectively, $1,193 and $1,057 for the nine months ended September 30, 1999 and 1998, respectively.


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

                                                                                        GENERAL
                                                          MORTGAGE      COMMUNITY      CORPORATE
                                                          BANKING        BANKING      AND OTHER*     CONSOLIDATED
                                                       -------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Net interest income                                    $       853     $     43,791  $        345  $       44,989
Provision for loan losses                                        5            2,250             -           2,255
Net interest income after provision for loan losses            848           41,541           345          42,734
Noninterest income                                           5,726            8,423        (1,306)         12,843
Noninterest expense                                          4,702           24,522           153          29,377
Income (loss) before income taxes                            1,872           25,442        (1,114)         26,200
Income tax expense                                             609            7,843            48           8,500
Net income (loss)                                            1,263           17,599        (1,162)         17,700
Average total assets                                       113,921        4,947,194       (51,021)      5,010,094

THREE MONTHS ENDED SEPTEMBER 30, 1998
Net interest income                                    $       672     $     42,576 $         324    $     43,572
Provision for loan losses                                       16            3,300             -           3,316
Net interest income after provision for loan losses            656           39,276           324          40,256
Noninterest income                                           6,635            5,641         1,194          13,470
Noninterest expense                                          5,410           25,163           415          30,988
Income before income taxes                                   1,881           19,754         1,103          22,738
Income tax expense                                             528            5,564           305           6,397
Net income                                                   1,353           14,190           798          16,341
Average total assets                                       178,492        4,388,126      (249,725)      4,316,893

NINE MONTHS ENDED SEPTEMBER 30, 1999
Net interest income                                    $     2,648    $     130,778 $       2,141    $    135,567
Provision for loan losses                                       30            4,750             -           4,780
Net interest income after provision for loan losses          2,618          126,028         2,141         130,787
Noninterest income                                          17,966           22,954        (4,985)         35,935
Noninterest expense                                         14,063           72,652           553          87,268
Income (loss) before income taxes                            6,521           76,330        (3,397)         79,454
Income tax expense                                           2,206           24,141           450          26,797
Net income (loss)                                            4,315           52,189        (3,847)         52,657
Average total assets                                       156,711        4,802,105      (151,670)      4,807,146

                                                                                        GENERAL
                                                          MORTGAGE      COMMUNITY      CORPORATE
                                                          BANKING        BANKING      AND OTHER*     CONSOLIDATED
                                                       -------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Net interest income                                    $     1,839    $     122,810 $       1,210    $    125,859
Provision for loan losses                                       23           10,630             -          10,653
Net interest income after provision for loan losses          1,816          112,180         1,210         115,206
Noninterest income                                          18,462           17,050         3,885          39,397
Noninterest expense                                         15,229           82,754         3,139         101,122
Income (loss) before income taxes                            5,049           46,476         1,956          53,481
Income tax expense                                           1,367            8,987         4,818          15,172
Net income (loss)                                            3,682           37,489        (2,862)         38,309
Average total assets                                       174,699        4,224,503      (217,995)      4,181,207


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

The components of total comprehensive income for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30                       SEPTEMBER 30
                                                      ----------------------------------- ----------------------------------
                                                              1999              1998              1999             1998
                                                      ------------------ ---------------- ----------------- ----------------
Net Income                                                 $  17,700           $ 16,341        $  52,657          $ 38,309
Other Comprehensive Income, Net of Tax:
     Unrealized gain (loss) on available for
     sale securities arising during the period                 9,385                149          (30,182)           (2,807)
     Less:  Reclassification adjustment for
            (losses) gains included in net income                (46)               278                1             1,808
                                                      ------------------ ---------------- ----------------- ----------------
Total Comprehensive Income                                  $ 27,039           $ 16,768       $   22,476          $ 37,310
                                                      ================== ================ ================= ================


9.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 1999 and September 30, 1998 with the interest rate earned or paid on such amount.

                                                         THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1999                         SEPTEMBER 30, 1998
                                                -------------------------------------       ------------------------------------
                                                   AVERAGE                  AVG.               AVERAGE                  AVG.
                                                   BALANCE     INTEREST     RATE               BALANCE     INTEREST     RATE
                                                -------------------------------------       ------------------------------------
ASSETS

Earning Assets:
   Federal funds sold and securities
   repurchased under agreements to resell and
   other short-term investments               $       9,362  $       150        6.37%        $   37,193 $        535      5.72%
   Investment Securities:
         Taxable                                  1,371,410       22,247       6.49%            852,397       12,733      5.98%
         Tax-exempt   (1)(2)                        345,317        7,812       9.05%             69,156        1,266      7.32%
                                                -------------------------------------       ------------------------------------
                    Total Securities              1,716,727       30,059       7.00%            921,553       13,999      6.08%
     Loans, net of unearned income   (1)(2)       3,025,441       63,542       8.36%          3,133,108       70,285      8.93%
   Allowance for loan losses                        (40,433)                                    (36,785)
                                                --------------                              --------------
   Net loans                                      2,985,008                    8.47%          3,096,323                   9.04%
                                                -------------------------------------       ------------------------------------
Total earning assets                              4,711,097   $   93,751       7.93%          4,055,069  $   84,819       8.33%
                                                             ------------------------                    -----------------------
Other assets                                        298,997                                     261,824
                                                --------------                              --------------
                                 TOTAL ASSETS    $5,010,094                                  $4,316,893
                                                ==============                              ==============

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                   $2,878,331   $   30,281       4.17%         $2,812,714  $    32,901      4.64%

     Federal funds purchased, repurchase
          Agreements and other short-term
          Borrowings                                438,637        5,309       4.80%            239,739        2,842      4.70%
     FHLB advances                                  759,047       10,232       5.35%            329,103        4,605      5.55%
                                                -------------------------------------       ------------------------------------

Total Interest-Bearing Funds                      4,076,015       45,822       4.46%          3,381,556       40,348      4.73%
                                                             ------------------------                    -----------------------
     Demand deposits                                465,750                                     442,336
     Accrued expenses and other liabilities          66,791                                      69,816
                                                --------------                              --------------
                            TOTAL LIABILITIES     4,608,556                                   3,903,708
SHAREHOLDERS' EQUITY                                401,538                                     413,185
                                                --------------                              --------------
                        TOTAL LIABILITIES AND
                         SHAREHOLDERS' EQUITY    $5,010,094                                  $4,316,893
                                                ==============                              ==============

NET INTEREST INCOME                                           $  47,929                                    $  44,471
                                                             =============                               =============

INTEREST SPREAD                                                                3.47%                                      3.60%

NET INTEREST MARGIN                                                            3.99%                                      4.39%

 (1) The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
 (2) The interest income and the yields on state nontaxable loans and investment securities are presented on tax-equivalent basis using the statutory state income tax rate of 9%.
 (3) Nonaccruing loans are included in the daily average loan amounts outstanding.

The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 1999 and September 30, 1998 with the interest rate earned or paid on such amount.

                                                         NINE MONTHS ENDED                           NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1999                         SEPTEMBER 30, 1998
                                                -------------------------------------       ------------------------------------
                                                   AVERAGE                  AVG.               AVERAGE                  AVG.
                                                   BALANCE     INTEREST     RATE               BALANCE     INTEREST     RATE
                                                -------------------------------------       ------------------------------------
ASSETS

Earning Assets:
   Federal funds sold and securities
   repurchased under agreements to resell and
   other short-term investments               $       7,784  $       359       6.16%        $    30,211 $      1,254      5.55%
   Investment Securities:
         Taxable                                  1,294,742       63,909       6.58%            894,813       42,125      6.28%
         Tax-exempt   (1) (2)                       201,908       12,774       8.44%             60,859        3,663      8.03%
                                                -------------------------------------       ------------------------------------
                    Total Securities              1,496,650       76,683       6.83%            955,672       45,788      6.39%
     Loans, net of unearned income   (1)  (2)     3,061,948      191,869       8.35%          2,984,104      196,562      8.78%
   Allowance for loan losses                        (39,567)                                    (34,501)
                                                --------------                              --------------
   Net loans                                      3,022,381                    8.46%          2,949,603                   8.89%
                                                -------------------------------------       ------------------------------------
Total earning assets                              4,526,815  $   268,911       7.92%          3,935,486  $   243,604      8.25%
                                                             ------------------------                    -----------------------
Other assets                                        280,331                                     245,721
                                                --------------                              --------------
                                 TOTAL ASSETS    $4,807,146                                  $4,181,207
                                                ==============                              ==============

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                   $2,911,417  $    92,958       4.27%         $2,752,024  $    95,118      4.62%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                346,738       11,763       4.54%            222,939        7,870      4.72%
     FHLB advances                                  589,270       23,049       5.23%            284,458       11,926      5.61%
                                                -------------------------------------       ------------------------------------
Total Interest-Bearing Funds                      3,847,425      127,770       4.44%          3,259,421      114,914      4.71%
                                                             ------------------------                    -----------------------
     Demand deposits                                466,915                                     446,385
     Accrued expenses and other liabilities          70,799                                      67,893
                                                --------------                              --------------
                            TOTAL LIABILITIES     4,385,139                                   3,773,699
SHAREHOLDERS' EQUITY                                422,007                                     407,508
                                                --------------                              --------------
                        TOTAL LIABILITIES AND
                         SHAREHOLDERS' EQUITY    $4,807,146                                  $4,181,207
                                                ==============                              ==============

NET INTEREST INCOME                                          $   141,141                                 $   128,690
                                                             =============                               =============

INTEREST SPREAD                                                                3.48%                                      3.54%

NET INTEREST MARGIN                                                            4.16%                                      4.37%



 (1) The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
 (2) The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
 (3) Nonaccruing loans are included in the daily average loan amounts

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

OVERVIEW

Net income for the nine months of 1999 was $52.66 million or $1.20 per share compared to $38.31 million or $0.88 per share for the first nine months of 1998. This represents a 37.45% increase in net income and a 36.18% increase in earnings per share. Net income for the third quarter of 1999 was $17.70 million or $0.41 per share compared to $16.34 million or $0.38 per share for the third quarter of 1998. The year-to-date results for 1998 include the recognition of approximately $7.1 million ($4.3 million after-tax) of merger-related costs for the acquisition of George Mason Bankshares, Inc. United's annualized return on average assets for the first nine months of 1999 was 1.46% and return on average shareholders' equity was 16.68% as compared to 1.22% and 12.57% for the first nine months of 1998.

United had strong core earnings driven by a net interest margin of 4.16% for the first nine months of 1999. Net interest income increased $9.71 million or 7.71% for the first nine months of 1999 as compared to the same period for 1998. The provision for loan losses decreased $5.87 million or 55.13% when comparing the first nine months of 1999 to the first nine months of 1998. Noninterest income, including income from mortgage banking operations, but excluding investment securities gains, remained relatively flat for the first nine months of 1999 when compared to the first nine months of 1998. Noninterest expenses decreased

$13.85 million or 13.70% for the first half of 1999 compared to the same period in 1998. United's effective tax rate was 33.7% and 28.4% in 1999 and 1998.

Total assets were $5.08 billion at September 30, 1999, a $514.02 million or 11.25% increase from year end, and up $786.87 million or 18.32% from one year ago. In terms of asset composition since year end 1998, the September 30, 1999 balance sheet reflects a $5.66 million decrease in cash and cash equivalents and a $791.71 million increase in investment securities. Loans held for sale decreased $603 million since year end due to loan sales in the secondary market in addition to loan securitizations of approximately $370 million completed during 1999. Portfolio loans, net of unearned income, increased $310.64 million. Interest receivable increased $4.52 million or 14.88 % since year end due to the growth in the investment and loan portfolios. Other assets increased $17.81 million due mainly to a $16 million increase in deferred taxes associated with the net unrealized loss on the available for sale securities portfolio. All other categories of assets were moderately flat compared to year end 1998.

Noninterest and interest bearing deposits decreased $41.19 million and $74.94 million, repectively, compared to year end. United's total borrowed funds increased $648.57 million or 15.87%. Short-term borrowings increased $192.59 million and FHLB borrowings increased $455.98 million as United utilized the borrowings to fund investment and loan growth. Accrued expenses and other liabilities were moderately flat compared to year end 1998.

Shareholders' equity decreased $17.58 million or 4.17% from to December 31, 1998 due primarily to purchases of treasury stock and a decline in the fair value of United's securities available for sale portfolio of approximately $30.18 million, net of deferred income taxes. United continued to balance capital adequacy and returns to shareholders. At September 30, 1999, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $1.42 million or 3.25% in the third quarter of 1999 and $9.71 million or 7.71% for the first nine months of 1999, when compared to the same periods of 1998. The net interest margin continues to drive United's core profitability and momentum. The increases were primarily attributable to higher levels of average earning assets of $656.03 million for the third quarter of 1999 and $591.33 million for the nine months of 1999, when compared to the third quarter and first nine months of 1998, respectively. United's tax-equivalent net interest margin was 3.99% and 4.16% for the third quarter and first nine months of 1999, respectively. For the quarter ended September 30, 1999, United's net interest margin was 4 basis points lower than the immediately preceding quarter, and 40 basis points less than the third quarter of 1998. The lower net interest margin from one year ago was the result of increased average wholesale funding balances as well as a decrease in the yield on the loan portfolio due to the securitization of certain high loan to value loans.

PROVISION FOR LOAN LOSSES

Nonperforming loans were $20.93 million at September 30, 1999 and $18.67 million at December 31, 1998. Nonperforming loans represented 0.42% of total assets at the end of the third quarter of 1999, as compared to 0.41% for United at year end 1998. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans modestly increased $344 thousand or 3.61% since year end 1998. Total nonperforming assets of $24.20 million, including OREO of $3.27 million at September 30, 1999, represented 0.48% of total assets at the end of the third quarter.

At September 30, 1999, impaired loans were $13.97 million, an increase of $3.05 million or 27.93% from the $10.92 million in impaired loans at December 31, 1998. For further details, see Note 5 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, inherent uncertainties in the estimation process. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company wide process at September 30, 1999, produced increased allocations within three of four loan categories. The components of the allowance allocated to real estate, consumer and real estate construction loans increased $265 thousand, $108 thousand and $90 thousand, respectively, as a result of changes in historical loss experience and volume factors for these loan pools. The components of the allowance allocated to commercial loans decreased $557 thousand as a result of a lower level of classified assets and decreases in specific allocations for commercial loans as a result of individual credit reviews.

At September 30, 1999 and December 31, 1998, the allowance for loan losses was 1.34% and 1.48% of total loans, net of unearned income, respectively. At September 30, 1999 and December 31, 1998, the ratio of the allowance for loan losses to nonperforming loans was 189.7% and 209.9%, respectively

Management believes that the allowance for loan losses of $39.70 million at September 30, 1999, is adequate to provide for losses on existing loans based on information currently available.

For the quarters ended September 30, 1999 and 1998, the provision for loan losses was $2.26 million and $3.32 million, respectively, while the provision for the first nine months was $4.78 million for 1999 as compared to $10.65 million for 1998. Total net charge-offs were $3.02 million in the third quarter of 1999 and $1.08 million during the same time period in 1998, which represents 0.11% and 0.03% of average loans for the respective quarters. Half of the loss in the third quarter of 1999 was due to the charge-off of approximately $1.5 million associated with a single borrower. Charge-offs exceeded recoveries by $4.27 million for the first nine months of 1999 as compared to net charge-offs of $3.73 million for the first nine months of 1998. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income decreased $627 thousand or 4.65% for the third quarter of 1999 when compared to the third quarter of 1998 due mainly to the slowdown in the mortgage banking sector in response to higher interest rates. Noninterest income decreased $3.46 million or 8.79% for the first nine months of 1999 when compared to the same period in 1998 due mainly to a market value adjustment of $2.3 million on high loan-to-value mortgage loans held for sale at March 31, 1999 and a recognized gain on an available for sale equity security of $2.49 million in the first quarter of 1998. Revenues from the trust department increased $230 thousand or 19.79% for the third quarter of 1999 and $696 thousand or 21.17% for the first nine months of 1999 when compared to the same time periods in 1998. Other charges, commissions and fee revenue increased for the quarter, up $647 thousand or 13.71% over the second quarter of 1999, due mainly to a new checking account product introduced during the quarter.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $1.61 million or 5.20% and $13.85 million or 13.70% for the quarter and nine months ended September 30, 1999, as compared to the same periods in 1998. The year-to-date figures for 1998 include merger-related charges recognized during the second quarter of 1998 for the acquisition of George Mason. These charges consisted primarily of employee benefits, severance, facilities, and information system costs to effect the merger.

Total salaries and benefits decreased by 7.44% or $1.20 million and 11.23% or $5.69 million for the third quarter and first nine months of 1999 when compared to the same periods of 1998. The higher salaries and benefits costs for 1998 were attributable to commissions and salaries expense at United's mortgage banking subsidiaries due to higher commissions on the increased volume of mortgage loans originated during the year for sale in the secondary market as well as severance and benefit pay of displaced employees in the George Mason merger.

Net occupancy expense for the third quarter and the first nine months of 1999 decreased by $152 thousand or 4.67% and $1.17 million or 11.22% when compared to the third quarter and first nine months of 1998, respectively. The higher expense in 1998 was due to the costs associated with consolidating common banking offices from the George Mason merger.

Other expenses decreased $263 thousand or 2.26% and $7 million or 17.46% for the third quarter and first nine months of 1999, as compared to the same periods of 1998. This overall decrease for the nine months ended figures was primarily due to higher legal, data processing and other related expenses associated with the second quarter of 1998 merger with George Mason.

MARKET RISK

The objective of United's Asset/Liability Management function is to manage interest rate risk and maintain consistent growth in net interest income within United's policy guidelines. This objective is accomplished through the management of balance sheet liquidity and interest rate risk exposures due to changes in economic condition, interest rate levels and customer preferences.

Management considers interest rate risk to be United's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income of United as a result of changes in interest rates. Consistency in United's earnings is largely dependent on the effective management of interest rate risk.

United employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. One such technique utilizes an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The model also includes executive management projections for activity levels in product lines offered by United. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently subjective and uncertain in natureand, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $600 million or (12.46%) of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from a unrelated third party financial institution with the intention that these loans would be securitized and resold back to the third party lender.

However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. Except for approximately $79 million of these loans which were retained in its loan portfolio, United completed its plan to securitize the remaining loans and sold some of the resulting securities and placed the remaining securities in its available for sale investment portfolio. One securitization occurred during the first quarter of 1999 which resulted in approximately $205 million of these mortgage loans held for sale being securitized with approximately $71 million of available for sale securities being retained in the investment portfolio and the remainder being sold to an independent third party. During the second quarter of 1999, United completed a second securitization in which approximately $165 million of mortgage loans held for sale were securitized and placed in United's available for sale investment portfolio.

By securitizing these mortgage loans, United effectively removed these loans from its balance sheet by creating investment securities supported by more predictable cash flows, which United either sold to independent third parties or placed in its own investment portfolio. As a result, United does maintain a certain level of prepayment and interest rate risk associated with these securities, however, the risk maintained by United is less than that which would be maintained had United held these assets as loans on its balance sheet until the loans matured.

In return for this risk exposure, United will receive on-going income from each securitization that is determined as a function of the "excess spread" derived from the securitized loans. The "excess spread", generally, is calculated as the difference between (a) the interest at the stated rate paid by borrowers and (b) the sum of pass-through interest paid to third-party investors and various fees, including trustee, servicing, and other similar costs. The "excess spread" represents income to be recognized by United over the life of the securitized loan pool.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of September 30, 1999 and September 30, 1998:

                          Change in
                        Interest Rates                      Percentage Change in Net Interest Income
                        (basis points)                    September 30, 1999         September 30, 1998
                        ---------------               ------------------------------------------------------
                             +200                                -3.31%                      3.40%
                             -200                                 5.60%                     -3.74%


For September 30, 1999, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would decrease by 3.31% over one year as compared to an increase of 3.40% for September 30, 1998. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 5.60% over one year for September 30, 1999 as compared to a decrease of 3.74% for September 30, 1998. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of September 30, 1999:

INTEREST RATE SENSITIVITY GAP
                                              DAYS
                             ---------------------------------------   TOTAL         1-5        OVER 5
                                 0-90        91-180      181-365     ONE YEAR       YEARS        YEARS        TOTAL
                             -------------------------------------------------------------------------------------------
ASSETS
INTEREST-EARNING ASSETS:
  Federal funds sold and
     Securities  purchased
     under agreements to
     resell and other
     short-term investments       $  5,781     $ 2,300                  $  8,081     $  5,024                 $  13,105

   Investment and
Marketable
   Equity Securities
    Taxable                         88,591      16,298      $42,339      147,228      282,774  $ 1,145,620    1,575,622
    Tax-exempt                                   1,572          581        2,153       12,759      128,492      143,404
   Loans, net of unearned
   income                        1,140,470     174,682      327,571    1,642,723      817,960      619,960    3,080,643
                             -------------------------------------------------------------------------------------------

Total Interest-Earning
   Assets                       $1,234,842    $194,852     $370,491   $1,800,185   $1,118,517   $1,894,072   $4,812,774
                             ===========================================================================================

LIABILITIES
INTEREST-BEARING FUNDS:
   Savings and NOW accounts
                                $1,192,569                            $1,192,569                             $1,192,569
    Time deposits of
        $100,000 & over             44,496     $26,306      $72,391      143,193     $ 57,670       $  653      201,516
   Other time deposits             339,533     305,083      449,468    1,094,084      384,288        2,670    1,481,042
     Federal funds
   purchased,
   Repurchase agreements
    and other short-term
    borrowings                     362,453      63,000                   425,453       23,500                   448,953
     FHLB advances                 346,000      50,000       75,750      471,750       36,232      293,869      801,851
                             -------------------------------------------------------------------------------------------

Total Interest-Bearing
   Funds                        $2,285,051    $444,389     $597,609   $3,327,049     $501,690     $297,192   $4,125,931
                             ===========================================================================================

INTEREST SENSITIVITY GAP       ($1,050,209)  ($249,537)   ($227,118) ($1,526,864)    $616,827   $1,596,880     $686,843
                             ===========================================================================================

CUMULATIVE GAP                 ($1,050,209)($1,299,746) ($1,526,864) ($1,526,864)   ($910,037)    $686,843    $ 686,843
                             ===========================================================================================

Cumulative Gap as a
   Percentage of                   (21.82%)    (27.01%)     (31.73%)     (31.73%)     (18.91%)      14.27%       14.27%
     Total Earning Assets

Management Adjustments          $1,158,828 ($   77,294)  ($ 154,472)     $927,062   ($927,062)                    $  0

Off-Balance Sheet
   Activities
CUMULATIVE MANAGEMENT
   ADJUSTED GAP  AND
   OFF-BALANCE SHEET
   ACTIVITIES                   $  108,619   ($218,211)  ($ 599,802)   ($599,802)   ($910,037)     $686,843   $686,843
                             ===========================================================================================

CUMULATIVE MANAGEMENT
   ADJUSTED GAP AND
   OFF-BALANCE SHEET
   ACTIVITIES AS A
   PERCENTAGE OF TOTAL
   EARNING ASSETS                      2.26%    (4.53%)     (12.46%)     (12.46%)     (18.91%)       14.27%      14.27%
                             ===========================================================================================

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

Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers. Other than cash and due from banks, the available for sale securities portfolio, loans held for sale, maturing loans, and maturing investments are the primary sources of liquidity.

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

For the nine months ended September 30, 1999, cash flows from operations provided United $205.67 million of cash primarily as a result of $153.27 million of excess proceeds from sales of mortgage loans in the secondary market during the first nine months of 1999. During the same period, net cash of $704.13 million was used for investing activities which was primarily due to $463.34 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities and $235.64 million of net portfolio loan originations. During the first nine months of 1999, net cash of $492.80 million was generated by financing activities, primarily due to additional borrowings of approximately $648.57 million that consisted of $455.98 million of new FHLB advances and $192.04 million in increased short-term borrowings from federal funds purchased and securities sold under agreements to repurchase. These sources of funds were partially offset by payment of $25.97 million in cash dividends, $15.59 million for acquisitions of United shares under the stock repurchase program and a $116.16 million decrease in deposits. The net effect of this activity was a decrease in cash and cash equivalents of $5.66 million for the first nine months of 1999.

United anticipates no difficulty in meeting its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available. As part of its Year 2000 contingency plan, United has established lines of credit at the Federal Reserve Bank Discount Window for both of its subsidiary banks in case of any unexpected cash needs.

The Asset and Liability Committee monitors liquidity to ascertain that a strong liquidity position is maintained. In addition, variable rate loans are a priority. These policies help to protect net interest income against fluctuations in interest rates. No changes are anticipated in the policies of United's Asset and Liability Committee.

CAPITAL

Total shareholders' equity decreased $17.58 million to $403.96 million, which is a decrease of 4.17% from December 31, 1998. Since year end, United has experienced a $30.18 million reduction, net of deferred income taxes, in the fair value of its available for sale investment portfolio due primarily to increased market interest rates. During the second quarter of 1999, United announced a new plan to repurchase up to 1.75 million shares of its common stock on the open market, of which 615,800 shares were repurchased since its implementation in May of 1999. United's equity to assets ratio was 7.95% at September 30, 1999, as compared to 9.23% at December 31, 1998. Capital and reserves to total assets was 8.73% at September 30, 1999, as compared to 10.09% at December 31, 1998.

Cash dividends of $0.21 per common share for the third quarter of 1999 and $0.61 for the nine month period ended September 30, 1999, both represent increases of 10.53% and 10.91%, respectively, over the $0.19 paid for third quarter of 1998 and $0.55 paid for the first nine months of 1998. Total cash dividends paid were approximately $9.03 million for the third quarter of 1999 and $26.40 million for the first nine months of 1999, an increase of 21.43% and 33.89% over the comparable periods of 1998.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 8.78% at September 30, 1999 and 9.75% at September 30, 1998. United's risk-based capital ratios at September 30, 1999 and December 31, 1998 are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios at September 30, 1999 are also well above regulatory minimum requirements.

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

The total cost of the Year 2000 project is estimated at $4 million and is being funded through cash flows. The Year 2000 costs are not expected to have a material adverse effect on United's results of operations or cash flows. To date, United has incurred approximately $2.7 million of expense and capitalizable costs related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a Year 2000 plan of operation.

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

United has developed contingency plans for implementation in the event that mission critical third party vendors or other third parties fail to adequately address Year 2000 issues. Such plans principally involve internal remediation or identifying alternate vendors. The first phrase of testing on these contingency plans were successfully completed during the third quarter of 1999. The first critical date of "9-9-99" passed without any problems as all systems performed properly and all work was completed without any interruption in service to customers. Final adaptation and testing of United's contingency plans will take place during the fourth quarter of 1999. However, there can be no assurance that any contingency plans will fully mitigate any failures or problems associated with external and internal sources.

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