Form 10-K
period 1999-12-31
UNITED BANKSHARES INC/WV
filed 2000-03-28
CIK 729986

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999
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

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 29, 2000 was approximately $640,839,290.

     As of February 29, 2000, United Bankshares, Inc. had 42,175,041 shares of common stock outstanding with a par value of $2.50.

                      Documents Incorporated By Reference

1. Annual Report to Shareholders for the fiscal year ended December 31, 1999 portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K.

2. Definitive Proxy Statement dated April 3, 2000 for the 2000 Annual Shareholders' Meeting to be held on May 15, 2000, portions of which are incorporated by reference in Part III of this Form 10-K.

Page 1 of   82     pages.   Index to Exhibits is on page   28    .
         --------                                      ---------

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)

As of the date of filing this Annual report, neither the annual shareholders' report for the year ended December 31, 1999, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX


                                                                     Page
Part I                                                               ----
------

Item 1.     BUSINESS ...............................................   3

Item 2.     PROPERTIES .............................................   3

Item 3.     LEGAL PROCEEDINGS ......................................  10

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  10

Part II
-------

Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SHAREHOLDER MATTERS ....................................  11

Item 6.     SELECTED FINANCIAL DATA.................................  13

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ....................  13

Item 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
            MARKET RISK ............................................  13

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............  23

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURES.................  23

Part III
--------

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......  24

Item 11.    EXECUTIVE COMPENSATION .................................  24

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..............................................  24

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........  24

Part VI
-------

Item 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
            ON FORM 8-K.............................................  25

UNITED BANKSHARES, INC.
FORM 10-K, PART I


Item 1.  Business

Item 2.  Properties

     The following discussion satisfies the reporting requirements of Items 1 and 2.

                    DESCRIPTION OF UNITED BANKSHARES, INC.

Organizational History and Subsidiaries
---------------------------------------

     United Bankshares, Inc. ("United") is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-four banking institutions. United has two banking subsidiaries, United National Bank ("UNB") and United Bank. United also owns nonbank subsidiaries that engage in mortgage banking, asset management, investment banking and financial planning.

Offices
-------

     The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia. United's executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates seventy-eight offices--fifty-three offices located throughout West Virginia, twenty-two offices throughout the Northern Virginia, Maryland and Washington, D.C. areas and three in Ohio. United owns all its West Virginia facilities except for two in the Parkersburg area, three in the Wheeling area, three in the Charleston area, two in the Beckley area and one each in Summersville and Clarksburg, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for two offices, one each in Fairfax and Vienna, Virginia which are owned facilities.

Employees
---------

     As of December 31, 1999 United and its subsidiaries had approximately 1,387 full-time equivalent employees and officers. None of these employees is represented by a collective bargaining unit, and management considers employee relations to be excellent.

Business of United
------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended,

United's present business is community and mortgage banking. As of December 31, 1999, United's consolidated assets approximated $5.1 billion and total shareholders' equity approximated $396 million.

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

     UNB is a member of a regional network of automated teller machines known as the MAC ATM network while United Bank participates in the MOST network. Through MAC and MOST, all of United's subsidiary banks are participants in a network known as Cirrus, which provides banking on a nationwide basis.

Lending Activities
------------------

     United's loan portfolio, net of unearned income, increased $518 million, or 19.52%, to $3.17 billion in 1999 and is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and commercial real estate loans increased $26.5 million or 5.21% and $126.8 million or 22.1%, respectively, while consumer loans, net of unearned income, increased $49.8 million or 15.9%. Residential real estate loans increased $312.3 million or 29.02%.

   As of December 31, 1999, approximately $401 million or 13% of United's loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds 90% of the real estate's appraised value, unless the loan has other appropriate credit support. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below 90%.

   The December 31, 1999 position in high loan-to-value loans is significantly less than the December 31, 1998 amounts of $617 million or 20% of total loans, of which $456 million was held in the loans held for sale category on United's balance sheet.

Commercial Loans
----------------

     The commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Coal mining companies make up an insignificant portion of loans in the portfolio. Collateral securing these loans include equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive review and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval.

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

Loan Origination and Processing
-------------------------------

     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 1999, the balance of mortgage loans being serviced by United for others was insignificant.

Secondary Markets
-----------------

     United National Bank and George Mason Mortgage Company ("GMMC"), a wholly-owned subsidiary of United Bank, are engaged in the operation of a general mortgage and agency business, including the conducting of mortgage loan servicing activities for certain loans, the origination and acquisition of residential real estate loans for resale and generally the activities commonly conducted by a mortgage banking company. These loans are for single, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets.

     GMMC primarily originates permanent residential mortgage loans in the northern Virginia market while UNB's originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market.

     During 1999, United originated $1.3 billion of real estate loans for sale in the secondary market and sold $1.4 billion of loans designated as held for sale in the secondary market. Proceeds received from the sales of these loans during 1999 was $1.4 billion.

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

     During 1999, 1998 and 1997, United recognized net gains of $677 thousand, $2.37 million, and $85 thousand, respectively, from the available for sale portfolio. The net gain in 1998 included a $2.49 million gain recognized on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998. Additionally, the 1998 net gain included approximately $300 thousand of net losses from calls of held to maturity securities.

     At December 31, 1999, United had no open commitments to sell mortgage-backed securities. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory.

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

     As of December 31, 1999, there were 58 bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 74 bank holding companies in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area
-----------------------------------------------

     Although the market area of the banking subsidiaries encompasses a portion of the coal fields located in southern West Virginia, an area of the state which has been economically depressed, the coal related loans in the loan portfolio of the banking subsidiaries constitute less than 2% of United's total loans outstanding. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production with the chemical manufacturing industry accounting for 17% of the entire manufacturing workforce and 30% of the manufacturing wages, according to West Virginia state records. This diversified economy has contributed to the positive trends in the number of payroll jobs created and unemployment rates in recent years as the number of payroll jobs increased 6,400 during calendar year 1999 and the state's overall unemployment rate has declined from 10.5% in 1991 to 6.0% in December 1999. West Virginia's unemployment rate for all of 1999 averaged 6.6%, which ties 1998 for the lowest average annual unemployment rate since 1978, according to available information from the West Virginia Bureau of Employment Programs.

     United's northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia's unemployment rate as of December 1999 was 2.6%. The 2.6% rate was the lowest rate reported for the month of December in 30 years. Additionally, the Virginia Employment Commission reported that record levels were set with increased nonagricultural employment and increased production workers' salaries in December 1999.

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

   On November 12, 1999 the Gramm-Leach-Bliley Act was signed into law. The Act modernizes the regulatory framework for financial services in the United States and allows banks, securities firms, and insurance companies to affiliate more directly than they have been permitted to do in the past. Under the Act, a bank holding company may become a "financial holding company" to offer a much broader range of financial products and services than had been previously possible under the traditional banking structure, provided that the bank holding company meets certain certification requirements of the Federal Reserve. United is presently in the process of analyzing the opportunities, requirements, and pitfalls the Act presents.

     As a bank holding company doing business in West Virginia, United is also subject to regulation and examination by the West Virginia Board of Banking and Financial Institutions (the "West Virginia Banking Board") and must submit annual reports to the department. Further, any acquisition application that United must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.

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

UNITED BANKSHARES, INC.
FORM 10-K, PART I


Item 3.  Legal Proceedings

Litigation
----------

     Information relating to litigation on page  28   of the Annual Report to
                                                -----
Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.
FORM 10-K, PART II


Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters

Stock
-----

     As of December 31, 1999, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 43,381,769 were issued, including 894,661 shares held as treasury shares. The outstanding shares are held by approximately 11,778 shareholders of record as of December 31, 1999. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

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

     There are no preemptive or conversion rights or, redemption or sinking fund provisions with respect to United's Stock. All of the issued and outstanding shares of United's stock are fully paid and non- assessable.

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

     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Dividends were $0.82 per share in 1999, $0.75 per share in 1998 and $0.68 per share in 1997. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

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

     The following table presents the dividends and high and low prices of United's common stock during the periods set forth below:


                       2000                                 Dividends        High          Low
                       ----                                 ---------        ---           ---
       First Quarter through February 29, 2000                 (1)          $24.44       $17.25
                       1999
                       ----
       Fourth Quarter                                         $0.21         $26.25       $22.63
       Third Quarter                                          $0.21         $27.25       $23.38
       Second Quarter                                         $0.20         $27.38       $22.88
       First Quarter                                          $0.20         $27.69       $22.75
                       1998
                       ----
       Fourth Quarter                                         $0.20         $29.88       $20.75
       Third Quarter                                          $0.19         $31.50       $24.00
       Second Quarter                                         $0.18         $34.19       $23.25
       First Quarter                                          $0.18         $26.19       $22.75

(1) On February 28, 2000, United declared a dividend of $0.21 per share, payable April 1, 2000, to shareholders of record as of March 10, 2000.

UNITED BANKSHARES, INC.
FORM 10-K, PART II


Item 6.  Selected Financial Data

     Information relating to selected financial data on page 37 of the Annual
                                                             --
Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of
Operations on pages   38  through  51  inclusive, of the Annual Report to
                    ------        ----
Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and Qualitative Disclosures About Market Risk on pages   43
                                                                         -----
through   45   inclusive, of the Annual Report to Shareholders for the year
        ------
ended December 31, 1999, is incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 1999, 1998 and 1997 with the interest and rate earned or paid on such amount.

                                                    Year Ended                       Year Ended
                                                 December 31, 1999                December 31, 1998
                                         -------------------------------    ---------------------------------
                                             Average               Avg.       Average               Avg.
                                             Balance    Interest   Rate       Balance    Interest   Rate
                                         -------------------------------    ---------------------------------
ASSETS

Earning Assets:
  Federal funds sold, securities
   repurchased under agreements to
   resell & other short-term investments   $    8,390    $    522  6.22%    $   28,270    $  1,472  5.21%


  Investment Securities:
     Taxable                                1,295,851      85,392  6.59%       876,167      55,550  6.34%
     Tax-exempt (1) (2)                       202,435      14,402  7.11%        66,019       5,262  7.97%
                                         -------------------------------    ----------------------------
                Total Securities            1,498,286      99,794  6.66%       942,186      60,812  6.45%
  Loans, net of unearned
      Income (1)  (2)  (3)                  3,110,785     262,622  8.44%     3,053,948     267,186  8.75%
  Allowance for loan losses                   (39,615)                         (35,598)
                                         ------------                       ----------
  Net loans                                 3,071,170              8.55%     3,018,350              8.85%
                                         -------------------------------    ----------------------------
Total earning assets                        4,577,846    $362,938  7.93%     3,988,806    $329,470  8.26%
                                                         --------                         --------

Other assets                                  289,675                          250,002
                                         ------------                       ----------
TOTAL ASSETS                               $4,867,521                       $4,238,808
                                         ============                       ==========

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                $2,890,065    $122,651  4.24%    $2,791,996    $128,976  4.62%
  Federal funds purchased,  repurchase
   agreements & other short-term
   borrowings                                 367,342      17,104  4.66%       228,923      10,732  4.69%


  FHLB advances                               653,579      34,647  5.30%       282,741      15,646  5.53%
                                         -------------------------------    ----------------------------

Total Interest-Bearing Funds                3,910,986     174,402  4.46%     3,303,660     155,354  4.70%
                                                         --------                         --------
  Demand deposits                             468,238                          452,300
  Accrued expenses and other liabilities       68,478                           70,572
                                                                            ----------
                                         ------------
TOTAL LIABILITIES                           4,447,702                        3,826,532
SHAREHOLDERS' EQUITY                          419,819                          412,276
                                         ------------                       ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $4,867,521                       $4,238,808
                                         ============                       ==========


NET INTEREST INCOME                                      $188,536                         $174,116
                                                     ============                     ============

INTEREST SPREAD                                                    3.47%                            3.56%

NET INTEREST MARGIN                                                4.12%                            4.37%
























                                                      Year Ended
                                                   December 31, 1997
                                         --------------------------------
                                               Average               Avg.
                                               Balance    Interest   Rate
                                         --------------------------------
ASSETS

Earning Assets:
  Federal funds sold, securities
   repurchased under agreements to
   resell & other short-term investments     $   27,991    $  1,456  5.20%


  Investment Securities:
     Taxable                                    884,541      57,868  6.54%
     Tax-exempt (1) (2)                          54,361       4,753  8.74%
                                         --------------------------------
                Total Securities                938,902      62,621  6.67%
  Loans, net of unearned
      Income (1)  (2)  (3)                    2,526,849     219,588  8.69%
  Allowance for loan losses                     (30,438)
                                         --------------
  Net loans                                   2,496,411              8.80%
                                         --------------------------------
Total earning assets                          3,463,304    $283,665  8.19%
                                                           --------

Other assets                                    218,998
                                         --------------
TOTAL ASSETS                                 $3,682,302
                                         ==============

LIABILITIES

Interest-Bearing Funds:
  Interest-bearing deposits                  $2,528,103    $113,472  4.49%
  Federal funds purchased,  repurchase
   agreements & other short-term
   borrowings                                   195,390       8,911  4.56%


  FHLB advances                                 149,899       8,739  5.83%
                                         --------------------------------

Total Interest-Bearing Funds                  2,873,392     131,122  4.56%
                                                           --------
  Demand deposits                               390,020
  Accrued expenses and other liabilities         43,403
                                          -------------

TOTAL LIABILITIES                             3,306,815
SHAREHOLDERS' EQUITY                            375,487
                                         --------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $3,682,302
                                         ==============


NET INTEREST INCOME                                        $152,543
                                                       ============

INTEREST SPREAD                                                      3.62%

NET INTEREST MARGIN                                                  4.40%


(1) The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2) The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding

UNITED BANKSHARES, INC. AND SUBSIDIARIES



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


                                                     1999 Compared to 1998                         1998 Compared to 1997
                                         ---------------------------------------------   ------------------------------------------
                                                  Increase (Decrease) Due to                     Increase (Decrease) Due to
                                         ---------------------------------------------   ------------------------------------------
                                                                  Rate/                                           Rate/
                                            Volume       Rate     Volume       Total         Volume     Rate     Volume      Total
                                         ---------------------------------------------   ------------------------------------------
Interest income:
Federal funds sold, securities purchased
under agreements to resell and other
    short-term investments                  ($1,035)  $     287    ($202)       ($950)      $    15   $      1    $   0     $    16
Investment securities:
  Taxable                                    26,608       2,186    1,048       29,842          (548)    (1,787)      17      (2,318)
  Tax exempt (1), (2)                        10,873        (565)  (1,168)       9,140         1,019       (420)     (90)        509

Loans (1),(2),(3)                             4,676      (9,081)    (159)      (4,564)       45,908      1,398      292      47,598
                                         ---------------------------------------------   ------------------------------------------

                TOTAL INTEREST INCOME        41,122      (7,173)    (481)      33,468        46,394       (808)     219      45,805
                                         ---------------------------------------------   ------------------------------------------


Interest expense:
  Interest-bearing deposits                $  4,530    ($10,487)   ($368)     ($6,325)      $11,845   $  3,313    $ 346     $15,504
  Federal funds purchased, repurchase
    Agreements, and other short-term
    Borrowings                                6,489         (73)     (44)       6,372         1,529        251       43       1,823
  FHLB advances                              20,521        (658)    (862)      19,001         7,746       (446)    (395)      6,905
                                         ---------------------------------------------   ------------------------------------------

                  TOTAL INTEREST EXPENSE     31,540     (11,218)  (1,274)      19,048        21,120      3,118       (6)     24,232
                                         ---------------------------------------------   ------------------------------------------

                  NET INTEREST INCOME      $  9,582   $   4,045  $   793     $ 14,420       $25,274    ($3,926)   $ 225     $21,573
                                         =============================================   ==========================================


(1) Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2) Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 9%.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS


The following is a summary of loans outstanding at December 31:

                                            1999            1998            1997             1996             1995
                                      -------------------------------------------------------------------------------
                                                                                        (In thousands)
Commercial, financial
  and agricultural                       $  535,116      $  508,601      $  487,706        $  328,248      $  295,929
Real estate mortgage                      2,134,370       1,696,233       1,693,819         1,611,801       1,502,096
Real estate construction                    144,634         141,026         150,429            90,817          66,810
Consumer                                    363,272         313,464         364,951           328,928         293,741
Less:  Unearned interest                     (7,296)         (6,933)         (7,066)           (5,223)         (5,427)
                                      -------------------------------------------------------------------------------

Total loans                               3,170,096       2,652,391       2,689,839         2,354,571       2,153,149

 Allowance for loan losses                  (39,599)        (39,189)        (31,936)          (29,376)        (29,531)
                                      -------------------------------------------------------------------------------

        TOTAL LOANS, NET                 $3,130,497      $2,613,202      $2,657,903        $2,325,195      $2,123,618
                                      ===============================================================================

Loans held for sale                      $  117,825      $  720,607      $   97,619        $   74,465      $   55,827
                                      ===============================================================================

The following is a summary of loans outstanding as a percent of total loans at December 31:

                                         1999       1998       1997       1996       1995
                                      ----------------------------------------------------
Commercial, financial
  and agricultural                       16.88%     19.18%     18.13%     13.94%     13.74%
Real estate mortgage                     67.33%     63.95%     62.97%     68.45%     69.76%
Real estate construction                  4.56%      5.32%      5.59%      3.86%      3.10%
Consumer                                 11.23%     11.55%     13.31%     13.75%     13.40%
                                      ----------------------------------------------------

                   TOTAL                100.00%    100.00%    100.00%    100.00%    100.00%
                                      ====================================================

REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 1999:

                                           Less Than              One To            Greater Than
                                            One Year            Five Years           Five Years             Total
                                      ------------------   ------------------   ------------------   ------------------
                                                                        (In  thousands)
Commercial, financial
  and agricultural                              $186,571             $201,514             $147,031             $535,116
Real estate construction                         144,634                                                        144,634
                                      ------------------   ------------------   ------------------   ------------------

Total                                           $331,205             $201,514             $147,031             $679,750
                                      ==================   ==================   ==================   ==================

UNITED BANKSHARES, INC. AND SUBSIDIARIES


At December 31, 1999, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:


                                                                One to                  Over
                                                              Five Years             Five Years
                                                           ---------------        ---------------
                                                                         (In thousands)

Outstanding with fixed interest rates                             $114,762               $ 93,051
Outstanding with adjustable rates                                   86,752                 53,980
                                                           ---------------        ---------------

                                                                  $201,514               $147,031

There were no real estate construction loans with maturities greater than one year.


RISK ELEMENTS

Nonperforming Loans

Nonperforming loans include loans on which no interest is currently being accrued, loans which are past due 90 days or more as to principal or interest payments, and loans for which the terms have been modified due to a deterioration in the financial position of the borrower. Management is not aware of any other significant loans, groups of loans, or segments of the loan portfolio not included below or disclosed elsewhere herein where there are serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. The following table summarizes nonperforming loans for the indicated periods.


                                                                     December
                                             -------------------------------------------------------

                                                 1999       1998       1997       1996        1995
                                             -------------------------------------------------------

                                                                  (In thousands)

Nonaccrual loans                                $12,327    $ 9,139    $ 5,815    $ 6,373     $10,062
Troubled debt restructurings                                                          95         744
Loans which are contractually past due 90
  days or more as to interest or principal,
  and are still accruing interest                 8,415      9,528     12,877      6,317       5,070
                                             -------------------------------------------------------

           TOTAL                                $20,742    $18,667    $18,692    $12,785     $15,876
                                             =======================================================



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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of held to maturity securities held to maturity at December 31,:

                                                               1999               1998               1997
                                                         ---------------    ---------------    ---------------
                                                                             (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                                     $ 56,734           $121,474           $123,186
States and political subdivisions                                 97,824             82,011             51,560
Mortgage-backed securities                                        90,850            139,002            212,254
Other                                                             19,782             19,664              7,816
                                                         ---------------    ---------------    ---------------

       TOTAL HELD TO MATURITY SECURITIES                        $265,190           $362,151           $394,816
                                                         ===============    ===============    ===============

The following is a summary of the amortized cost of available for sale securities at December 31,:

                                                               1999               1998               1997
                                                         ---------------    ---------------    ---------------
                                                                             (In thousands)
U.S. Treasury securities and obligations of
  U.S. Government agencies and corporations                   $  276,558           $198,151           $191,473
States and political subdivisions                                 48,914             27,474              4,093
Mortgage-backed securities                                       693,828            279,618            379,452
Marketable equity securities                                       8,369              9,211              4,730
Other                                                            229,277             43,120             22,161
                                                         ---------------    ---------------    ---------------

   TOTAL AVAILABLE FOR SALE SECURITIES                        $1,256,946           $557,574           $601,909
                                                         ===============    ===============    ===============

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $24,438 on all mortgage-backed securities at December 31, 1999, as compared to a net unrealized gain of $3,983 at December 31, 1998.

The following table sets forth the maturities of all securities at December 31, 1999, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

                                                            After 1 But        After 5 But
                                        Within 1 Year     Within 5 Years     Within 10 Years      After 10 Years
                                      --------------------------------------------------------------------------
                                        Amount  Yield     Amount   Yield      Amount   Yield      Amount   Yield
                                        ------  ------    -------  ------    --------  ------    --------  ------
                                                                 (Dollars in thousands)
U.S. Treasury and other U.S.
  Government agencies and corporations  $4,328   6.32%    $99,811   6.08%    $183,783   6.39%    $ 31,568   6.40%
States and political subdivisions (1)    2,308   7.82%     11,998   8.23%      30,966   7.87%      97,406   7.47%
Mortgage-backed securities               3,555   5.99%     27,611   6.63%     134,602   6.32%     594,977   6.39%
Other                                    1,000   8.74%      9,784   6.69%      36,944   6.71%     201,911   6.55%

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

                                                                 Federal                          Securities Sold
                                                                  Funds                           Under Agreements
                                                                Purchased                          To Repurchase
                                                         ---------------------                ---------------------
                                                                            (Dollars in thousands)
At December 31:
   1999                                                                $44,120                             $349,129
   1998                                                                  7,260                              236,535
   1997                                                                 40,961                              184,718

Weighted average interest rate
  at year end:
   1999                                                                    5.0%                                 5.0%
   1998                                                                    5.6%                                 4.6%
   1997                                                                    6.6%                                 4.5%

Maximum amount outstanding at
  any month's end:
   1999                                                                $64,921                             $440,281
   1998                                                                 35,416                              236,535
   1997                                                                 47,900                              215,205

Average amount outstanding during
  the year:
   1999                                                                $27,774                             $335,908
   1998                                                                 24,334                              201,475
   1997                                                                 24,550                              167,688

Weighted average interest rate
  During the year:
   1999                                                                    5.4%                                 4.6%
   1998                                                                    5.6%                                 4.7%
   1997                                                                    5.6%                                 4.4%

At December 31, 1999, repurchase agreements include $199,741 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES



DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:


                                        1999                                 1998                                 1997
                        ---------------------------------    ---------------------------------    ---------------------------------

                             Amount               Rate            Amount               Rate            Amount               Rate
                        ---------------     -------------    ---------------     -------------    ---------------     -------------

                                                                    (Dollars in thousands)
Noninterest bearing
  demand deposits            $  468,238                           $  452,300                           $  390,020
Interest bearing
  demand deposits               335,231              1.60%           312,317              2.37%           205,040              2.64%
Savings deposits                865,351              3.36%           817,852              3.49%           858,980              3.07%
Time deposits                 1,689,483              5.28%         1,661,827              5.60%         1,464,083              5.53%
                        ---------------                      ---------------                      ---------------

     TOTAL                   $3,358,303              4.24%        $3,244,296              4.62%        $2,918,123              4.49%
                        ===============                      ===============                      ===============



Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows:




                                                (In thousands)


3 months or less                                        $ 44,864
Over 3 through 6 months                                   23,781
Over 6 through 12 months                                  65,306
Over 12 months                                            50,000
                                                 ---------------

          TOTAL                                         $183,951
                                                 ===============




RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:



                                          1999          1998        1997
                                      -----------    ----------  ----------

  Return on average assets                 1.44%         1.05%        1.42%
  Return on average equity                16.73%        10.77%       13.92%
  Dividend payout ratio (1)               50.35%        63.77%       49.69%
  Average equity to average
    assets ratio                           8.63%         9.73%       10.20%



(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:

                                                                1999           1998           1997           1996           1995
                                                         --------------------------------------------------------------------------

                                                                                     (Dollars in thousands)
Balance of allowance for possible loan
  losses at beginning of year                                   $39,189        $31,936        $29,376        $29,531        $29,521

Allowance of purchased company at date
  of acquisition                                                                                2,695                         1,017

Loans charged off:
  Commercial, financial and agricultural                          3,896            800          1,352          2,310          2,051
  Real estate                                                     3,290          3,070            447            406          1,049
  Real estate construction                                                                                                       63
  Consumer and other                                              2,050          2,400          2,436          1,199          1,075
                                                         --------------------------------------------------------------------------

    TOTAL CHARGE-OFFS                                             9,236          6,270          4,235          3,915          4,238

Recoveries:
  Commercial, financial and agricultural                            341            729            292            283            245
  Real estate                                                       156            217            263            237            189
  Real estate construction                                                                                                       20
  Consumer and other                                                349            421            265            359            319
                                                         --------------------------------------------------------------------------

TOTAL RECOVERIES                                                    846          1,367            820            879            773
                                                         --------------------------------------------------------------------------

NET LOANS CHARGED OFF                                             8,390          4,903          3,415          3,036          3,465
Addition to allowance (1)                                         8,800         12,156          3,280          2,881          2,458
                                                         --------------------------------------------------------------------------

      BALANCE OF ALLOWANCE FOR
LOAN LOSSES AT END OF YEAR                                      $39,599        $39,189        $31,936        $29,376        $29,531
                                                         ==========================================================================


Loans outstanding at the end of period (gross)               $3,170,096     $2,652,391     $2,689,839     $2,354,571     $2,153,149

Average loans outstanding during
  period (net of unearned income)                            $2,975,116     $2,668,460     $2,472,293     $2,245,292     $2,052,268

Net charge-offs as a percentage of
  average loans outstanding                                        0.28%          0.18%          0.14%          0.14%          0.17%

Allowance for loan losses as
  a percentage of nonperforming loans                             190.9%         209.9%         170.9%         229.8%         186.0%

(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of probable losses.

     Quarterly reviews of individual loans as well as the loan portfolio as a whole are made by management and the credit department. Management performs extensive procedures in granting and monitoring loans on a continual basis. Further, management believes that the allowance for loan losses is adequate to absorb anticipated losses.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Allocation of allowance for loan losses

                                                                                    December 31
                                             ---------------------------------------------------------------------------------------
                                                   1999              1998              1997              1996              1995
Commercial, financial and
     Agricultural                                    $14,432           $13,772           $10,115           $ 8,261           $ 7,736

  Real estate                                          9,861             3,587             3,452             4,239             4,845

  Real estate construction                               754             1,086               674               511               729

  Consumer and other                                   2,735             3,747             3,221             1,688             1,993

  Unallocated                                         11,817            16,997            14,474            14,677            14,228
                                             ---------------   ---------------   ---------------   ---------------   ---------------

      Total                                          $39,599           $39,189           $31,936           $29,376           $29,531
                                             ===============   ===============   ===============   ===============   ===============

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 8.      Financial Statements and Supplementary Data

(a) - FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

  Information relating to financial statements on pages  9  through  36
                                                        ---         ----
inclusive of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

(b) - SUPPLEMENTARY FINANCIAL INFORMATION

 (1)  Selected Quarterly Financial Data

  Information relating to selected quarterly financial data on page  36   of the
                                                                    -----
Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

 (2)  Information on the Effects of Changing Prices

  Information relating to effects of changing prices on page  43  of the Annual
                                                             ----
Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.
FORM 10-K, PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the registrant on
pages  4  through   9  inclusive and page  20 , of the Proxy Statement for the
      ---          ---                    ----
2000 Annual Shareholders' Meeting is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

  Information regarding executive compensation on pages  10  through  14
                                                        ----         ----
inclusive, of the Proxy Statement for the 2000 Annual Shareholders' Meeting is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

  Information regarding security ownership of certain beneficial owners and
management on pages  7   through  9   inclusive and pages  19  and  20, of the
                    ----         ---                      ----     ----
Proxy Statement for the 2000 Annual Shareholders' Meeting is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions on pages 5 , 6 , 7 , 14 and 18 of the Proxy Statement for the 2000 Annual
---  ----  ----  ----    ----
Shareholders' Meeting is incorporated herein by reference.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

        (a) List of Documents Filed as Part of This Report:

             (1)  Financial Statements

        The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 1999 at Item 8a. Page references are to such Annual report.


Financial Statements:                                                          Page  References
--------------------                                                           ----------------
Report of Independent Auditors..................................................              9

Consolidated Balance Sheets.....................................................             10

Consolidated Statements of  Income..............................................             11

Consolidated Statements of Changes in Shareholders'Equity.......................             12

Consolidated Statements of Cash Flows...........................................             13

Notes to Consolidated Financial  Statements.....................................             14

             (2)    Financial Statement Schedules

        United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

             (3)   Exhibits Required by Item 601

             Listing of Exhibits - See the Exhibits' Index on page 28 of this Form 10-K.
             ---

        (b)  Reports on Form 8-K

             None

        (c)  Exhibits -- The exhibits to this Form 10-K begin on page   31   .
                                                                     -------

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

Signatures                                      Title                         Date

 /s/ Richard M. Adams                   Chairman of the Board, Director,  March 27, 2000
------------------------------          and Chief Executive Officer

 /s/ Steven E. Wilson                   Chief Financial Officer           March 27, 2000
------------------------------          Chief Accounting Officer

/s/ Robert G. Astorg                    Director                          March 27, 2000
------------------------------

/s/ William W. Wagner                   Director                          March 27, 2000
------------------------------

/s/ James W. Word, Jr.                  Director                          March 27, 2000
------------------------------

/s/ P. Clinton Winter, Jr.              Director                          March 27, 2000
------------------------------

/s/ F.T. Graff, Jr.                     Director                          March 27, 2000
------------------------------

/s/ Russell L. Isaacs                   Director                          March 27, 2000
------------------------------

/s/ Warren A. Thornhill, III            Director                          March 27, 2000
------------------------------

/s/ I.N. Smith, Jr.                     Director                          March 27, 2000
------------------------------

/s/ Alan E. Groover                     Director                          March 27, 2000
------------------------------

/s/ H. Smoot Fahlgren                   Director                          March 27, 2000
------------------------------

                                   SIGNATURES

                                  (continued)




/s/ John M. McMahon                     Director        March 27, 2000
---------------------------

/s/ Thomas J. Blair, III                Director        March 27, 2000
---------------------------

/s/ G. Ogden Nutting                    Director        March 27, 2000
---------------------------

/s/ Harry L. Buch                       Director        March 27, 2000
---------------------------

 /s/ William C. Pitt, III               Director        March 27, 2000
---------------------------

                            UNITED BANKSHARES, INC.

                                   FORM 10-K

                               INDEX TO EXHIBITS

Item 14.



                                                S-K Item 601              Sequential Page
Description                                     Table Reference           Number (a)
-------------                                   ----------------          ----------

Articles of Incorporation and
  Bylaws:                                          (3)

    (a)  Bylaws                                                               (g)

    (b)  Articles of Incorporation                 (f)

Investments                                        (4)                        N/A

Voting Trust Agreement                             (9)                        N/A


Material Contracts                                (10)

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

  (d)  Lease on United Center,
       Charleston, West Virginia                                              (h)

  (e)  Lease with Polymerland, Inc.
       on UNB Square                                                          (h)

  (f)  Lease and Agreement between
       Valley Savings and Loan
       Company (Lessor) and Dorothy
       Adams, Richard M. Adams and
       Douglass H. Adams (Lessees)                                            (c)

  (g)  Agreement between Dorothy
       D. Adams (Lessors) and Valley
       Savings and Loan Company (Lessees)                                     (c)

                                              S-K Item 601         Sequential Page
       Description                            Table Reference      Number (a)
       -----------                            ---------------      ----------------
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

(k)    Supplemental Retirement
       Contract with Richard M.
       Adams                                                             (i)

  (l)  Supplemental Retirement
       Contract with Douglass H.
       Adams                                                             (i)

  (m)  Executive Officer Change
       of Control Agreements                                             (j)

  (n)  Data processing contract
            with ALTELL                                                  (l)

    (o)  Employment Contract with
           Bernard H. Clineburg                                          (m)

Statement Re:      Computation of
                   Ratios                        (12)                    78

Annual Report to Security Holders,
  et al.                                         (13)                    31

Letter Re:  Change in accounting
  principles                                     (18)                   N/A

Previously Unfiled Documents                     (19)                   N/A

Subsidiaries of the Registrant                   (21)                    79

Published Report Regarding Matters
  Submitted to a Vote of Security
  Holders                                        (22)                   N/A

Consent of Ernst & Young LLP                   (23.1)                   80

                                         S-K Item 601                    Sequential Page
  Description                            Table Reference                 Number (a)
  -----------                            ---------------                 ----------

Consent of KPMG LLP                          (23.2)                           81

Power of Attorney                              (24)                          N/A

Financial Data Schedule                        (27)                           82

Additional Exhibits:                           (28)                          N/A


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

(l) Incorporated into this filing by reference to Exhibits to the 1996 10-K for United Bankshares, Inc., File No. 0-13322

(m) Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 333-44993 filed January 27, 1998

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)



                                                                      Five Year Summary
                                        --------------------------------------------------------------------------
                                                  1999           1998           1997           1996           1995
                                        --------------------------------------------------------------------------
Summary of Operations:
Total interest income                       $  354,665     $  325,647     $  280,452     $  250,641     $  232,956
Total interest expense                         174,402        155,354        131,122        112,256        101,441
Net interest income                            180,263        170,293        149,330        138,385        131,515
Provision for loan losses                        8,800         12,156          3,280          2,881          2,458
Other income                                    51,078         41,752         37,068         29,654         25,735
Other expense                                  117,519        137,964        103,852        104,385         90,732
Income taxes                                    34,774         17,523         27,005         21,054         21,701
Net income                                      70,248         44,402         52,261         39,719         42,359
Cash dividends(1)                               35,367         28,317         20,344         17,847         13,817

Per common share:
Net income:
  Basic                                           1.63           1.04           1.24           0.94           1.01
  Diluted                                         1.61           1.02           1.22           0.93           1.00
Cash dividends(1)                                 0.82           0.75           0.68           0.62           0.59
Book value per share                              9.32           9.74           9.35           8.59           8.27

Selected Ratios:
Return on average
  shareholders' equity                           16.73%         10.77%         13.92%         11.17%         12.80%
Return on average assets                          1.44%          1.05%          1.42%          1.18%          1.38%
Dividend payout ratio (1)                        50.35%         63.77%         49.69%         58.49%         49.21%

Selected Balance Sheet Data:
Average assets                              $4,867,521     $4,238,808     $3,682,302     $3,352,594     $3,077,631
Investment securities                        1,472,553        927,316      1,006,735        865,020        771,181
Loans held for sale                            117,825        720,607         97,619         74,465         55,827
Total loans                                  3,170,096      2,652,391      2,689,839      2,354,571      2,153,149
Total assets                                 5,069,160      4,567,899      4,094,836      3,541,244      3,224,123
Total deposits                               3,260,985      3,493,058      3,185,963      2,770,833      2,570,630
Long-term borrowings                           343,847        240,867         46,674         44,877         44,445
Total borrowings
  and other liabilities                      1,412,245        653,310        512,817        407,579        304,232
Shareholders' equity                           395,930        421,531        396,056        362,832        349,261

(1) Cash dividends are the amounts declared by United and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Congress passed the Private Securities Litigation Act of 1995 to encourage corporations to provide investors with information about the company's anticipated future financial performance, goals, and strategies. The act provides a safe harbor for such disclosure; in other words, protection from unwarranted litigation if actual results are not the same as management expectations.

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

1999 COMPARED TO 1998

EARNINGS SUMMARY

For the year ended December 31, 1999, net income increased 58.21% to $70.2 million from $44.4 million for the year ended December 31, 1998. On a diluted per share basis, net income of $1.61 for the year increased 57.85% from $1.02 in 1998.

Results for 1998 include the recognition of approximately $13.7 million ($8.2 million after tax) of merger-related and one-time charges associated with the pooling of interests acquisitions of George Mason Bankshares, Inc. and Fed One Bancorp, Inc.

For the year of 1999, United's return on average shareholders' equity of 16.73% and a return on average assets of 1.44% compare favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 15.86 % and 1.35%, respectively. United, one of the nation's most profitable regional banking companies, has a strong capital position, and is well positioned to take advantage of future growth opportunities.

Dividends per share increased 9.34% from $0.75 in 1998 to a record level of $0.82 per share in 1999. United paid approximately $35.0 million in dividends to common shareholders in 1999 compared with $24.65 million in 1998. This was the twenty-sixth consecutive year of dividend increases to shareholders.

Growth in earnings was a result of increases in net interest and noninterest income as well as a reduction of noninterest expenses. Net interest income increased by $9.97 million or 5.85% for the year ended December 31, 1999 as compared to the same period for 1998. Noninterest income, including income from mortgage banking operations, increased $9.33 million or 22.34% for 1999 when compared to 1998. Noninterest expenses decreased $20.45 million or 14.82% for 1999 compared to the same period in 1998.

The effective tax rate for the year ended December 31, 1999 approximated 33.12% compared to 28.30% for 1998.

FINANCIAL CONDITION SUMMARY

Total assets were $5.07 billion at December 31, 1999, up $501.26 million or 10.97% compared with year end 1998. United's available for sale securities portfolio increased $642.20 million while securities held to maturity decreased $96.96 million as compared to year end 1998. Loans held for sale decreased $603 million during 1999 due mainly to a securitization in the amount of approximately $205 million, transfer of approximately $230 million to the loan portfolio and sales of mortgage loans in the secondary market. Loans, net of unearned income, reflected a $517.71 million increase from 1998 to 1999 due to 13% growth rates in both the commercial and consumer (non-mortgage) loan portfolios, as well as the previously mentioned reclassification. Cash and cash equivalents increased $18.51 million while nonearning assets increased $23 million in 1999 as compared with year end 1998.

Total deposits declined $232.07 million or 6.64% from year end 1998 as United realized decreases of $169.85 million and $62.22 million in interest-bearing deposits and noninterest-bearing deposits, respectively. United's short-term borrowings increased $151.21 million and its FHLB borrowings increased $607.48 million as United utilized these sources of cash to fund investment and loan growth.

Shareholders' equity decreased $25.60 million or 6.07% from December 31, 1998 due primarily to purchases of treasury stock of $26.19 million and a decline in the fair value of United's securities available for sale portfolio of approximately $37.16 million, net of deferred income taxes. In May of 1999, United announced a 1.75 million share repurchase program, and by year end 1999, United had purchased approximately 1.05 million shares. United continues to balance capital adequacy and the return to shareholders. At December 31, 1999, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

Net Interest Income

Net interest income represents the primary component of United's earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 1998, are summarized below.

For the years ended December 31, 1999 and 1998, tax-equivalent net interest income was $188.54 million and $174.12 million, respectively. On a tax-equivalent basis the net interest margin was 4.12% for 1999 and 4.37% for 1998. The decline in the margin percentage reflected a changing earning asset mix primarily related to the securitization of higher yielding high loan-to-value mortgage loans. As a result of the securitization, interest income on the securities was recognized at a projected loss-adjusted yield that was significantly less than the contractual yields of the underlying assets. Should the actual performance of the underlying assets in future periods differ from the current projections, interest income recognized on those assets may be materially different.

Total interest income of $354.67 million increased 8.91% in 1999 over 1998 as a result of higher volumes of interest-earning assets. Overall, average interest-earning assets increased $589.04 million or 14.77% during 1999 from $3.99 billion in 1998 to $4.58 billion in 1999. In particular, the average volume of investment securities increased $556.10 million at a slightly higher yield since December 31, 1998. During 1999, United experienced growth in all three major loan portfolios--commercial loans increased 13.85%, consumer loans increased 13.33% and mortgage loans increased 6.42%. Commercial loan growth was due to the more active solicitation of commercial loan volume, while the increase in the consumer loan portfolio was mainly attributable to the introduction of certain loan products in United's northern Virginia market.

Total interest expense increased $19.05 million or 12.26% in 1999 compared to 1998. This increase was attributed primarily to increased average wholesale funding balances at lower average interest rates than in 1998. The average cost of funds decreased from 4.70% in 1998 to 4.46% in 1999 in light of a rising interest rate environment. United's average FHLB borrowings increased $370.84 million and average short-term borrowings increased $138.42 million as United implemented a strategy during 1999 to leverage its balance sheet. Average interest-bearing deposits increased slightly by $98.07 million or 3.52% in 1999.

Provision for Loan Losses

Nonperforming loans were $20.74 million at December 31, 1999 and $18.67 million at December 31, 1998. Nonperforming loans as a percentage of total assets remained constant at 0.41% for United at the end of

1999 and 1998. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans increased $3.19 million or 34.89% while loans past due 90 days or more decreased $1.11 million or 11.69% since year end 1998. Total nonperforming assets of $24.51 million, including OREO of $3.76 million at December 31, 1999, represented 0.49% of total assets at the end of 1999.

At December 31, 1999, impaired loans were $15.64 million, an increase of $4.72 million or 43.20% from the $10.92 million of impaired loans at December 31, 1998 due primarily to three collateralized commercial loans totaling $4.1 million being classified as nonaccrual. For further details, see Note D to the Consolidated Financial Statements.

This decline in credit quality from 1998 was indicative of the trend in the banking industry during 1999. The nonperforming assets to total assets ratio among the nation's top-30 regional banks increased to approximately 0.42% at the end of 1999 as compared to 0.35% at the end of 1998 according to information from Wheat First Union Securities. Much of the deterioration nationwide has occurred in the commercial lending area. However, credit quality remains strong by historical standards. Bank credit quality has improved significantly since the early 1990s in which the nonperforming assets to total assets ratio for the 30 largest regional banks reached a high of 1.67% in 1991.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company- wide process at December 31, 1999 produced increased allocations within two of four loan categories. The components of the allowance allocated to real estate increased $6.3 million, as a result of the addition to the loan portfolio of a large block of junior-lien mortgage loans previously held for sale. The components of the allowance allocated to commercial loans increased $660 thousand as a result of the increased level of impaired assets and changes in historical loss experience factors. Pools for consumer and real estate construction loans decreased $1.0 million and $332 thousand, respectively, as a result of changes in historical loss experience and volume factors for these loan pools.

At year end 1999 and 1998, the allowance for loan losses was 1.25% and 1.47% of total loans, net of unearned income, respectively. At December 31, 1999 and 1998, the ratio of the allowance for loan losses to nonperforming loans was 190.9% and 209.9%, respectively.

Management believes that the allowance for loan losses of $39.60 million at December 31, 1999, is adequate to provide for probable losses on existing loans based on information currently available.

For the years ended December 31, 1999 and 1998, the provision for loan losses was $8.80 million and $12.16 million, respectively. Total net charge-offs were $8.4 million in 1999 and $4.9 million in 1998, which represents 0.28% and 0.18% of average loans for the respective years. The increase was due to additional net charge-offs of approximately $3.6 million in commercial loans during 1999 as compared to 1998. Over half the increased charge-off in 1999 was due to the charge-off of approximately $2.6 million associated with a single borrower.

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

Other Income

Noninterest income has been and will continue to be an important factor for improving United's profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $9.33 million or 22.34% for 1999 when compared to 1998. Other income consists of all revenues that are not included in interest and fee income related to earning assets. The increase in noninterest income for 1999 was primarily the result of an $8.18 million increase in the mortgage banking segment and a $1.44 million increase in trust department income. These increases in noninterest income were partially offset by a $1.69 million decline in net gains on securities due to a $2.49 million recognized gain on an available for sale equity security exchanged in an unaffiliated merger transaction consummated in 1998.

Service charges, commissions and fees from customer accounts increased $839 thousand or 4.41% from 1998 due mainly to a new checking account product introduced during the third quarter of 1999. This income includes charges and fees related to various banking services provided by United.

Trust income and brokerage commissions increased $820 thousand or 19.92% and $618 thousand or 133.82%, respectively, in 1999 due to an increased volume of trust and brokerage business. United significantly broadened the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United's traditional banking products and services.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful resulting in an efficiency ratio of 50.8%, which is well below the 58.28% reported by United's national peer group banks and its immediate in-market competitors.

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. In total, other expense decreased $20.45 million or 14.82%. This decrease was primarily due to the merger-related and one-time charges associated with the George Mason and Fed One acquisitions, as well as charges associated with the purchase acquisition of branches in the eastern panhandle of West Virginia during 1998. These charges, which totaled $13.7 million ($8.2 million after tax), consisted primarily of employee benefits, severance, facilities and conversion costs to effect the mergers. Excluding these charges, other expense still decreased $6.75 million or 5.44%.

Salaries and employee benefits expense decreased $9.44 million or 13.57% in 1999 as compared to 1998. Much of this decrease was due to approximately $5.9 million of severance pay and related benefits of displaced employees in the George Mason and Fed One mergers in 1998. At December 31, 1999 and 1998, United employed 1,387 and 1,452 full-time equivalent employees, respectively.

Net occupancy expense in 1999 decreased from 1998 levels by $527 thousand or 4.14%. The overall changes in net occupancy expense for 1999 were insignificant with no material increase or decrease in any one expense category.

Remaining other expense decreased $10.48 million or 18.82% in 1999 compared to 1998. Excluding the aforementioned merger-related expenses associated with the George Mason and Fed One mergers and the costs associated with branch purchases in 1998, other expense actually increased approximately $3.22 million or 7.67%. Other expense categories that reflected increases over 1998 were collection expenses on loans, armored car and carrier fees, ATM processing costs and certain other general business taxes and licenses.

Income Taxes

For the year ended December 31, 1999, United's effective tax rate approximated 33% compared to 28% in 1998. The lower rate in 1998 was primarily the result of dividends from certain subsidiaries that were liquidated in restructuring and reorganizational initiatives.

Quarterly Results

The first and third quarters of 1999 showed large increases in earnings in comparison to those same two quarters of 1998 as United returned to more normal levels of core income and expenses after the merger transactions. On a per share basis, first quarter 1999 earnings were $0.39 per share compared to $0.33 in 1998 while third quarter 1999 earnings were $0.41 compared to $0.38 per share in 1998. The annual 1998 results, specifically the second and fourth quarters of 1998, contained significant merger-related and one-time charges associated with the George Mason and Fed One mergers that distorted United's true financial performance.

In the second quarter of 1999, United reported earnings per share of $0.40 as compared to $0.17 per share for the same period in 1998. Second quarter 1998 results include the recognition of approximately $7.1 million of merger-related and one-time charges associated with the George Mason merger.

Net income for the fourth quarter of 1999 was $17.6 million or $0.41 per share as compared to $6.1 million or $0.14 per share earned in the fourth quarter of 1998. Fourth quarter 1998 results include approximately $6.6 million of merger-related charges associated with the Fed One merger and a lower of cost or market accounting adjustment of $9.66 million for certain junior-lien mortgage loans held for sale.

Additional quarterly financial data for 1999 and 1998 may be found in Note P to the Consolidated Financial Statements.

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

United employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. One such technique utilizes an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. The model is based on projected cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The model also includes executive management projections for activity levels in product lines offered by United. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (excess of liabilities over assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis.
Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adjusted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $637 million or (13.31%) of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from an unrelated third party financial institution with the intention that these loans would be securitized and resold back to the third party lender. However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. During 1999, to better manage risk, United securitized approximately $205 million of these loans and retained a portion of the resultant securities. At December 31, 1999, the retained resultant securities approximate $61 million and are carried in the available for sale investment portfolio. The remainder of these junior-lien mortgages were moved to the loan portfolio and the balance at December 31, 1999, approximated $216 million.

To aid in interest rate risk management, United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB borrowings provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of December 31, 1999 and 1998:




            Change in                Percentage Change in Net Interest Income
          Interest Rates           ----------------------------------------------
          (basis points)              December 31,1999        December 31,1998
          --------------           ----------------------  ----------------------
             +200                           -8.06%                   0.32%
             -200                            5.17%                  -4.52%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would decrease by 8.06% over one year as of December 31, 1999, as compared to an increase of 0.32% as of December 31, 1998. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 5.17% over one year as of December 31, 1999, as compared to a decrease of 4.52% as of December 31, 1998. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

   The following table shows the interest rate sensitivity GAP as of December 31, 1999:


Interest Rate Sensitivity Gap
                                                     Days
                               ----------------------------------------------       Total         1-5          Over 5
                                         0-90          91-180         181-365     One Year       Years         Years        Total
                               -----------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Federal funds sold and
     securities  purchased
     under agreements to
     resell and other short-
     term investments            $     28,717                                   $     28,717                              $   28,717
   Investment and Marketable
   Equity Securities
      Taxable                         101,439    $     12,965    $     33,437        147,841   $  403,354    $  778,680    1,329,875
      Tax-exempt                                                        2,308          2,308       11,998       128,372      142,678
   Loans, net of unearned
    income                          1,294,260         171,983         323,397      1,789,640      795,917       702,364    3,287,921

                               -----------------------------------------------------------------------------------------------------

Total Interest-Earning Assets    $  1,424,416    $    184,948    $    359,142   $  1,968,506   $1,211,269    $1,609,416   $4,789,191
                               =====================================================================================================

LIABILITIES
Interest-Bearing Funds:
   Savings and NOW accounts      $  1,182,976                                   $  1,182,976                              $1,182,976
    Time deposits of
        $100,000 & over                44,864    $     23,781    $     65,306        133,951   $   49,440    $      560      183,951
   Other time deposits                540,647         272,491         383,410      1,196,548      214,014         2,729    1,413,291
     Federal funds purchased,
        repurchase agreements
        and other short-term
        borrowings                    354,747          20,000                        374,747       23,500                    398,247
     FHLB borrowings                  528,000          50,000          55,000        633,000       27,156       293,191      953,347
                               -----------------------------------------------------------------------------------------------------

Total Interest-Bearing Funds     $  2,651,234    $    366,272    $    503,716   $  3,521,222   $  314,110    $  296,480   $4,131,812
                               =====================================================================================================

Interest Sensitivity Gap          ($1,226,818)      ($181,324)      ($144,574)   ($1,552,716)  $  897,159    $1,312,936   $  657,379
                               =====================================================================================================

Cumulative Gap                    ($1,226,818)    ($1,408,142)    ($1,552,716)   ($1,552,716)   ($655,557)   $  657,379   $  657,379
                               =====================================================================================================

Cumulative Gap as a Percentage
 of
     Total Earning Assets              (25.62%)        (29.40%)        (32.42%)       (32.42%)     (13.69%)       13.73%      13.73%


Management Adjustments           $  1,144,342     ($   76,328)     ($ 152,541)  $    915,473    ($915,473)                $        0
Off-Balance Sheet Activities
                               -----------------------------------------------------------------------------------------------------
Cumulative Management Adjusted
 Gap  and Off-Balance Sheet
 Activities                          ($82,476)      ($340,128)     ($ 637,243)     ($637,243)   ($655,557)   $  657,379   $  657,379
                               =====================================================================================================

Cumulative Management Adjusted
 Gap and  Off-Balance Sheet
 Activities as a Percentage of
 Total Earning Assets
                                        (1.72%)         (7.10%)        (13.31%)       (13.31%)     (13.69%)       13.73%      13.73%
                               =====================================================================================================

Liquidity and Capital Resources

In the opinion of management, United maintains liquidity that is sufficient to satisfy its depositors' requirements and the credit needs of its customers.
Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is "core deposits". Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase as well as advances from the FHLB. Repurchase agreements represent funds that are generally obtained as the result of a competitive bidding process.

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

Cash flows from operations in 1999 provided United with $226.41 million of cash compared to cash flows used for operations of $99.78 million in 1998 primarily as a result of an increase of approximately $291.61 million of excess proceeds from sales of mortgage loans over originations. In 1999, investing activities resulted in a use of cash of $674.16 million as compared to 1998 in which investing activities resulted in a use of cash of $305.23 million. The primary reason for the increase in the use of cash for investing activities from 1998 to 1999 was primarily due to an increase of $462.28 million of excess purchases of investment securities over net proceeds from sales, calls and maturities of investment securities. Financing activities resulted in a source of cash in 1999 of $466.27 million primarily due to an increase in net borrowings from the FHLB and other short-term borrowings of $607.48 million and $149.21 million, respectively. These sources of funds were partially offset by payment of $35.0 million in cash dividends, $26.20 million for acquisitions of United shares under the stock repurchase program and a $232.10 million decrease in deposits. The net effect of this activity was an increase in cash and cash equivalents of $18.51 million for the year of 1999. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

The Asset/Liability Committee monitors liquidity to ascertain that a strong liquidity position is maintained. In addition, variable rate loans are a priority. These policies should help to protect net interest income against fluctuations in interest rates.

United also seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders' equity. United's average equity to average asset ratio was 8.63% in 1999 and 9.73% in 1998. United's risk-based capital ratio was 11.75% in 1999 and 12.63% in 1998 which are both significantly higher than the minimum regulatory requirements. United's Tier 1 capital and leverage ratios of 10.64% and 7.71%, respectively, at December 31, 1999, are also well above regulatory minimums to be classified as a "well capitalized" institution. See Note M, Notes to Consolidated Financial Statements.

Commitments

The following table indicates the outstanding loan commitments of United in the categories stated:


                                                               December 31
                                                                   1999
                                                         ----------------------
   Lines of credit authorized, but unused                        $1,254,596,000
   Letters of credit                                                 74,110,000
                                                         ----------------------
                                                                 $1,328,706,000
                                                         ======================

Past experience has shown that, of the foregoing commitments, approximately 12-15% can reasonably be expected to be funded within a one year period. For more information, see Note J to the Consolidated Financial Statements.

YEAR 2000 ISSUE

In prior years, United discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, United completed its remediation and testing of the Year 2000 project. As a result of those planning and implementation efforts, United experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. United expensed approximately $2,041,000 during 1999 in connection with its Year 2000 efforts. United is not aware of any material problems resulting from Year 2000 issues and does not anticipate any continued business impact related to this issue. United will continue to monitor its mission critical computer applications and those of its vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

1998 COMPARED TO 1997

EARNINGS SUMMARY

For the year ended December 31, 1998, operating earnings increased 1.96% to $53.29 million from $52.26 million for the year ended December 31, 1997. On a diluted per share basis, operating earnings increased 0.82% to $1.23 in 1998 from $1.22 in 1997.

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

These operating results represent a return on average shareholders' equity of 12.92% and a return on average assets of 1.26%, respectively, for the year ended December 31, 1998. These operating ratios compare favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 13.33% and 1.14%, respectively.

Growth in operating earnings was led by a 14% increase in net interest income and a 26% increase in noninterest income, other than mortgage banking income. Mortgage banking income increased 67% as originations reached $1.5 billion in 1998. These increases were offset by a charge of $9.66 million to adjust for a decline in market value of certain junior-lien mortgage loans when an unrelated financial institution was unable to fulfill a commitment to purchase the loans for securitization.

Operating earnings were also reduced by a $9 million increase in the provision for loan losses due to increasing levels of nonperforming assets, a 16% increase in other expenses, after merger-related charges, due primarily to the timing of a purchase acquisition and increased incentive compensation payments.

United's strong core earnings were driven by a net interest margin of 4.37% for 1998. Net interest income increased by $20.96 million or 14.04% for the year ended December 31, 1998 as compared to the same period for 1997. The provision for loan losses of $12.16 million increased $8.88 million or 270.61% when compared to the year ended December 31, 1997. Noninterest income, including income from mortgage banking operations, increased $4.68 million or 12.64% for 1998 when compared to 1997. Noninterest expenses increased $34.11 million or 32.85% for 1998 compared to the same period in 1997. The effective tax rate for the year ended December 31, 1998 approximated 28.30% compared to 34.07% for 1997.

FINANCIAL CONDITION SUMMARY

Total assets were $4.57 billion at December 31, 1998, up $473.06 million or 11.55% compared with year end 1997. Loans, net of unearned income, reflected a $37.45 million decrease from 1997 to 1998 due to an increased emphasis being placed on secondary market lending activity. Loans held for sale increased $623 million. Cash and cash equivalents declined $48.73 million while investment securities reflected a $79.42 million decrease for 1998 as compared with year end 1997, primarily as a result of United's use of these sources of funds to fund a portion of the growth in loans held for sale during the year.

Total deposits grew $307.10 million or 9.64% from year end 1997 due to United's offering of new deposit products introduced during 1998. During 1998 United realized an increase of $266.63 million in interest-bearing deposits and a $40.47 million increase in noninterest-bearing deposits. United's short-term borrowings increased $18.12 million and its FHLB borrowings increased $115.08 million as United utilized these sources of funds to fund the origination by its mortgage banking subsidiary of mortgage loans for sale in the secondary market and portfolio loans. Accrued expenses and other liabilities increased $7.06 million or 13.74% since year end 1997.

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

For the years ended December 31, 1998 and 1997, net interest income approximated $155.35 million and $131.12 million, respectively. On a tax-equivalent basis the net interest margin was 4.37% in 1998 and 4.40% in 1997 which were above national peer group margins of 4.36% in 1998 and 4.06% in 1997.

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

Total interest expense increased $24.23 million or 18.48% in 1998 compared to 1997. This increase was attributed primarily to competitive pricing of interest-bearing deposits in United's markets and continued change in the retail deposit mix as customers shifted funds into products offering higher yields. United's average interest-bearing deposits increased by $263.89 million or 10.44% in 1998, while its average FHLB borrowings increased $132.84 million or 88.62% and average short-term borrowings increased $33.53 million or 17.16%. The average cost of funds, which increased from 4.56% in 1997 to 4.70% in 1998, reflected the general upward trend in United's market interest rates during 1998 due to competitive pressures.

Provision for Loan Losses

Nonperforming loans were $18.67 million at December 31, 1998 and $18.69 million at December 31, 1997. Although total nonperforming loans remained relatively constant with the previous year, the components of this category reflected significant changes. While loans past due 90 days or more decreased $3.35 million or 26.01%, nonaccrual loans increased $3.32 million or 57.16% during the same period. This deterioration in credit quality within the nonperforming category along with other trends impacted qualitative changes to risk factors as more fully described below. Nonperforming loans represented 0.41% of total assets at the end of 1998, as compared to 0.39% for United's national peer group.

At December 31, 1998, impaired loans were $10.92 million, a decrease of $3.34 million or 23.40% from the $14.26 million in impaired loans at December 31, 1997, due primarily to the acquisition of First Patriot Bankshares Corporation, ("Patriot") in 1997.

United's formal company wide allowance for loan losses evaluation process at December 31, 1998 produced increased allocations within all loan categories.
The components of the allowance allocated to commercial and real estate construction loans increased $3.7 million and $412 thousand, respectively, as a result of changes in historical loss experience factors for risk rated loan pools in response to changes in economic trends in United's market areas. Specific allocations for commercial loans also increased as a result of individual credit reviews. The components of the allowance allocated to consumer and real estate loans increased $526 thousand and $135 thousand, respectively, as a result of changes in historical loss experience factors; particularly the impact on the loss trends due to increased charge-offs in these loan pools during 1998.

At year end 1998 and 1997, the allowance for loan losses was 1.47% and 1.18% of total loans, net of unearned income, respectively. At December 31, 1998 and 1997, the ratio of the allowance for loan losses to nonperforming loans was 209.9% and 170.9%, respectively.

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

Other Income

Noninterest income increased $4.68 million or 12.64% for 1998 when compared to 1997. Other income consists of all revenues which are not included in interest and fee income related to earning assets. The increase in noninterest income for 1998 was primarily the result of a $1.01 million increase in trust department income, a $2.06 million increase in charges, commissions and fees on customer accounts and $2.37 million of net gains on securities, which included a $2.49 million recognized gain on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998. These increases in noninterest income were partially offset by a $922 thousand decline in mortgage banking income as a result of a fourth quarter lower of cost or market accounting adjustment of $9.66 million for certain junior-lien mortgage loans due to the unanticipated failure of an unrelated financial institution to purchase the loans for securitization.
Income from mortgage banking operations was $23.87 million for 1998 as compared to $15.13 million for 1997, before the $9.66 million adjustment described above. An increase in loan originations of $633 million from $886 million in 1997 to $1.5 billion in 1998 was the driving force behind the significant growth in mortgage banking income, before the $9.66 million adjustment.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. During 1998 United's cost control efforts were very successful and resulted in an efficiency ratio of 62.8% (55.8% before merger-related charges), which was well below the 60.1% reported by United's national peer group banks and its immediate in-market competitors.

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

Salaries and employee benefits expense increased $17.28 million or 33.05% in 1998 as compared to 1997. The higher salaries and benefits costs for 1998 were attributable to an increase of $5.04 million in commissions and salaries expense at United's mortgage banking subsidiaries due to the increased volume of mortgage loans originated during the year for sale in the secondary market as well as approximately $5.9 million of severance pay and related benefits of displaced employees in the George Mason and Fed One mergers. At December 31, 1998 and 1997, United employed 1,452 and 1,294 full-time equivalent employees, respectively.

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

Remaining other expense increased $15.2 million or 37.55% in 1998 compared to 1997. This overall increase was primarily due to the aforementioned merger-related expenses of approximately $13.7 million associated with the George Mason and Fed One mergers and the costs associated with branch purchases. These costs included data processing conversion and other operational costs. Other expense categories that reflected increases over 1997 were goodwill amortization associated with the third quarter of 1997 purchase of Patriot, equipment and communication expense associated with office expansion and the Year 2000 readiness program, bankcard and ATM processing fees and certain other general business taxes and licenses.

Income Taxes

For the year ended December 31, 1998, United's effective tax rate approximated 28% compared to 35% in 1997. The decrease was primarily the result of dividends from certain subsidiaries that were liquidated in restructuring and reorganizational initiatives. In future years (beyond 1998) the estimated effective tax rate is expected to return to more normal levels for United.

                          REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Board of Directors and Shareholders
United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Fed One Bancorp, Inc., a wholly-owned subsidiary, which statements reflect net interest income constituting 8% of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Fed One Bancorp, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP


Charleston, West Virginia
February 25, 2000

                              REPORT OF KPMG LLP
                             INDEPENDENT AUDITORS


Board of Directors and Shareholders
Fed One Bancorp, Inc. and Subsidiary:

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Fed One Bancorp, Inc. and subsidiary for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Fed One Bancorp, Inc. and subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                                    /s/ KPMG LLP

Pittsburgh, Pennsylvania
January 29, 1998, except as to note 20
  which is as of February 18, 1998

UNITED BANKSHARES, INC. AND SUBSIDIARIES


                                                                                      December 31
                                                                          ---------------------------------
(Dollars in thousands, except par value)                                         1999             1998
                                                                          ---------------------------------
Assets
Cash and due from banks                                                         $  131,091       $  124,591
Interest-bearing deposits with other banks                                           8,317            6,807
Federal funds sold                                                                  20,400            9,900
                                                                          ---------------------------------
Total cash and cash equivalents                                                    159,808          141,298

Securities available for sale at estimated fair value (amortized
 cost-$1,256,946 at December 31, 1999 and $557,574 at December 31, 1998)         1,207,363          565,165

Securities held to maturity (estimated fair value-$258,183 at
December 31, 1999 and $367,353 at December 31, 1998)                               265,190          362,151
Loans held for sale                                                                117,825          720,607
Loans                                                                            3,177,392        2,659,324
 Less: Unearned income                                                              (7,296)          (6,933)
                                                                          ---------------------------------
Loans net of unearned income                                                     3,170,096        2,652,391
 Less: Allowance for loan losses                                                   (39,599)         (39,189)
                                                                          ---------------------------------
Net loans                                                                        3,130,497        2,613,202
Bank premises and equipment                                                         48,696           54,946
Accrued interest receivable                                                         36,357           30,402
Other assets                                                                       103,424           80,128
                                                                          ---------------------------------
                                                TOTAL ASSETS                    $5,069,160       $4,567,899
                                                                          =================================

Liabilities
Domestic deposits:
 Noninterest-bearing                                                            $  480,767       $  542,987
 Interest-bearing                                                                2,780,218        2,950,071
                                                                          ---------------------------------
Total deposits                                                                   3,260,985        3,493,058

Borrowings:
 Federal funds purchased                                                            44,120            7,260
 Securities sold under agreements to repurchase                                    349,129          236,535
 Federal Home Loan Bank borrowings                                                 953,347          345,867
 Other borrowings                                                                    4,998            5,244
Accrued expenses and other liabilities                                              60,651           58,404
                                                                          ---------------------------------
                                            TOTAL LIABILITIES                    4,673,230        4,146,368

Shareholders' Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares;
 issued-43,381,769 at December 31, 1999 and 43,256,833 at December 31,
 1998, including 894,661 and 356 shares in treasury at December 31, 1999
 and December 31, 1998, respectively                                               108,454          108,142
Surplus                                                                             87,260           88,353
Retained earnings                                                                  254,992          220,111
Accumulated other comprehensive (loss) income                                      (32,228)           4,934
Treasury stock, at cost                                                            (22,548)              (9)
                                                                          ---------------------------------
                                        TOTAL SHAREHOLDERS' EQUITY                 395,930          421,531
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $5,069,160       $4,567,899
                                                                          =================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(Dollars in thousands, except per share data)

                                                                                       Year Ended December 31
                                                                    ----------------------------------------------------------
                                                                           1999                 1998                 1997
                                                                    ----------------     ----------------     ----------------
Interest income
Interest and fees on loans                                               $   258,404          $   265,205          $   218,039
Interest on federal funds sold and other short-term
 investments                                                                     522                1,472                1,456
Interest and dividends on securities:
 Taxable                                                                      85,392               55,550               57,868
 Tax-exempt                                                                   10,347                3,420                3,089
                                                                    ----------------     ----------------     ----------------
                                          Total interest income              354,665              325,647              280,452

Interest expense
Interest on deposits                                                         122,651              128,976              113,472
Interest on short-term borrowings                                             17,104               10,732                8,911
Interest on Federal Home Loan Bank borrowings                                 34,647               15,646                8,739
                                                                    ----------------     ----------------     ----------------
Total interest expense                                                       174,402              155,354              131,122
                                                                    ----------------     ----------------     ----------------
                                            Net interest income              180,263              170,293              149,330
                                      Provision for loan losses                8,800               12,156                3,280
                                                                    ----------------     ----------------     ----------------

Net interest income after provision for loan losses                          171,463              158,137              146,050

Other income
Income from mortgage banking operations                                       22,392               14,211               15,133
Service charges, commissions, and fees                                        19,863               19,024               16,961
Trust department income                                                        6,020                4,581                3,569
Security gains                                                                   677                2,370                   85
Other income                                                                   2,126                1,566                1,320
                                                                    ----------------     ----------------     ----------------
                                         Total other income                   51,078               41,752               37,068

Other expense
Salaries and employee benefits                                                60,111               69,550               52,272
Net occupancy expense                                                         12,206               12,733               11,099
Other expense                                                                 45,202               55,681               40,481
                                                                    ----------------     ----------------     ----------------
                                         Total other expense                 117,519              137,964              103,852
                                                                    ----------------     ----------------     ----------------
                                  Income before income taxes                 105,022               61,925               79,266

Income taxes                                                                  34,774               17,523               27,005
                                                                    ----------------     ----------------     ----------------
                                                  Net income             $    70,248          $    44,402          $    52,261
                                                                    ================     ================     ================
Earnings per common share:
 Basic                                                                         $1.63                $1.04                $1.24
                                                                    ================     ================     ================
 Diluted                                                                       $1.61                $1.02                $1.22
                                                                    ================     ================     ================

Dividends per common share                                                     $0.82                $0.75                $0.68
                                                                    ================     ================     ================

Average outstanding shares:
 Basic                                                                    43,100,977           42,757,638           42,032,566
 Diluted                                                                  43,722,081           43,461,222           42,768,461

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
                                                     Common Stock                              Accumulated
                                              -----------------------                             Other                   Total
                                                                Par               Retained   Comprehensive   Treasury  Sareholders'
                                                  Shares       Value    Surplus   Earnings   Income (Loss)     Stock      Equity
                                              -------------------------------------------------------------------------------------

Balance at January 1, 1997                      21,239,300   $ 53,098   $81,122   $230,344            $189    ($1,921)     $362,832

Comprehensive income:
Net income                                                                          52,261                                   52,261
Other comprehensive income, net of tax
  Unrealized gain on securities of $6,199
   net of reclassification adjustment for
  gains included in net income of $55                                                                6,144                    6,144
                                                                                                                     --------------
Total comprehensive income                                                                                                   58,405
Cash dividends ($0.68 per share)                                                   (20,344)                                 (20,344)
Purchase of treasury stock (167,100 shares)                                                                    (5,754)       (5,754)
Common stock options
   exercised (484,672 shares)                      141,306        353     1,007       (167)                     4,550         5,743
Sale of treasury stock (15,991 shares)                                                                            606           606
Pre-merger transactions of  pooled companies       (62,658)      (156)   (1,326)    (3,950)                                  (5,432)
Two-for-one stock split effected in the form
  of a 100% stock dividend                      21,317,950     53,295              (53,295)
                                              -------------------------------------------------------------------------------------

Balance at December 31, 1997                    42,635,898    106,590    80,803    204,849           6,333     (2,519)      396,056

Comprehensive income:
Net income                                                                          44,402                                   44,402
Other comprehensive income, net of tax
  Unrealized gain on securities of $335
  net of reclassification adjustment for
  gains included in net income of $1,734                                                            (1,399)                  (1,399)
                                                                                                                     --------------
Total comprehensive income                                                                                                   43,003
Cash dividends ($0.75 per share)                                                   (28,317)                                 (28,317)
Fractional shares adjustment                          (213)                  (7)                                                 (7)
Purchase of treasury stock (137,300 shares)                                                                    (3,610)       (3,610)
Common stock options
   exercised (546,530 shares)                      285,148        712    (1,174)      (202)                     5,466         4,802
Sale of treasury stock (37,376 shares)                                                                            654           654
Pre-merger transactions of  pooled companies       336,000        840     8,731       (621)                                   8,950
                                              -------------------------------------------------------------------------------------

Balance at December 31, 1998                    43,256,833    108,142    88,353    220,111           4,934         (9)      421,531

Comprehensive income (loss):
Net income                                                                          70,248                                   70,248
Other comprehensive income (loss), net of tax:
  Unrealized loss on securities of $37,602
  net of reclassification adjustment for
  gains included in net income of $440                                                             (37,162)                 (37,162)
                                                                                                                     --------------
Total comprehensive income                                                                                                   33,086
Purchase of treasury stock (1,049,800 shares)                                                                 (26,196)      (26,196)
Cash dividends ($0.82 per share)                                                   (35,367)                                 (35,367)
Common stock options
    exercised (281,960 shares)                     124,936        312    (1,093)                                3,657         2,876
                                              -------------------------------------------------------------------------------------

Balance at December 31, 1999                    43,381,769   $108,454   $87,260   $254,992        ($32,228)  ($22,548)     $395,930
                                              =====================================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)                                                                      Year Ended December 31
                                                                          -------------------------------------------------------
                                                                                 1999                 1998              1997
                                                                          ----------------    -----------------  ----------------
OPERATING ACTIVITIES
Net income                                                                     $    70,248          $    44,402         $  52,261
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                          8,800               12,156             3,280
  Provision for depreciation                                                         8,028                7,739             6,590
  Amortization, net of accretion                                                     3,370                5,913             2,770
  Gain on sales of bank premises and equipment                                      (1,475)                (116)             (534)
  Gain on sales and calls of securities                                               (677)              (2,370)              (85)
  Loans originated for sale                                                     (1,282,629)          (1,541,187)         (885,615)
  Proceeds from sales of loans                                                   1,438,580            1,405,524           869,678
  Gain on sales of loans                                                           (13,576)             (13,910)          (13,925)
  Deferred income tax benefit                                                       (4,475)              (2,788)             (555)
Changes in:
  Loans held for sale                                                                6,154                5,154            (7,211)
  Interest receivable                                                               (5,955)              (6,415)             (563)
  Other assets                                                                        (891)              (7,049)            1,376
  Accrued expenses and other liabilities                                               903               (6,832)            3,545
                                                                          ----------------    -----------------  ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                226,405              (99,779)           31,012
                                                                          ----------------    -----------------  ----------------

INVESTING ACTIVITIES
  Proceeds from maturities and calls of  investment securities                     152,045              142,854            77,365
  Purchases of investment securities                                               (55,101)            (110,002)          (67,886)
  Proceeds from sales of securities available for sale                             336,558                                106,132
  Proceeds from maturities and calls of  securities available for sale             146,794              340,318           155,689
  Purchases of securities available for sale                                      (964,059)            (294,657)         (366,344)
  Proceeds from sales of loans                                                                          471,978               287
  Purchases of loans                                                                                   (943,680)          (46,429)
  Net purchases of bank premises and equipment                                         423               (6,765)           (4,894)
  Net cash received from (paid for) acquired subsidiary/branch                                           56,472           (28,929)
  Net change in loans                                                             (290,824)              38,249          (143,024)
                                                                          ----------------    -----------------  ----------------

NET CASH USED IN INVESTING ACTIVITIES                                             (674,164)            (305,233)         (318,033)
                                                                          ----------------    -----------------  ----------------

FINANCING ACTIVITIES
  Cash dividends paid                                                              (34,999)             (24,651)          (19,831)
  Acquisition of treasury stock                                                    (26,196)              (3,610)           (5,754)
  Proceeds from exercise of stock options                                            2,876                4,802             5,743
  Proceeds from sales of treasury stock                                                                     654               606
  Pre-merger transactions of pooled companies                                                             8,237            (7,368)
  Repayment of Federal Home Loan Bank borrowings                                  (141,618)            (227,164)         (281,359)
  Proceeds from Federal Home Loan Bank borrowings                                  749,098              342,240           324,940
  Purchase of fractional shares                                                                              (7)
Changes in:
  Time deposits                                                                   (128,286)             129,364           170,481
  Other deposits                                                                  (103,814)             108,057            87,192
  Federal funds purchased, securities sold under agreements to repurchase
      and other borrowings                                                         149,208               18,360            37,982
                                                                          ----------------    -----------------  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          466,269              356,282           312,632
                                                                          ----------------    -----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    18,510              (48,730)           25,611

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     141,298              190,028           164,417
                                                                          ----------------    -----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $   159,808          $   141,298         $ 190,028
                                                                          ================    =================  ================

See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                               December 31, 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:  United Bankshares, Inc. is a multi-bank holding company
---------------------
headquartered in Charleston, West Virginia. The principal markets of United Bankshares, Inc. and subsidiaries (United) are located in Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia and Arlington, Fairfax, Loudoun and Prince William counties, Virginia. United's principal business activities are community banking and mortgage banking.

Basis of Presentation:  The consolidated financial statements and the notes to
----------------------
consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below.

Certain prior period data has been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or shareholders' equity.

Cash Flow Information:  United considers cash and due from banks, interest-
----------------------
bearing deposits with other banks and federal funds sold as cash and cash equivalents.

Securities:  Management determines the appropriate classification of securities
-----------
at the time of purchase. Debt securities that United has the positive intent and the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of other comprehensive income, net of deferred income taxes.

Gains or losses on sales of securities are recognized by the specific identification method and are reported separately in the statements of income.

Loans:  Interest on loans is accrued and credited to operations using methods
------
that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan.

The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

The principal sources of revenue from United's mortgage banking business are:
(i) loan origination fees; (ii) gains or losses from the sale of loans; and
(iii) interest earned on mortgage loans during the period that they are held by United pending sale.

Loans Held for Sale: Loans held for sale consist of one-to-four family
--------------------
residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

Allowance for Loan Losses: Management's evaluation of the adequacy of the
--------------------------
allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. The allowance for loan losses related to loans that are identified as impaired is based on the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. The amount allocated to a specific loan is based upon management's estimate of the borrowers' ability to repay, the collateral securing the credit and other borrower specific factors that may impact collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools using management's internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions. Allocations for loans, other than commercial loans, are developed on a total portfolio level based upon historical loss experience adjusted for current conditions. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

The allowance also provides for risk arising in part from, but not limited to, potential for estimation or judgmental errors, charge-off volatility, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. The amounts allocated to specific credits and homogeneous loan pools are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. This evaluation is inherently subjective and requires management to make estimates of the amounts and timing of future cash flows.

Management believes that the allowance for loan losses is adequate to provide for probable losses on existing loans based on information currently available.

Bank Premises and Equipment:  Bank premises and equipment are stated at cost,
----------------------------
less allowances for depreciation and amortization. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets.

Income Taxes: Deferred income taxes are provided for temporary differences
-------------
between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.

Intangible Assets: Intangible assets relating to the estimated value of the
------------------
deposit base of the acquired institutions are being amortized on an accelerated basis over a 7 to 10 year period. The excess of the purchase price over the fair market value of the net assets of the banks acquired (goodwill) is being amortized on a straight-line basis over 15 to 20 years. Management reviews intangible assets on a periodic basis and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. If this evaluation indicates that intangible assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of intangible assets will be reduced.

At December 31, 1999 and 1998, deposit base intangibles and goodwill approximated $41,625,000 and $45,197,000, net of accumulated amortization of approximately $22,271,000 and $18,698,000.

Treasury Stock:  United records common stock purchased for treasury at cost.  At
--------------
the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock using the weighted average cost method.

Trust Assets and Income:  Assets held in a fiduciary or agency capacity for
------------------------
customers are not included in the balance sheets since such items are not assets of the company. Trust income is reported on a cash basis. Reporting such income on an accrual basis would not materially affect United's consolidated financial position or its results of operations as reported herein.

Earnings Per Common Share: Basic earnings per common share is calculated by
--------------------------
dividing net income by the weighted average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock which would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 621,104, 703,584 and 735,895 shares in 1999, 1998 and 1997, respectively.

Operating Segments - United operates in the community banking and mortgage
------------------
banking businesses. Business results are based upon United's management accounting practices and as provided to the chief operating decision maker for determination of resource allocation and performance.

New Accounting Standards: In June 1998, the Financial Accounting Standards Board
-------------------------
(FASB) issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB issued Statement No. 137, (SFAS No. 137). The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to recognized in earnings. The provisions of this statement become effective for United beginning January 1, 2001. This standard, when implemented, is not expected to materially impact the reported financial position or results of operations of United.

During 1998, the FASB issued Statement No. 134, (SFAS No. 134), "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (an amendment of Statement No.
65). SFAS No. 134 requires companies to classify all mortgage-backed securities or other interests in the form of a security retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that a company commits to sell before or during the securitization process must be classified as trading securities. Management adopted this statement in 1999 and it did not have a material impact on results of operations or the financial position of United.

NOTE B--MERGERS AND ACQUISITIONS

During 1998, United acquired Fed One Bancorp, Inc., Wheeling, West Virginia (Fed
One) and George Mason Bankshares, Inc., Fairfax, Virginia (George Mason) in common stock exchanges accounted for under the pooling of interests method. United issued approximately 12.9 million shares in these two business combinations. In the second and fourth quarters of 1998, as a direct result of the George Mason and Fed One acquisitions, United recorded merger-related charges of $13.7 million ($8.2 million after tax). The charges to operating expenses consisted of employee benefit obligations, costs to eliminate duplicate facilities and equipment, contract terminations, conversion costs, and professional fees. All of the merger-related charges were paid in 1998.

NOTE C--INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                              December 31, 1999
                                                 -------------------------------------------------------------------------
(In thousands)                                                            Gross               Gross           Estimated
                                                      Amortized         Unrealized         Unrealized           Fair
                                                        Cost              Gains              Losses             Value
                                                 -------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies                   $  276,558              $   15            $13,817       $  262,756
State and political subdivisions                            48,914                  10              4,070           44,854
Mortgage-backed securities                                 693,828                 324             24,256          669,896
Marketable equity securities                                 8,369               2,711                775           10,305
Other                                                      229,277                                  9,725          219,552
                                                 -------------------------------------------------------------------------
Total                                                   $1,256,946              $3,060            $52,643       $1,207,363
                                                 =========================================================================
                                                                              December 31, 1998
                                                 -------------------------------------------------------------------------
(In thousands)                                                            Gross               Gross           Estimated
                                                      Amortized         Unrealized         Unrealized           Fair
                                                        Cost              Gains              Losses             Value
                                                 -------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies                     $198,151              $1,335               $162         $199,324
State and political subdivisions                            27,474                 194                188           27,480
Mortgage-backed securities                                 279,618               2,860                262          282,216
Marketable equity securities                                 9,211               4,104                239           13,076
Other                                                       43,120                                     51           43,069
                                                 -------------------------------------------------------------------------
Total                                                     $557,574              $8,493               $902         $565,165
                                                 =========================================================================

The amortized cost and estimated fair value of securities available for sale at December 31, 1999 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                            Estimated
(In thousands)                                                         Amortized               Fair
                                                                         Cost                 Value
                                                                 --------------------------------------
Due in one year or less                                                   $    6,668         $    6,663
Due after one year through five years                                        112,839            110,581
Due after five years through ten years                                       333,612            318,462
Due after ten years                                                          795,458            761,352
Marketable equity securities                                                   8,369             10,305
                                                                 --------------------------------------
Total                                                                     $1,256,946         $1,207,363
                                                                 ======================================

The table above includes $669,896,000 of mortgage-backed securities at estimated fair value with an amortized cost of $693,828,000. Maturities of mortgage-backed securities are based upon the estimated average life.

Gross realized gains and losses from sales of securities available for sale were $1,759,000 and $1,076,000; $3,020,000 and $354,000; and $115,000 and $30,000,
respectively, in 1999, 1998 and 1997.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                              December 31, 1999
                                                 -------------------------------------------------------------------------
(In thousands)                                                            Gross                    Gross         Estimated
                                                      Amortized         Unrealized               Unrealized        Fair
                                                        Cost              Gains                    Losses          Value
                                                 -------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies                     $ 56,734              $   36             $2,217         $ 54,553
State and political subdivisions                            97,824                 769              5,084           93,509
Mortgage-backed securities                                  90,850                 380                886           90,344
Other                                                       19,782                   4                  9           19,777
                                                 -------------------------------------------------------------------------
Total                                                     $265,190              $1,189             $8,196         $258,183
                                                 =========================================================================

                                                                              December 31, 1998
                                                 -------------------------------------------------------------------------
(In thousands)                                                            Gross                    Gross         Estimated
                                                      Amortized         Unrealized               Unrealized        Fair
                                                        Cost              Gains                    Losses          Value
                                                 -------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies                     $121,474              $1,225               $ 99         $122,600
State and political subdivisions                            82,011               2,929                241           84,699
Mortgage-backed securities                                 139,002               1,506                121          140,387
Other                                                       19,664                   8                  5           19,667
                                                 -------------------------------------------------------------------------
Total                                                     $362,151              $5,668               $466         $367,353
                                                 =========================================================================

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1999 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          Estimated
(In thousands)                                                         Amortized            Fair
                                                                         Cost               Value
                                                                 --------------------------------------
Due in one year or less                                                     $  4,528           $  4,522
Due after one year through five years                                         38,623             38,391
Due after five years through ten years                                        67,833             66,997
Due after ten years                                                          154,206            148,273
                                                                 --------------------------------------
Total                                                                       $265,190           $258,183
                                                                 ======================================

The table above includes $90,344,000 of mortgage-backed securities at estimated fair value with an amortized cost of $90,850,000 at December 31, 1999. Maturities of the mortgage-backed securities are based upon the estimated average life.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $962,068,000 and $414,275,000 at December 31, 1999 and 1998, respectively.

NOTE D--LOANS

Major classifications of loans are as follows:

(In thousands)                                                                           December 31
                                                                     -------------------------------------------------
                                                                             1999                          1998
                                                                     -------------------           -------------------
Commercial, financial and agricultural                                        $  535,116                    $  508,601
 Real estate:
         Single family residential                                             1,388,568                     1,076,277
         Commercial                                                              701,421                       574,666
         Construction                                                            144,634                       141,026
         Other                                                                    44,381                        45,290
Installment                                                                      363,272                       313,464
                                                                     -------------------           -------------------
Total gross loans                                                             $3,177,392                    $2,659,324
                                                                     ===================           ===================

The table above does not include loans held for sale of $117,825,000 and $720,607,000 at December 31, 1999 and 1998, respectively. At December 31, 1998, United recorded a charge of $9,664,000 to reduce the carrying value of the loans held for sale to the lower of cost or market.

An analysis of the allowance for loan losses follows:

                                                                                 Year Ended December 31
                                                            ---------------------------------------------------------------
(In thousands)                                                      1999                  1998                  1997
                                                            -------------------   -------------------   -------------------
Balance at beginning of period                                          $39,189               $31,936               $29,376
Allowance of purchased subsidiaries                                                                                   2,695
Provision charged to expense                                              8,800                12,156                 3,280
                                                            -------------------   -------------------   -------------------
                                                                         47,989                44,092                35,351
                                                            -------------------   -------------------   -------------------
Loans charged-off                                                         9,236                 6,270                 4,235
Less recoveries                                                             846                 1,367                   820
                                                            -------------------   -------------------   -------------------
Net charge-offs                                                           8,390                 4,903                 3,415
                                                            -------------------   -------------------   -------------------
Balance at end of period                                                $39,599               $39,189               $31,936
                                                            ===================   ===================   ===================

United has commercial loans, including real estate and owner occupied, income producing real estate and land development loans, of approximately $1,236,537,000 and $1,083,267,000 as of December 31, 1999 and 1998,
respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

At December 31, 1999, the recorded investment in loans that were considered to be impaired was $15,643,000 (of which $12,327,000 was on a nonaccrual basis). Included in this amount was $3,247,000 of impaired loans for which the related allowance for loan losses was $603,000 and $12,396,000 of impaired loans that did not have an allowance for credit losses. At December 31, 1998, the recorded investment in loans that were considered to be impaired was $10,924,000 (of which $9,139,000 was on a nonaccrual basis). Included in this amount was $4,966,000 of impaired loans for which the related allowance for credit losses was $774,000 and $5,958,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997 was approximately $16,681,000, $10,343,000 and
$13,264,000, respectively.

The amount of interest income that would have been recorded on impaired loans under the original terms was $2,237,000, $1,809,000 and $1,710,000 for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, United recognized interest income on those impaired loans of approximately $560,000, $461,000 and $1,008,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

United's subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $86,892,000 and $123,262,000 at December 31, 1999 and 1998, respectively. During
1999, $40,384,000 of new loans were made, repayments totaled $49,892,000, and other changes due to the change in composition of United's board members and executive officers approximated $26,862,000.

NOTE E--BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

                                                                                       December 31
                                                                         --------------------------------------
(In thousands)                                                                 1999                   1998
                                                                         ---------------        ---------------

        Land                                                                    $ 10,393               $ 11,537
        Buildings and improvements                                                44,825                 47,546
        Leasehold improvements                                                     9,778                 10,587
        Furniture, fixtures and equipment                                         51,285                 46,987
                                                                         ---------------        ---------------
                                                                                 116,281                116,657
        Less allowance for depreciation and amortization                          67,585                 61,711
                                                                         ---------------        ---------------
        Net bank premises and equipment                                         $ 48,696               $ 54,946
                                                                         ===============        ===============

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases pro-vide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $4,916,000, $5,129,000 and $4,417,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE E--BANK PREMISES AND EQUIPMENT AND LEASES

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 1999, consisted of the following:


      Year                                              Amount
      ----                                         --------------
                  (In thousands)
      2000                                                $ 4,102
      2001                                                  3,789
      2002                                                  3,171
      2003                                                  1,910
      2004                                                  1,253
      Thereafter                                            3,068
                                                   --------------

      Total minimum lease payments                        $17,293
                                                   ==============

NOTE F--DEPOSITS

The book value of deposits consisted of the following:


    (In thousands)                                             December 31
                                              --------------------------------------------
                                                     1999                       1998
                                              -----------------          -----------------
    Noninterest-bearing checking                     $  480,767                 $  542,987
    Interest-bearing checking                            87,314                    119,146
    Regular savings                                     417,911                    435,767
    Money market accounts                               675,463                    664,913
    Time deposits under $100,000                      1,415,579                  1,463,505
    Time deposits over $100,000                         183,951                    266,740
                                              -----------------          -----------------
                           Total deposits            $3,260,985                 $3,493,058
                                              =================          =================

Interest paid on deposits and borrowings approximated $172,907,000, $153,283,000 and $129,219,000 in 1999, 1998 and 1997, respectively.

At December 31, 1999, the scheduled maturities of time deposits are as follows:

      Year                                      Amount
      ---                                   -------------
   (In thousands)
      2000                                     $1,125,909
      2001                                        417,449
      2002                                         34,373
      2003                                         12,623
      2004 and thereafter                           9,176
                                        -----------------

            Total                              $1,599,530
                                        =================

United's subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $19,800,000 and $20,066,000 at December 31, 1999 and 1998, respectively.

NOTE G--BORROWINGS

United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single family residential mortgage loans. At December 31, 1999, United had approximately $92,971,000 of additional available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At December 31, 1999, $480,000,000 of FHLB advances with an interest rate of 5.18% had an overnight maturity. Additionally, $473,347,000 of FHLB advances with a weighted average interest rate of 5.38% are scheduled to mature from one to twenty years.

United also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $125,880,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

At December 31, 1999 and 1998, borrowings and the related weighted average interest rate were as follows:

                                                        1999                                       1998
                                       -----------------------------------        -----------------------------------
                                                                Weighted                                   Weighted
  (Dollars in thousands)                                         Average                                    Average
                                            Amount                Rate                 Amount                Rate
                                       --------------       --------------        --------------       --------------
    Federal funds purchased                   $44,120            5.01%                    $7,260             5.56%
    Securities sold under
      agreements to repurchase                349,129            4.98%                   236,535             4.59%
    FHLB advances                             953,347            5.28%                   345,867             5.12%
    Other                                       4,998            4.52%                     5,244             3.60%
                                       --------------                             --------------
                        Total              $1,351,594                                   $594,906
                                       ==============                             ==============

Information concerning securities sold under agreements to repurchase (in thousands) is summarized as follows:

                                                                 1999                     1998
                                                          ----------------         ----------------
   Average balance during the year                                $335,908                 $201,475
   Average interest rate during the year                              4.61%                    4.66%
   Maximum month-end balance during the year                      $440,281                 $236,535

NOTE H--INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)                                                   Year Ended December 31
                                                -----------------------------------------------------
                                                       1999               1998               1997
                                                ---------------    ---------------    ---------------
Current expense:
  Federal                                               $36,424            $18,906            $26,324
  State                                                   2,825              1,405              1,236
Deferred benefit:
  Federal and State                                      (4,475)            (2,788)              (555)
                                                ---------------    ---------------    ---------------
Income taxes                                            $34,774            $17,523            $27,005
                                                ===============    ===============    ===============


The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

                                                                             Year Ended December 31
                                    ----------------------------------------------------------------------------------------------
(Dollars in thousands)                            1999                             1998                             1997
                                    ------------------------------   ------------------------------   ----------------------------
                                          Amount             %             Amount             %             Amount           %
                                    ---------------    -----------   ---------------    -----------   ---------------  -----------
Tax on income before taxes
at statutory federal rate                   $36,758           35.0%          $21,674           35.0%          $27,743         35.0%

Plus: State income taxes
net of federal tax
benefits                                      1,836            1.7               913            1.5               820          1.0
                                    ---------------    -----------   ---------------    -----------   ---------------  -----------
                                             38,594           36.7            22,587           36.5            28,563         36.0
Increase (decrease)
resulting from:
   Tax-exempt interest
     Income                                  (3,087)          (2.9)           (2,201)          (3.6)           (1,898)        (2.4)
   Nontaxable distributions
     from reorganizations                                                     (5,775)          (9.3)
   Intangible amortization                      778            0.7             1,152            1.9               668          0.8
   Other items-net                           (1,511)          (1.4)            1,760            2.8              (328)        (0.3)
                                    ---------------    -----------   ---------------    -----------   ---------------  -----------

         Income taxes                       $34,774           33.1%          $17,523           28.3%          $27,005         34.1%
                                    ===============    ===========   ===============    ===========   ===============  ===========

Federal income tax expense applicable to securities transactions approximated $237,000 in 1999, $830,000 in 1998 and $29,000 in 1997.

Income taxes paid approximated $34,333,000, $25,387,000 and $27,315,000 in 1999,
1998 and 1997, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of United's deferred tax assets and liabilities (included in other assets) at December 31, 1999 and 1998 are as follows:

(In thousands)                                        1999              1998
                                                ---------------   ---------------
Deferred tax assets:
Allowance for loan losses                               $13,734           $14,266
Securities available for sale                            17,678
Accrued benefits payable                                  2,414             1,539
Other accrued liabilities                                 4,851             4,449
Other real estate owned                                     639               639
Other                                                     1,404               103
                                                ---------------   ---------------

   Total deferred tax assets                             40,720            20,996
                                                ---------------   ---------------

Deferred tax liabilities:
Premises and equipment                                    2,228             2,660
Core deposit intangibles                                    562               574
Income tax allowance for
  loan losses                                               962             1,305
Deferred mortgage points                                  1,909             1,920
Securities available for sale                                               2,657
Other                                                       725             2,356
                                                ---------------   ---------------
   Total deferred tax
     liabilities                                          6,386            11,472
                                                ---------------   ---------------

Net deferred tax assets                                 $34,334           $ 9,524
                                                ===============   ===============

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

Net periodic pension cost included the following components:

(In thousands)                                               Year Ended December 31,
                                           ---------------------------------------------------------
                                                  1999                 1998                 1997
                                           ---------------      ---------------      ---------------
Service cost                                       $ 1,448              $   799              $   739
Interest cost                                        1,725                1,609                1,451
Expected return on plan assets                      (2,749)              (2,121)              (1,939)
Amortization of transition asset                      (131)                (131)                (131)
Recognized net actuarial gain                         (222)
Amortization of prior service cost                      63                   63                   63
                                           ---------------      ---------------      ---------------

Net periodic pension cost                          $   134              $   219              $   183
                                           ===============      ===============      ===============

A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

(In thousands)                                               December 31
                                           --------------------------------------------
                                                  1999                         1998
                                           ---------------               --------------

Benefit obligation at beginning
  of year                                         $ 25,653                      $21,910

     Service cost                                    1,448                          799
     Interest cost                                   1,725                        1,609
     Actuarial (gain) loss                          (3,634)                       2,183
     Benefits paid                                    (935)                        (848)
                                           ---------------               --------------
 Benefit obligation at end of year                  24,257                       25,653
                                           ---------------               --------------


 Fair Value of plan assets at
   beginning of year                                31,009                       27,040

     Actual return on plan assets                    9,534                        4,817
     Employer contribution                           1,452
     Benefits paid                                    (935)                        (848)
                                           ---------------               --------------

 Fair Value of plan assets at
   end of year                                      41,060                       31,009
                                           ---------------               --------------


 Funded status                                    $ 16,803                      $ 5,356

     Unrecognized net actuarial gain               (15,425)                      (5,227)
     Unrecognized prior service cost                   199                          262
     Unrecognized net transition asset                (432)                        (564)
                                           ---------------               --------------

 Pension asset (liability)                        $  1,145                        ($173)
                                           ===============               ==============

At December 31, 1999, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.25% and 5.0%. At December 31, 1998, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.0% and 4.5%. The weighted average expected long-term rate of return on United's plan assets was 9.0% for the years ended December 31, 1999, 1998 and 1997.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. All employees who complete one year of service are eligible to participate in the Plan. Each participant may contribute from 1% to 15% of pre-tax earnings to his or her account which may be invested in any of four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the next 2% of salary deferred with United common stock. Vesting is 100% for employee deferrals and the United match at the time the employee makes his/her deferral. United's expense relating to the Plan approximated $1,166,000, $1,175,000 and $1,285,000 in 1999, 1998 and 1997, respectively.

The assets of United's defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 1999, the combined plan assets included 795,599 shares of United common stock with an approximate fair value of $18,995,000. Dividends paid on United common stock held by the plans approximated $452,000 for the year ended December 31, 1999.

United has certain other deferred compensation plans covering various key employees. Periodic charges are made to operations so that the present value of the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has various incentive stock option plans for key employees, the 1988, 1991 and 1996 plans. The plans provide for the granting of stock options of up to 200,000, 1,000,000 and 1,200,000 shares of common stock, respectively. No further grants will be made under the 1988 and 1991 plans. At December 31, 1999, 360,838 options were available for future grant under the 1996 plan. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United's common stock on the date of grant. Accordingly, no compensation expense is recognized for these options.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                               Options Outstanding     Options Exercisable
--------------------------------------------------------------------------------------------
                                               Weighted-
                                                Average    Weighted-               Weighted-
                                               Remaining    Average                 Average
Range of                           Number     Contractual  Exercise     Number     Exercise
Exercise Prices                  Outstanding     Life        Price    Exercisable    Price
--------------------------------------------------------------------------------------------
$ 2.98 to $ 27.00                  1,538,393   6.8 years      $17.37    1,156,568     $14.67

The following is a summary of activity of United's Incentive Stock Option Plans:

                                                                       Stock                              Range of
                                                                      Options                         Exercise Prices
                                                                 ---------------              ------------------------------

Outstanding at January 1, 1997                                         2,054,828                       $15.00         $ 2.98
Granted                                                                  445,488                        22.00          12.58
Exercised                                                                484,672                        15.00           2.98
Forfeited                                                                 46,600                        15.00           6.96
                                                                 ---------------
Outstanding at December 31, 1997                                       1,969,044                        22.00           2.98
Granted                                                                  236,600                        27.00
Exercised                                                                546,530                        22.00           2.98
Forfeited                                                                 26,823                        22.00          14.88
                                                                 ---------------
Outstanding at December 31, 1998                                       1,632,291                        27.00           2.98
Granted                                                                  227,800                        25.63
Exercised                                                                281,960                        22.00           2.98
Forfeited                                                                 39,738                        27.00          14.88
                                                                 ---------------
Outstanding at December 31, 1999                                       1,538,393                       $27.00         $ 2.98
                                                                 ===============

Exercisable at:
December 31, 1997                                                      1,504,863                       $15.00         $ 2.98
December 31, 1998                                                      1,275,776                       $22.00         $ 2.98
December 31, 1999                                                      1,156,568                       $27.00         $ 2.98

Because the exercise price of the option granted is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following pro forma disclosures present United's net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method:

(Dollars in thousands, except per share)                                 Year Ended December 31,
                                                          ----------------------------------------------------
                                                                1999               1998               1997
                                                          --------------     --------------     --------------
Pro forma net income                                             $70,019            $44,187            $52,039
Pro forma diluted earnings per share                             $  1.60            $  1.02            $  1.22

The estimated fair value of the options at the date of grant was $5.64, $5.73 and $3.96 for the options granted during 1999, 1998 and 1997, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.79%, 4.76% and 6.44%; dividend yields of 3.43%, 3.04%, and 3.08%; volatility factors of the expected market price of United's common stock of 0.211, 0.210 and 0.185; and a weighted average expected option life of 7 years.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $1,254,596,000 and $892,388,000 of loan commitments outstanding as of December 31, 1999 and 1998, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $74,110,000 and $54,408,000 as of December 31, 1999 and 1998, respectively.

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

NOTE K - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
INFORMATION


Condensed Balance Sheets

(In thousands)                                                           December 31
                                                         -----------------------------------------
                                                                 1999                   1998
                                                         ------------------     ------------------
Assets
  Cash                                                             $ 10,101               $ 26,459
  Securities available for sale                                      10,367                 13,076
  Securities held to maturity                                         6,643                  2,178
  Investment in subsidiaries:
    Bank subsidiaries                                               371,105                378,912
    Non-bank subsidiaries                                             1,383                  1,347
  Loans                                                              11,094                 12,836
  Other assets                                                        1,634                  1,897
                                                         ------------------     ------------------

Total Assets                                                       $412,327               $436,705
                                                         ==================     ==================

Liabilities and Shareholders' Equity
  Line of credit from banking subsidiary                           $  1,000
  Accrued expenses and other liabilities                             15,397               $ 15,174
  Shareholders' equity (including other accumulated
    comprehensive (loss) income of ($32,228) and
    $4,934 at December  31, 1999 and 1998,
    respectively)                                                   395,930                421,531
                                                         ------------------     ------------------

Total Liabilities and Shareholders' Equity                         $412,327               $436,705
                                                         ==================     ==================

Condensed Statements of Income

(In thousands)                                                                  Year Ended December 31
                                                         -----------------------------------------------------------------
                                                                 1999                   1998                    1997
                                                         ------------------     ------------------     -------------------
Income
  Dividends from banking subsidiaries                               $40,352                $40,558                $ 69,637
  Net interest income                                                 1,668                  1,394                      85
  Management fees:
    Bank subsidiaries                                                 4,146                  3,928                   3,476
    Non-bank subsidiaries                                                12                     12                      12
  Other income                                                        1,489                  2,937                     707
                                                         ------------------     ------------------     -------------------

Total Income                                                         47,667                 48,829                  73,917
                                                         ------------------     ------------------     -------------------

Expenses
  Interest paid to banking subsidiary                                     6
  Operating expenses                                                  4,698                  7,337                   5,516
                                                         ------------------     ------------------     -------------------
    Income Before Income Taxes and Equity
    in Undistributed Net Income (Excess
    Dividends) of Subsidiaries                                       42,963                 41,492                  68,401
  Applicable income tax expense (benefit)                               853                    105                    (424)
                                                         ------------------     ------------------     -------------------
    Income Before Equity in Undistributed Net
    Income (Excess Dividends) of Subsidiaries                        42,110                 41,387                  68,825
  Equity in undistributed net income (excess
   dividends) of subsidiaries:
      Bank subsidiaries                                              28,102                  2,971                 (16,603)
      Non-bank subsidiaries                                              36                     44                      39
                                                         ------------------     ------------------     -------------------

Net Income                                                          $70,248                $44,402                $ 52,261
                                                         ==================     ==================     ===================

NOTE K - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL
   INFORMATION - continued


Condensed Statements of Cash Flows


(In thousands)                                                                    Year Ended December 31
                                                         ---------------------------------------------------------------------
                                                                  1999                     1998                     1997
                                                         -------------------      -------------------      -------------------
Operating Activities
  Net income                                                        $ 70,248                 $ 44,402                 $ 52,261
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in (undistributed net income)
        excess dividends of subsidiaries                             (28,138)                  (3,015)                  16,564
      Depreciation and net amortization                                   12                       10                       11
      Net gain on sales of investment securities                      (1,484)                  (2,912)
      Net change in other assets and liabilities                         786                     (771)                   2,276
                                                         -------------------      -------------------      -------------------

Net Cash Provided by Operating Activities                             41,424                   37,714                   71,112
                                                         -------------------      -------------------      -------------------

Investing Activities
  Net (purchases of) proceeds from securities                         (2,205)                   3,563                   (1,346)
  Purchase of loans                                                                                                    (14,300)
  Repayment on loan balances by customers                              1,742                    1,464
  (Increase) decrease in investment in subsidiaries                                            (8,541)                   2,576
  Cash paid in acquisition of subsidiary                                                                               (37,562)
                                                         -------------------      -------------------      -------------------

Net Cash Used in Investing Activities                                   (463)                  (3,514)                 (50,632)
                                                         -------------------      -------------------      -------------------

Financing Activities
  Net advances on line of credit from subsidiary                       1,000
  Cash dividends paid                                                (34,999)                 (24,651)                 (19,831)
  Acquisition of treasury stock                                      (26,196)                  (3,610)                  (5,754)
  Proceeds from exercise of stock options                              2,876                    4,802                    5,743
  Proceeds from sales of treasury stock                                                           654                      606
  Pre-merger transactions of pooled companies                                                   8,237                   (7,368)
  Purchase of fractional shares                                                                    (7)
                                                         -------------------      -------------------      -------------------

Net Cash Used in Financing Activities                                (57,319)                 (14,575)                 (26,604)
                                                         -------------------      -------------------      -------------------

(Decrease) Increase in Cash and Cash Equivalents                     (16,358)                  19,625                   (6,124)

Cash and Cash Equivalents at Beginning of Year                        26,459                    6,834                   12,958
                                                         -------------------      -------------------      -------------------

Cash and Cash Equivalents at End of Year                            $ 10,101                 $ 26,459                 $  6,834
                                                         ===================      ===================      ===================

NOTE L--OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

                                                              Year Ended December 31
                                              -----------------------------------------------------
(In thousands)                                      1999               1998                1997
                                              --------------     ---------------     --------------
Other expense:
  Data processing                                     $3,175             $ 5,710             $3,659
  Legal and consulting                                 1,709               2,909              1,931
  Advertising                                          2,702               3,011              2,856
  Goodwill amortization                                3,279               4,395              3,063
  Equipment expense                                    8,896              10,188              6,622

NOTE M--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1999, was approximately $44,725,000.

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

During 2000, the retained net profits available for distribution to United Bankshares, Inc., as dividends without regulatory approval, are approximately $25,822,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries' capital and surplus, as defined, or $36,921,000 at December 31, 1999, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. At of December 31, 1999, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 1999, the most recent notification from its regulators, United and its subsidiary banks were categorized as well capitalized. To be categorized as well capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United's well capitalized status.

United's and its subsidiary banks', United National Bank and United Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.

                                                                            For Capital
                                                Actual                    Adequacy Purposes
                                  ------------------------------     --------------------------
                                       Amount           Ratio          Amount          Ratio
                                  --------------   -------------     -----------    -----------
As of December 31, 1999:
-----------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                  $426,310            11.8%       $290,173       > = 8.0%
     United National Bank                279,554            11.1%        201,255       > = 8.0%
     United Bank                         120,365            11.0%         87,332       > = 8.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                   385,840            10.6%        145,086       > = 4.0%
     United National Bank                253,319            10.1%        100,627       > = 4.0%
     United Bank                         107,001             9.8%         43,666       > = 4.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                   385,840             7.7%        200,170       > = 4.0%
     United National Bank                253,319             7.4%        136,875       > = 4.0%
     United Bank                         107,001             6.7%         63,903       > = 4.0%
As of December 31, 1998:
-----------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                  $411,096            12.6%       $260,382       > = 8.0%
     United National Bank                255,053            11.0%        184,828       > = 8.0%
     United Bank                         112,556            12.2%         73,733       > = 8.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                   371,907            11.4%        130,191       > = 4.0%
     United National Bank                228,927             9.9%         92,414       > = 4.0%
     United Bank                         101,016            11.0%         36,866       > = 4.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                   371,907             8.4%        176,362       > = 4.0%
     United National Bank                228,927             7.4%        123,510       > = 4.0%
     United Bank                         101,016             7.3%         55,334       > = 4.0%
                                              To Be Well
                                              Capitalized
                                    -----------------------------
                                     Amount             Ratio
                                    ----------       ------------
As of December 31, 1999:
-----------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                $362,716         > = 10.0%
     United National Bank              251,569         > = 10.0%
     United Bank                       109,165         > = 10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                 217,630         > = 6.0%
     United National Bank              150,941         > = 6.0%
     United Bank                        65,499         > = 6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                 250,213         > = 5.0%
     United National Bank              171,093         > = 5.0%
     United Bank                        79,879         > = 5.0%
As of December 31, 1998:
-----------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                $325,478         > = 10.0%
     United National Bank              231,035         > = 10.0%
     United Bank                        92,166         > = 10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                 195,287         > = 6.0%
     United National Bank              138,621         > = 6.0%
     United Bank                        55,300         > = 6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                 220,453         > = 5.0%
     United National Bank              154,388         > = 5.0%
     United Bank                        69,167         > = 5.0%

NOTE N--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by United in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents:  The carrying amounts reported in the balance sheet
--------------------------
for cash and cash equivalents approximate those assets' fair values.

Securities:  The estimated fair values of securities are based on quoted market
-----------
prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:  The estimated fair values of variable-rate loans that reprice frequently
------
with no significant change in credit risk are based on carrying values. The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit worthiness.

Off-Balance Sheet Instruments:  Fair values of United's loan commitments are
------------------------------
based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair values of these commitments approximate their carrying values.

Deposits:  The fair values of demand deposits (e.g., interest and non-interest
---------
checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings:  The carrying amounts of federal funds purchased,
----------------------
borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Federal Home Loan Bank Borrowings:  The fair values of United's Federal Home
----------------------------------
Loan Bank borrowings are estimated using discounted cash flow analyses, based on United's current incremental borrowing rates for similar types of borrowing arrangements

The estimated fair values of United's financial instruments are summarized below:

                                                          December 31, 1999                              December 31, 1998
                                            -------------------------------------------  -------------------------------------------
(In thousands)                                     Carrying                 Fair                Carrying                 Fair
                                                    Amount                 Value                 Amount                 Value
                                            --------------------   --------------------  --------------------   --------------------
Cash and cash equivalents                             $  159,808             $  159,808            $  141,298             $  141,298
Securities available for sale                          1,207,363              1,207,363               565,165                565,165
Securities held to maturity                              265,190                258,183               362,151                367,353
Loans                                                  3,170,096              3,106,565             2,652,391              2,736,168
Deposits                                               3,260,985              3,215,379             3,493,058              3,505,547
Short-term borrowings                                    398,247                397,653               249,039                249,039
FHLB borrowings                                          953,347                941,926               345,867                346,134

NOTE O--SEGMENT INFORMATION

The following information is based on United's current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand alone basis. The results are not necessarily comparable with similar information of other companies.


                                                                                  General
                                                      Mortgage     Community     Corporate
(In thousands)                                         Banking      Banking      and Other     Consolidated
-----------------------------------------------------------------------------------------------------------
1999
Net interest income                                    $  3,480    $  174,240    $   2,543       $  180,263
Provision for loan losses                                    19         8,781                         8,800
Net interest income after provision for loan losses       3,461       165,459        2,543          171,463
Noninterest income                                       24,507        25,025        1,546           51,078
Noninterest expense                                      20,210        96,743          566          117,519
Income before income taxes                                7,758        93,741        3,523          105,022
Income tax expense                                        2,687        31,033        1,054           34,774
Net income                                                5,071        62,708        2,469           70,248
Average total assets                                    148,397     4,860,973     (141,849)       4,867,521
-----------------------------------------------------------------------------------------------------------
1998
Net interest income                                    $  2,763    $  165,813    $   1,717       $  170,293
Provision for loan losses                                    25        12,131                        12,156
Net interest income after provision for loan losses       2,738       153,682        1,717          158,137
Noninterest income                                       24,052        14,727        2,973           41,752
Noninterest expense                                      19,872       112,959        5,133          137,964
Income (loss) before income taxes                         6,918        55,450         (443)          61,925
Income tax expense                                        1,878        15,557           88           17,523
Net income (loss)                                         5,040        39,893         (531)          44,402
Average total assets                                    190,168     4,190,512     (141,872)       4,238,808
-----------------------------------------------------------------------------------------------------------
1997
Net interest income                                    $  1,979    $  146,045    $   1,306       $  149,330
Provision for loan losses                                    19         3,261                         3,280
Net interest income after provision for loan losses       1,960       142,784        1,306          146,050
Noninterest income                                       14,403        22,658            7           37,068
Noninterest expense                                      14,591        86,123        3,138          103,852
Income (loss) before income taxes                         1,772        79,319       (1,825)          79,266
Income tax expense (benefit)                                691        26,957         (643)          27,005
Net income (loss)                                         1,081        52,362       (1,182)          52,261
Average total assets                                    138,363     3,656,891     (112,952)       3,682,302
-----------------------------------------------------------------------------------------------------------
 General corporate and other includes intercompany eliminations.

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1999 and 1998 is summarized below (dollars in thousands except for per share data):

                                                  1st Quarter          2nd Quarter          3rd Quarter           4th Quarter
                                                  -----------          -----------          -----------           -----------
1999
Interest income                                           $85,504              $87,022              $90,811              $91,328
Interest expense                                           39,533               42,415               45,822               46,632
Net interest income                                        45,971               44,607               44,989               44,696
Provision for loan losses                                     764                1,761                2,255                4,020
Income from mortgage
 banking operations                                         4,418                6,095                5,706                6,173
Other noninterest income                                    6,221                6,358                7,137                8,970
Noninterest expense                                        28,821               29,070               29,377               30,251
Income taxes                                                9,864                8,433                8,500                7,977
Net income (1)                                             17,161               17,796               17,700               17,591

Per share data:
--------------
Average shares outstanding (000s):
  Basic                                                    43,278               43,322               43,124               42,674
  Diluted                                                  43,961               44,013               43,708               43,282
Net income per share:
  Basic                                                   $  0.40              $  0.41              $  0.41              $  0.41
  Diluted                                                 $  0.39              $  0.40              $  0.41              $  0.41
Dividends per share                                       $  0.20              $  0.20              $  0.21              $  0.21

                                                  1st Quarter          2nd Quarter          3rd Quarter           4th Quarter
                                                  -----------          -----------          -----------           -----------
1998
----
Interest income                                           $76,259              $80,594              $83,920              $84,874
Interest expense                                           36,235               38,331               40,348               40,440
Net interest income                                        40,024               42,263               43,572               44,434
Provision for loan losses                                   2,080                5,257                3,316                1,503
Income (loss) from mortgage
 banking operations                                         5,196                6,392                6,645               (4,022)
Other noninterest income                                    8,816                5,523                6,825                6,377
Noninterest expense                                        29,695               40,439               30,988               36,842
Income taxes                                                7,840                  935                6,397                2,351
Net income (1)                                             14,421                7,547               16,341                6,093

Per share data:
--------------
Average shares outstanding (000s):
  Basic                                                    42,397               42,517               42,590               43,061
  Diluted                                                  43,271               43,462               43,508               43,771
Net income per share:
  Basic                                                   $  0.34              $  0.18              $  0.38              $  0.14
  Diluted                                                 $  0.33              $  0.17              $  0.38              $  0.14
Dividends per share (2)                                   $  0.18              $  0.18              $  0.19              $  0.20

(1) For further information see the related discussion "Quarterly Results" included in Management's Discussion and Analysis.

(2) Cash dividends are the amounts declared by United and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.