Form 10-Q
period 2000-03-31
UNITED BANKSHARES INC/WV
filed 2000-05-12
CIK 729986

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2000

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


Registrant's Telephone Number, including Area Code: (304) 424-8800
                                                    --------------

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

Class-Common Stock, $2.50 Par Value; 41,922,379 shares outstanding as of April 30, 2000.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                 FORM 10-Q


                               TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

 Consolidated Balance Sheets (Unaudited)
 March 31, 2000 and December 31, 1999.........................................6

 Consolidated Statements of Income (Unaudited) for the
 Three Months Ended March 31, 2000 and 1999...................................7

 Consolidated Statement of Changes in Shareholders' Equity
 (Unaudited) for the Three Months Ended March 31, 2000........................8

 Condensed Consolidated Statements of Cash Flows (Unaudited)
 for the Three Months Ended March 31, 2000 and 1999...........................9

 Notes to Consolidated Financial Statements..................................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
       Condition and Results of Operations...................................17
       -----------------------------------


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings........................................Not Applicable
-------------------------


Item 2. Changes in Securities....................................Not Applicable
-----------------------------

Item 3. Defaults Upon Senior Securities..........................Not Applicable
---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued

                                                                           Page
                                                                           ----



Item 4.  Submission of Matters to a Vote
-----------------------------------------
        of Security Holders......................................Not Applicable
        -------------------

Item 5.  Other Information.......................................Not Applicable
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit 27 - Financial Data Schedule...............................26


    (b)  Reports on Form 8-K

          None filed during the period.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITED BANKSHARES, INC.
                                           -----------------------
                                                 (Registrant)



Date  May 12, 2000                         /s/ Richard M. Adams
      ----------------------               -------------------------------------
                                           Richard M. Adams, Chairman of
                                           the Board and Chief Executive
                                           Officer


Date  May 12, 2000                         /s/ Steven E. Wilson
      ----------------------               -------------------------------------
                                           Steven E. Wilson, Executive
                                           Vice President, Treasurer,
                                           Secretary and Chief Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 2000 and December 31, 1999, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 2000 and 1999, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 2000, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                        March 31         December 31
                                                                                  2000              1999
                                                                          -----------------------------------
Assets
Cash and due from banks                                                        $  104,881        $  131,091
Interest-bearing deposits with other banks                                          3,275             8,317
Federal funds sold                                                                  2,000            20,400
                                                                          -----------------------------------
Total cash and cash equivalents                                                   110,156           159,808

Securities available for sale at estimated fair value (amortized
 cost-$1,042,793 at March 31, 2000 and $1,256,946 at December 31, 1999)           999,456         1,207,363

Securities held to maturity (estimated fair value-$391,628 at
 March 31, 2000 and $258,183 at December 31, 1999)                                397,493           265,190
Loans held for sale                                                               102,109           117,825
Loans
    Commercial, financial, and agricultural                                       580,481           535,116
    Real estate:
         Single family residential                                              1,394,449         1,388,568
         Commercial                                                               685,705           701,421
         Construction                                                             141,720           144,634
         Other                                                                     63,829            44,381
    Installment                                                                   370,790           363,272
                                                                          -----------------------------------
                                                                                3,236,974         3,177,392
  Less: Unearned income                                                            (6,729)           (7,296)
                                                                          -----------------------------------
Loans net of unearned income                                                    3,230,245         3,170,096
  Less: Allowance for loan losses                                                 (39,490)          (39,599)
                                                                          -----------------------------------
Net loans                                                                       3,190,755         3,130,497
Bank premises and equipment                                                        47,574            48,696
Accrued interest receivable                                                        35,287            36,357
Other assets                                                                       97,915           103,424
                                                                          -----------------------------------
TOTAL ASSETS                                                                   $4,980,745        $5,069,160
                                                                          ===================================
Liabilities
Domestic deposits:
  Noninterest-bearing                                                          $  515,164        $  480,767
  Interest-bearing                                                              2,759,341         2,780,218
                                                                          -----------------------------------
Total deposits                                                                  3,274,505         3,260,985

Borrowings:
  Federal funds purchased                                                          42,520            44,120
  Securities sold under agreements to repurchase                                  306,185           349,129
  Federal Home Loan Bank borrowings                                               914,578           953,347
  Other borrowings                                                                    653             4,998
Accrued expenses and other liabilities                                             48,482            60,651
                                                                          -----------------------------------
TOTAL LIABILITIES                                                               4,586,923         4,673,230

Shareholders' equity
Common stock, $2.50 par value; Authorized-100,000,000 shares;
 issued-43,381,769 at March 31, 2000 and December 31, 1999, including
 1,362,890 and 894,661 shares in treasury at March 31, 2000 and
 December 31, 1999, respectively                                                  108,454           108,454
Surplus                                                                            86,381            87,260
Retained earnings                                                                 264,101           254,992
Accumulated other comprehensive income                                            (33,439)          (32,228)
Treasury stock, at cost                                                           (31,675)          (22,548)
                                                                          -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        393,822           395,930
                                                                          -----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $4,980,745        $5,069,160
                                                                          ===================================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)                                           Three Months Ended
                                                                                             March 31
                                                                           ------------------------------------
                                                                                      2000              1999
                                                                           ------------------------------------
Interest income
Interest and fees on loans                                                      $    69,843       $    67,651
Interest on federal funds sold and other short-term
 investments                                                                            112               128

Interest and dividends on securities:
 Taxable                                                                             20,735            16,231
 Tax-exempt                                                                           2,578             1,494
                                                                           ------------------------------------
    Total interest income                                                            93,268            85,504

Interest expense
Interest on deposits                                                                 29,046            31,786
Interest on short-term borrowings                                                     3,887             2,854
Interest on Federal Home Loan Bank advances                                          13,609             4,893
                                                                           ------------------------------------
    Total interest expense                                                           46,542            39,533
                                                                           ------------------------------------
    Net interest income                                                              46,726            45,971
Provision for loan losses                                                             2,547               764
                                                                           ------------------------------------
  Net interest income after provision for loan losses                                44,179            45,207

Other income
Income from mortgage banking operations                                               3,383             4,418
Service charges, commissions, and fees                                                5,093             4,439
Trust department income                                                               1,692             1,358
Security gains                                                                          318
Other income                                                                            315               424
                                                                           ------------------------------------
    Total other income                                                               10,801            10,639

Other expense
Salaries and employee benefits                                                       13,739            15,006
Net occupancy expense                                                                 3,161             2,974
Other expense                                                                        11,243            10,841
                                                                           ------------------------------------
    Total other expense                                                              28,143            28,821
                                                                           ------------------------------------
    Income before income taxes                                                       26,837            27,025

Income taxes                                                                          8,849             9,864
                                                                           ------------------------------------
    Net income                                                                  $    17,988       $    17,161
                                                                           ====================================
Earnings per common share:
 Basic                                                                                $0.43             $0.40
                                                                           ====================================
 Diluted                                                                              $0.42             $0.39
                                                                           ====================================

Dividends per common share                                                            $0.21             $0.20
                                                                           ====================================

Average outstanding shares:
 Basic                                                                           42,272,860        43,277,765
 Diluted                                                                         42,657,425        43,961,407

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                                      Three Months Ended March 31, 2000
                                      ----------------------------------------------------------------------------------------------
                                              Common Stock                                Accumulated
                                      -------------------------                              Other                         Total
                                                         Par                 Retained    Comprehensive     Treasury    Shareholders'
                                           Shares       Value     Surplus    Earnings        Income         Stock          Equity
                                      ----------------------------------------------------------------------------------------------
Balance at January 1, 2000               43,381,769    $108,454   $87,260    $254,992       ($32,228)      ($22,548)      $395,930

Comprehensive income:
 Net income                                       -           -         -      17,988              -              -         17,988
 Other comprehensive income, net of
  tax:
  Unrealized loss on securities of
   $1,418, net of reclassification
   adjustment for gains included  in
   net income of $207                             -           -         -           -         (1,211)             -         (1,211)
                                                                                                                        ------------
 Total comprehensive income                                                                                                 16,777
Purchase of treasury stock
    (539,500 shares)                              -           -         -           -              -        (11,139)       (11,139)
Cash dividends ($0.21 per share)                  -           -         -      (8,879)             -              -         (8,879)
Common stock options exercised
 (71,271 shares)                                  -           -      (879)          -              -          2,012          1,133
                                      ----------------------------------------------------------------------------------------------

Balance at March 31, 2000                43,381,769    $108,454   $86,381    $264,101       ($33,439)   $   (31,675)      $393,822
                                         ==========   =========   =======    ========       =========   ============      ========

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                               --------------------------------
                                                                                      2000            1999
                                                                               --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  32,742       $ 285,312

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                             5,931          39,905
Purchases of investment securities                                                       (110)        (48,348)
Proceeds from sales of securities available for sale                                   72,221          93,008
Proceeds from maturities and calls of securities available for sale                    32,077             800
Purchases of securities available for sale                                            (36,023)       (475,922)
Net purchases of bank premises and equipment                                             (595)           (931)
Net change in loans                                                                   (62,787)         (4,828)
                                                                               --------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    10,714        (396,316)

FINANCING ACTIVITIES
Cash dividends paid                                                                    (8,964)         (8,596)
Proceeds from exercise of stock options                                                 1,133             514
Acquisition of treasury stock                                                         (11,139)
Repayment of Federal Home Loan Bank borrowings                                       (590,159)           (538)
Proceeds from Federal Home Loan Bank borrowings                                       551,390         112,341
Changes in:
 Deposits                                                                              13,520         (54,341)
 Federal funds purchased, securities sold under agreements
      to repurchase and other borrowings                                              (48,889)         34,398
                                                                               --------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (93,108)         83,778
                                                                               --------------------------------

Decrease in cash and cash equivalents                                                 (49,652)        (27,226)

Cash and cash equivalents at beginning of year                                        159,808         141,298
                                                                               --------------------------------
Cash and cash equivalents at end of period                                          $ 110,156       $ 114,072
                                                                               ================================

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 1999 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                     March 31, 2000
                                            -----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                              Amortized       Unrealized        Unrealized         Fair
(In thousands)                                   Cost            Gains            Losses          Value
                                            -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                      $  256,588            $    4          $13,064       $243,528
State and political subdivisions                   49,328                59            3,158         46,229
Mortgage-backed securities                        657,811               728           27,406        631,133
Marketable equity securities                        8,161             1,493            1,584          8,070
Other                                              70,905                                409         70,496
                                            -----------------------------------------------------------------
Total                                          $1,042,793            $2,284          $45,621       $999,456
                                            =================================================================

                                                                   December 31, 1999
                                            -----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
(In thousands)                                Amortized       Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses          Value
                                            -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                      $  276,558            $   15          $13,817     $  262,756
State and political subdivisions                   48,914                10            4,070         44,854
Mortgage-backed securities                        693,828               324           24,256        669,896
Marketable equity securities                        8,369             2,711              775         10,305
Other                                             229,277                              9,725        219,552
                                            -----------------------------------------------------------------
Total                                          $1,256,946            $3,060          $52,643     $1,207,363
                                            =================================================================

The cumulative net unrealized holding loss on available for sale securities resulted in a decrease to shareholders' equity of $33,439 and $32,228, net of deferred income taxes at March 31, 2000 and December 31, 1999, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 2000 and December 31, 1999, by contractual maturity are shown on the next page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    March 31, 2000                         December 31, 1999
                                          ----------------------------------      ----------------------------------
                                                               Estimated                               Estimated
                                              Amortized           Fair                Amortized           Fair
                                                 Cost            Value                   Cost            Value
                                          ----------------------------------      ----------------------------------
Due in one year or less                         $   13,346         $ 13,338             $    6,668       $    6,663
Due after one year through five years               93,439           91,324                112,839          110,581
Due after five years through ten years             296,979          283,074                333,612          318,462
Due after ten years                                630,660          603,650                795,458          761,352
Marketable equity securities                         8,369            8,070                  8,369           10,305
                                          ----------------------------------      ----------------------------------
Total                                           $1,042,793         $999,456             $1,256,946       $1,207,363
                                          ==================================      ==================================

The preceding table includes $631,133 and $669,896 of mortgage-backed securities at March 31, 2000 and December 31, 1999, respectively, with an amortized cost of $657,811 and $693,828 at March 31, 2000 and December 31, 1999, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                     March 31, 2000
                                            -----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                              Amortized       Unrealized        Unrealized         Fair
(In thousands)                                   Cost            Gains            Losses          Value
                                            -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                        $ 56,377            $   25           $1,590       $ 54,812
State and political subdivisions                   97,470               706            4,271         93,905
Mortgage-backed securities                         85,639               370            1,098         84,911
Other                                             158,007                                  7        158,000
                                            -----------------------------------------------------------------
Total                                            $397,493            $1,101           $6,966       $391,628
                                            =================================================================

                                                                   December 31, 1999
                                            -----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                              Amortized       Unrealized        Unrealized         Fair
(In thousands)                                   Cost            Gains            Losses          Value
                                            -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                        $ 56,734            $   36           $2,217       $ 54,553
State and political subdivisions                   97,824               769            5,084         93,509
Mortgage-backed securities                         90,850               380              886         90,344
Other                                              19,782                 4                9         19,777
                                            -----------------------------------------------------------------
Total                                            $265,190            $1,189           $8,196       $258,183
                                            =================================================================

The amortized cost and estimated fair value of securities held to maturity at March 31, 2000, and December 31, 1999, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    March 31, 2000                         December 31, 1999
                                           ----------------------------------      ----------------------------------
                                                               Estimated                               Estimated
                                              Amortized           Fair                Amortized           Fair
                                                 Cost            Value                   Cost            Value
                                           ----------------------------------      ----------------------------------
Due in one year or less                           $  8,059         $  8,028               $  4,528         $  4,522
Due after one year through five years               37,346           36,703                 38,623           38,391
Due after five years through ten years             104,123          100,654                 67,833           66,997
Due after ten years                                247,965          246,243                154,206          148,273
                                           ----------------------------------      ----------------------------------
Total                                             $397,493         $391,628               $265,190         $258,183
                                           ==================================      ==================================

The preceding table includes $84,911 and $90,344 of mortgage-backed securities at estimated fair value at March 31, 2000 and December 31, 1999, respectively, with an amortized cost of $85,639 and $90,850 at March 31, 2000 and December 31, 1999, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

At the end of the quarter, debt securities with an amortized cost of $146,229 and an estimated fair value of $138,122 were transferred into the held to maturity category from the available for sale category. The cumulative unrealized loss of $8,107 at the date of transfer will be retained in the carrying value of the held to maturity securities. The cumulative unrealized loss, net of deferred taxes, of $5,270 will be retained as a separate component of shareholders' equity. Such amounts will be amortized over the estimated remaining life of the securities.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $910,129 and $962,068 at March 31, 2000 and December 31, 1999, respectively.

4.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                                        March 31,          December 31,
                                                                          2000                 1999
                                                                    -----------------    -----------------
Loans past due 90 days or more and still accruing interest                  $ 7,951              $12,327
Nonaccrual loans                                                             13,110                8,415
                                                                    -----------------    -----------------

Total nonperforming loans                                                   $21,061              $20,742
                                                                    =================    =================

5.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                                               Three Months Ended
                                                                                    March 31
                                                                    ---------------------------------------
                                                                           2000                  1999
                                                                    -----------------     -----------------
Balance at beginning of period                                              $39,599               $39,189
Provision charged to expense                                                  2,547                   764
                                                                    -----------------     -----------------
                                                                             42,146                39,953
Loans charged-off                                                            (2,859)               (1,241)
Less recoveries                                                                 203                   327
                                                                    -----------------     -----------------
Net Charge-offs                                                              (2,656)                 (914)
                                                                    -----------------     -----------------
Balance at end of period                                                    $39,490               $39,039
                                                                    =================     =================

The average recorded investment in impaired loans during the quarter ended March 31, 2000 and for the year ended December 31, 1999 was approximately $16,755 and $16,681, respectively. For the quarters ended March 31, 2000 and 1999, United recognized interest income on the impaired loans of approximately $211 and $117, respectively, substantially all of which was recognized using the accrual method of income recognition.

At March 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $17,868 (of which $13,110 were on a nonaccrual basis). Included in this amount is $7,396 of impaired loans for which the related allowance for loan losses is $1,547 and $10,472 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $555 and $515 for the quarters ended March 31, 2000 and 1999, respectively.


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

                                                                                               General
                                                          Mortgage         Community          Corporate
                                                           Banking          Banking           And Other*       Consolidated
                                                       ------------------------------------------------------------------------
                                                                                   (In thousands)
March 31, 2000
--------------
Net interest income                                          $  1,470         $   44,910          $    346         $   46,726
Provision for loan losses                                          16              2,531                 -              2,547
Net interest income after provision for loan losses             1,454             42,379               346             44,179
Noninterest income                                              3,430              6,024             1,347             10,801
Noninterest expense                                             3,178             24,859               106             28,143
Income before income taxes                                      1,706             23,544             1,587             26,837
Income tax expense                                                337              7,989               523              8,849
Net income                                                      1,369             15,555             1,064             17,988
Average total assets                                           91,906          4,891,166            (8,320)         4,974,752

March 31, 1999
--------------
Net interest income                                          $    940         $   44,550          $    481         $   45,971
Provision for loan losses                                          14                750                 -                764
Net interest income after provision for loan losses               926             43,800               481             45,207
Noninterest income                                              6,280              5,740            (1,381)            10,639
Noninterest expense                                             4,601             23,724               496             28,821
Income (loss) before income taxes                               2,605             25,816            (1,396)            27,025
Income tax expense                                                951              8,788               125              9,864
Net income (loss)                                               1,654             17,028            (1,521)            17,161
Average total assets                                          210,655          4,398,376           (44,187)         4,564,844

* General corporate and other includes intercompany eliminations

8.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 2000 and March 31, 1999 with the interest rate earned or paid on such amount.

                                                             Three Months Ended                  Three Months Ended
                                                               March 31, 2000                      March 31, 1999
                                                     --------------------------------     -------------------------------
                                                         Average                Avg.         Average                Avg.
(Dollars in thousands)                                   Balance     Interest   Rate         Balance     Interest   Rate
                                                     --------------------------------     -------------------------------
ASSETS
Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                       $    6,996     $   112   6.46%      $    8,869     $   128   5.83%
     Investment Securities:
         Taxable                                        1,229,866      20,735   6.78%         976,046      16,231   6.65%
         Tax-exempt   (1)  (2)                            201,342       3,607   7.20%         119,149       2,299   7.72%
                                                     --------------------------------     -------------------------------
                    Total Securities                    1,431,208      24,342   6.84%       1,095,195      18,530   6.77%
     Loans, net of unearned income   (1)  (2)  (3)      3,288,222      71,689   8.75%       3,236,283      68,111   8.48%
     Allowance for loan losses                            (39,609)                            (39,105)
                                                     -------------                        ------------
   Net loans                                            3,248,613               8.80%       3,197,178               8.58%
                                                     --------------------------------     -------------------------------
Total earning assets                                    4,686,817     $96,143   8.22%       4,301,242     $86,769   8.12%
                                                                     ----------------                    ----------------
Other assets                                              287,935                             263,602
                                                     -------------                        ------------
TOTAL ASSETS                                           $4,974,752                          $4,564,844
                                                     =============                        ============
LIABILITIES
Interest-Bearing Funds:
     Interest-bearing deposits                         $2,770,075     $29,046   4.22%      $2,946,308     $31,786   4.38%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                      322,221       3,887   4.85%         268,726       2,854   4.31%
     FHLB advances                                        960,393      13,609   5.70%         384,030       4,893   5.17%
                                                     --------------------------------     -------------------------------

Total Interest-Bearing Funds                            4,052,689      46,542   4.62%       3,599,064      39,533   4.45%
                                                                     ----------------                    ----------------
     Demand deposits                                      462,542                             463,998
     Accrued expenses and other liabilities                58,664                              71,420
                                                     -------------                        ------------
      TOTAL LIABILITIES                                 4,573,895                           4,134,482
      SHAREHOLDERS' EQUITY                                400,857                             430,362
                                                     -------------                        ------------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                             $4,974,752                          $4,564,844
                                                     =============                        ============

NET INTEREST INCOME                                                   $49,601                             $47,236
                                                                 ============                        ============

INTEREST SPREAD                                                                 3.60%                               3.67%

NET INTEREST MARGIN                                                             4.23%                               4.39%

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

OVERVIEW

Net income for the first quarter of 2000 was $17.99 million or $0.42 per share compared to $17.16 million or $0.39 per share for the first quarter of 1999. This represents a 4.82% increase in net income and an 8.02% increase in earnings per share. United's annualized return on average assets was 1.45% and return on average shareholders' equity was 18.05% for the first quarter of 2000 as compared to 1.52% and 16.17% for the first quarter of 1999.

United had strong core earnings driven by a net interest margin of 4.23% for the first three months of 2000. Tax-equivalent net interest income increased $2.37 million or 5.01% for the first three months of 2000 as compared to the same period for 1999. The provision for loan losses increased $1.78 million over the previous year quarter due to the addition to the loan portfolio of a large block of junior-lien mortgage loans previously held for sale. Noninterest income increased $162 thousand or 1.52% for the first three months of 2000 when compared to the first three months of 1999. Noninterest expenses decreased $678 thousand or 2.35% for the first three months of 2000 compared to the same period in 1999. United's effective tax rate was 32.97% and 36.50% in 2000 and 1999, respectively.

Total assets fell slightly to $4.98 billion at March 31, 2000, an $88.42 million or 1.74% decrease from year end due to a planned de-leveraging of the balance
sheet.   In terms of asset composition since year end 1999, the March 31, 2000 balance sheet reflects a $49.65 million decrease in cash and cash equivalents and a $75.60 million decrease in investment securities. Overall, loans held for sale decreased $15.72 million as loan sales in the secondary market exceeded originations. Portfolio loans, net of unearned income grew $60.15 million or 1.90%. All other categories of assets were moderately flat compared to year end 1999.

Noninterest-bearing deposits increased $34.40 million compared to year end while interest-bearing deposits decreased $20.88 million for the quarter. United's total borrowed funds decreased $87.66 million or 6.49% as short-term borrowings decreased $48.89 million and FHLB borrowings decreased $38.77 million as United repaid borrowings to restructure the balance sheet. Accrued expenses and other liabilities decreased $12.17 million or 20.06% since year end 1999 primarily as a result of decreased accrued interest payable due to a lower volume of interest-bearing funds during the first quarter of 2000.

Shareholders' equity decreased $2.11 million or 0.53% as compared to December 31, 1999 as United continued to balance capital adequacy and returns to shareholders. At March 31, 2000, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the quarters ended March 31, 2000 and 1999, tax-equivalent net interest income was $49.60 million and $47.24 million, respectively. These results represent an increase of $2.37 million or 5.01% during the first quarter of 2000 when compared to the prior-year quarter. United's tax-equivalent net interest margin was 4.23% for the first three months of 2000 and 4.39% for the same period in 1999. The decline in the margin percentage reflected a changing earning asset mix since the first quarter of 1999 primarily related to the securitization of higher yielding high loan-to-value mortgage loans. As a result of the securitization, interest income on the securities was recognized at a projected loss-adjusted yield that was significantly less than the contractual yields of the underlying assets. Should the actual performance of the underlying assets in future periods differ from the current projections, interest income recognized on those assets may be materially different. Additionally, an increase in the cost of borrowed funds on a higher average volume for the first quarter of 2000 also contributed to the decline in the net interest margin in the quarter-to-quarter comparison.

PROVISION FOR LOAN LOSSES

Credit quality remained relatively stable for the first quarter of 2000. Nonperforming loans were $21.06 million at March 31, 2000 and $20.74 million at December 31, 1999. Nonperforming loans represented 0.42% of total assets at the end of the first quarter of 2000, as compared to 0.41% for United at year end 1999. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more decreased $464 thousand during the first quarter of 2000 while nonaccrual loans increased $783 thousand since year end 1999. Total nonperforming assets of $24.83 million, including OREO of $3.76 million at March 31, 2000, represented 0.50% of total assets at the end of the first quarter.

At March 31, 2000, impaired loans were $17.87 million, an increase of $2.23 million or 14.22% from the $15.64 million in impaired loans at December 31, 1999. For further details, see Note 5 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company-wide process at March 31, 2000 produced increased allocations within three of four loan categories. The components of the allowance allocated to real estate increased $1.7 million, as a result of the addition to the loan portfolio of a large block of junior-lien mortgage loans previously held for sale and corresponding changes in historical loss factors. The components of the allowance allocated to commercial loans increased $1.1 million as a result of the increased level of impaired assets. The consumer loan pool allocation remained stable, increasing by $80 thousand as a result of changes in volume and historical loss experience. The real estate construction pool allocation decreased $151 thousand as a result of changes in volume factors for this pool.

At March 31, 2000 and December 31, 1999, the allowance for loan losses was 1.22% and 1.25% of period-end loans, net of unearned income, respectively. At March 31, 2000 and December 31, 1999, the ratio of the allowance for loan losses to nonperforming loans was 187.5% and 190.9%, respectively.

Management believes that the allowance for loan losses of $39.49 million at March 31, 2000, is adequate to provide for potential losses on existing loans based on information currently available.

For the quarters ended March 31, 2000 and 1999, the provision for loan losses was $2.55 million and $764 thousand, respectively. Total net charge-offs were $2.66 million in the first three months of 2000 and $914 thousand during the same time period in 1999, which represents 0.08% and 0.03% of average loans for the respective quarters. The increases in provision and net charge-offs were primarily attributed to the addition to the loan portfolio of approximately $230 million of junior-lien mortgage loans previously held for sale. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $162 thousand or 1.52% for the first quarter of 2000 when compared to the same period in 1999 even though mortgage banking income decreased $1.04 million or 23.43% in the quarter-to-quarter comparison. Mortgage loan origination activity fell 37.74% or $123.31 million for the first three months of 2000 as compared to the same period in 1999 due to the impact of declining demand due to rising interest rates. Fewer originations resulted in a decline of loan sales in the secondary market of 50.33% or $221.82 million during the first quarter of 2000 in comparison to the prior-year quarter. Excluding income from mortgage banking operations, noninterest income increased $1.20 million or 19.24% for the first quarter of 2000 primarily due to a combination of increased revenues from the trust department and the deposit services area. Trust fees increased $334 thousand or 24.59% while deposit charges increased $638 thousand or 16.87% compared to the first quarter of 1999.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $678 thousand or 2.35% for the first quarter ended March 31, 2000 as compared to the same period in 1999.

Total salaries and benefits decreased by 8.44% or $1.27 million for the first quarter of 2000 when compared to the same period of 1999. The decline was due mainly to lower sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels.

Net occupancy expense for the first quarter of 2000 increased by $187 thousand or 6.29% when compared to the first quarter of 1999. The overall change in net occupancy expense for the first quarter of 2000 was due mainly to higher rental and occupancy expense on leased offices.

Other expense, excluding non-core items, remained relatively flat, increasing $156 thousand or 1.47% for the first quarter of 2000 as compared to the same period of 1999.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $446 million or (9.42%) of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from an unrelated third party financial institution with the intention that these loans would be securitized and resold back to the third party lender. However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. During 1999, to better manage risk, United securitized approximately $205 million of these loans and retained a portion of the resultant securities. At March 31, 2000, the retained resultant securities approximated $59 million and are carried in the available for sale investment portfolio. The remainder of these junior-lien mortgages were moved to the loan portfolio and the balance at March 31, 2000, approximated $207 million.

To further aid in interest rate management, United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United's Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of March 31, 2000 and March 31, 1999:

              Change in                   Percentage Change in Net Interest Income
           Interest Rates                -------------------------------------------
           (basis points)                 March 31, 2000             March 31, 1999
           --------------                ----------------           ----------------
                +200                           -3.97%                     0.59%
                -200                            3.71%                    -6.22%

At March 31, 2000, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it was estimated net interest income for United would decrease by 3.97% over one year as compared to an increase of 0.59% at March 31, 1999. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 3.71% over one year at March 31, 2000 as compared to a decrease of 6.22% at March 31, 1999. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of March 31, 2000:

Interest Rate Sensitivity Gap
                                                  Days
                             ----------------------------------------------       Total           1-5          Over 5
                                     0-90           91-180          181-365      One Year        Years         Years        Total
                             -------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
   Federal funds sold and
     Securities  purchased
     under agreements to
     resell and other
     short-term
     investments             $      5,275                                      $      5,275                               $    5,275
   Investment and Marketable
   Equity Securities
    Taxable                        80,421     $     11,784     $     29,638    $    121,843    $  238,213    $  893,194    1,253,250
    Tax-exempt                        295                             2,394           2,689        11,543       129,467      143,699
   Loans, net of unearned
    income                      1,280,657          180,699          333,811       1,795,167       801,806       735,381    3,332,354
                             -------------------------------------------------------------------------------------------------------
Total Interest-Earning
 Assets                      $  1,366,648     $    192,483     $    365,843    $  1,924,974    $1,051,562    $1,758,042   $4,734,578
                             ============     ============     ============    ============    ==========    ==========   ==========

LIABILITIES
Interest-Bearing Funds:
   Savings and NOW accounts  $  1,162,266                                      $  1,162,266                               $1,162,266
   Time deposits of
    $100,000 & over                46,555     $     20,363     $     55,669         122,587    $   52,746    $      597      175,930
   Other time deposits            325,918          248,677          338,492         913,087       504,552         3,506    1,421,145
   Federal funds purchased,
    Repurchase agreements
    and other short-term
    borrowings                    314,858                            24,500         339,358        10,000                    349,358
   FHLB advances                  565,000          122,000           51,000         738,000        48,052       128,526      914,578
                             -------------------------------------------------------------------------------------------------------

Total Interest-Bearing Funds $  2,414,597     $    391,040     $    469,661    $  3,275,298    $  615,350    $  132,629   $4,023,277
                             ============     ============     ============    ============    ==========    ==========   ==========

Interest Sensitivity Gap      ($1,047,949)       ($198,557)       ($103,818)    ($1,350,324)   $  436,212    $1,625,413   $  711,301
                             ============     ============     ============    ============    ==========    ==========   ==========

Cumulative Gap                ($1,047,949)     ($1,246,506)     ($1,350,324)    ($1,350,324)    ($914,112)   $  711,301   $  711,301
                             ============     ============     ============    ============    ==========    ==========   ==========

Cumulative Gap as a
 Percentage of                    (22.13%)         (26.33%)         (28.52%)        (28.52%)      (19.31%)       15.02%       15.02%
  Total Earning Assets

Management Adjustments       $  1,130,177      ($   75,383)      ($ 150,653)   $    904,141     ($904,141)                $        0

Off-Balance Sheet Activities
                             -------------------------------------------------------------------------------------------------------
Cumulative Management
 Adjusted Gap and Off-
 Balance Sheet Activities    $     82,228        ($191,712)      ($ 446,183)     ($ 446,183)    ($914,112)   $  711,301   $  711,301
                             ============     ============     ============    ============    ==========    ==========   ==========
Cumulative Management
 Adjusted Gap and  Off-
 Balance Sheet Activities
 as a Percentage of Total
 Earning Assets                      1.74%           (4.05%)          (9.42%)         (9.42%)      (19.31%)       15.02%      15.02%
                             ============     ============     ============    ============    ==========    ==========   ==========

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings that are secured by bank premises or stock of United's subsidiaries. In the normal course of business, United through ALCO, evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.

For the three months ended March 31, 2000, cash flows from operations provided United with $32.74 million of cash primarily as a result of $17.27 million of excess proceeds from sales of mortgage loans in the secondary market during the first quarter of 2000. During the same period, net cash of $10.71 million was provided by investing activities which was primarily due to $74.10 million of excess net proceeds from calls and maturities of investment securities over purchases of investment securities which slightly offset net growth in portfolio loans of $62.79 million. During the first three months of 2000, net cash of $93.11 million was used in financing activities, primarily due to the net repayment of approximately $87.66 million of borrowings, payment of $8.96 million in cash dividends and $11.14 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $49.65 million for the first three months of 2000.

United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has lines of credit available.

The Asset and Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. In addition, variable rate loans are a priority. These policies help to protect net interest income against fluctuations in interest rates. No changes are anticipated in the policies of United's Asset and Liability Committee.

CAPITAL

Total shareholders' equity decreased $2.11 million to $393.82 million from $395.93 million at December 31, 1999. Included in the shareholders' equity balance at March 31, 2000 is the previously mentioned cumulative unrealized loss, net of deferred taxes, of $5.33 million for the transfer of debt securities from the available for sale portfolio into the held to maturity portfolio. This amount will be amortized over the estimated remaining life of the securities. Since year end, United has experienced only a slight reduction of $1.21 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio due primarily to increased market interest rates. During the quarter, 539,500 shares were repurchased under a plan announced by United in 1999 to repurchase up to 1.75 million shares of its common stock on the open market. Through March 31, 2000, 1,589,300 shares have been repurchased since the repurchase plan's implementation in May of 1999. United's equity to assets ratio was 7.91% at March 31, 2000, as compared to 7.81% at December 31, 1999. Capital and reserves to total assets was 8.70% at March 31, 2000, as compared to 8.53% at December 31, 1999.

Cash dividends of $0.21 per common share for the first quarter of 2000 represent an increase of 5% over the $0.20 paid for first quarter of 1999. Total cash dividends were approximately $8.85 million for the first quarter of 2000, an increase of 2.20% over the comparable period of 1999.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 8.06% at March 31, 2000 and 9.43% at March 31, 1999. United's risk-based capital ratios of 11.30% at March 31, 2000 and 11.41% at December 31, 1999, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 10.25% and 7.81%, respectively, at March 31, 2000, are also well above regulatory minimum requirements.

YEAR 2000 ISSUE

In prior years, United discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, United completed its remediation and testing of the Year 2000 project. As a result of those planning and implementation efforts, United experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. United had minimal expenses during the first quarter of 2000 in connection with its Year 2000 efforts. United is not aware of any material problems resulting from Year 2000 issues and does not anticipate any continued business impact related to this issue. United will continue to monitor its mission critical computer applications and those of its vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.