Form 10-Q
period 2000-06-30
UNITED BANKSHARES INC/WV
filed 2000-08-11
CIK 729986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      __________________________________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2000

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

Class- Common Stock, $2.50 Par Value; 41,839,131 shares outstanding as of July 31, 2000.

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

 Consolidated Balance Sheets (Unaudited)
 June 30, 2000 and December 31, 1999......................................................................6

 Consolidated Statements of Income (Unaudited) for the
 Three and Six Months Ended June 30, 2000 and 1999........................................................7

 Consolidated Statement of Changes in Shareholders' Equity
 (Unaudited) for the Six Months Ended June 30, 2000.......................................................8

 Condensed Consolidated Statements of Cash Flows (Unaudited)
 for the Six Months Ended June 30, 2000 and 1999..........................................................9

 Notes to Consolidated Financial Statements..............................................................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
       Condition and Results of Operations...............................................................20
       -----------------------------------

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................................Not Applicable
-------------------------
Item 2. Changes in Securities................................................................Not Applicable
-----------------------------
Item 3. Defaults Upon Senior Securities......................................................Not Applicable
---------------------------------------

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

(a)  The Annual Meeting of Shareholders was held on Monday, May 15, 2000:

(b) Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

Item 5.  Other Information...........................................................Not Applicable
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits required by Item 601 of Regulation S-K


               Exhibit 27 - Financial Data Schedule..............................................29

    (b)  Reports on Form 8-K

               None filed during the period.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNITED BANKSHARES, INC.
                                          --------------------------------------
                                                   (Registrant)



Date August 11, 2000                      /s/ Richard M. Adams
     -------------------------            --------------------------------------
                                          Richard M. Adams, Chairman of
                                          the Board and Chief Executive
                                          Officer

Date August 11, 2000                      /s/ Steven E. Wilson
     -------------------------            --------------------------------------
                                          Steven E. Wilson, Executive
                                          Vice President, Treasurer,
                                          Secretary and Chief Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The June 30, 2000 and December 31, 1999, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and six months ended June 30, 2000 and 1999, and the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                                         June 30     December 31
                                                                                                   2000         1999
                                                                                               -------------------------
Assets
Cash and due from banks                                                                         $  112,620    $  131,091
Interest-bearing deposits with other banks                                                          11,779         8,317
Federal funds sold                                                                                                20,400
                                                                                               -------------------------
Total cash and cash equivalents                                                                    124,399       159,808

Securities available for sale at estimated fair value (amortized cost-
 $1,004,031 at June 30, 2000 and $1,256,946 at December 31, 1999)                                  962,999     1,207,363
Securities held to maturity (estimated fair value-$377,482 at
    June 30, 2000 and $258,183 at December 31, 1999)                                               390,318       265,190
Loans held for sale                                                                                153,701       117,825
Loans
    Commercial, financial, and agricultural                                                        567,970       535,116
    Real estate:
         Single family residential                                                               1,378,571     1,388,568
         Commercial                                                                                688,627       701,421
         Construction                                                                              149,296       144,634
         Other                                                                                      74,028        44,381
    Installment                                                                                    369,508       363,272
                                                                                               -------------------------
                                                                                                 3,228,000     3,177,392
 Less: Unearned income                                                                              (6,354)       (7,296)
                                                                                               -------------------------
Loans net of unearned income                                                                     3,221,646     3,170,096
 Less: Allowance for loan losses                                                                   (39,324)      (39,599)
                                                                                               -------------------------
Net loans                                                                                        3,182,322     3,130,497
Bank premises and equipment                                                                         46,617        48,696
Accrued interest receivable                                                                         35,033        36,357
Other assets                                                                                        95,662       103,424
                                                                                               -------------------------
                                     TOTAL ASSETS                                               $4,991,051    $5,069,160
                                                                                               =========================

Liabilities
Domestic deposits:
 Noninterest-bearing                                                                            $  531,507    $  480,767
 Interest-bearing                                                                                2,739,418     2,780,218
                                                                                               -------------------------
Total deposits                                                                                   3,270,925     3,260,985

Borrowings:
 Federal funds purchased                                                                            15,355        44,120
 Securities sold under agreements to repurchase                                                    358,630       349,129
 Federal Home Loan Bank borrowings                                                                 884,445       953,347
 Other borrowings                                                                                    3,359         4,998
Accrued expenses and other liabilities                                                              56,202        60,651
                                                                                               -------------------------
                                TOTAL LIABILITIES                                                4,588,916     4,673,230

Shareholders' equity
Common stock, $2.50 par value;  Authorized-100,000,000 shares;
 issued-43,381,769 at June 30, 2000 and December 31, 1999, including
 1,471,046  and 894,661 shares in treasury at June 30, 2000 and
 December 31, 1999, respectively                                                                   108,454       108,454
Surplus                                                                                             86,019        87,260
Retained earnings                                                                                  273,412       254,992
Accumulated other comprehensive loss                                                               (31,817)      (32,228)
Treasury stock, at cost                                                                            (33,933)      (22,548)
                                                                                               -------------------------
                       TOTAL SHAREHOLDERS' EQUITY                                                  402,135       395,930
                                                                                               -------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $4,991,051    $5,069,160
                                                                                               =========================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data                                   Three Months Ended             Six Months Ended
                                                                                    June 30                       June 30
                                                                            ------------------------      ------------------------
                                                                                2000          1999            2000         1999
                                                                            ------------------------      ------------------------
Interest income
Interest and fees on loans                                                  $    71,705  $    59,779      $   141,548  $   127,430
Interest on federal funds sold and other short-term investments                      90           81              202          209
Interest and dividends on securities:
 Taxable                                                                         19,733       25,431           40,468       41,662
 Tax-exempt                                                                       2,535        1,731            5,113        3,225
                                                                            ------------------------      ------------------------
                                         Total interest income                   94,063       87,022          187,331      172,526

Interest expense
Interest on deposits                                                             30,258       30,891           59,304       62,677
Interest on short-term borrowings                                                 5,007        3,600            8,894        6,454
Interest on Federal Home Loan Bank advances                                      13,367        7,924           26,976       12,817
                                                                            ------------------------      ------------------------
                                        Total interest expense                   48,632       42,415           95,174       81,948
                                                                            ------------------------      ------------------------
                                           Net interest income                   45,431       44,607           92,157       90,578
Provision for loan losses                                                         3,851        1,761            6,398        2,525
                                                                            ------------------------      ------------------------
           Net interest income after provision for loan losses                   41,580       42,846           85,759       88,053

Other income
Income from mortgage banking operations                                           4,159        6,095            7,542       10,513
Service charges, commissions, and fees                                            5,634        4,718           10,727        9,157
Trust department income                                                           1,753        1,234            3,445        2,592
Security gains                                                                      505           71              823           71
Other income                                                                        413          335              728          759
                                                                            ------------------------      ------------------------
                                            Total other income                   12,464       12,453           23,265       23,092

Other expense
Salaries and employee benefits                                                   13,610       15,048           27,349       30,054
Net occupancy expense                                                             2,870        3,179            6,031        6,153
Other expense                                                                    10,626       10,843           21,869       21,684
                                                                            ------------------------      ------------------------
                                           Total other expense                   27,106       29,070           55,249       57,891
                                                                            ------------------------      ------------------------
                                    Income before income taxes                   26,938       26,229           53,775       53,254

Income taxes                                                                      8,815        8,433           17,664       18,297
                                                                            ------------------------      ------------------------
                                                    Net income              $    18,123  $    17,796      $    36,111  $    34,957
                                                                            ========================      ========================
Earnings per common share:
 Basic                                                                      $      0.43  $      0.41      $      0.86  $      0.81
                                                                            ========================      ========================
 Diluted                                                                    $      0.43  $      0.40      $      0.85  $      0.79
                                                                            ========================      ========================

Dividends per common share                                                  $      0.21  $      0.20      $      0.42  $      0.40
                                                                            ========================      ========================

Average outstanding shares:
 Basic                                                                       41,931,050   43,322,319       42,110,730   43,298,879
 Diluted                                                                     42,264,141   44,013,035       42,449,089   43,976,863

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                                       Six Months Ended June 30, 2000
                                          ----------------------------------------------------------------------------------------
                                                                                         Accumulated
                                              Common Stock                                  Other                        Total
                                          ---------------------
                                                         Par                 Retained   Comprehensive    Treasury    Shareholders'
                                            Shares      Value     Surplus    Earnings        Loss          Stock         Equity
                                          ----------------------------------------------------------------------------------------
Balance at January 1, 2000                43,381,769   $108,454   $87,260    $254,992        ($32,228)    ($22,548)       $395,930

Comprehensive income (loss):
 Net income                                        -          -         -      36,111               -            -          36,111
 Other comprehensive income
  (loss), net of tax:
  Unrealized loss on securities of
   $247 net of reclassification
   adjustment for gains included
   in net income of $535                           -          -         -           -             288            -             288
  Amortization of  $123 on the
   unrealized loss for securities
   transferred from the available-
   for-sale to the held-to-maturity
   investment portfolio                            -          -         -           -             123            -             123
                                                                                                                     -------------
 Total comprehensive income                                                                                                 36,522
Purchase of treasury stock
 (680,500 shares)                                  -          -         -           -               -      (14,181)        (14,181)
Cash dividends ($0.42 per share)                   -          -         -     (17,691)              -            -         (17,691)
Common stock options exercised
 (104,115 shares)                                  -          -    (1,241)          -               -        2,796           1,555
                                           ---------------------------------------------------------------------------------------

Balance at June 30, 2000                  43,381,769   $108,454   $86,019    $273,412       $ (31,817)   $ (33,933)       $402,135
                                          ========================================================================================

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                                             Six Months Ended
                                                                                  June 30
                                                                           ---------------------
                                                                              2000        1999
                                                                           ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  13,155   $ 150,995

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                   13,305     125,751
Purchases of investment securities                                              (110)    (53,964)
Proceeds from sales of securities available for sale                         100,626     248,557
Proceeds from maturities and calls of securities available for sale           57,992      64,138
Purchases of securities available for sale                                   (50,809)   (831,781)
Net purchases of bank premises and equipment                                  (1,050)     (3,108)
Net change in loans                                                          (58,184)   (158,516)
                                                                           ---------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           61,770    (608,923)
                                                                           ---------------------

FINANCING ACTIVITIES
Cash dividends paid                                                          (17,843)    (17,254)
Acquisition of treasury stock                                                (14,181)     (3,397)
Proceeds from exercise of stock options                                        1,555       1,349
Repayment of Federal Home Loan Bank borrowings                              (625,292)     (1,076)
Proceeds from Federal Home Loan Bank borrowings                              556,390     409,841
Changes in:
 Deposits                                                                      9,940    (101,601)
 Federal funds purchased, securities sold under agreements
      to repurchase and other borrowings                                     (20,903)    151,115
                                                                           ---------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (110,334)    438,977
                                                                           ---------------------

Decrease in cash and cash equivalents                                        (35,409)    (18,951)

Cash and cash equivalents at beginning of year                               159,808     141,298
                                                                           ---------------------

Cash and cash equivalents at end of period                                 $ 124,399   $ 122,347
                                                                           =====================

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

In June 1998, the FASB issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB Statement No. 137 and No. 138. The provisions of SFAS No. 133 require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. SFAS No. 133 also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to recognized in earnings.
The provisions of this statement become effective for United beginning January 1, 2001. SFAS No. 133, when implemented, is not expected to materially impact the reported financial position or results of operations of United.

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

3.  INVESTMENT SECURITIES

  The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                  June 30, 2000
                                               --------------------------------------------------
                                                                Gross       Gross      Estimated
  (In thousands)                                 Amortized   Unrealized   Unrealized     Fair
                                                    Cost        Gains       Losses       Value
                                               --------------------------------------------------
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                     $  246,245       $   11     $12,463     $233,793
  State and political subdivisions                   49,033           61       3,178       45,916
  Mortgage-backed securities                        629,973        1,150      25,319      605,804
  Marketable equity securities                        7,872          728       1,097        7,503
  Other                                              70,908            -         925       69,983
                                               --------------------------------------------------
  Total                                          $1,004,031       $1,950     $42,982     $962,999
                                               ==================================================

                                                                December 31, 1999
                                               --------------------------------------------------
  (In thousands)                                                Gross       Gross      Estimated
                                                 Amortized   Unrealized   Unrealized     Fair
                                                    Cost        Gains       Losses       Value
                                               --------------------------------------------------
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                     $  276,558       $   15     $13,817   $  262,756
  State and political subdivisions                   48,914           10       4,070       44,854
  Mortgage-backed securities                        693,828          324      24,256      669,896
  Marketable equity securities                        8,369        2,711         775       10,305
  Other                                             229,277            -       9,725      219,552
                                               --------------------------------------------------
  Total                                          $1,256,946       $3,060     $52,643   $1,207,363
                                               ==================================================

The cumulative net unrealized holding loss on available for sale securities resulted in a decrease to shareholders' equity of $26,671 and $32,228, net of deferred income taxes at June 30, 2000 and December 31, 1999, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 2000 and December 31, 1999, by contractual maturity are shown on the next page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  June 30, 2000               December 31, 1999
                                          ----------------------------    ------------------------
                                                           Estimated                    Estimated
                                             Amortized        Fair          Amortized      Fair
                                                Cost         Value             Cost       Value
                                          ----------------------------    ------------------------
  Due in one year or less                     $   27,553      $ 27,459      $    6,668  $    6,663
  Due after one year through five years           75,000        73,239         112,839     110,581
  Due after five years through ten years         274,277       260,996         333,612     318,462
  Due after ten years                            619,329       593,802         795,458     761,352
  Marketable equity securities                     7,872         7,503           8,369      10,305
                                          ----------------------------    ------------------------
  Total                                       $1,004,031      $962,999      $1,256,946  $1,207,363
                                          ============================    ========================

The preceding table includes $605,804 and $669,896 of mortgage-backed securities at June 30, 2000 and December 31, 1999, respectively, with an amortized cost of $629,973 and $693,828 at June 30, 2000 and December 31, 1999, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                      June 30, 2000
                                                    -----------------------------------------------
                                                                    Gross       Gross     Estimated
  (In thousands)                                      Amortized  Unrealized   Unrealized    Fair
                                                        Cost        Gains       Losses      Value
                                                    -----------------------------------------------
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                           $ 56,248       $   52     $ 1,564   $ 54,736
  State and political subdivisions                       95,956          696       3,990     92,662
  Mortgage-backed securities                             79,924          306       1,026     79,204
  Other                                                 158,190                    7,310    150,880
                                                    -----------------------------------------------
  Total                                                $390,318       $1,054     $13,890   $377,482
                                                    ===============================================

                                                                    December 31, 1999
                                                    -----------------------------------------------
  (In thousands)                                                    Gross       Gross     Estimated
                                                      Amortized  Unrealized   Unrealized    Fair
                                                        Cost        Gains       Losses      Value
                                                    -----------------------------------------------
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                           $ 56,734       $   36      $2,217   $ 54,553
  State and political subdivisions                       97,824          769       5,084     93,509
  Mortgage-backed securities                             90,850          380         886     90,344
  Other                                                  19,782            4           9     19,777
                                                    -----------------------------------------------
  Total                                                $265,190       $1,189      $8,196   $258,183
                                                    ===============================================

The amortized cost and estimated fair value of securities held to maturity at June 30, 2000, and December 31, 1999, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 June 30, 2000             December 31, 1999
                                           ------------------------    ------------------------
                                                         Estimated                   Estimated
                                             Amortized      Fair         Amortized      Fair
                                                Cost       Value            Cost       Value
                                           ------------------------    ------------------------
   Due in one year or less                     $  8,856    $  8,961        $  4,528    $  4,522
   Due after one year through five years         44,400      43,814          38,623      38,391
   Due after five years through ten years        96,528      92,918          67,833      66,997
   Due after ten years                          240,534     231,789         154,206     148,273
                                           ------------------------    ------------------------
   Total                                       $390,318    $377,482        $265,190    $258,183
                                           ========================    ========================

The preceding table includes $79,204 and $90,344 of mortgage-backed securities at estimated fair value at June 30, 2000 and December 31, 1999, respectively, with an amortized cost of $79,924 and $90,850 at June 30, 2000 and December 31, 1999, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

At the end of the first quarter of 2000, debt securities with an amortized cost of $146,229 and an estimated fair value of $138,122 were transferred into the held to maturity category from the available for sale category. The cumulative unrealized loss of $8,107 at the date of transfer will be retained in the carrying value of the held to maturity securities. The cumulative unrealized loss, net of deferred taxes, of $5,270 will be retained as a separate component of shareholders' equity. Such amounts will be amortized over the estimated remaining life of the securities. At June 30, 2000, the cumulative unrealized loss balances, gross and net of deferred taxes, were $7,917 and $5,146, respectively.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,136,797 and $962,068 at June 30, 2000 and December 31, 1999, respectively.

4.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                          June 30,    December 31,
                                                           2000           1999
                                                         ----------   ------------
   Loans past due 90 days or more and still
    accruing interest                                       $ 5,955        $ 8,415
   Nonaccrual loans                                          11,156         12,327
                                                         ----------   ------------
   Total nonperforming loans                                $17,111        $20,742
                                                         ==========   ============

5.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                        Three Months Ended                Six Months Ended
                                              June 30                          June 30
                                    --------------------------       --------------------------
                                       2000           1999              2000           1999
                                    ----------    ------------       ----------    ------------
   Balance at beginning of period      $39,490         $39,039          $39,599         $39,189
   Provision charged to expense          3,851           1,761            6,398           2,525
                                    ----------    ------------       ----------    ------------
                                        43,341          40,800           45,997          41,714
   Loans charged-off                    (4,389)           (669)          (7,248)         (1,911)
   Less recoveries                         372             340              575             668
                                    ----------    ------------       ----------    ------------
   Net Charge-offs                      (4,017)           (329)          (6,673)         (1,243)
                                    ----------    ------------       ----------    ------------
   Balance at end of period            $39,324         $40,471          $39,324         $40,471
                                    ==========    ============       ==========    ============

The average recorded investment in impaired loans during the quarter ended June 30, 2000 and for the year ended December 31, 1999 was approximately $17,610 and $16,681, respectively. For the quarters ended June 30, 2000 and 1999, United recognized interest income on the impaired loans of approximately $214 and $139, respectively, substantially all of which was recognized using the accrual method of income recognition.

At June 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $17,353 (of which $11,156 was on a nonaccrual basis). Included in this amount is $7,329 of impaired loans for which the related allowance for loan losses is $1,550 and $10,024 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $528 and $599 for the quarters ended June 30, 2000 and 1999, respectively, $1,083 and $1,114 for the six months ended June 30, 2000 and 1999, respectively.

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

                                                                                                 General
                                                                  Mortgage      Community       Corporate
                                                                   Banking       Banking        and Other*     Consolidated
                                                                 ----------------------------------------------------------
                                                                                       (In thousands)
Three months ended June 30, 2000
--------------------------------
Net interest income                                                 $    808     $   44,370        $     253     $   45,431
Provision for loan losses                                                 11          3,840                -          3,851
Net interest income after provision for loan losses                      797         40,530              253         41,580
Noninterest income                                                     4,022          7,942              500         12,464
Noninterest expense                                                    3,490         23,457              159         27,106
Income (loss) before income taxes                                      1,329         25,015              594         26,938
Income tax expense                                                       434          8,184              197          8,815
Net income (loss)                                                        895         16,831              397         18,123
Average total assets                                                 113,648      4,865,383          (35,860)     4,943,171

Three months ended June 30, 1999
--------------------------------
Net interest income                                                 $    855     $   42,437        $   1,315     $   44,607
Provision for loan losses                                                 11          1,750                -          1,761
Net interest income after provision for loan losses                      854         40,687            1,315         42,846
Noninterest income                                                     5,960          8,791           (2,298)        12,453
Noninterest expense                                                    4,760         24,406              (96)        29,070
Income (loss) before income taxes                                      2,044         25,072             (887)        26,229
Income tax expense                                                       646          7,509              278          8,433
Net income (loss)                                                      1,398         17,563           (1,165)        17,796
Average total assets                                                 146,619      4,837,545         (142,675)     4,841,489

                                                                                                 General
                                                                  Mortgage      Community       Corporate
                                                                   Banking       Banking        and Other*     Consolidated
                                                                 ----------------------------------------------------------
                                                                                       (In thousands)
Six months ended June 30, 2000
------------------------------
Net interest income                                                 $  1,516     $   90,042        $     599     $   92,157
Provision for loan losses                                                 27          6,371                -          6,398
Net interest income after provision for loan losses                    1,489         83,671              599         85,759
Noninterest income                                                     7,452         13,966            1,847         23,265
Noninterest expense                                                    6,668         48,317              264         55,249
Income (loss) before income taxes                                      2,273         49,320            2,182         53,775
Income tax expense                                                       771         16,171              722         17,664
Net income (loss)                                                      1,502         33,149            1,460         36,111
Average total assets                                                 102,777      4,875,934          (19,717)     4,958,994

Six months ended June 30, 1999
------------------------------
Net interest income                                                 $  1,795     $   86,987        $   1,796     $   90,578
Provision for loan losses                                                 25          2,500                -          2,525
Net interest income after provision for loan losses                    1,770         84,487            1,796         88,053
Noninterest income                                                    12,240         14,531           (3,679)        23,092
Noninterest expense                                                    9,361         48,130              400         57,891
Income (loss) before income taxes                                      4,649         50,888           (2,283)        53,254
Income tax expense                                                     1,597         16,298              402         18,297
Net income (loss)                                                      3,052         34,590           (2,685)        34,957
Average total assets                                                 178,460      4,718,329         (192,862)     4,703,927

* General corporate and other includes intercompany eliminations

8.  COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, (SFAS No. 130), "Reporting Comprehensive Income" effective for years beginning after December 15, 1997. This statement requires companies to report and display comprehensive income and its components in the financial statements. For United, comprehensive income consists of two components: (1) net income reported on the consolidated statements of income and changes in the fair value of available for sale securities reported as a component of shareholders' equity, net of any realized after-tax gain or loss on sales or calls of investment securities included in consolidated net income and (2) the after-tax amortization of the unrealized loss on debt securities transferred into the held to maturity category from the available for sale category.

The components of total comprehensive income for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30                         June 30
                                                            -------------------------      --------------------------
                                                               2000           1999            2000            1999
                                                            ----------     ----------      ----------      ----------
Net Income                                                     $18,123       $ 17,796         $36,111        $ 34,957
Other Comprehensive Income (Loss), Net of Tax:
     Unrealized gain (loss) on available for sale
      securities arising during the period                       1,171        (36,344)           (247)        (39,566)
     Less:  Reclassification adjustment for gains
            included in net income                                 328             46             535              46
  Amortization on the unrealized loss for securities
   transferred from the available-for-sale to the held
   to maturity investment portfolio                                123                            123
                                                            ----------     ----------      ----------      ----------
Total Comprehensive Income (Loss)                              $19,745       $(18,502)        $36,522        $ (4,563)
                                                            ==========     ==========      ==========      ==========

9.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 2000 and June 30, 1999 with the interest rate earned or paid on such amount.

                                                                 Three Months Ended                        Three Months Ended
                                                                    June 30, 2000                             June 30, 1999
                                                          ---------------------------------       ---------------------------------
                                                          Average                      Avg.       Average                      Avg.
(Dollars in thousands)                                    Balance        Interest      Rate       Balance        Interest      Rate
                                                          ---------------------------------       ---------------------------------
ASSETS
Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                          $    8,019     $    90        4.50%     $    5,117     $    81      6.34%
     Investment Securities:
         Taxable                                           1,168,489      19,733        6.79%      1,532,424      25,431      6.64%
         Tax-exempt (1)                                      198,799       3,508        7.10%        138,773       2,663      7.68%
                                                          ----------------------------------      --------------------------------
               Total Securities                            1,367,288      23,241        6.84%      1,671,197      28,094      6.72%
     Loans, net of unearned income (1) (2)                 3,333,430      73,246        8.85%      2,926,437      60,216      8.25%
 Allowance for loan losses                                   (39,326)                                (39,147)
                                                          ----------                              ----------
 Net loans                                                 3,294,104                    8.95%      2,887,290                  8.36%
                                                          ----------------------------------      --------------------------------
Total earning assets                                       4,669,411     $96,577        8.32%      4,563,604     $88,391      7.76%
                                                                         -------------------                     -----------------
Other assets                                                 273,760                                 277,885
                                                          ----------                              ----------
                    TOTAL ASSETS                          $4,943,171                              $4,841,489
                                                          ==========                              ==========

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                            $2,757,133     $30,258        4.41%     $2,910,361     $30,891      4.26%
     Federal funds purchased, repurchase
          agreements and other short-term borrowings         377,458       5,007        5.34%        330,983       3,600      4.36%
     FHLB advances                                           879,589      13,367        6.11%        620,613       7,924      5.12%
                                                          ----------------------------------      --------------------------------
Total Interest-Bearing Funds                               4,014,180      48,632        4.87%      3,861,957      42,415      4.41%
                                                                         -------------------                     -----------------
     Demand deposits                                         477,688                                 470,978
     Accrued expenses and other liabilities                   50,528                                  74,237
                                                          ----------                              ----------
               TOTAL LIABILITIES                           4,542,396                               4,407,172
SHAREHOLDERS' EQUITY                                         400,775                                 434,317
                                                          ----------                              ----------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                           $4,943,171                              $4,841,489
                                                          ==========                              ==========

NET INTEREST INCOME                                                      $47,945                                 $45,976
                                                                         =======                                 =======
INTEREST SPREAD                                                                         3.45%                                 3.35%

NET INTEREST MARGIN                                                                     4.13%                                 4.03%

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

The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 2000 and June 30, 1999 with the interest rate earned or paid on such amount.

                                                                  Six Months Ended                          Six Months Ended
                                                                    June 30, 2000                             June 30, 1999
                                                          ---------------------------------       ---------------------------------
                                                          Average                      Avg.       Average                      Avg.
(Dollars in thousands)                                    Balance        Interest      Rate       Balance        Interest      Rate
                                                          ---------------------------------       ---------------------------------
ASSETS
Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                          $    7,507     $    202      5.41%      $    6,983     $    209     6.05%
     Investment Securities:
         Taxable                                           1,199,177       40,468      6.79%       1,255,772       41,662     6.64%
         Tax-exempt (1)                                      200,070        7,115      7.15%         129,015        4,962     7.69%
                                                          ---------------------------------       --------------------------------
                    Total Securities                       1,399,247       47,583      6.84%       1,384,787       46,624     6.73%
     Loans, net of unearned income (1) (2)                 3,310,826      144,936      8.80%       3,080,504      128,327     8.33%
 Allowance for loan losses                                   (39,467)                                (39,126)
                                                          ----------                              ----------
 Net loans                                                 3,271,359                   8.90%       3,041,378                  8.44%
                                                          ---------------------------------       --------------------------------
Total earning assets                                       4,678,113     $192,721      8.27%       4,433,148     $175,160     7.90%
                                                                         ------------------                      -----------------
Other assets                                                 280,881                                 270,779
                                                          ----------                              ----------
                    TOTAL ASSETS                          $4,958,994                              $4,703,927
                                                          ==========                              ==========

LIABILITIES
Interest-Bearing Funds:
     Interest-bearing deposits                            $2,763,604       59,304      4.32%      $2,928,235     $ 62,677     4.32%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                         349,839        8,894      5.11%         300,027        6,454     4.34%
     FHLB advances                                           919,991       26,976      5.90%         502,975       12,817     5.14%
                                                          ---------------------------------       --------------------------------
Total Interest-Bearing Funds                               4,033,434       95,174      4.75%       3,731,237       81,948     4.43%
                                                                         ------------------                      -----------------
     Demand deposits                                         470,115                                 467,507
     Accrued expenses and other liabilities                   54,597                                  72,837
                                                          ----------                              ----------
               TOTAL LIABILITIES                           4,558,146                               4,271,581
SHAREHOLDERS' EQUITY                                         400,848                                 432,346
                                                          ----------                              ----------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                           $4,958,994                              $4,703,927
                                                          ==========                              ==========

NET INTEREST INCOME                                                      $ 97,547                                $ 93,212
                                                                         ========                                ========

INTEREST SPREAD                                                                        3.52%                                  3.47%

NET INTEREST MARGIN                                                                    4.18%                                  4.20%

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

INTRODUCTION

The following is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion, which is presented under specific headings on the following pages.

OVERVIEW

Net income for the first half of 2000 was $36.11 million or $0.85 per share compared to $34.96 million or $0.79 per share for the first half of 1999. This represents a 3.30% increase in net income and a 7.60% increase in earnings per share. Net income for the second quarter of 2000 was $18.12 million or $0.43 per share compared to $17.80 million or $0.40 per share for the second quarter of 1999. United's annualized return on average assets for the first six months of 2000 was 1.46% and return on average shareholders' equity was 18.12% as compared to 1.50% and 16.30% for the first six months of 1999.

The net interest margin was 4.18% for the first six months of 2000 compared to 4.20% for the first six months of 1999. Tax-equivalent net interest income increased $4.34 million or 4.65% for the first six months of 2000 as compared to the same period for 1999. The provision for loan losses increased $3.87 million over the previous year-to-date due to the addition to the loan portfolio of a large block of junior-lien mortgage loans previously held for sale. Noninterest income remained stable for the first six months of 2000 when compared to the first six months of 1999. Noninterest expenses decreased $2.64 million or 4.56% for the first six months of 2000 compared to the same period in 1999. United's effective tax rate was 32.85% and 34.36% in 2000 and 1999, respectively.

Total assets were $4.99 billion at June 30, 2000, a $78.11 million or 1.54% decrease from year end due to the continued restructuring of the balance sheet, but up $10.31 million from the previous quarter end. In terms of asset composition since year end 1999, the June 30, 2000 balance sheet reflects a $35.41 million decrease in cash and cash equivalents and a $119.24 million decrease in investment securities. Overall, loans held for sale increased $32.85 million as loan originations exceeded sales in the secondary market. Portfolio loans, net of unearned income grew $51.55 million. Other assets declined $7.76 million due mainly to the amortization of goodwill, other intangibles and prepaid expenses as well as sales of real estate acquired in satisfaction of debts previously contracted. All other categories of assets were moderately flat compared to year end 1999.

Total deposits have grown $9.94 million since year end. In terms of composition, noninterest-bearing deposits increased $50.74 million while interest-bearing deposits decreased $40.80 million compared to year end 1999. United's total borrowed funds decreased $89.81 million or 6.65% as short-term borrowings decreased $20.90 million and FHLB borrowings decreased $68.90 million. United repaid these borrowings to restructure the balance sheet to better manage interest rate risk. Accrued expenses and other liabilities decreased $4.45 million or 7.34% since year end 1999 primarily as a result of a timing difference in the payment of income taxes.

Shareholders' equity increased $6.21 million or 1.57% as compared to December 31, 1999 as United continued to balance capital adequacy and returns to shareholders. At June 30, 2000, United's regulatory capital ratios, including those of its bank subsidiaries, continued to exceed the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Tax-equivalent net interest income increased $1.97 million or 4.28% in the second quarter of 2000 and $4.34 million or 4.65% for the first six months of 2000, when compared to the same periods of 1999. United's tax-equivalent net interest margin was 4.13% and 4.18% for the second quarter and first half of 2000, respectively, compared to 4.03% and 4.20% for the same time periods in 1999, respectively. The increase in the margin percentage for the quarter-to-quarter comparison reflected a changing earning asset mix from investment securities to higher yielding loans.

PROVISION FOR LOAN LOSSES

Credit quality improved for the first half of 2000 and remains sound. Nonperforming loans were $17.11 million at June 30, 2000 and $20.74 million at December 31, 1999. Nonperforming loans represented 0.34% of total assets at the end of the first six months of 2000, as compared to 0.41% for United at year end 1999. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more and nonaccrual loans decreased $2.46 million and $1.17 million, respectively during the first half of 2000. Total nonperforming assets of $19.87 million, including OREO of $2.75 million, represented 0.40% of total assets at June 30, 2000.

At June 30, 2000, impaired loans were $17.35 million, an increase of $1.71 million or 10.93% from the $15.64 million in impaired loans at December 31, 1999. For further details, see Note 5 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company-wide process at June 30, 2000 produced increased allocations within three of four loan categories from December 31, 1999. The components of the allowance allocated to real estate increased $1.3 million, as a result of the addition to the loan portfolio of a large block of junior-lien mortgage loans previously held for sale and corresponding changes in historical loss factors. The consumer loan pool allocation increased by $518 thousand as a result of changes in volume and historical loss experience. The real estate construction pool allocation increased $152 thousand as a result of changes in volume factors for this pool. The components of the allowance allocated to commercial loans decreased $203 thousand as a result of a decrease in specific allocations on larger commercial loans.

At June 30, 2000 and December 31, 1999, the allowance for loan losses was 1.22% and 1.25% of period-end loans, net of unearned income, respectively. At June 30, 2000 and December 31, 1999, the ratio of the allowance for loan losses to nonperforming loans was 229.8% and 190.9%, respectively.

Management believes that the allowance for loan losses of $39.32 million at June 30, 2000, is adequate to provide for losses on existing loans based on information currently available.

For the quarters ended June 30, 2000 and 1999, the provision for loan losses was $3.85 million and $1.76 million, respectively, while the provision for the first six months was $6.40 million for 2000 as compared to $2.53 million for 1999. Total net charge-offs were $4.0 million in the second quarter of 2000 and $329 thousand during the same time period in 1999, which represents 0.12% and 0.02% of average loans for the respective quarters. Charge-offs exceeded recoveries by $6.67 million for the first six months of 2000 as compared to net charge-offs of $1.24 million for the first six months of 1999. The increases in provision and net charge-offs were primarily attributed to the addition to the loan portfolio of approximately $230 million of junior-lien mortgage loans previously held for sale. Note 5 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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


OTHER INCOME

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income remained stable for the second quarter and first half of 2000 when compared to the second quarter and first half of 1999. Mortgage loan origination activity fell 29.61% or $204.70 million for the first six months of 2000 as compared to the same period in 1999 due to rising interest rates. Fewer originations resulted in a decline of loan sales in the secondary market of 44.14% or $355.91 million during the first half of 2000 in comparison to the same time period in 1999. Excluding income from mortgage banking operations and gains on the sale of investment securities, noninterest income increased $2.39 million or 18.59% for the first six months of 2000 primarily due to a combination of increased revenues from the trust department and the deposit services area. Trust fees increased $853 thousand or 32.91% while deposit charges increased $1.57 million or 17.15% compared to the first half of 1999.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $1.96 million or 6.76% and $2.64 million or 4.56% for the quarter and six months ended June 30, 2000, as compared to the same periods in 1999.

Total salaries and benefits decreased by 9.56% or $1.44 million and 9.00% or $2.71 million for the second quarter and first six months of 2000 when compared to the same periods of 1999. The decline was due mainly to lower sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels.

Net occupancy expense for the second quarter of 2000 decreased by $309 thousand or 9.72% while remaining relatively flat for the first six months of 2000 when compared to the second quarter and first six months of 1999, respectively. Items within the net occupancy category that declined significantly from last year included building maintenance costs and utilities expense.

Other expenses decreased $217 thousand or 2.00% and remained flat for the second quarter and first six months of 2000, as compared to the same periods of 1999.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $125 million or (2.63%) of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from an unrelated third party financial institution with the intention that these loans would be securitized and resold back to the third party lender. However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. During 1999, to better manage risk, United securitized approximately $205 million of these loans and retained a portion of the resultant securities. At June 30, 2000, the retained resultant securities approximated $57 million and are carried in the available for sale investment portfolio. The remainder of these junior-lien mortgages were moved to the loan portfolio and the balance at June 30, 2000, approximated $196 million.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of June 30, 2000 and June 30, 1999:

              Change in
           Interest Rates                            Percentage Change in Net Interest Income
                                                    ------------------------------------------
           (basis points)                             June 30, 2000             June 30, 1999
           --------------                             -------------             -------------
                +200                                      -3.00%                    0.36%
                -200                                       0.79%                   -4.75%

For June 30, 2000, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would decrease by 3.00% over one year as compared to an increase of 0.36% for June 30, 1999. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.79% over one year for June 30, 2000 as compared to a decrease of 4.75% for June 30, 1999. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of June 30, 2000:

Interest Rate Sensitivity Gap
                                                  Days
                                  ---------------------------------------      Total             1-5           Over 5
                                     0-90         91-180        181-365       One Year          Years          Years        Total
                                  -------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Federal funds sold and
   securities purchased
   under agreements to
   resell and other short-term
   investments                    $   11,779                                 $    11,779                                 $   11,779
  Investment and Marketable
   Equity Securities
   Taxable                        $   70,518    $   15,999    $    43,084        129,601      $  212,902    $  868,942    1,211,445
   Tax-exempt                                        2,468            890          3,358          10,481       128,033      141,872
  Loans, net of unearned
   income                          1,142,697       170,252        314,067      1,627,016         925,101       823,230    3,375,347
                                  -------------------------------------------------------------------------------------------------

Total Interest-Earning Assets     $1,224,994    $  188,719    $   358,041    $ 1,771,754      $1,148,484    $1,820,205   $4,740,443
                                  =================================================================================================

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW accounts        $1,140,352                                 $ 1,140,352                                 $1,140,352
  Time deposits of
    $100,000 & over                   48,010    $   15,304    $    42,137        105,451      $   60,686    $      687      166,824
  Other time deposits                316,017       218,306        327,681        862,004         566,303         3,935    1,432,242
  Federal funds purchased,
    repurchase agreements
    and other short-term
    borrowings                       237,573       116,271         13,500        367,344          10,000                    377,344
  FHLB advances                      221,000        40,000                       261,000          57,973       565,472      884,445
                                  -------------------------------------------------------------------------------------------------

Total Interest-Bearing Funds      $1,962,952    $  389,882    $   383,317    $ 2,736,151      $  694,962    $  570,094   $4,001,207
                                  =================================================================================================

Interest Sensitivity Gap           ($737,958)    ($201,163)     ($ 25,276)    ($ 964,397)     $  453,522    $1,250,111   $  739,236
                                  =================================================================================================

Cumulative Gap                     ($737,958)    ($939,121)     ($964,397)    ($ 964,397)      ($510,875)   $  739,236   $  739,236
                                  =================================================================================================

Cumulative Gap as a
 Percentage of
  Total Earning Assets                (15.57%)      (19.81%)       (20.34%)       (20.34%)        (10.78%)       15.59%       15.59%

Management Adjustments            $1,049,822   ($   70,023)    ($ 139,941)   $   839,858       ($839,858)                $        0

Off-Balance Sheet Activities
Cumulative Management
 Adjusted Gap and Off-
 Balance Sheet Activities         $  311,864    $   40,678     ($ 124,539)     ($124,539)      ($510,875)   $  739,236   $  739,236
                                  =================================================================================================

Cumulative Management
 Adjusted Gap and Off-
 Balance Sheet Activities
 as a Percentage of Total
 Earning Assets                         6.58%         0.86%         (2.63%)        (2.63%)        (10.78%)       15.59%       15.59%
                                  =================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

United maintains, in the opinion of management, liquidity which is sufficient to satisfy its depositors' requirements and the credit needs of its customers.
Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is "core deposits". Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds, which are obtained as the result of a competitive bidding process.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings that are secured by bank premises or stock of United's subsidiaries. In the normal course of business, United through ALCO evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.

For the six months ended June 30, 2000, cash flows from operations provided cash of $13.16 million to United. Cash from operations for the first half of 2000 was used to fund a $35.85 million increase in loans held for sale. During the same period, net cash of $61.77 million was provided by investing activities which was primarily due to $121.00 million of excess net proceeds from calls and maturities of investment securities over purchases of investment securities which offset net growth in portfolio loans of $51.55 million. During the first six months of 2000, net cash of $110.33 million was used in financing activities, primarily due to the net repayment of approximately $89.81 million of borrowings, payment of $17.84 million in cash dividends and $14.18 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $35.41 million for the first six months of 2000.

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

CAPITAL

Total shareholders' equity increased $6.21 million to $402.14 million from $395.93 million at December 31, 1999. Included in the shareholders' equity balance at June 30, 2000 is the previously mentioned cumulative unrealized loss, net of deferred taxes, of $5.15 million associated with debt securities transferred from the available for sale portfolio into the held to maturity portfolio. This amount will be amortized over the estimated remaining life of the securities. Since year end, United has experienced little change; net of deferred income taxes, in the fair value of its available for sale investment portfolio despite increased market interest rates. During the first half of 2000, 680,500 treasury shares were repurchased under a plan announced by United in 1999 to repurchase up to 1.75 million shares of its common stock on the open market. In May of 2000, United announced a new plan to repurchase up to an additional 1.675 million shares of its common stock on the open market. United's equity to assets ratio was 8.06% at June 30, 2000, as compared to 7.81% at December 31, 1999. Capital and reserves to total assets was 8.78% at June 30, 2000, as compared to 8.53% at December 31, 1999.

Cash dividends of $0.21 per common share for the second quarter of 2000 and $0.42 for the six month period ended June 30, 2000, both represent increases of 5% over the $0.20 paid for second quarter of 1999 and $0.40 paid for the first six months of 1999. Total cash dividends paid were approximately $8.81 million for the second quarter of 2000 and $17.69 million for the first six months of 2000, an increase of 1.67% and 2.12% over the comparable periods of 1999.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 8.08% at June 30, 2000 and 9.20% at June 30, 1999. United's risk-based capital ratios of 11.48% at June 30, 2000 and 11.41% at December 31, 1999, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 10.43% and 8.01%, respectively, at June 30, 2000, are also well above regulatory minimum requirements.