Form 10-Q
period 2000-09-30
UNITED BANKSHARES INC/WV
filed 2000-11-13
CIK 729986

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000

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

Class -- Common Stock, $2.50 Par Value; 41,773,392 shares outstanding as of October 31, 2000.

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

 Consolidated Balance Sheets (Unaudited)
 September 30, 2000 and December 31, 1999....................................6

 Consolidated Statements of Income (Unaudited) for the
 Three and Nine Months Ended September 30, 2000 and 1999.....................7

 Consolidated Statement of Changes in Shareholders' Equity
 (Unaudited) for the Nine Months Ended September 30, 2000....................8

 Condensed Consolidated Statements of Cash Flows (Unaudited)
 for the Nine Months Ended September 30, 2000 and 1999.......................9

 Notes to Consolidated Financial Statements.................................10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations................................20
         -----------------------------------

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.......................................Not Applicable
-------------------------

Item 2. Changes in Securities...................................Not Applicable
-----------------------------

Item 3. Defaults Upon Senior Securities.........................Not Applicable
---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued


                                                                          Page
                                                                          ----

Item 4. Submission of Matters to a Vote of Security Holders.....Not Applicable
-----------------------------------------------------------

Item 5. Other Information.......................................Not Applicable
-------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits required by Item 601 of Regulation S-K


            Exhibit 27 - Financial Data Schedule............................29


        (b) Reports on Form 8-K

            On October 19, 2000, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the third quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNITED BANKSHARES, INC.
                                          -----------------------
                                                (Registrant)



Date  November 10, 2000                   /s/ Richard M. Adams
      -----------------                   -------------------------------------
                                          Richard M. Adams, Chairman of
                                          the Board and Chief Executive Officer


Date  November 10, 2000                   /s/ Steven E. Wilson
      -----------------                   -------------------------------------
                                          Steven E. Wilson, Executive
                                          Vice President, Treasurer,
                                          Secretary and Chief Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2000 and December 31, 1999, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three and nine months ended September 30, 2000 and 1999, and the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2000, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(Dollars in thousands, except par value)                                       September 30      December 31
                                                                                   2000              1999
                                                                               -----------------------------
Assets
Cash and due from banks                                                        $  104,197        $  131,091
Interest-bearing deposits with other banks                                          2,690             8,317
Federal funds sold                                                                                   20,400
                                                                               ----------------------------
Total cash and cash equivalents                                                   106,887           159,808

Securities available for sale at estimated fair value (amortized cost-$990,948 at September 30, 2000 and $1,256,946 at December 31,
 1999)                                                                            967,554         1,207,363


Securities held to maturity (estimated fair value-$375,458 at
September 30, 2000 and $258,183 at December 31, 1999)                             385,076           265,190
Loans held for sale                                                               158,468           117,825
Loans
    Commercial, financial, and agricultural                                       557,211           535,116
    Real estate:
         Single family residential                                              1,367,371         1,388,568
         Commercial                                                               710,629           701,421
         Construction                                                             148,790           144,634
         Other                                                                     82,368            44,381
    Installment                                                                   342,822           363,272
                                                                               ----------------------------
                                                                                3,209,191         3,177,392
  Less: Unearned income                                                            (5,653)           (7,296)
                                                                               ----------------------------
Loans net of unearned income                                                    3,203,538         3,170,096
  Less: Allowance for loan losses                                                 (39,432)          (39,599)
                                                                               ----------------------------
Net loans                                                                       3,164,106         3,130,497
Bank premises and equipment                                                        45,501            48,696
Accrued interest receivable                                                        36,257            36,357
Other assets                                                                       86,593           103,424
                                                                               ----------------------------
                                                                TOTAL ASSETS   $4,950,442        $5,069,160
                                                                               ============================

Liabilities
Domestic deposits:
  Noninterest-bearing                                                          $  514,080        $  480,767
  Interest-bearing                                                              2,799,057         2,780,218
                                                                               ----------------------------
Total deposits                                                                  3,313,137         3,260,985

Borrowings:
  Federal funds purchased                                                           8,870            44,120
  Securities sold under agreements to repurchase                                  408,447           349,129
  Federal Home Loan Bank borrowings                                               748,310           953,347
  Other borrowings                                                                  4,998             4,998
Accrued expenses and other liabilities                                             45,058            60,651
                                                                               ----------------------------
                                                           TOTAL LIABILITIES    4,528,820         4,673,230

Shareholders' equity
Common stock, $2.50 par value; Authorized-100,000,000 shares;
 issued-43,381,769 at September 30, 2000 and December 31, 1999,
 including 1,556,377 and 894,661 shares in treasury at September 30,
 2000 and December 31, 1999, respectively                                         108,454           108,454
Surplus                                                                            85,579            87,260
Retained earnings                                                                 283,161           254,992
Accumulated other comprehensive loss                                              (20,230)          (32,228)
Treasury stock, at cost                                                           (35,342)          (22,548)
                                                                               ----------------------------
                                                  TOTAL SHAREHOLDERS' EQUITY      421,622           395,930
                                                                               ----------------------------
                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $4,950,442        $5,069,160
                                                                               ============================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES


(Dollars in thousands, except per share data)                       Three Months Ended                 Nine Months Ended
                                                                       September 30                       September 30
                                                                  -----------------------           ------------------------
                                                                      2000         1999                2000          1999
                                                                  -----------------------           ------------------------
Interest income
Interest and fees on loans                                           $72,579      $62,076             $214,127      $189,506
Interest on federal funds sold and other short-term
 investments                                                             562          150                  764           359

Interest and dividends on securities:
 Taxable                                                              19,569       22,247               60,037        63,909
 Tax-exempt                                                            2,588        6,338                7,701         9,563
                                                                  -----------------------           ------------------------
                                         Total interest income        95,298       90,811              282,629       263,337

Interest expense
Interest on deposits                                                  32,237       30,281               91,541        92,958
Interest on short-term borrowings                                      5,786        5,309               14,680        11,763
Interest on Federal Home Loan Bank advances                           13,142       10,232               40,118        23,049
                                                                  -----------------------           ------------------------
                                        Total interest expense        51,165       45,822              146,339       127,770
                                                                  -----------------------           ------------------------
                                           Net interest income        44,133       44,989              136,290       135,567
Provision for loan losses                                              4,439        2,255               10,837         4,780
                                                                  -----------------------           ------------------------
Net interest income after provision for loan losses                   39,694       42,734              125,453       130,787

Other income
Income from mortgage banking operations                                5,014        5,706               12,556        16,219
Service charges, commissions, and fees                                 5,661        5,365               16,388        14,522
Trust department income                                                1,749        1,392                5,194         3,984
Security gains                                                           324          (70)               1,147             1
Other income                                                             576          450                1,304         1,209
                                                                  -----------------------           ------------------------
                                            Total other income        13,324       12,843               36,589        35,935

Other expense
Salaries and employee benefits                                        12,127       14,878               39,476        44,932
Net occupancy expense                                                  2,861        3,104                8,892         9,257
Other expense                                                         10,475       11,395               32,344        33,079
                                                                  -----------------------           ------------------------
                                           Total other expense        25,463       29,377               80,712        87,268
                                                                  -----------------------           ------------------------
                                    Income before income taxes        27,555       26,200               81,330        79,454

Income taxes                                                           8,994        8,500               26,658        26,797
                                                                  -----------------------           ------------------------
                                                    Net income       $18,561      $17,700             $ 54,672      $ 52,657
                                                                  =======================           ========================
Earnings per common share:
 Basic                                                                 $0.44        $0.41                $1.30         $1.22
                                                                  =======================           ========================
 Diluted                                                               $0.44        $0.41                $1.29         $1.20
                                                                  =======================           ========================

Dividends per common share                                             $0.21        $0.21                $0.63         $0.61
                                                                  =======================           ========================

Average outstanding shares:
 Basic                                                            41,842,460   43,124,385           42,020,696    43,239,869
 Diluted                                                          42,147,989   43,708,483           42,337,568    43,817,913

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)



                                                                     Nine Months Ended September 30, 2000
                                      ----------------------------------------------------------------------------------------------
                                            Common Stock                                  Accumulated
                                       ----------------------                                Other                       Total
                                                        Par                Retained      Comprehensive   Treasury    Shareholders'
                                         Shares        Value    Surplus    Earnings           Loss         Stock        Equity
                                       -------------------------------------------------------------------------------------------
Balance at January 1, 2000             43,381,769    $108,454   $87,260    $254,992         ($32,228)    ($22,548)      $395,930

Comprehensive income (loss):
 Net income                                     -           -         -      54,672                -            -         54,672
 Other comprehensive income (loss),
  net of tax:
  Unrealized gains on securities of
   $11,007 net of reclassification
   adjustment for gains included
   in net income of $746                        -           -         -           -           11,753            -         11,753

  Amortization of $245 on the
   unrealized loss for securities
   transferred from the
   available-for-sale to the
   held-to-maturity investment
   portfolio                                    -           -         -           -              245            -            245
                                                                                                                        --------
 Total comprehensive income                                                                                               66,670
Purchase of treasury stock
 (811,500 shares)                               -           -         -           -                -      (16,733)       (16,733)
Cash dividends ($0.63 per share)                -           -         -     (26,503)               -            -        (26,503)
Common stock options exercised
 (149,784 shares)                               -           -    (1,681)          -                -        3,939          2,258
                                       -------------------------------------------------------------------------------------------
Balance at September 30, 2000          43,381,769    $108,454   $85,579    $283,161        $ (20,230)   $ (35,342)      $421,622
                                       ===========================================================================================

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)


                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                    -------------------------
                                                                                       2000            1999
                                                                                    -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  22,915       $ 205,670

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                            19,238         144,558
Purchases of investment securities                                                       (624)        (56,068)
Proceeds from sales of securities available for sale                                  108,676         261,429
Proceeds from maturities and calls of securities available for sale                    72,810         110,262
Purchases of securities available for sale                                            (60,027)       (923,516)
Net purchases of bank premises and equipment                                           (1,731)         (5,155)
Net change in loans                                                                   (44,231)       (235,638)
                                                                                    -------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    94,111        (704,128)
                                                                                    -------------------------

FINANCING ACTIVITIES
Cash dividends paid                                                                   (26,655)        (25,971)
Acquisition of treasury stock                                                         (16,733)        (15,592)
Proceeds from exercise of stock options                                                 2,258           1,944
Repayment of Federal Home Loan Bank borrowings                                       (770,427)         (1,462)
Proceeds from Federal Home Loan Bank borrowings                                       565,390         457,446
Changes in:
 Deposits                                                                              52,152        (116,158)
 Federal funds purchased, securities sold under agreements
      to repurchase and other borrowings                                               24,068         192,590
                                                                                    -------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (169,947)        492,797
                                                                                    -------------------------
Decrease in cash and cash equivalents                                                 (52,921)         (5,661)

Cash and cash equivalents at beginning of year                                        159,808         141,298
                                                                                    -------------------------
Cash and cash equivalents at end of period                                          $ 106,887       $ 135,637
                                                                                    =========================

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

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                   September 30, 2000
                                          -----------------------------------------------------------------
                                                                   Gross            Gross         Estimated
(In thousands)                                  Amortized       Unrealized        Unrealized         Fair
                                                   Cost            Gains            Losses          Value
                                          -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                        $249,989                 -          $ 9,178       $240,811
State and political subdivisions                   49,002            $   80            2,602         46,480
Mortgage-backed securities                        613,253             7,113           17,487        602,879
Marketable equity securities                        7,551               708            1,368          6,891
Other                                              71,153                 -              660         70,493
                                          -----------------------------------------------------------------
Total                                            $990,948            $7,901          $31,295       $967,554
                                          =================================================================
                                                                   December 31, 1999
                                          -----------------------------------------------------------------
(In thousands)                                                     Gross            Gross         Estimated
                                                Amortized       Unrealized        Unrealized         Fair
                                                   Cost            Gains            Losses          Value
                                          -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                      $  276,558            $   15          $13,817     $  262,756
State and political subdivisions                   48,914                10            4,070         44,854
Mortgage-backed securities                        693,828               324           24,256        669,896
Marketable equity securities                        8,369             2,711              775         10,305
Other                                             229,277                 -            9,725        219,552
                                          -----------------------------------------------------------------
Total                                          $1,256,946            $3,060          $52,643     $1,207,363
                                          =================================================================

The cumulative net unrealized holding loss on available for sale securities resulted in a decrease to shareholders' equity of $15,206 and $32,228, net of deferred income taxes at September 30, 2000 and December 31, 1999, respectively.

The amortized cost and estimated fair value of securities available for sale at September 30, 2000 and December 31, 1999, by contractual maturity are shown on the next page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    September 30, 2000                       December 31, 1999
                                            ----------------------------------      ----------------------------------
                                                                 Estimated                               Estimated
                                                Amortized           Fair                Amortized           Fair
                                                   Cost            Value                   Cost            Value
                                            ----------------------------------      ----------------------------------
Due in one year or less                           $ 30,749         $ 30,717             $    6,668       $    6,663
Due after one year through five years               74,421           73,389                112,839          110,581
Due after five years through ten years             271,932          262,681                333,612          318,462
Due after ten years                                606,295          593,876                795,458          761,352
Marketable equity securities                         7,551            6,891                  8,369           10,305
                                            ----------------------------------      ----------------------------------
Total                                             $990,948         $967,554             $1,256,946       $1,207,363
                                            ==================================      ==================================

The preceding table includes $602,879 and $669,896 of mortgage-backed securities at September 30, 2000 and December 31, 1999, respectively, with an amortized cost of $613,253 and $693,828 at September 30, 2000 and December 31, 1999, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:


                                                                   September 30, 2000
                                          -----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
(In thousands)                                Amortized       Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses          Value
                                          -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                        $ 55,843            $   40          $ 1,096       $ 54,787
State and political subdivisions                   95,712               837            3,160         93,389
Mortgage-backed securities                         74,648               346              695         74,299
Other                                             158,873                 -            5,890        152,983
                                          -----------------------------------------------------------------
Total                                            $385,076            $1,223          $10,841       $375,458
                                          =================================================================


                                                                   December 31, 1999
                                          -----------------------------------------------------------------
(In thousands)                                                   Gross            Gross         Estimated
                                              Amortized       Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses          Value
                                          -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
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
                                          =================================================================

The amortized cost and estimated fair value of securities held to maturity at September 30, 2000, and December 31, 1999, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  September 30, 2000                       December 31, 1999
                                         ----------------------------------      ----------------------------------
                                                               Estimated                               Estimated
                                              Amortized           Fair                Amortized           Fair
                                                 Cost            Value                   Cost            Value
                                         ----------------------------------      ----------------------------------

Due in one year or less                       $  7,931         $  8,319               $  4,528         $  4,522
Due after one year through five years           48,540           48,238                 38,623           38,391
Due after five years through ten years          90,955           89,030                 67,833           66,997
Due after ten years                            237,650          229,871                154,206          148,273
                                         --------------------------------      ----------------------------------
Total                                         $385,076         $375,458               $265,190         $258,183
                                         ================================      ==================================


The preceding table includes $74,648 and $90,344 of mortgage-backed securities at estimated fair value at September 30, 2000 and December 31, 1999, respectively, with an amortized cost of $74,299 and $90,850 at September 30, 2000 and December 31, 1999, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

At the end of the first quarter of 2000, debt securities with an amortized cost of $146,229 and an estimated fair value of $138,122 were transferred into the held to maturity category from the available for sale category. The cumulative unrealized loss of $8,107 at the date of transfer will be retained in the carrying value of the held to maturity securities. The cumulative unrealized loss, net of deferred taxes, of $5,270 will be retained as a separate component of shareholders' equity. Such amounts will be amortized over the estimated remaining life of the securities. At September 30, 2000, the cumulative unrealized loss balances, gross and net of deferred taxes, were $7,729 and $5,024, respectively.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,074,832 and $962,068 at September 30, 2000 and December 31, 1999, respectively.

4.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                                           September 30,         December 31,
                                                                               2000                 1999
                                                                       ------------------    -----------------

Loans past due 90 days or more and still accruing interest                   $ 6,666              $ 8,415
Nonaccrual loans                                                              10,062               12,327
                                                                      ------------------    -----------------

Total nonperforming loans                                                    $16,728              $20,742
                                                                      ==================    =================

5.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                       Three Months Ended                             Nine Months Ended
                                                          September 30                                   September 30
                                           ---------------------------------------       ----------------------------------------
                                                    2000                  1999                     2000                  1999
                                           -----------------     -----------------       ------------------     -----------------

Balance at beginning of period                       $39,324               $40,471                 $ 39,599               $39,189
Provision charged to expense                           4,439                 2,255                   10,837                 4,780
                                           -----------------     -----------------       ------------------     -----------------
                                                      43,763                42,726                   50,436                43,969
Loans charged-off                                     (4,543)               (3,032)                 (11,791)               (4,943)
Less recoveries                                          212                    10                      787                   678
                                           -----------------     -----------------       ------------------     -----------------

Net Charge-offs                                       (4,331)               (3,022)                 (11,004)               (4,265)
                                           -----------------     -----------------       ------------------     -----------------

Balance at end of period                             $39,432               $39,704                 $ 39,432               $39,704
                                           =================     =================       ==================     =================


The average recorded investment in impaired loans during the quarter ended September 30, 2000 and for the year ended December 31, 1999 was approximately $15,927 and $16,681, respectively. For the quarters ended September 30, 2000 and 1999, United recognized interest income on the impaired loans of approximately $167 and $33, respectively, substantially all of which was recognized using the accrual method of income recognition.

At September 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $14,294 (of which $10,062 was on a nonaccrual basis). Included in this amount is $6,630 of impaired loans for which the related allowance for loan losses is $1,447 and $7,664 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $671 and $395 for the quarters ended September 30, 2000 and 1999, respectively, and $1,755 and $1,193 for the nine months ended September 30, 2000 and 1999, respectively.

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

                                                                                                  General
                                                             Mortgage         Community          Corporate
                                                              Banking          Banking           and Other*       Consolidated
                                                        ------------------------------------------------------------------------
                                                                                   (In thousands)

Three months ended September 30, 2000
-------------------------------------
Net interest income                                          $    922         $   43,062         $     149         $   44,133
Provision for loan losses                                          11              4,428                 -              4,439
Net interest income after provision for loan losses               911             38,634               149             39,694
Noninterest income                                              5,014              7,986               324             13,324
Noninterest expense                                             3,950             21,778              (265)            25,463
Income (loss) before income taxes                               1,975             24,842               738             27,555
Income tax expense                                                586              8,168               240              8,994
Net income (loss)                                               1,389             16,674               498             18,561
Average total assets                                          206,834          4,825,602           (99,444)         4,932,992

Three months ended September 30, 1999
-------------------------------------
Net interest income                                          $    853         $   43,791         $     345         $   44,989
Provision for loan losses                                           5              2,250                 -              2,255
Net interest income after provision for loan losses               848             41,541               345             42,734
Noninterest income                                              5,706              8,443            (1,306)            12,843
Noninterest expense                                             4,702             24,522               153             29,377
Income (loss) before income taxes                               1,852             25,462            (1,114)            26,200
Income tax expense                                                609              7,843                48              8,500
Net income (loss)                                               1,243             17,619            (1,162)            17,700
Average total assets                                          113,921          4,947,194           (51,021)         5,010,094

                                                                                                  General
                                                             Mortgage         Community          Corporate
                                                              Banking          Banking           and Other*       Consolidated
                                                        ------------------------------------------------------------------------
                                                                                   (In thousands)

Nine months ended September 30, 2000
------------------------------------
Net interest income                                          $  2,438         $  133,104         $     748         $  136,290
Provision for loan losses                                          38             10,799                 -             10,837
Net interest income after provision for loan losses             2,400            122,305               748            125,453
Noninterest income                                             12,556             21,861             2,172             36,589
Noninterest expense                                            10,618             70,095                (1)            80,712
Income (loss) before income taxes                               4,338             74,071             2,921             81,330
Income tax expense                                              1,357             24,339               962             26,658
Net income (loss)                                               2,981             49,732             1,959             54,672
Average total assets                                          137,463          4,859,095           (46,293)         4,950,265

Nine months ended September 30, 1999
------------------------------------
Net interest income                                          $  2,648         $  130,778         $   2,141         $  135,567
Provision for loan losses                                          30              4,750                 -              4,780
Net interest income after provision for loan losses             2,618            126,028             2,141            130,787
Noninterest income                                             16,219             24,701            (4,985)            35,935
Noninterest expense                                            14,063             72,652               553             87,268
Income (loss) before income taxes                               4,774             78,077            (3,397)            79,454
Income tax expense                                              2,206             24,141               450             26,797
Net income (loss)                                               2,568             53,936            (3,847)            52,657
Average total assets                                          156,711          4,802,105          (151,670)         4,807,146

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

The components of total comprehensive income for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                          Three Months Ended                        Nine Months Ended
                                                             September 30                              September 30
                                                   ---------------------------------     --------------------------------------
                                                          2000                1999                 2000                1999
                                                   -----------------    ----------------     ----------------    --------------

Net Income                                              $ 18,561            $ 17,700             $ 54,672            $ 52,657
Other Comprehensive Income (Loss), Net of Tax:
    Unrealized gain (loss) on available-for-
      sale securities arising during the period           11,091               9,385               11,007             (30,182)
    Less:  Reclassification adjustment for
      gains (losses) included in net income                  374                 (46)                 746                   1
    Amortization on the unrealized loss for
     securities transferred from the
     available-for-sale to the held to
     maturity investment portfolio                           122                                      245
                                               -----------------    ----------------     ----------------    ----------------
Total Comprehensive Income                              $ 30,148            $ 27,039             $ 66,670            $ 22,476
                                               =================    ================     ================    ================

9.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 2000 and September 30, 1999 with the interest rate earned or paid on such amount.

                                                             Three Months Ended                  Three Months Ended
                                                             September 30, 2000                  September 30, 1999
                                                    --------------------------------------------------------------------
                                                         Average                Avg.         Average                Avg.
(Dollars in thousands)                                   Balance     Interest   Rate         Balance     Interest   Rate
                                                    --------------------------------------------------------------------
ASSETS

Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                       $   30,354     $   562   7.37%      $    9,362     $   150   6.37%
     Investment Securities:
         Taxable                                        1,151,658      19,569   6.76%       1,371,410      22,247   6.49%
         Tax-exempt   (1)                                 195,268       3,611   7.36%         345,317       7,812   9.05%
                                                    -----------------------------------   ---------------------------------
                    Total Securities                    1,346,926      23,180   6.85%       1,716,727      30,059   7.00%
     Loans, net of unearned income   (1)  (2)           3,318,295      74,417   8.94%       3,025,441      63,542   8.36%
   Allowance for loan losses                              (39,358)                            (40,433)
                                                    ---------------                       -------------
   Net loans                                            3,278,937               9.05%       2,985,008               8.47%
                                                    -----------------------------------   ---------------------------------
Total earning assets                                    4,656,217     $98,159   8.41%       4,711,097     $93,751   7.93%
                                                                    -------------------                  ------------------

Other assets                                              276,775                             298,997
                                                    ---------------                       -------------
TOTAL ASSETS                                           $4,932,992                          $5,010,094
                                                    ===============                       =============

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                         $2,755,411     $32,237   4.65%      $2,878,331     $30,281   4.17%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                      408,705       5,786   5.63%         438,637       5,309   4.80%
     FHLB advances                                        828,107      13,142   6.31%         759,047      10,232   5.35%
                                                    -----------------------------------   ---------------------------------
Total Interest-Bearing Funds                            3,992,223      51,165   5.10%       4,076,015      45,822   4.46%
                                                                    -------------------                  ------------------

     Demand deposits                                      472,398                             465,750
     Accrued expenses and other liabilities                58,295                              66,791
                                                    ---------------                       -------------
TOTAL LIABILITIES                                       4,522,916                           4,608,556
SHAREHOLDERS' EQUITY                                      410,076                             401,538
                                                    ---------------                       -------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                   $4,932,992                          $5,010,094
                                                    ===============                       =============


NET INTEREST INCOME                                                   $46,994                             $47,929
                                                                   ============                        ============

INTEREST SPREAD                                                                 3.31%                               3.47%

NET INTEREST MARGIN                                                             4.04%                               3.99%

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

The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 2000 and September 30, 1999 with the interest rate earned or paid on such amount.

                                                              Nine Months Ended                    Nine Months Ended
                                                             September 30, 2000                   September 30, 1999
                                                    ----------------------------------------------------------------------
                                                         Average                 Avg.         Average                 Avg.
(Dollars in thousands)                                   Balance     Interest    Rate         Balance     Interest    Rate
                                                    ----------------------------------------------------------------------
ASSETS

Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                       $   15,178     $    764   6.73%      $    7,784     $    359   6.16%
     Investment Securities:
         Taxable                                        1,183,222       60,037   6.78%       1,294,742       63,909   6.58%
         Tax-exempt   (1)                                 198,458       10,726   7.22%         201,908       12,774   8.44%
                                                    ------------------------------------   ----------------------------------
                    Total Securities                    1,381,680       70,763   6.84%       1,496,650       76,683   6.83%
     Loans, net of unearned income   (1)  (2)           3,313,335      219,352   8.85%       3,061,948      191,869   8.35%
   Allowance for loan losses                              (39,431)                             (39,567)
                                                    -------------                          ------------
   Net loans                                            3,273,904                8.95%       3,022,381                8.46%
                                                    ------------------------------------   ----------------------------------
Total earning assets                                    4,670,762     $290,879   8.32%       4,526,815     $268,911   7.92%
                                                                     -------------------                  -------------------
Other assets                                              279,503                              280,331
                                                    --------------                         ------------
TOTAL ASSETS                                           $4,950,265                           $4,807,146
                                                    =============                          ============

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                         $2,760,854     $ 91,541   4.43%      $2,911,417     $ 92,958   4.27%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                      369,604       14,680   5.31%         346,738       11,763   4.54%
     FHLB advances                                        889,139       40,118   6.03%         589,270       23,049   5.23%
                                                    ------------------------------------   ----------------------------------
Total Interest-Bearing Funds                            4,019,597      146,339   4.86%       3,847,425      127,770   4.44%
                                                                     -------------------                  -------------------

     Demand deposits                                      470,882                              466,915
     Accrued expenses and other liabilities                55,838                               70,799
                                                    --------------                         ------------
TOTAL LIABILITIES                                       4,546,317                            4,385,139
SHAREHOLDERS' EQUITY                                      403,948                              422,007
                                                    --------------                         ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                   $4,950,265                           $4,807,146
                                                    =============                          ============


NET INTEREST INCOME                                                   $144,540                             $141,141
                                                                   =============                        =============

INTEREST SPREAD                                                                  3.46%                                3.48%

NET INTEREST MARGIN                                                              4.13%                                4.16%

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

OVERVIEW

Net income for the first nine months of 2000 was $54.67 million or $1.29 per share compared to $52.66 million or $1.20 per share for the first nine months of 1999. This represents a 3.83% increase in net income and a 7.50% increase in earnings per share. Net income for the third quarter of 2000 was $18.56 million or $0.44 per share compared to $17.70 million or $0.41 per share for the third quarter of 1999. United's annualized return on average assets for the first nine months of 2000 was 1.48% and return on average shareholders' equity was 18.08% as compared to 1.46% and 16.68% for the first nine months of 1999.

The net interest margin was 4.13% for the first nine months of 2000 compared to 4.16% for the first nine months of 1999. Tax-equivalent net interest income modestly increased $3.40 million or 2.41% for the first nine months of 2000 as compared to the same period for 1999. The provision for loan losses increased $6.06 million over the previous year-to-date due to the addition to the loan portfolio of a large block of junior-lien mortgage loans previously classified as securities held for sale. Noninterest income remained stable for the first nine months of 2000 when compared to the first nine months of 1999. Noninterest expenses decreased $6.56 million or 7.51% for the first nine months of 2000 compared to the same period in 1999. United's effective tax rate was 32.8% and 33.7% in 2000 and 1999, respectively.

Total assets were $4.95 billion at September 30, 2000, a $118.72 million or 2.34% decrease from year end due to the continued restructuring of the balance sheet. In terms of asset composition since year end 1999, the September 30, 2000 balance sheet reflects a $52.92 million decrease in cash and cash equivalents and a $119.92 million decrease in investment securities. Overall, loans held for sale increased $40.64 million as loan originations exceeded sales in the secondary market. Portfolio loans, net of unearned income grew $33.44 million. Other assets declined $16.83 million due mainly to the amortization of goodwill, other intangibles and prepaid expenses, a decline in deferred taxes associated with an increase in value of investment securities held for sale as well as sales of real estate acquired in satisfaction of debts previously contracted. All other categories of assets were moderately flat compared to year end 1999.

Total deposits have grown $52.15 million since year end. In terms of composition, noninterest-bearing deposits increased $33.31 million while interest-bearing deposits increased $18.84 million compared to year end 1999. Overall, United's total borrowed funds decreased $180.97 million or 13.39% as short-term borrowings increased $24.07 million while FHLB borrowings decreased $205.04 million. United repaid the higher costing FHLB borrowings to restructure the balance sheet to better manage interest rate risk. Accrued expenses and other liabilities decreased $15.59 million or 25.71% since year end 1999 primarily as a result of a timing difference in the payment of income taxes.

Shareholders' equity increased $25.69 million or 6.49% as compared to December 31, 1999 as United continued to balance capital adequacy and returns to shareholders. At September 30, 2000, United's regulatory capital ratios, including those of its bank subsidiaries, continued to exceed the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Tax-equivalent interest income increased $4.41 million or 4.71% in the third quarter of 2000 and $21.97 million or 8.17% for the first nine months of 2000 when compared to the same periods of 1999. Tax-equivalent net interest income remained relatively flat for the third quarter of 2000 and first nine months of 2000 when compared to the same periods of 1999 as increased deposit and funding costs resulting from six Federal Funds rate increases since mid 1999 have offset the growth in interest income. United's tax-equivalent net interest margin was 4.04% and 4.13% for the third quarter and first nine months of 2000, respectively, compared to 3.99% and 4.16% for the same time periods in 1999, respectively. The increase in the margin percentage from the 1999 results reflected a changing earning asset mix from investment securities to higher yielding loans.

PROVISION FOR LOAN LOSSES

Credit quality improved for the first nine months of 2000 and remains sound. Nonperforming loans were $16.73 million at September 30, 2000 and $20.74 million at December 31, 1999. Nonperforming loans represented 0.34% of total assets at the end of the first nine months of 2000, as compared to 0.41% for United at year end 1999. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Loans past due 90 days or more and nonaccrual loans decreased $1.75 million and $2.27 million, respectively during the first nine months of 2000. Total nonperforming assets of $18.24 million, including OREO of $1.52 million, represented 0.37% of total assets at September 30, 2000.

At September 30, 2000, impaired loans were $14.29 million, a decrease of $1.35 million or 9.45% from the $15.64 million in impaired loans at December 31, 1999. For further details, see Note 5 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company-wide process at September 30, 2000 produced increased allocations within three of four loan categories from December 31, 1999. The components of the allowance allocated to real estate increased $2.4 million, as a result of the addition to the loan portfolio of a large block of junior-lien mortgage loans previously held for sale and corresponding changes in historical loss factors. The consumer loan pool allocation increased by $1.1 million as a result of changes in volume and historical loss experience. The real estate construction pool allocation increased $191 thousand as a result of changes in volume factors for this pool. The components of the allowance allocated to commercial loans decreased $488 thousand as a result of a decrease in specific allocations on larger commercial loans.

At September 30, 2000 and December 31, 1999, the allowance for loan losses was 1.23% and 1.25% of period-end loans, net of unearned income, respectively. At September 30, 2000 and December 31, 1999, the ratio of the allowance for loan losses to nonperforming loans was 235.7% and 190.9%, respectively.

Management believes that the allowance for loan losses of $39.43 million at September 30, 2000, is adequate to provide for losses on existing loans based on information currently available.

For the quarters ended September 30, 2000 and 1999, the provision for loan losses was $4.44 million and $2.26 million, respectively, while the provision for the first nine months was $10.84 million for 2000 as compared to $4.78 million for 1999. Total net charge-offs were $4.33 million in the third quarter of 2000 and $3.02 million during the same time period in 1999, which represents 0.13% and 0.10% of average loans for the respective quarters. Net charge-offs were $11.00 million for the first nine months of 2000 as compared to net charge-offs of $4.27 million for the first nine months of 1999. The increases in provision and net charge-offs were primarily attributed to the addition to the loan portfolio, as of October 1, 1999, of approximately $230 million of junior-lien mortgage loans previously classified as securities held for sale. Such increased provision and charge-offs were offset by increased interest income recognized on the reclassed loans. Note 5 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased 3.75% for the third quarter of 2000 while remaining relatively flat for the first nine months of 2000 when compared to the third quarter and first nine months of 1999. Mortgage loan origination activity fell 19% or approximately $187 million for the first nine months of 2000 as compared to the same period in 1999 due to rising interest rates and a slowing economy. Fewer originations resulted in a decline of loan sales in the secondary market of 32% or approximately $371 million during the first nine months of 2000 in comparison to the same time period in 1999. Excluding income from mortgage banking operations and gains on the sale of investment securities, noninterest income increased $3.17 million or 16.09% for the first nine months of 2000 primarily due to a combination of increased revenues from the trust department and the deposit services area. Trust fees increased $1.21 million or 30.37% while deposit charges increased $1.87 million or 12.85% compared to the first nine months of 1999.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $3.91 million or 13.32% and $6.56 million or 7.51% for the quarter and nine months ended September 30, 2000, as compared to the same periods in 1999. The efficiency ratio was a low 41.37% and 43.41% for the third quarter and first nine months of 2000, respectively. This ratio compares very favorably to regional and national peer group banking companies.

Total salaries and benefits decreased by 18.49% or $2.75 million and 12.14% or $5.46 million for the third quarter and first nine months of 2000 when compared to the same periods of 1999. The decline was due to lower sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels and a SFAS No. 87 pension benefit as a result of excess earnings within United's plan.

Net occupancy expense for the of 2000 decreased by $243 thousand or 7.83% and $365 thousand or 3.94% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999, respectively. Items within the net occupancy category that declined significantly from last year included building maintenance costs and utilities expense.

Other expenses decreased $920 thousand or 8.07% and $735 thousand or 2.22% for the third quarter and first nine months of 2000, respectively, as compared to the same periods of 1999.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $94 million or (1.99%) of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from an unrelated third party financial institution with the intention that these loans would be securitized and resold back to the third party lender. However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. During 1999, to better manage risk, United securitized approximately $205 million of these loans and retained a portion of the resultant securities. At September 30, 2000, the retained resultant securities approximated $61 million and are carried in the available for sale investment portfolio. The remainder of these junior-lien mortgages were moved to the loan portfolio and the balance at September 30, 2000, approximated $185 million.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of September 30, 2000 and September 30, 1999:

              Change in
           Interest Rates                                Percentage Change in Net Interest Income
           (basis points)                         ------------------------------------------------------
         -----------------                             September 30, 2000           September 30, 1999
                                                  -------------------------   --------------------------
                +200                                       -2.23%                       -3.31%
                -200                                        1.17%                        5.60%


For September 30, 2000, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would decrease by 2.23% over one year as compared to an decrease of 3.31% for September 30, 1999. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.17% over one year for September 30, 2000 as compared to a increase of 5.60% for September 30, 1999. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of September 30, 2000:


Interest Rate Sensitivity Gap
                                                  Days
                             ----------------------------------------------     Total          1-5          Over 5
                                      0-90         91-180         181-365      One Year       Years          Years         Total
                             -----------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
 Federal funds sold and
  securities purchased
  under agreements to
  resell and other
  short-term
  investments                   $    2,690                                    $     2,690                               $    2,690
 Investment and Marketable
  Equity Securities
  Taxable                           75,871     $   14,957     $    38,007         128,835     $  421,092   $  660,512    1,210,439
  Tax-exempt                                        3,385                           3,385         11,055      127,751      142,191
 Loans, net of unearned
  income                         1,165,097        169,711         313,944       1,648,752        909,299      803,955    3,362,006
                              ----------------------------------------------------------------------------------------------------

Total Interest-Earning Assets   $1,243,658     $  188,053     $   351,951     $ 1,783,662     $1,341,446   $1,592,218   $4,717,326
                              ====================================================================================================

LIABILITIES
Interest-Bearing Funds:
 Savings and NOW accounts       $1,106,084                                    $ 1,106,084                               $1,106,084
 Time deposits of
  $100,000 & over                   59,942     $   46,525     $   131,238         237,705     $  123,461   $    1,398      362,564
 Other time deposits               233,440        236,356         343,979         813,775        513,069        3,565    1,330,409
 Federal funds purchased,
  repurchase agreements
  and other short-term
  borrowings                       369,465         13,994          28,856         412,315         10,000                   422,315
 FHLB advances                      97,046                         65,000         162,046        107,892      478,372      748,310
                              ----------------------------------------------------------------------------------------------------
Total Interest-Bearing Funds    $1,865,977     $  296,875     $   569,073     $ 2,731,925     $  754,422   $  483,335   $3,969,682
                              ====================================================================================================

Interest Sensitivity Gap         $(622,319)     $(108,822)    $  (217,122)    $  (948,263)    $  587,024   $1,108,883   $  747,644
                              ====================================================================================================

Cumulative Gap                   $(622,319)     $(731,141)    $  (948,263)    $  (948,263)    $ (361,239)  $  747,644   $  747,644
                              ====================================================================================================

Cumulative Gap as a Percentage
 of Total Earning Assets            (13.19)%       (15.50)%        (20.10)%        (20.10)%        (7.66)%      15.85%       15.85%

Management Adjustments          $1,068,101      $ (71,242)    $  (142,378)    $   854,481     $ (854,481)               $        0

Off-Balance Sheet Activities
Cumulative Management Adjusted
 Gap and Off-Balance Sheet
 Activities                     $  445,782      $ 265,717     $   (93,782)    $   (93,782)    $ (361,239)  $  747,644   $  747,644
                              ====================================================================================================

Cumulative Management Adjusted
 Gap and  Off-Balance Sheet
 Activities as a Percentage of
 Total Earning Assets                 9.45%          5.63%          (1.99)%         (1.99)%        (7.66)%      15.85%       15.85%
                              ====================================================================================================

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

For the nine months ended September 30, 2000, cash flows from operations provided cash of $22.92 million to United. During the same period, net cash of $94.11 million was provided by investing activities which was primarily due to $140.07 million of excess net proceeds from calls and maturities of investment securities over purchases of investment securities, which offset net growth in portfolio loans of $44.23 million. During the first nine months of 2000, net cash of $169.95 million was used in financing activities, primarily due to the net repayment of approximately $205.04 million of FHLB borrowings, payment of $26.66 million in cash dividends and $16.73 million for acquisitions of United shares under the stock repurchase programs. The net effect of this activity was a decrease in cash and cash equivalents of $52.92 million for the first nine months of 2000.

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

CAPITAL

Total shareholders' equity increased $25.69 million to $421.62 million from $395.93 million at December 31, 1999. Included in the shareholders' equity balance at September 30, 2000 is the previously mentioned cumulative unrealized loss, net of deferred taxes, of $5.02 million associated with debt securities transferred from the available for sale portfolio into the held to maturity portfolio. This amount will be amortized over the estimated remaining life of the securities. Since year end, United has experienced an $11.75 million increase, net of deferred income taxes, in the fair value of its available for sale investment portfolio. During the first nine months of 2000, United completed a plan announced in 1999 to repurchase up to 1.75 million shares of its common stock on the open market. In May of 2000, United announced a new plan to repurchase up to an additional 1.675 million shares of its common stock on the open market, of which 111,300 shares have been repurchased since its implementation. United's equity to assets ratio was 8.52% at September 30, 2000, as compared to 7.81% at December 31, 1999. Capital and reserves to total assets was 9.24% at September 30, 2000, as compared to 8.53% at December 31, 1999.

Cash dividends were $0.21 and $0.63 per common share for the third quarter of 2000 and nine month period ended September 30, 2000, respectively. Total cash dividends paid were approximately $8.81 million for the third quarter of 2000 and $26.50 million for the first nine months of 2000.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 8.16% at September 30, 2000 and 8.78% at September 30, 1999. Based on regulatory requirements, United and its banking subsidiaries are categorized as "well capitalized" institutions. United's risk-based capital ratios of 11.85% at September 30, 2000 and 11.41% at December 31, 1999, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 10.79% and 8.20%, respectively, at September 30, 2000, are also well above regulatory minimum requirements.