Form 10-K
period 2000-12-31
UNITED BANKSHARES INC/WV
filed 2001-03-29
CIK 729986

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000
                        Commission File Number: 0-13322

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 28, 2001 was approximately $805,006,000.

     As of February 28, 2001, United Bankshares, Inc. had 41,690,387 shares of common stock outstanding with a par value of $2.50.

                      Documents Incorporated By Reference

1. Annual Report to Shareholders for the fiscal year ended December 31, 2000 portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K.

2. Definitive Proxy Statement dated April 9, 2001 for the 2001 Annual Shareholders' Meeting to be held on May 21, 2001, portions of which are incorporated by reference in Part III of this Form 10-K.

Page 1 of   131     pages.   Index to Exhibits is on page   30    .
          ---------                                      ---------

                            UNITED BANKSHARES, INC.
                                   FORM 10-K
                                  (Continued)

As of the date of filing this Annual report, neither the annual shareholders' report for the year ended December 31, 2000, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX

                                                                     Page
                                                                     ----
Part I
------

Item 1.    BUSINESS................................................      3

Item 2.    PROPERTIES..............................................      3

Item 3.    LEGAL PROCEEDINGS.......................................     10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....     10

Part II
-------

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS.....................................     11

Item 6.    SELECTED FINANCIAL DATA.................................     13

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................     13

Item 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
           MARKET RISK.............................................     13

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............     23

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES.................     23

Part III
--------

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......     24

Item 11.   EXECUTIVE COMPENSATION..................................     25

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..............................................     25

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........     25

Part VI
-------

Item 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
           ON FORM 8-K.............................................     26

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

Offices
-------

     The headquarters of United are located in United Center at 500 Virginia Street, East, Charleston, West Virginia. United's executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates seventy-seven offices--fifty-two offices located throughout West Virginia, twenty-two offices throughout the Northern Virginia, Maryland and Washington, D.C. areas and three in Ohio. United owns all its West Virginia facilities except for two in the Parkersburg area, three in the Wheeling area, three in the Charleston area, two in the Beckley area and one each in Summersville and Clarksburg, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for two offices, one each in Fairfax and Vienna, Virginia which are owned facilities.

Employees
---------

     As of December 31, 2000 United and its subsidiaries had approximately 1,253 full-time equivalent employees and officers. A collective bargaining unit represents none of these employees, and management considers employee relations to be excellent.

Business of United
------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended,

United's present business is community and mortgage banking. As of December 31, 2000, United's consolidated assets approximated $4.9 billion and total shareholders' equity approximated $431 million.

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

Lending Activities
------------------

     United's loan portfolio, net of unearned income, increased $22.4 million to $3.19 billion in 2000 and is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and commercial real estate loans increased $29.8 million or 5.6% and $69.8 million or 7.9%, respectively. Consumer loans, net of unearned income, decreased $41.6 million or 11.7% while residential real estate loans also decreased $35.6 million or 2.6%.

     As of December 31, 2000, approximately $348 million or 11% of United's loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds 90% of the real estate's appraised value, unless the loan has other appropriate credit support. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below 90%.

     The December 31, 2000 position in high loan-to-value loans is significantly less than the December 31, 1999 and 1998 amounts of $401 million and $617 million, respectively, or 12% and 20% of total loans, respectively, of which $456 million was held in the loans held for sale category on United's balance sheet at December 31, 1998.

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

Loan Origination and Processing
-------------------------------

     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2000, the balance of mortgage loans being serviced by United for others was insignificant.

Secondary Markets
-----------------

     United National Bank and George Mason Mortgage, LLC ("GMMC"), a wholly-owned subsidiary of United Bank, are engaged in the operation of a general mortgage and agency business, including the conducting of mortgage loan servicing activities for certain loans, the origination and acquisition of residential real estate loans for resale and generally the activities commonly conducted by a mortgage banking company. These loans are for single, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets.

     GMMC primarily originates permanent residential mortgage loans in the northern Virginia market while UNB's originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market.

     During 2000, United originated $1.2 billion of real estate loans for sale in the secondary market and sold $1.1 billion of loans designated as held for sale in the secondary market. Proceeds received from the sales of these loans during 2000 were $1.1 billion.

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

     During 2000 United recognized net losses of $13.86 million from the available for sale portfolio. A significant portion of the losses was the result of United's restructuring of its available for sale investment portfolio late during the fourth quarter of 2000. United used the proceeds of approximately $542 million from the sales to acquire investment securities that will provide an increased yield above those sold. During 1999 and 1998, United recognized net gains of $677 thousand, $2.37 million, respectively, from the available for sale portfolio. The net gain in 1998 included a $2.49 million gain recognized on an available for sale equity security exchanged in an unaffiliated merger transaction consummated at the end of the first quarter of 1998. Additionally, the 1998 net gain included approximately $300 thousand of net losses from calls of held to maturity securities.

     At December 31, 2000, United had no open commitments to sell mortgage-backed securities. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory.

Competition
-----------

     United faces a high degree of competition in all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Brooke, Hancock, Ohio, Marshall, Gilmer, Harrison, Lewis, Webster, Boone, Logan, Nicholas, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; Montgomery County in Maryland and Arlington, Loudoun, Prince William and Fairfax Counties in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to Jefferson and Berkeley Counties in West Virginia's eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United's West Virginia markets are the five largest West Virginia Metropolitan

Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United's Virginia markets include the Washington, D.C. Metropolitan area. United considers the above counties and MSA's to be the primary market area for the business of its banking subsidiaries.

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

     As of December 31, 2000, there were 48 bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 76 bank holding companies in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area
-----------------------------------------------

     Although the market area of the banking subsidiaries encompasses a portion of the coal fields located in southern West Virginia, an area of the state which has been economically depressed, the coal related loans in the loan portfolio of the banking subsidiaries constitute less than 2% of United's total loans outstanding. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production with the chemical manufacturing industry accounting for 18% of the entire manufacturing workforce and 30% of the manufacturing wages, according to West Virginia state records. This diversified economy has contributed to the positive trends in the number of payroll jobs created and unemployment rates in recent years as the number of payroll jobs increased 4,000 during calendar year 2000 and the state's overall unemployment rate has declined from 10.5% in 1991 to 5.5% in December 2000. West Virginia's unemployment rate for all of 2000 averaged 5.5%, which was the lowest average annual unemployment rate since the current statistical system began in 1976, according to available information from the West Virginia Bureau of Employment Programs.

     United's northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia's unemployment rate as of December 2000 was 1.9%. The 1.9% unemployment rate was the first time the rate fell below 2.0% in 48 years. Additionally, the Virginia Employment Commission reported that record levels were set with increased nonagricultural employment and increased factory wages in December 2000. The Northern Virginia metropolitan area's unemployment rate was at 1.1%, lowest among Virginia's eight metropolitan areas, as of December 2000.

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

UNITED BANKSHARES, INC.
FORM 10-K, PART I


Item 3.   Legal Proceedings

Litigation
----------

     Information relating to litigation on page 30 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 5.   Market for Registrant's Common Stock and Related
          Shareholder Matters

Stock
-----

     As of December 31, 2000, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 43,381,769 were issued, including 1,616,498 shares held as treasury shares. The outstanding shares are held by approximately 12,006 shareholders of record as of December 31, 2000. The unissued portion of United's authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

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

Dividends
---------

     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Dividends were $0.84 per share in 2000, $0.82 per share in 1999 and $0.75 per share in 1998. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

     Payment of Dividends by United is dependent upon payment of dividends to it by its subsidiary banks. The ability of national banks to pay dividends is subject to certain limitations imposed by the national banking laws. Generally, the most restrictive provision requires approval by the Office of the Comptroller of the Currency ("OCC") if dividends declared in any year exceed the current year's net income, as defined, plus the retained net profits of the two preceding years. Payment of dividends by United's state member bank is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board ("FRB") is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of both the OCC and the FRB is required when a national bank or state member bank has deficit retained earnings but has sufficient current year's net income, as defined, plus the retained net profits of the two preceding years. The OCC and FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The OCC has issued guidelines for dividend payments by national banks, emphasizing that proper dividend size depends on the bank's earnings and capital while the FRB has issued similar guidelines pertaining to state member banks. See Note N - Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Market and Stock Prices of United
---------------------------------

     United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the trading symbol UBSI.

     The high and low prices listed below are based upon information available to United's management from NASDAQ listings. No attempt has been made by United's management to ascertain the prices for every sale of its stock during the periods indicated. However, based on the information available, United's management believes that the prices fairly represent the amounts at which United's stock was traded during the periods indicated.

     The following table presents the dividends and high and low prices of United's common stock during the periods set forth below:

                        2001                                          Dividends           High          Low
                        ----                                          ---------           ----          ---
        First Quarter through February 28, 2001                            (1)           $23.13       $20.19

                        2000
                        ----
        Fourth Quarter                                                  $0.21            $22.13       $17.25
        Third Quarter                                                   $0.21            $20.88       $18.38
        Second Quarter                                                  $0.21            $22.38       $16.38
        First Quarter                                                   $0.21            $24.44       $17.00

                        1999
                        ----

        Fourth Quarter                                                  $0.21            $26.25       $22.63
        Third Quarter                                                   $0.21            $27.25       $23.38
        Second Quarter                                                  $0.20            $27.38       $22.88
        First Quarter                                                   $0.20            $27.69       $22.75

(1) On February 26, 2001, United declared a dividend of $0.22 per share, payable April 2, 2001, to shareholders of record as of March 9, 2001.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 6.   Selected Financial Data

     Information relating to selected financial data on page 38 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 39 through 51 inclusive, of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and Qualitative Disclosures About Market Risk on pages 44 through 46 inclusive, of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2000, 1999 and 1998 with the interest and rate earned or paid on such amount.

                                                     Year Ended                  Year Ended                       Year Ended
                                                  December 31, 2000          December 31, 1999                December 31, 1998
                                              --------------------------   --------------------------   ---------------------------
                                               Average             Avg.     Average             Avg.     Average              Avg.
                                               Balance  Interest   Rate     Balance  Interest   Rate     Balance   Interest   Rate
                                              --------------------------   --------------------------   ---------------------------
ASSETS
Earning Assets:
 Federal funds sold, securities repurchased
  under agreements to resell & other
  short-term investments                      $   17,362  $  1,171  6.74%  $    8,390  $    522  6.22%  $   28,270   $  1,472  5.21%


 Investment Securities:
   Taxable                                     1,163,824    79,190  6.80%   1,295,851    85,392  6.59%     876,167     55,550  6.34%
   Tax-exempt (1) (2)                            198,943    14,282  7.18%     202,435    14,402  7.11%      66,019      5,262  7.97%
                                              --------------------------   --------------------------   ---------------------------
     Total Securities                          1,362,767    93,472  6.86%   1,498,286    99,794  6.66%     942,186     60,812  6.45%
 Loans, net of unearned
   Income (1) (2) (3)                          3,320,065   294,297  8.86%   3,110,785   262,622  8.44%   3,053,948    267,186  8.75%
 Allowance for loan losses                       (39,437)                     (39,615)                     (35,598)
                                              ----------                    ---------                    ---------
 Net loans                                     3,280,628            8.98%   3,071,170            8.55%   3,018,350             8.85%
                                              --------------------------   --------------------------   ---------------------------
Total earning assets                           4,660,757  $388,940  8.34%   4,577,846  $362,938  7.93%   3,988,806   $329,470  8.26%
                                                          --------                     --------                      --------
Other assets                                     275,848                      289,675                      250,002
                                              ----------                   ----------                   ----------
          TOTAL ASSETS                        $4,936,605                   $4,867,521                   $4,238,808
                                              ==========                   ==========                   ==========

LIABILITIES
Interest-Bearing Funds:
 Interest-bearing deposits                    $2,775,938  $125,847  4.53%  $2,890,065  $122,651  4.24%  $2,791,996   $128,976  4.62%
 Federal funds purchased,  repurchase
  agreements & other short-term
  borrowings                                     370,679    19,898  5.37%     367,342    17,104  4.66%     228,923     10,732  4.69%
 FHLB advances                                   851,486    52,021  6.11%     653,579    34,647  5.30%     282,741     15,646  5.53%
                                              --------------------------   --------------------------   ---------------------------
Total Interest-Bearing Funds                   3,998,103   197,766  4.95%   3,910,986   174,402  4.46%   3,303,660    155,354  4.70%
                                                          --------                     --------                      --------
 Demand deposits                                 473,205                      468,238                      452,300
 Accrued expenses and other liabilities           55,992                       68,478                       70,572
                                              ----------                   ----------                   ----------
     TOTAL LIABILITIES                         4,527,300                    4,447,702                    3,826,532
SHAREHOLDERS' EQUITY                             409,305                      419,819                      412,276
                                              ----------                   ----------                   ----------
     TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                      $4,936,605                   $4,867,521                   $4,238,808
                                              ==========                   ==========                   ==========

NET INTEREST INCOME                                       $191,174                     $188,536                      $174,116
                                                          ========                     ========                      ========

INTEREST SPREAD                                                     3.40%                        3.47%                         3.56%

NET INTEREST MARGIN                                                 4.11%                        4.12%                         4.37%

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


                                                       2000 Compared to 1999                       1999 Compared to 1998
                                            ------------------------------------------   -----------------------------------------
                                                     Increase (Decrease) Due to                  Increase (Decrease) Due to
                                            ------------------------------------------   -----------------------------------------
                                                                     Rate/                                     Rate/
                                              Volume       Rate      Volume     Total      Volume    Rate      Volume      Total
                                            ----------    ------    --------   -------   ---------  ------   ----------  ---------
Interest income:
  Federal funds sold, securities purchased
    under agreements to resell and other
    short-term investments                    $    558    $    44   $    47    $    649    ($1,035)  $     287     ($202)     ($950)
  Investment securities:
    Taxable                                     (8,701)     2,782      (283)     (6,202)    26,608       2,186     1,048     29,842
    Tax exempt (1), (2)                           (249)       131        (2)       (120)    10,873        (565)   (1,168)     9,140

  Loans (1),(2),(3)                             17,911     12,885       879      31,675      4,676      (9,081)     (159)    (4,564)
                                             ---------    -------   -------    --------  ---------   ---------   -------   --------

          TOTAL INTEREST INCOME                  9,519     15,842       641      26,002     41,122      (7,173)     (481)    33,468
                                             ---------    -------   -------    --------  ---------   ---------   -------   --------

Interest expense:
  Interest-bearing deposits                    ($4,843)   $ 8,370     ($331)   $  3,196   $  4,530    ($10,487)    ($368)   ($6,325)
  Federal funds purchased, repurchase
    Agreements, and other short-term
    Borrowings                                     155      2,615        24       2,794      6,489         (73)      (44)     6,372
  FHLB advances                                 10,491      5,283     1,600      17,374     20,521        (658)     (862)    19,001
                                             ---------    -------   -------    --------  ---------   ---------   -------   --------

          TOTAL INTEREST EXPENSE                 5,803     16,268     1,293      23,364     31,540     (11,218)   (1,274)    19,048
                                             ---------    -------   -------    --------  ---------   ---------   -------   --------

          NET INTEREST INCOME                 $  3,716      ($426)    ($652)    $ 2,638   $  9,582   $   4,045   $   793   $ 14,420
                                             =========    =======   =======    ========  =========   =========   =======   ========


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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS


The following is a summary of loans outstanding at December 31:

                                          2000            1999            1998             1997             1996
                                      -----------     ------------    ------------    --------------    ------------
                                                                                             (In thousands)
Commercial, financial
  and agricultural                    $    564,887    $    535,116    $    508,601      $    487,706    $    328,248
Real estate mortgage                     2,148,751       2,134,370       1,696,233         1,693,819       1,611,801
Real estate construction                   164,505         144,634         141,026           150,429          90,817
Consumer                                   319,351         363,272         313,464           364,951         328,928
Less:  Unearned interest                    (5,000)         (7,296)         (6,933)           (7,066)         (5,223)
                                      ------------    ------------    ------------      ------------    ------------

Total loans                              3,192,494       3,170,096       2,652,391         2,689,839       2,354,571

Allowance for loan losses                  (40,532)        (39,599)        (39,189)          (31,936)        (29,376)
                                      ------------    ------------    ------------      ------------    ------------

        TOTAL LOANS, NET              $  3,151,962    $  3,130,497    $  2,613,202      $  2,657,903    $  2,325,195
                                      ============    ============    ============      ============    ============

Loans held for sale                   $    203,831    $    117,825    $    720,607      $     97,619    $     74,465
                                      ============    ============    ============      ============    ============

The following is a summary of loans outstanding as a percent of total loans at December 31:

                                          2000            1999            1998             1997             1996
                                      ------------    ------------    ------------    --------------    ------------
Commercial, financial
  and agricultural                           17.69%          16.88%          19.18%            18.13%          13.94%
Real estate mortgage                         67.31%          67.33%          63.95%            62.97%          68.45%
Real estate construction                      5.15%           4.56%           5.32%             5.59%           3.86%
Consumer                                      9.85%          11.23%          11.55%            13.31%          13.75%
                                      ------------    ------------    ------------      ------------    ------------

                   TOTAL                    100.00%         100.00%         100.00%           100.00%         100.00%
                                      ============    ============    ============      ============    ============

REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2000:

                                           Less Than              One To            Greater Than
                                            One Year            Five Years           Five Years             Total
                                      ------------------   ------------------   ------------------   ------------------
                                                                        (In  thousands)
Commercial, financial
  and agricultural                              $329,920             $131,522             $103,445             $564,887
Real estate construction                         164,505                                                        164,505
                                      ------------------   ------------------   ------------------   ------------------

Total                                           $494,425             $131,522             $103,445             $729,392
                                      ==================   ==================   ==================   ==================

                                        UNITED BANKSHARES, INC. AND SUBSIDIARIES


At December 31, 2000, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:


                                                                                One to                  Over
                                                                              Five Years             Five Years
                                                                          ------------------     ------------------
                                                                                        (In thousands)
Outstanding with fixed interest rates                                             $ 77,596               $ 63,429
Outstanding with adjustable rates                                                   53,926                 40,016
                                                                          ------------------     ------------------
                                                                                  $131,522               $103,445

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


                                                                                December
                                              -------------------------------------------------------------------------------------
                                                  2000           1999                1998               1997             1996
                                              -----------    --------------    ----------------    --------------    --------------
                                                                                (In thousands)
Nonaccrual loans                                  $ 8,131           $12,327             $ 9,139           $ 5,815          $ 6,373
Troubled debt restructurings                                                                                                    95
Loans which are contractually past due 90
  days or more as to interest or principal,
  and are still accruing interest                   4,717             8,415               9,528            12,877             6,317
                                              -----------    --------------    ----------------    --------------    --------------
           TOTAL                                  $12,848           $20,742             $18,667           $18,692           $12,785
                                              ===========    ==============    ================    ==============    ==============

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of held to maturity securities at December 31,:

                                                                 2000               1999                1998
                                                              ----------         ----------         ----------
                                                                                (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                                     $ 55,724           $ 56,734           $121,474
States and political subdivisions                                 93,006             97,824             82,011
Mortgage-backed securities                                        70,279             90,850            139,002
Other                                                            161,059             19,782             19,664
                                                              ----------         ----------         ----------
       TOTAL HELD TO MATURITY SECURITIES                        $380,068           $265,190           $362,151
                                                              ==========         ==========         ==========

The following is a summary of the amortized cost of available for sale securities at December 31,:

                                                                 2000               1999               1998
                                                              ----------         ----------         ----------
                                                                                (In thousands)
U.S. Treasury securities and obligations of
  U.S. Government agencies and corporations                     $160,702         $  276,558           $198,151
States and political subdivisions                                 52,095             48,914             27,474
Mortgage-backed securities                                       574,292            693,828            279,618
Marketable equity securities                                       8,551              8,369              9,211
Other                                                             69,723            229,277             43,120
                                                              ----------         ----------         ----------
   TOTAL AVAILABLE FOR SALE SECURITIES                          $865,363         $1,256,946           $557,574
                                                              ==========         ==========         ==========

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gains of $2,318 on all mortgage-backed securities at December 31, 2000, as compared to a net unrealized loss of $23,932 at December 31, 1999.

The following table sets forth the maturities of all securities at December 31, 2000, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

                                                             After 1 But        After 5 But
                                         Within 1 Year      Within 5 Years     Within 10 Years     After 10 Years
                                        ---------------    ----------------   -----------------   ----------------
                                        Amount   Yield     Amount   Yield      Amount   Yield      Amount   Yield
                                        -------  ------    ------   -----      ------   -----      ------   -----
                                                                 (Dollars in thousands)
U.S. Treasury and other U.S.
  Government agencies and corporations  $24,876   6.18%    $70,367   6.38%     $85,129   7.07%    $ 34,776   7.33%
States and political subdivisions (1)     3,031   7.97%     11,743   8.26%      37,961   7.58%      92,098   7.51%
Mortgage-backed securities                  465   6.09%     22,653   6.70%      79,840   6.38%     543,931   6.78%
Other                                                       11,337   7.01%      34,681   6.62%     192,446   7.82%

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

                                                             Federal                    Securities Sold
                                                              Funds                     Under Agreements
                                                            Purchased                    To Repurchase
                                                          ------------                -------------------
                                                                         (Dollars in thousands)
At December 31:
   2000                                                      $15,720                        $313,349
   1999                                                       44,120                         349,129
   1998                                                        7,260                         236,535

Weighted average interest rate
  at year end:
   2000                                                          6.6%                            5.2%
   1999                                                          5.0%                            5.0%
   1998                                                          5.6%                            4.6%

Maximum amount outstanding at
  any month's end:
   2000                                                      $45,515                        $417,866
   1999                                                       64,921                         440,281
   1998                                                       35,416                         236,535

Average amount outstanding during
  the year:
   2000                                                      $15,332                        $351,816
   1999                                                       27,774                         335,908
   1998                                                       24,334                         201,475

Weighted average interest rate
  During the year:
   2000                                                          6.3%                            5.3%
   1999                                                          5.4%                            4.6%
   1998                                                          5.6%                            4.7%

At December 31, 2000, repurchase agreements include $235,096 in overnight accounts. The remaining balance principally consists of agreements having maturities ranging from 2-90 days. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES


DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:


                                            2000                               1999                               1998
                               -----------------------------      ------------------------------      ---------------------------

                                  Amount            Rate             Amount              Rate             Amount          Rate
                               ------------     ------------      ------------       -----------      -------------    ----------
                                                                     (Dollars in thousands)
Noninterest bearing
  demand deposits                $  473,205                         $  468,238                           $  452,300
Interest bearing
  demand deposits                   354,771          1.35%             335,231              1.60%           312,317       2.37%
Savings deposits                    784,005          3.65%             865,351              3.36%           817,852       3.49%
Time deposits                     1,637,162          5.65%           1,689,483              5.28%         1,661,827       5.60%
                               ------------     ------------      ------------       -----------      -------------    ----------

     TOTAL                       $3,249,143          4.53%          $3,358,303              4.24%        $3,244,296       4.62%
                               ============                       ============                        =============



Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000 are summarized as follows:


                                                    (In thousands)

          3 months or less                          $     76,246
          Over 3 through 6 months                         80,712
          Over 6 through 12 months                       115,530
          Over 12 months                                 116,969
                                                    ------------

                    TOTAL                           $    389,457
                                                    ============


RETURN ON EQUITY AND ASSETS
The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

                                           2000            1999         1998
                                         --------        --------     --------

     Return on average assets               1.19%          1.44%       1.05%
     Return on average equity              14.41%         16.73%      10.77%
     Dividend payout ratio (1)             59.83%         50.35%      63.77%
     Average equity to average
       assets ratio                         8.29%          8.63%       9.73%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:

                                                        2000            1999            1998            1997           1996
                                                     ----------      ----------      ----------      ----------     ----------

                                                                                  (Dollars in thousands)
Balance of allowance for possible loan
  losses at beginning of year                        $   39,599      $   39,189      $   31,936      $   29,376     $   29,531

Allowance of purchased company at date
  of acquisition                                                                                          2,695

Loans charged off:
  Commercial, financial and agricultural                  2,482           3,896             800           1,352          2,310
  Real estate                                            10,570           3,290           3,070             447            406
  Real estate construction
  Consumer and other                                      2,793           2,050           2,400           2,436          1,199
                                                     ----------      ----------      ----------      ----------     ----------

                                TOTAL CHARGE-OFFS        15,845           9,236           6,270           4,235          3,915

Recoveries:
  Commercial, financial and agricultural                    374             341             729             292            283
  Real estate                                               226             156             217             263            237
  Real estate construction
  Consumer and other                                        433             349             421             265            359
                                                     ----------      ----------      ----------      ----------     ----------

                                 TOTAL RECOVERIES         1,033             846           1,367             820            879
                                                     ----------      ----------      ----------      ----------     ----------

                            NET LOANS CHARGED OFF        14,812           8,390           4,903           3,415          3,036
Addition to allowance (1)                                15,745           8,800          12,156           3,280          2,881
                                                     ----------      ----------      ----------      ----------     ----------

                       BALANCE OF ALLOWANCE FOR
                       LOAN LOSSES AT END OF YEAR    $   40,532      $   39,599      $   39,189      $   31,936     $   29,376
                                                     ==========      ==========      ==========      ==========     ==========

Loans outstanding at the end of period (gross)       $3,197,494      $3,170,096      $2,652,391      $2,689,839     $2,354,571

Average loans outstanding during
  period (net of unearned income)                    $3,320,065      $2,975,116      $2,668,460      $2,472,293     $2,245,292

Net charge-offs as a percentage of
  average loans outstanding                                0.45%           0.28%           0.18%           0.14%          0.14%

Allowance for loan losses as
  a percentage of nonperforming loans                     315.5%          190.9%          209.9%          170.9%         229.8%

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Allocation of allowance for loan losses
                                                                                December 31
                                             ------------------------------------------------------------------------------------
                                                2000                1999            1998                1997                1996
  Commercial, financial and
     Agricultural                             $12,762             $14,432         $13,772             $10,115             $ 8,261

  Real estate                                  12,713               9,861           3,587               3,452               4,239

  Real estate construction                      1,372                 754           1,086                 674                 511

  Consumer and other                            3,533               2,735           3,747               3,221               1,688

  Unallocated                                  10,152              11,817          16,997              14,474              14,677
                                              -------             -------         -------             -------             -------
      Total                                   $40,532             $39,599         $39,189             $31,936             $29,376
                                              =======             =======         =======             =======             =======

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 8.   Financial Statements and Supplementary Data

(a) - FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

     Information relating to financial statements on pages 9 through 37 inclusive of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

(b) - SUPPLEMENTARY FINANCIAL INFORMATION

  (1)  Selected Quarterly Financial Data

     Information relating to selected quarterly financial data on page 37 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

  (2)  Information on the Effects of Changing Prices

     Information relating to effects of changing prices on page 44 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.
FORM 10-K, PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the registrant on pages 4 through 9 inclusive and page 24, of the Proxy Statement for the 2001 Annual Shareholders' Meeting is incorporated herein by reference.

Change of Control Agreements
----------------------------

     In August of 2000, United entered into agreements with Richard M. Adams, Jr., Kendal E. Carson, James J. Consagra, Jr., and John Neuner, III to encourage those executive officers not to seek other employment because of the possibility that United might be acquired by another entity. The Board of Directors determined that such an arrangement was appropriate especially in view of recent and anticipated changes in the banking industry. The agreements were not undertaken in the belief that a change of control was imminent.

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

     Under the agreements, severance benefits include: (a) cash payment equal to the officers monthly base salary in effect on either (i) the date of termination; (ii) the date immediately preceding the change of control, whichever is higher, multiplied by the number of full months between the date of termination and the date that is thirty-six (36) months after the date of consummation of the change of control; (b) payment of cash incentive award, if any, under United's Incentive Plan; (c) continuing participation in employee benefit plans and programs such as retirement, disability and medical insurance for a period of thirty-six (36) months following the date of termination. (See
Exhibit 10.2 beginning on page 124.)

Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation on pages 10 through 14 inclusive, of the Proxy Statement for the 2001 Annual Shareholders' Meeting is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management on pages 7 through 9 inclusive and pages 19 and 24, of the Proxy Statement for the 2001 Annual Shareholders' Meeting is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions on pages 5, 6, 7, 14 and 18 of the Proxy Statement for the 2001 Annual Shareholders' Meeting is incorporated herein by reference.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)  List of Documents Filed as Part of This Report:

          (1)  Financial Statements

     The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 2000 at
Item 8a. Page references are to such Annual report.

Financial Statements:                                                                                   Page References
--------------------                                                                                    ---------------
Report of Independent Auditors........................................................................              9
Consolidated Balance Sheets...........................................................................             10
Consolidated Statements of Income.....................................................................             11
Consolidated Statements of Changes in Shareholders' Equity............................................             12
Consolidated Statements of Cash Flows.................................................................             13
Notes to Consolidated Financial Statements............................................................             14


          (2)  Financial Statement Schedules

     United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits Required by Item 601

          Listing of Exhibits - See the Exhibits' Index on page 30 of this Form 10-K.

     (b)  Reports on Form 8-K

            On December 27, 2000, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report a restructuring of its balance sheet.

            On January 22, 2001, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the fourth quarter and year of 2000.

     (c)  Exhibits -- The exhibits to this Form 10-K begin on page 79.

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

                            UNITED BANKSHARES, INC.
                                  (Registrant)

                            By /s/ Richard M. Adams
                              ----------------------
                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                   Title                     Date


/s/ Richard M. Adams            Chairman of the Board, Director,  March 27, 2001
------------------------------
                                and Chief Executive Officer

/s/ Steven E. Wilson            Chief Financial Officer           March 27, 2001
------------------------------
                                Chief Accounting Officer

/s/ John M. McMahon             Director                          March 27, 2001
------------------------------

/s/ Warren A. Thornhill, III    Director                          March 27, 2001
------------------------------

/s/ H. Smoot Fahlgren           Director                          March 27, 2001
------------------------------

/s/ William C. Pitt, III        Director                          March 27, 2001
------------------------------

/s/ Theodore J. Georgelas       Director                          March 27, 2001
------------------------------

/s/ F.T. Graff, Jr.             Director                          March 27, 2001
------------------------------

/s/ Russell L. Isaacs           Director                          March 27, 2001
------------------------------

/s/ Harry L. Buch               Director                          March 27, 2001
------------------------------

/s/ P. Clinton Winter, Jr.      Director                          March 27, 2001
------------------------------

/s/ Robert G. Astorg            Director                          March 27, 2001
------------------------------

                                   SIGNATURES

                                  (continued)


Signatures                                   Title                     Date


/s/ Thomas J. Blair, III        Director                          March 27, 2001
--------------------------

/s/ James W. Word, Jr.          Director                          March 27, 2001
--------------------------

/s/ I.N. Smith, Jr.             Director                          March 27, 2001
--------------------------

/s/ G. Ogden Nutting            Director                          March 27, 2001
--------------------------

                            UNITED BANKSHARES, INC.

                                   FORM 10-K

                               INDEX TO EXHIBITS

Item 14.

                                                      Sequential
                                      S-K Item 601       Page
Description                         Table Reference   Number (a)
-----------                         ---------------   ---------

Articles of Incorporation and
 Bylaws:                                   (3)

  (a)  Bylaws                                             (g)

  (b)  Articles of Incorporation           (f)

Investments                                (4)            N/A

Voting Trust Agreement                     (9)            N/A

Material Contracts                         (10)

 (a)   Employment Agreement with
         I. N. Smith, Jr.                                 (b)

 (b)   Employment Agreement with
         Richard M. Adams                                 (e)

 (c)   Lease on Branch Office in
         Charleston Town Center,
         Charleston, West Virginia                        (b)

 (d)   Lease on United Center,
         Charleston, West Virginia                        (h)

 (e)   Lease and Agreement between
         Valley Savings and Loan
         Company (Lessor) and Dorothy
         Adams, Richard M. Adams and
         Douglass H. Adams (Lessees)                      (c)

 (f)   Agreement between Dorothy
         D. Adams (Lessors) and Valley
         Savings and Loan Company (Lessees)               (c)

                                                                  Sequential
                                             S-K Item 601            Page
Description                                 Table Reference       Number (a)
-----------                                 ---------------       ----------

(g) Employment Contract with
      Douglass H. Adams                                               (d)

(h) Employment Contract with
      Thomas A. McPherson                                             (d)

(i) Data processing contract
      with FISERV                                (10.1)               79

(j) Supplemental Retirement
      Contract with Richard M.
      Adams                                                           (i)

(k) Supplemental Retirement
      Contract with Douglass H.
      Adams                                                           (i)

(l) Executive Officer Change                                          (j)
      of Control Agreements                      (10.2)               124

(m) Employment Contract with
      Bernard H. Clineburg                                            (k)

Statement Re:     Computation of
                  Ratios                         (12)                 129

Annual Report to Security Holders,
 et al.                                          (13)                 33

Letter Re:  Change in accounting
 principles                                      (18)                 N/A

Previously Unfiled Documents                     (19)                 N/A

Subsidiaries of the Registrant                   (21)                 130

Published Report Regarding Matters
 Submitted to a Vote of Security
 Holders                                         (22)                 N/A

Consent of Ernst & Young LLP                     (23)                 131

                                          Sequential
                          S-K Item 601       Page
Description             Table Reference   Number (a)
-----------             ---------------   ----------

Power of Attorney             (24)            N/A

Additional Exhibits:          (28)            N/A

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

(g) Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322

(h) Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322

(i) Incorporated into this filing by reference to Exhibits to the 1992 10-K for United Bankshares, Inc., File No. 0-13322

(j) Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322

(k) Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 333-44993 filed January 27, 1998

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                                                                    Five Year Summary
                                                          ----------------------------------------------------------------------
                                                             2000           1999           1998           1997           1996
                                                          ----------     ----------     ----------     ----------     ----------
Summary of Operations:
Total interest income                                     $  377,847     $  354,665     $  325,647     $  280,452     $  250,641
Total interest expense                                       197,766        174,402        155,354        131,122        112,256
Net interest income                                          180,081        180,263        170,293        149,330        138,385
Provision for loan losses                                     15,745          8,800         12,156          3,280          2,881
Other income                                                  33,786         51,078         41,752         37,068         29,654
Other expense                                                110,422        117,519        137,964        103,852        104,385
Income taxes                                                  28,724         34,774         17,523         27,005         21,054
Net income                                                    58,976         70,248         44,402         52,261         39,719
Cash dividends(1)                                             35,286         35,367         28,317         20,344         17,847

Per common share:
Net income:
  Basic                                                         1.41           1.63           1.04           1.24           0.94
  Diluted                                                       1.40           1.61           1.02           1.22           0.93
Cash dividends(1)                                               0.84           0.82           0.75           0.68           0.62
Book value per share                                           10.32           9.32           9.74           9.35           8.59

Selected Ratios:
Return on average
  shareholders' equity                                         14.41%         16.73%         10.77%         13.92%         11.17%
Return on average assets                                        1.19%          1.44%          1.05%          1.42%          1.18%
Dividend payout ratio (1)                                      59.83%         50.35%         63.77%         49.69%         58.49%

Selected Balance Sheet Data:
Average assets                                            $4,936,605     $4,867,521     $4,238,808     $3,682,302     $3,352,594
Investment securities                                      1,245,334      1,472,553        927,316      1,006,735        865,020
Loans held for sale                                          203,831        117,825        720,607         97,619         74,465
Total loans                                                3,192,494      3,170,096      2,652,391      2,689,839      2,354,571
Total assets                                               4,904,547      5,069,160      4,567,899      4,094,836      3,541,244
Total deposits                                             3,391,449      3,260,985      3,493,058      3,185,963      2,770,833
Long-term borrowings                                         698,204        343,847        240,867         46,674         44,877
Total borrowings
  and other liabilities                                    1,082,228      1,412,245        653,310        512,817        407,579
Shareholders' equity                                         430,870        395,930        421,531        396,056        362,832

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

The following broad overview of the financial condition and results of operations is not intended to replace the more detailed discussion, which is presented under specific headings on the following pages.

2000 COMPARED TO 1999

EARNINGS SUMMARY

For the year ended December 31, 2000, operating earnings were $72.5 million compared to $70.2 million for the year ended December 31, 1999. On a diluted per share basis, operating earnings were $1.72 in 2000 compared to $1.61 in 1999.

Operating earnings represent earnings before balance sheet restructuring and other charges of approximately $20.09 million ($13.51 million after-tax) incurred during the fourth quarter of 2000. United restructured its balance sheet by selling lower yielding, fixed-rate securities, which had been carried as available for sale. A majority of the proceeds of the sale was reinvested in higher yielding, fixed-rate securities with an average maturity comparable with those securities sold. A portion of the sale proceeds was also used to pay down short-term borrowings and to repurchase shares of United's common stock. Sales and write-downs of securities resulted in a loss of $15.01 million ($10.10 million after-tax) during the fourth quarter of 2000.

In addition to the restructuring losses, United incurred other significant charges during the fourth quarter of 2000. United recorded an additional provision for loan losses of approximately $1.09 million ($734 thousand after-tax) due to the effects of a slowing economy on consumer and commercial loan customers. United also incurred litigation expense of $1.63 million ($1.09 million after-tax) as a result of a building operating lease settlement. Other charges, which related primarily to employee salary incentive and benefit plans, totaled approximately $2.36 million ($1.59 million after-tax). After these charges, diluted earnings per share were $1.40 for the year ended December 31, 2000, compared to $1.61 for the year ended December 31, 1999.

Operating earnings represent a return on average shareholders' equity of 17.66% and a return on average assets of 1.47%, respectively, for the year ended December 31, 2000. These operating ratios compare favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 14.82% and 1.16%, respectively. United, one of the nation's most profitable regional banking companies, has a strong capital position, and is well positioned to take advantage of future growth opportunities.

Dividends per share increased from $0.82 in 1999 to a record level of $0.84 per share in 1999. United paid approximately $35.3 million in dividends to common shareholders in 2000 compared with $35.4 million in 1999. This was the twenty-seventh consecutive year of dividend increases to shareholders.

The growth in operating earnings for the year of 2000 was a result of reducing noninterest expenses while maintaining a stable net interest margin in a challenging banking environment. Net interest income remained flat for the year of 2000 when compared to 1999 as increased deposit and funding costs resulting from six Federal Funds rate increases from mid 1999 through mid 2000 offset growth in interest income. Noninterest income, including income from mortgage banking operations, decreased $2.28 million or 4.47% for 2000 when compared to 1999 as the higher interest rates and a slowing economy caused a decline in mortgage banking results. Noninterest expenses decreased $11.09 million or 9.43% for 2000 compared to the same period in 1999.

The effective tax rate for the year ended December 31, 2000 approximated 32.75% compared to 33.12% for 1999.

FINANCIAL CONDITION SUMMARY

Total assets were $4.90 billion at December 31, 2000, down $164.61 million or 3.25% compared with year end 1999. United's available for sale securities portfolio decreased $342.10 million while securities held to maturity increased $114.88 million as compared to year end 1999. Loans held for sale increased $86 million during 2000. Loans, net of unearned income, reflected a $22.40 million increase from 1999 to 2000 due mainly to a 6% growth rate in the commercial loan portfolio. Cash and cash equivalents decreased $15.00 million while nonearning assets increased $30.80 million in 2000 as compared with year end 1999.

Total deposits grew $130.46 million or 4% from year end 1999 as United realized increases of $71.82 million and $58.65 million in interest-bearing deposits and noninterest-bearing deposits, respectively. United's short-term borrowings decreased $64.53 million and its FHLB borrowings declined $246.84 million as United repaid these borrowings to restructure the balance sheet to better manage interest rate risk.

Shareholders' equity increased $34.94 million or 8.82% from December 31, 1999 due to net retained earnings in excess of dividends for the year of $23.69 million and an increase in the fair value of United's securities available for sale portfolio of approximately $26.90 million, net of deferred income taxes. During 2000, United completed a plan announced in 1999 to repurchase up to 1.75 million shares of its common stock on the open market. In May of 2000, United announced a new plan to repurchase up to an additional 1.675 million shares of its common stock on the open market, of which 219,300 shares have been repurchased since its implementation. United continues to balance capital adequacy and the return to shareholders. At December 31, 2000, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

Net Interest Income

Net interest income represents the primary component of United's earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2000, are summarized below.

Tax-equivalent interest income increased $26.0 million or 7.2% from $362.94 million for the year of 1999 to $388.94 million for the year of 2000. For the years ended December 31, 2000 and 1999, tax-equivalent net interest income was $191.17 million and $188.54 million, respectively. The main reason for only a slight increase in tax-equivalent net interest income from the previous year was increased deposit and funding costs resulting from six Federal Funds rate increases from mid 1999 through mid 2000, which predominantly offset the growth in interest income. United's tax-equivalent net interest margin was 4.11% for the year of 2000 and 4.12% for the same time period in 1999.

Total interest income of $377.85 million increased 6.54% in 2000 over 1999 as a result of a higher yield on average interest-earning assets. Overall, the yield on average interest-earning assets increased 41 basis points from 7.93% in 1999 to 8.34% in 2000. The yield on average loans, net of unearned income, increased 43 basis points to 8.87% in the year 2000 from to 8.44% in 1999. The yield on average securities was 6.86% for the year 2000 as compared to 6.66% for 1999. The average volume of interest-earning assets remained relatively flat, increasing only $82.91 million in the year of 2000.

Total interest expense increased $23.36 million or 13.40% in 2000 compared to 1999. This increase was attributed primarily to increased average wholesale funding balances at higher average interest rates than in

1999. The average cost of funds increased from 4.46% in 1999 to 4.95% in 2000 due to higher interest rates. United's average FHLB borrowings increased $197.91 million and average short-term borrowings increased $2.79 million as average interest-bearing deposits decreased $114.13 million.

Provision for Loan Losses

Asset quality improved significantly over the past year despite economic pressures affecting the banking industry and United's markets. Nonperforming loans were $12.85 million at December 31, 2000 as compared to $20.74 million at December 31, 1999. Nonperforming loans represented 0.26% of total assets at the end of the year 2000, as compared to 0.41% for United at the end of 1999. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not
been put on a nonaccrual basis.   Nonaccrual loans decreased $4.19 million or
34.04% while loans past due 90 days or more decreased $3.70 million or 43.95% since year end 1999. Total nonperforming assets of $14.96 million, including OREO of $2.11 million at December 31, 2000, represented 0.30% of total assets at the end of 2000.

At December 31, 2000, impaired loans were $12.50 million, a decrease of $3.14 million or 20.07% from the $15.64 million of impaired loans at December 31, 1999. For further details, along with a discussion of concentrations of credit risk, see Note E to the Consolidated Financial Statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages, which are adjusted for current conditions and applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company-wide process at December 31, 2000 produced increased allocations within three of four loan categories from December 31, 1999. The components of the allowance allocated to real estate increased $2.9 million, as a result of changes in historical loss experience factors. Also the consumer loan and real estate construction loan pools increased by $798 thousand and $618 thousand, respectively, as a result of changes in volume and historical loss experience. The components of the allowance allocated to commercial loans decreased $1.7 million as a result of a decrease in specific allocations on larger commercial loans.

At year end 2000 and 1999, the allowance for loan losses was 1.27% and 1.25% of total loans, net of unearned income, respectively. At December 31, 2000 and 1999, the ratio of the allowance for loan losses to nonperforming loans was 315.5% and 190.9%, respectively, reflecting the impact of the significant decline in nonperforming loans.

Management believes that the allowance for loan losses of $40.53 million at December 31, 2000, is adequate to provide for probable losses on existing loans based on information currently available.

For the years ended December 31, 2000 and 1999, the provision for loan losses was $15.75 million and $8.80 million, respectively. Net charge-offs were $14.81 million for the year of 2000 as compared to net charge-offs of $8.39 million for the year of 1999. The increases in provision and net charge-offs for the year were primarily attributed to the addition of junior-lien mortgage loans to the loan portfolio as of October 1, 1999. The increased provision and charge-offs were offset by increased interest income recognized on these high-interest rate loans. At December 31, 2000, the balance of these junior-lien mortgage loans approximated $173 million.

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

Other Income

Noninterest income has been and will continue to be an important factor for improving United's profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income, excluding securities gains and losses and mortgage banking results, increased 11.79% for the year of 2000 when compared to the year of 1999. These results were achieved primarily due to a combination of increased revenues from the deposit services area and the trust department.

Service charges, commissions and fees from customer accounts increased $2.54 million or 12.78% from 1999 due mainly to a new checking account product introduced late in 1999. This income includes charges and fees related to various banking services provided by United.

Trust income and brokerage commissions increased $812 thousand or 16.43% and $222 thousand or 20.50%, respectively, in 2000 due to an increased volume of trust and brokerage business. United significantly broadened the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United's traditional banking products and services.

Mortgage banking results declined from the previous year due to higher interest rates and a slowing economy, both of which adversely impacted the demand for mortgage loan originations and the fees received on the sale of those mortgage loans in the secondary market. Originations of mortgage loans fell 5% or $67.4 million for the year of 2000 as compared to the same period in 1999 while proceeds from sales of mortgage loans declined 21% or $302.4 million in the year of 2000 compared to last year.

During 2000, United incurred a net loss on the sale of investment securities of $13.86 million as compared to a net gain of $677 thousand during 1999. As previously mentioned, United restructured its balance sheet in the fourth quarter of 2000 by selling lower yielding, fixed-rate securities which had been carried as available for sale. Sales and write-downs of securities from this restructuring resulted in loss of approximately $15.01 million ($10.10 million after-tax) during the fourth quarter of 2000.

Overall, noninterest income, including net gains and losses from the sale of securities and income from mortgage banking operations, decreased $2.28 million or 4.47% for 2000 when compared to 1999.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful resulting in an efficiency ratio of 44.8%, which is well below the 57.6% reported by United's national peer group banks and its immediate in-market competitors.

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. Noninterest expense, excluding one-time charges of $3.99 million recognized in the fourth quarter of 2000, decreased $11.09 million or 9.43% for the year ended December 31, 2000 as compared to the year ended 1999. Including these one-time charges, total noninterest expense declined $7.10 million or 6.04% from 1999.

Total salaries and benefits, excluding one-time charges of $960 thousand, decreased by 13.14% or $7.90 million for the year of 2000 compared to year of 1999. The decline was due to lower sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels and a SFAS No. 87 pension benefit as a result of excess earnings within United's plan. Including the one-time expenses, total salaries and benefits declined $6.94 million or 11.54% from 1999. At December 31, 2000 and 1999, United employed 1,253 and 1,387 full-time equivalent employees, respectively.

Net occupancy expense in 2000, excluding one-time charges of $108 thousand, decreased from 1999 levels by $527 thousand or 4.32%. The overall change in net occupancy expense for 2000 was mainly due to decreased building repair and maintenance expenses.

Remaining other expense, excluding one-time charges of approximately $2.92 million, decreased $2.66 million or 5.89% in 2000 compared to 1999. Including the aforementioned one-time expenses, other expense remained relatively flat from 1999.

Income Taxes

For the years ended December 31, 2000 and 1999, United's effective tax rate approximated 33%.

Quarterly Results

The first, second and third quarters of 2000 showed increases in earnings in comparison to those same three quarters of 1999. On a per share basis, first quarter 2000 earnings were $0.42 per share compared to $0.39 in 1999, second quarter 2000 earnings were $0.43 per share compared to $0.40 in 1999 while third quarter 2000 earnings were $0.44 compared to $0.41 per share in 1999.

In the fourth quarter of 2000, United reported earnings per share of $0.11 as compared to $0.41 per share for the same period in 1999. Fourth quarter 2000 results included balance sheet restructuring and other one-time charges of approximately $20.09 million ($13.51 million after-tax).

Additional quarterly financial data for 2000 and 1999 may be found in Note Q to the Consolidated Financial Statements.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (excess of liabilities over assets) in the one-year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis.
Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adjusted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one-year horizon in the amount of $117 million or 2.51% of the cumulative gap to related earning assets.

During 1998, United purchased fixed-rate junior-lien mortgage loans from an unrelated third party financial institution with the intention that these loans would be securitized and resold back to the third party lender. However, the third party was unable to repurchase the loans and United inherited approximately $456 million of these mortgage loans which United held for sale on its balance sheet as of December 31, 1998. During 1999, to better manage risk, United securitized approximately $205 million of these loans and retained a portion of the resultant securities. At December 31, 2000, the retained resultant securities approximated $55 million and are carried in the available for sale investment portfolio. The remainder of these junior-lien mortgages are held in the loan portfolio and the balance at December 31, 2000, approximated $173 million.

To aid in interest rate risk management, United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB borrowings provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United's Asset/Liability Management Committee (ALCO), which includes senior management representatives, reports to the Board of Directors and monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of December 31, 2000 and 1999:

            Change in
          Interest Rates         Percentage Change in Net Interest Income
                              -----------------------------------------------
          (basis points)         December 31, 2000         December 31, 1999
          --------------         -----------------         -----------------
              +200                    -2.62%                    -8.06%
              -200                    -3.57%                     5.17%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would decrease by 2.62% over one year as of December 31, 2000, as compared to a decrease of 8.06% as of December 31, 1999. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.57% over one year as of December 31, 2000, as compared to an increase of 5.17% as of December 31, 1999. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

  The following table shows the interest rate sensitivity GAP as of December 31, 2000:

Interest Rate Sensitivity Gap
                                                   Days                        Total          1-5          Over 5
                                -----------------------------------------
                                        0-90        91-180        181-365     One Year       Years         Years        Total
                                ------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
    Federal funds sold and
      securities  purchased
      under agreements to
      resell and other short-
      term investments            $    2,009                                 $    2,009                               $    2,009
    Investment and marketable
    equity securities
       Taxable                       119,649    $   10,282    $    29,523       159,454    $  107,714    $  832,843    1,100,011
       Tax-exempt                                    3,024                        3,024        11,743       130,556      145,323
    Loans, net of unearned
    income                         1,205,692       174,559        322,183     1,702,434       838,958       854,933    3,396,325
                                ------------------------------------------------------------------------------------------------

Total Interest-Earning Assets     $1,327,350    $  187,865    $   351,706    $1,866,921    $  958,415    $1,818,332   $4,643,668
                                ================================================================================================

LIABILITIES
Interest-Bearing Funds:
   Savings and NOW accounts       $1,145,921                                 $1,145,921                               $1,145,921
   Time deposits of
      $100,000 & over                 76,065    $   51,268    $   143,597       270,930    $  117,199    $    1,328      389,457
   Other time deposits               248,875       262,396        366,449       877,720       435,907         3,029    1,316,656
   Federal funds purchased,
      repurchase agreements
      and other short-term
      borrowings                     268,963        27,750                      296,713        37,003                    333,716
   FHLB borrowings                    25,000                       20,311        45,311        97,500       563,701      706,512
                                ------------------------------------------------------------------------------------------------

Total Interest-Bearing Funds      $1,764,824    $  341,414    $   530,357    $2,636,595    $  687,609    $  568,058   $3,892,262
                                ================================================================================================

Interest Sensitivity Gap           ($437,474)    ($153,549)     ($178,651)    ($769,674)   $  270,806    $1,250,274   $  751,406
                                ================================================================================================

Cumulative Gap                     ($437,474)    ($591,023)     ($769,674)    ($769,674)    ($498,868)   $  751,406   $  751,406
                                ================================================================================================

Cumulative Gap as a
 Percentage of
  Total Earning Assets                 (9.42%)      (12.73%)       (16.57%)      (16.57%)      (10.74%)       16.18%       16.18%

Management Adjustments            $1,107,813      ($73,891)    ($ 147,671)   $  866,250     ($886,250)                $        0

Off-Balance Sheet Activities
                                ------------------------------------------------------------------------------------------------
Cumulative Management Adjusted
 Gap and Off-Balance Sheet
 Activities                       $  670,339    $  442,899    $   116,576    $  116,576     ($498,868)   $  751,406   $  751,406
                                ================================================================================================

Cumulative Management Adjusted
 Gap and Off-Balance Sheet
 Activities as a Percentage of
 Total Earning Assets                  14.44%         9.54%          2.51%         2.51%       (10.74%)       16.18%       16.18%
                                =================================================================================================


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

Cash flows from operations in 2000 provided United with $743 thousand of cash compared to cash flows provided from operations of $226.41 million in 1999 primarily as a result of approximately $79.05 million of excess originations of mortgage loans over sales proceeds. In 1999, proceeds from sales of mortgage loans exceeded originations by $155.95 million. In 2000, net cash of $216.64 million was provided by investing activities as compared to 1999 in which investing activities resulted in a use of cash of $674.16 million. Cash provided by investing activities in 2000 was primarily due to $256.10 million of excess net proceeds from calls and maturities of investment securities over purchases of investment securities. In 1999 cash was used in investing activities due mainly to excess purchases of investment securities over net proceeds from calls and maturities of securities by $383.76 million as well as to support loan portfolio growth of $290.82 million. For the year of 2000, net cash of $232.38 million was used in financing activities, primarily due to the net repayment of approximately $246.84 million of FHLB borrowings, payment of $35.47 million in cash dividends and $18.38 million for acquisitions of United shares under the stock repurchase programs. Financing activities resulted in a source of cash in 1999 of $466.27 million primarily due to an increase in net borrowings from the FHLB and other short-term borrowings of $607.48 million and $149.21 million, respectively. The net effect of this activity was a decrease in cash and cash equivalents of $15.00 million for the year of 2000. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

United anticipates no problems in its ability to service its obligations over the next 12 months. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United's liquidity increasing or decreasing in any material way. United also has significant lines of credit available to it. See Note H, Notes to Consolidated Financial Statements.

The Asset and Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. In addition, variable rate loans are a priority. These policies help to protect net interest income against fluctuations in interest rates. No changes are anticipated in the policies of United's Asset and Liability Committee.

United also seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders' equity. United's average equity to average asset ratio was 8.29% in 2000 and 8.63% in 1999. United's risk-based capital ratio was 11.77% in 2000 and 11.75% in 1999 which are both significantly higher than the minimum regulatory requirements. United's Tier 1 capital and leverage ratios of 10.68% and 8.17%, respectively, at December 31, 2000, are also well above regulatory minimums to be classified as a "well capitalized" institution. See Note N, Notes to Consolidated Financial Statements.

Commitments

At December 31, 2000 United had outstanding loan commitments of $1,086,455,000 pertaining to lines of credit authorized, but unused and $89,013,000 of letters of credit to its various customers in the normal course of business.

Past experience has shown that, of the foregoing commitments, approximately 12-15% can reasonably be expected to be funded within a one-year period. For more information, see Note K to the Consolidated Financial Statements.

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

For the year of 1999, United's return on average shareholders' equity of 16.73% and a return on average assets of 1.44% compared favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 15.86% and 1.35%, respectively.

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

This decline in credit quality from 1998 was indicative of the trend in the banking industry during 1999. The nonperforming assets to total assets ratio among the nation's top-30 regional banks increased to approximately 0.42% at the end of 1999 as compared to 0.35% at the end of 1998 according to information from Wheat First Union Securities. Much of the deterioration nationwide has occurred in the commercial lending area. However, credit quality remained strong by historical standards. Bank credit quality has improved significantly since the early 1990s in which the nonperforming assets to total assets ratio for the 30 largest regional banks reached a high of 1.67% in 1991.

United's formal company- wide process at December 31, 1999 for loan losses evaluation process produced increased allocations within two of four loan categories. The components of the allowance allocated to real estate increased $6.3 million, as a result of the addition to the loan portfolio of a large block of junior-lien mortgage loans previously held for sale. The components of the allowance allocated to commercial loans increased $660 thousand as a result of the increased level of impaired assets and changes in historical loss experience factors. Pools for consumer and real estate construction loans decreased $1.0 million and $332 thousand, respectively, as a result of changes in historical loss experience and volume factors for these loan pools.

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

Other Income

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

Trust income and brokerage commissions increased $820 thousand or 19.92% and $618 thousand or 133.82%, respectively, in 1999 due to an increased volume of trust and brokerage business. United significantly broadened the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complemented United's traditional banking products and services.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful resulting in an efficiency ratio of 50.8% for 1999, which is well below the 58.28% reported by United's national peer group banks and its immediate in-market competitors.

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

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS


Board of Directors and Shareholders
United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP


Charleston, West Virginia
February 16, 2001

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                             December 31
                                                                          --------------------------------
                                                                                  2000             1999
                                                                          ---------------------------------
Assets
Cash and due from banks                                                         $  142,801       $  131,091
Interest-bearing deposits with other banks                                             884            8,317
Federal funds sold                                                                   1,125           20,400
                                                                          ---------------------------------
Total cash and cash equivalents                                                    144,810          159,808

Securities available for sale at estimated fair value (amortized
 cost-$865,363 at December 31, 2000 and $1,256,946 at December 31, 1999)           865,266        1,207,363
Securities held to maturity (estimated fair value-$378,405 at
 December 31, 2000 and $258,183 at December 31, 1999)                              380,068          265,190
Loans held for sale                                                                203,831          117,825
Loans                                                                            3,197,494        3,177,392
 Less: Unearned income                                                              (5,000)          (7,296)
                                                                          ---------------------------------
Loans net of unearned income                                                     3,192,494        3,170,096
 Less: Allowance for loan losses                                                   (40,532)         (39,599)
                                                                          ---------------------------------
Net loans                                                                        3,151,962        3,130,497
Bank premises and equipment                                                         44,481           48,696
Accrued interest receivable                                                         36,000           36,357
Other assets                                                                        78,129          103,424
                                                                          ---------------------------------
                   TOTAL ASSETS                                                 $4,904,547       $5,069,160
                                                                          =================================

Liabilities
Domestic deposits:
 Noninterest-bearing                                                            $  539,415       $  480,767
 Interest-bearing                                                                2,852,034        2,780,218
                                                                          ---------------------------------
Total deposits                                                                   3,391,449        3,260,985

Borrowings:
 Federal funds purchased                                                            15,720           44,120
 Securities sold under agreements to repurchase                                    313,349          349,129
 Federal Home Loan Bank borrowings                                                 706,512          953,347
 Other borrowings                                                                    4,647            4,998
Accrued expenses and other liabilities                                              42,000           60,651
                                                                          ---------------------------------
                TOTAL LIABILITIES                                                4,473,677        4,673,230

Shareholders' Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-
 43,381,769 at December 31, 2000 and December 31, 1999, including
 1,616,498 and 894,661 shares in treasury at December 31, 2000 and
 December 31, 1999, respectively                                                   108,454          108,454
Surplus                                                                             85,032           87,260
Retained earnings                                                                  278,682          254,992
Accumulated other comprehensive loss                                                (4,964)         (32,228)
Treasury stock, at cost                                                            (36,334)         (22,548)
                                                                          ---------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                               430,870          395,930
                                                                          ---------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $4,904,547       $5,069,160
                                                                          =================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
                                                                                     Year Ended December 31
                                                                          ------------------------------------------
                                                                              2000            1999           1998
                                                                          -----------     -----------    -----------
Interest income
Interest and fees on loans                                                $   287,277     $   258,404    $   265,205
Interest on federal funds sold and other short-term
 investments                                                                    1,171             522          1,472
Interest and dividends on securities:
 Taxable                                                                       79,190          85,392         55,550
 Tax-exempt                                                                    10,209          10,347          3,420
                                                                          -----------     -----------    -----------
                                        Total interest income                 377,847         354,665        325,647

Interest expense
Interest on deposits                                                          125,847         122,651        128,976
Interest on short-term borrowings                                              19,898          17,104         10,732
Interest on Federal Home Loan Bank borrowings                                  52,021          34,647         15,646
                                                                          -----------     -----------    -----------
                                        Total interest expense                197,766         174,402        155,354
                                                                          -----------     -----------    -----------
                                           Net interest income                180,081         180,263        170,293
                                     Provision for loan losses                 15,745           8,800         12,156
                                                                          -----------     -----------    -----------
           Net interest income after provision for loan losses                164,336         171,463        158,137

Other income
Income from mortgage banking operations                                        16,340          22,392         14,211
Service charges, commissions, and fees                                         22,402          19,863         19,024
Trust department income                                                         7,053           6,020          4,581
Security (losses)/gains                                                       (13,864)            677          2,370
Other income                                                                    1,855           2,126          1,566
                                                                          -----------     -----------    -----------
                                            Total other income                 33,786          51,078         41,752

Other expense
Salaries and employee benefits                                                 53,174          60,111         69,550
Net occupancy expense                                                          11,787          12,206         12,733
Other expense                                                                  45,461          45,202         55,681
                                                                          -----------     -----------    -----------
                                           Total other expense                110,422         117,519        137,964
                                                                          -----------     -----------    -----------
                                    Income before income taxes                 87,700         105,022         61,925

Income taxes                                                                   28,724          34,774         17,523
                                                                          -----------     -----------    -----------
                                                    Net income            $    58,976     $    70,248    $    44,402
                                                                          ===========     ===========    ===========
Earnings per common share:
 Basic                                                                    $      1.41     $      1.63    $      1.04
                                                                          ===========     ===========    ===========
 Diluted                                                                  $      1.40     $      1.61    $      1.02
                                                                          ===========     ===========    ===========

Dividends per common share                                                $      0.84     $      0.82    $      0.75
                                                                          ===========     ===========    ===========

Average outstanding shares:
 Basic                                                                     41,958,956      43,100,977     42,757,638
 Diluted                                                                   42,260,270      43,722,081     43,461,222

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
                                                    Common Stock                              Accumulated
                                                ----------------------                           Other                    Total
                                                                 Par              Retained   Comprehensive  Treasury   Shareholders'
                                                  Shares        Value   Surplus   Earnings   Income (Loss)    Stock       Equity
                                                ------------------------------------------------------------------------------------
Balance at January 1, 1998                      42,635,898    $106,590  $80,803   $204,849     $   6,333    ($2,519)      $396,056

Comprehensive income:
Net income                                                                          44,402                                  44,402
Other comprehensive income, net of tax
  Unrealized gain on securities of $335
  net of reclassification adjustment for
  gains included in net income of $1,734                                                          (1,399)                   (1,399)
                                                                                                                          --------
Total comprehensive income                                                                                                  43,003
Cash dividends ($0.75 per share)                                                   (28,317)                                (28,317)
Fractional shares adjustment                          (213)                  (7)                                                (7)
Purchase of treasury stock (137,300 shares)                                                                  (3,610)        (3,610)
Common stock options exercised (546,530
 shares)                                           285,148         712   (1,174)      (202)                   5,466          4,802

Sale of treasury stock (37,376 shares)                                                                          654            654
Pre-merger transactions of pooled companies        336,000         840    8,731       (621)                                  8,950
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1998                    43,256,833     108,142   88,353    220,111         4,934         (9)       421,531

Comprehensive income:
Net income                                                                          70,248                                  70,248
Other comprehensive income, net of tax:
  Unrealized loss on securities of $36,722
  net of reclassification adjustment for
  gains included in net income of $440                                                           (37,162)                  (37,162)
                                                                                                                          --------
Total comprehensive income                                                                                                  33,086
Purchase of treasury stock  (1,049,800 shares)                                                              (26,196)       (26,196)
Cash dividends ($0.82 per share)                                                   (35,367)                                (35,367)
Common stock options exercised (281,960
 shares)                                           124,936         312   (1,093)                              3,657          2,876

                                                ------------------------------------------------------------------------------------
Balance at December 31, 1999                    43,381,769     108,454   87,260    254,992       (32,228)   (22,548)       395,930
Comprehensive income:
Net income                                                                          58,976                                  58,976
Other comprehensive income, net of tax:
  Unrealized gain on securities of $17,884
  net of reclassification adjustment for
  losses included in net income of $9,012                                                         26,896                    26,896
  Amortization of the unrealized loss
  for securities transferred from the
  available-for-sale to the held-to-maturity
  investment portfolio                                                                               368                       368
                                                                                                                         ---------
Total comprehensive income                                                                                                  86,240
Purchase of treasury stock  (919,500 shares)                                                                (18,384)       (18,384)
Cash dividends ($0.84 per share)                                                   (35,286)                                (35,286)
Common stock options exercised (197,663 shares)
                                                                         (2,228)                              4,598          2,370
                                                ------------------------------------------------------------------------------------
Balance at December 31, 2000                    43,381,769    $108,454  $85,032   $278,682       ($4,964)  ($36,334)      $430,870
                                                ====================================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)                                                                          Year Ended December 31
                                                                                        2000            1999            1998
                                                                                     -----------     -----------     -----------
OPERATING ACTIVITIES
Net income                                                                           $    58,976     $    70,248     $    44,402
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                               15,745           8,800          12,156
  Provision for depreciation                                                               6,999           8,028           7,739
  Amortization, net of accretion                                                           2,517           3,370           5,913
  Gain on sales of bank premises and equipment                                              (376)         (1,475)           (116)
  Loss (Gain) on sales and calls of securities                                            13,864            (677)         (2,370)
  Loans originated for sale                                                           (1,215,244)     (1,282,629)     (1,541,187)
  Proceeds from sales of loans                                                         1,136,198       1,438,580       1,405,524
  Gain on sales of loans                                                                  (8,210)        (13,576)        (13,910)
  Deferred income tax benefit                                                             (6,445)         (4,475)         (2,788)
Changes in:
  Loans held for sale                                                                      1,038           6,154           5,154
  Interest receivable                                                                        357          (5,955)         (6,415)
  Other assets                                                                             3,659            (891)         (7,049)
  Accrued expenses and other liabilities                                                  (8,335)            903          (6,832)
                                                                                     -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          743         226,405         (99,779)
                                                                                     -----------     -----------     -----------
INVESTING ACTIVITIES
  Proceeds from maturities and calls of  investment securities                            26,435         152,045         142,854
  Purchases of investment securities                                                      (2,630)        (55,101)       (110,002)
  Proceeds from sales of securities available for sale                                   541,672         336,558
  Proceeds from maturities and calls of  securities available for sale                   126,897         146,794         340,318
  Purchases of securities available for sale                                            (436,277)       (964,059)       (294,657)
  Proceeds from sales of loans                                                                                           471,978
  Purchases of loans                                                                                                    (943,680)
  Net purchases of bank premises and equipment                                            (2,522)            423          (6,765)
  Net cash received from acquired subsidiary/branch                                                                       56,472
  Net change in loans                                                                    (36,932)       (290,824)         38,249
                                                                                     -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      216,643        (674,164)       (305,233)
                                                                                     -----------     -----------     -----------
FINANCING ACTIVITIES
  Cash dividends paid                                                                    (35,468)        (34,999)        (24,651)
  Acquisition of treasury stock                                                          (18,384)        (26,196)         (3,610)
  Proceeds from exercise of stock options                                                  2,370           2,876           4,802
  Proceeds from sales of treasury stock                                                                                      654
  Pre-merger transactions of pooled companies                                                                              8,237
  Repayment of Federal Home Loan Bank borrowings                                        (697,565)       (141,618)       (227,164)
  Proceeds from Federal Home Loan Bank borrowings                                        450,730         749,098         342,240
  Purchase of fractional shares                                                                                               (7)
Changes in:
  Time deposits                                                                          106,582        (128,286)        129,364
  Other deposits                                                                          23,882        (103,814)        108,057
  Federal funds purchased, securities sold under agreements
   to repurchase and other borrowings                                                    (64,531)        149,208          18,360
                                                                                     -----------     -----------     -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (232,384)        466,269         356,282
                                                                                     -----------     -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (14,998)         18,510         (48,730)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           159,808         141,298         190,028
                                                                                     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $   144,810     $   159,808     $   141,298
                                                                                     ===========     ===========     ===========

See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                               December 31, 2000

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

Certain prior period data has been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders' equity.

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

Receivable Sales: When United sells receivables in securitizations of
-----------------
residential mortgage loans, it retains interest-only strips, and one or more subordinated tranches, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so United generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions--credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

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

At December 31, 2000 and 1999, deposit base intangibles and goodwill approximated $38,710,000 and $41,625,000, net of accumulated amortization of approximately $25,185,000 and $22,271,000.

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

Earnings Per Common Share: Basic earnings per common share is calculated by
--------------------------
dividing net income by the weighted average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock which would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 301,314, 621,104 and 703,584 shares in 2000, 1999 and 1998, respectively.

Operating Segments - United operates in the community banking and mortgage
------------------
banking businesses. Business results are based upon United's management accounting practices and as provided to the chief operating decision maker for determination of resource allocation and performance.

New Accounting Standards: In June 1998, the Financial Accounting Standards Board
-------------------------
(FASB) issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB issued Statement No. 137, (SFAS No. 137). The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for United beginning January 1, 2001. The adoption of this standard is not expected to materially impact the reported financial position or results of operations of United based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance which could require changes in United's application of this standard.

In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. United adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. The adoption of this standard is not expected to have a material impact on the financial position or results of operations of United.

During 2000, the Emerging Issues Task Force ("EITF") released EITF Issue No. 99-20, ("EITF 99-20"), which provides accounting guidance for the recognition of interest income and impairment on purchased and retained interests in securitized financial assets. EITF 99-20 requires that the holder of such instruments recognize the excess of all cash flows attributable to the beneficial interest using the effective yield method. In addition, EITF 99-20 provides a change in the determination of impairment, whereby if the fair value of the beneficial interest has declined below its carrying value, then an impairment analysis should be performed. If there has been an adverse change in the estimated cash flows from the previous cash flows projected, then the condition for an other-than-temporary impairment has been met and the beneficial interest should be written down to the estimated fair value. EITF 99-20 is effective beginning the second quarter of 2001. On the date of adoption (i.e. April 1, 2001), beneficial interests determined to have an other-than-temporary impairment in accordance with EITF 99-20 would be written down to the estimated fair value, with the amount of the write-down reported as a cumulative effect of a change in accounting principle on the Statement of Income. Based on current information, the adoption of EITF 99-20 is not expected to have a material impact on the financial position or results of operations of United.

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

NOTE C--INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                               December 31, 2000
                                                  -------------------------------------------------------------------------
(In thousands)                                                                   Gross               Gross       Estimated
                                                          Amortized           Unrealized          Unrealized        Fair
                                                            Cost                 Gains              Losses         Value
                                                  -------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies                    $  160,702              $  519             $1,797       $  159,424
State and political subdivisions                             52,095                 307                575           51,827
Mortgage-backed securities                                  574,292               4,984              2,666          576,610
Marketable equity securities                                  8,551               1,107              1,024            8,634
Other                                                        69,723                                    952           68,771
                                                  -------------------------------------------------------------------------
Total                                                    $  865,363              $6,917             $7,014       $  865,266
                                                  =========================================================================

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
                                                  =========================================================================

The amortized cost and estimated fair value of securities available for sale at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                              Estimated
(In thousands)                                                         Amortized                Fair
                                                                         Cost                   Value
                                                                 -------------------    -------------------
Due in one year or less                                                 $ 20,690               $ 20,661
Due after one year through five years                                     68,436                 68,238
Due after five years through ten years                                   146,984                147,021
Due after ten years                                                      620,702                620,712
Marketable equity securities                                               8,551                  8,634
                                                                 -------------------    -------------------
Total                                                                   $865,363               $865,266
                                                                 ===================    ===================

The table above includes $576,610,000 of mortgage-backed securities at estimated fair value with an amortized cost of $574,292,000. Maturities of mortgage-backed securities are based upon the estimated average life.

Gross realized gains and losses from sales of securities available for sale were $2,316,000 and $15,676,000; $1,759,000 and $1,076,000; and $3,020,000 and
$354,000, respectively, in 2000, 1999 and 1998.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                               December 31, 2000
                                                  -------------------------------------------------------------------------
(In thousands)                                                             Gross               Gross           Estimated
                                                       Amortized         Unrealized         Unrealized           Fair
                                                         Cost              Gains              Losses             Value
                                                  -------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies                   $ 55,724             $  225             $  176          $ 55,773
State and political subdivisions                          93,006              1,508                854            93,660
Mortgage-backed securities                                70,279                654                285            70,648
Other                                                    161,059                110              2,845           158,324
                                                  -------------------------------------------------------------------------
Total                                                   $380,068             $2,497             $4,160          $378,405
                                                  =========================================================================

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
                                                  =========================================================================

At March 31, 2000, debt securities with an amortized cost of $146,229 and an estimated fair value of $138,122 were transferred into the held to maturity category from the available for sale category. The cumulative unrealized loss of $8,107 at the date of transfer is retained in the carrying value of the held to maturity securities. The cumulative unrealized loss, net of deferred taxes, of $5,270 at the date of transfer is retained as a separate component of shareholders' equity. Such amounts are being amortized over the estimated remaining life of the securities. At December 31, 2000, the cumulative unrealized loss balances, gross and net of deferred taxes, were $7,541 and $4,902, respectively.

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Estimated
(In thousands)                                         Amortized           Fair
                                                         Cost              Value
                                                     ------------       ----------
Due in one year or less                                  $  7,711         $  7,725
Due after one year through five years                      47,862           48,563
Due after five years through ten years                     90,590           90,365
Due after ten years                                       233,905          231,752
                                                     ------------       ----------
Total                                                    $380,068         $378,405
                                                     ============       ==========

The table above includes $70,279,000 of mortgage-backed securities at estimated fair value with an amortized cost of $70,648,000 at December 31, 2000. Maturities of the mortgage-backed securities are based upon the estimated average life.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $788,899,000 and $962,068,000 at December 31, 2000 and 1999, respectively.

NOTE D--SALES OF RECEIVABLES

During 1999, United sold residential mortgage loans in a securitization transaction and recognized a pretax gain of $467,000. In that securitization, United retained subordinated interests which represent United's right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization as these loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United's other assets for failure of debtors to pay when due; however, United's retained interests are subordinate to investor's interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. Key economic assumptions used in measuring the retained interests at the date of securitization were as follows: a weighted-average life of 5.3 years, expected annual credit losses of 15%, and discount rates of 8% to 18%.

For the year ended December 31, 2000, United received cash flows of $13,325,000 on the retained interest in the securitization.

At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

          Carrying amount/fair value of retained interests           $       52,419
          Weighted-average life (in years)                                      3.8
          Prepayment speed assumption (annual rate)                           13.50%
          Decline in fair value of 10% adverse change                $        1,622
          Decline in fair value of 20% adverse change                $        3,091
          Expected credit losses (annual rate)                                 4.37%
          Decline in fair value of 10% adverse change                $        2,720
          Decline in fair value of 20% adverse change                $        5,756
          Residual cash flows discount rate (annual rate)             7.08% - 17.73%
          Decline in fair value of 10% adverse change                $        2,036
          Decline in fair value of 20% adverse change                $        3,939

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another factor (for example, increases in market interest rates may result in lower prepayments and increased credit losses) that might magnify or counteract the sensitivities.

The following table presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets:

                                             Principal Amount of Loans
(In thousands)             Total Principal           60 Days
                           Amount of Loans       or More Past Due         Average Balances  Net Credit Losses
                           ---------------  --------------------------    ----------------  -----------------
      Type of Loan                    At December 31, 2000                            During 2000
-------------------------  -------------------------------------------    ------------------------------------
Residential mortgage
 loans (fixed-rate)             $152,797              $2,368                    $169,958         $8,297

NOTE E--LOANS

Major classifications of loans are as follows:

     (In thousands)                                                         December 31
                                                                 --------------------------------
                                                                     2000                1999
                                                                 -----------         ------------
     Commercial, financial and agricultural                      $  564,887          $   535,116
     Real estate:
          Single family residential                               1,352,955            1,388,568
          Commercial                                                711,054              701,421
          Construction                                              164,505              144,634
          Other                                                      84,742               44,381
     Installment                                                    319,351              363,272
                                                                 ----------           ----------
     Total gross loans                                           $3,197,494           $3,177,392
                                                                 ==========           ==========

The table above does not include loans held for sale of $203,831,000 and $117,825,000 at December 31, 2000 and 1999, respectively.

An analysis of the allowance for loan losses follows:

                                                                      Year Ended December 31
                                                        ----------------------------------------------------
     (In thousands)                                       2000                  1999                  1998
                                                        --------              --------               -------
     Balance at beginning of period                      $39,599               $39,189               $31,936
     Provision charged to expense                         15,745                 8,800                12,156
                                                        --------              --------               -------
                                                          55,344                47,989                44,092
                                                        --------              --------               -------
     Loans charged-off                                    15,845                 9,236                 6,270
     Less recoveries                                       1,033                   846                 1,367
                                                        --------              --------               -------

     Net charge-offs                                      14,812                 8,390                 4,903
                                                        --------              --------               -------

     Balance at end of period                            $40,532               $39,599               $39,189
                                                        ========              ========               =======


The higher provision and charge-offs in 2000 reflect the reclassification of certain junior-lien mortgages from available for sale securities to portfolio loans as of October 1999. The higher provision and charge-offs were mitigated by increased interest income on these high-interest rate loans.

United has commercial loans, including real estate and owner occupied, income producing real estate and land development loans, of approximately $1,275,941,000 and $1,236,537,000 as of December 31, 2000 and 1999,
respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United's subsidiary banks using underwriting standards as set forth by management. United's loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

At December 31, 2000, the recorded investment in loans that were considered to be impaired was $12,504,000 (of which $8,131,000 was on a nonaccrual basis). Included in this amount was $4,711,000 of impaired loans for which the related allowance for loan losses was $872,000 and $7,793,000 of impaired loans that did not have an allowance for credit losses. At December 31, 1999, the recorded investment in loans that were considered to be impaired was $15,643,000 (of which $12,327,000 was on a nonaccrual basis). Included in this amount was $3,247,000 of impaired loans for which the related allowance for credit losses was $603,000 and $12,396,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was approximately $15,557,000, $16,681,000 and
$10,343,000, respectively.

The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $1,519,000, $2,237,000 and $1,809,000 for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, United recognized interest income on those impaired loans of approximately $649,000, $560,000 and $461,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

United's subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $124,512,000 and $86,892,000 at December 31, 2000 and 1999, respectively. During
2000, $63,659,000 of new loans were made, repayments totaled $51,887,000, and other changes due to the change in composition of United's board members and executive officers approximated $25,848,000.

NOTE F--BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:


                                                                                              December 31
                                                                                    --------------------------------
                  (In thousands)                                                        2000                   1999
                                                                                    ---------              ---------
                  Land                                                              $ 10,248               $ 10,393
                  Buildings and improvements                                          44,440                 44,825
                  Leasehold improvements                                               9,763                  9,778
                  Furniture, fixtures and equipment                                   52,629                 51,285
                                                                                    --------               --------
                                                                                     117,080                116,281
                  Less allowance for depreciation and amortization                    72,599                 67,585
                                                                                    --------               --------
                  Net bank premises and equipment                                   $ 44,481               $ 48,696
                                                                                    ========               ========

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable oper-ating leases approximated $4,858,000, $4,916,000 and $5,129,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2000, consisted of the following:


               Year                       Amount
               ----                       ------
                     (In thousands)
               2001                        $ 3,676
               2002                          2,453
               2003                          2,092
               2004                          1,494
               2005                            965
            Thereafter                       2,417
                                           -------
            Total minimum lease payments   $13,097
                                           =======

NOTE G--DEPOSITS

The book value of deposits consisted of the following:


              (In thousands)                                  December 31
                                                    -------------------------------
                                                        2000                1999
                                                    ----------          -----------
          Noninterest-bearing checking              $  539,415          $  480,767
          Interest-bearing checking                     87,369              87,314
          Regular savings                              345,369             417,911
          Money market accounts                        713,184             675,463
          Time deposits under $100,000               1,316,655           1,415,579
          Time deposits over $100,000                  389,457             183,951
                                                    ----------          ----------

                         Total deposits             $3,391,449          $3,260,985
                                                    ==========          ==========

Interest paid on deposits and borrowings approximated $192,543,000, $172,907,000 and $153,283,000 in 2000, 1999 and 1998, respectively.

At December 31, 2000, the scheduled maturities of time deposits are as follows:


                Year                       Amount
                ----                   -------------
                      (In thousands)
                2001                     $1,151,933
                2002                        449,135
                2003                         56,987
                2004                         20,046
                2005 and thereafter          28,011
                                         ----------

                     Total               $1,706,112
                                         ==========


United's subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $19,493,000 and $19,800,000 at December 31, 2000 and 1999, respectively.

NOTE H--BORROWINGS

United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single family residential mortgage loans. At December 31, 2000, United had approximately $393,161,000 of additional available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At December 31, 2000, $25,000,000 of FHLB advances with an interest rate of 6.63% had an overnight maturity. Additionally, $681,512,000 of FHLB advances with a weighted average interest rate of 6.28% are scheduled to mature from one to twenty years.

United also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $186,200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

At December 31, 2000 and 1999, borrowings and the related weighted average interest rates were as follows:

                                                           2000                                1999
                                                 ---------------------------          ------------------------
                                                                  Weighted                           Weighted
      (Dollars in thousands)                                      Average                             Average
                                                   Amount           Rate                 Amount        Rate
                                                 ----------       ----------          ------------    --------
       Federal funds purchased                   $   15,720         6.55%             $   44,120       5.01%
       Securities sold under
         agreements to repurchase                   313,349         5.16%                349,129       4.98%
       FHLB advances                                706,512         6.30%                953,347       5.28%
       Other                                          4,647         5.72%                  4,998       4.52%
                                                 ----------                           ----------
                           Total                 $1,040,228                           $1,351,594
                                                 ==========                           ==========

Information concerning securities sold under agreements to repurchase (in thousands) is summarized as follows:

                                                                    2000                 1999
                                                                  --------            ---------
          Average balance during the year                         $351,816            $335,908
          Average interest rate during the year                       5.32%               4.61%
          Maximum month-end balance during the year               $417,866            $440,281

NOTE I--INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:


          (In thousands)                                        Year Ended December 31
                                                  ----------------------------------------------
                                                    2000               1999               1998
                                                  --------           -------            --------
          Current expense:
            Federal                               $33,579            $36,424            $18,906
            State                                   1,590              2,825              1,405
          Deferred benefit:
            Federal and State                      (6,445)            (4,475)            (2,788)
                                                 --------           --------           --------
          Income taxes                            $28,724            $34,774            $17,523
                                                 ========           ========           ========

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

                                                              Year Ended December 31
                                       -----------------------------------------------------------------------
(Dollars in thousands)                           2000                       1999                   1998
                                       -----------------------------------------------------------------------
                                         Amount          %         Amount         %         Amount       %
                                       ----------    ---------   ----------   ---------   ----------  --------
Tax on income before taxes
at statutory federal rate                 $30,695         35.0%     $36,758        35.0%     $21,674      35.0%

Plus: State income taxes
net of federal tax
Benefits                                    1,034          1.2        1,836         1.7          913       1.5
                                       ----------    ---------   ----------   ---------   ----------  --------
                                           31,729         36.2       38,594        36.7       22,587      36.5
Increase (decrease)
resulting from:
   Tax-exempt interest
     income                                (3,380)        (3.9)      (3,087)       (2.9)      (2,201)     (3.6)
   Nontaxable distributions
     from reorganizations                                                                     (5,775)     (9.3)
   Intangible amortization                    768          0.9          778         0.7        1,152       1.9
   Other items-net                           (393)        (0.4)      (1,511)       (1.4)       1,760       2.8
                                       ----------    ---------   ----------   ---------   ----------  --------

         Income taxes                     $28,724         32.8%     $34,774        33.1%     $17,523      28.3%
                                       ==========    =========   ==========   =========   ==========  ========

Federal income tax benefit applicable to securities transactions in 2000 approximated $4,852,000. Federal income tax expense applicable to securities transactions approximated $237,000 in 1999 and $830,000 in 1998.

Income taxes paid approximated $36,065,000, $34,333,000 and $25,387,000 in 2000,
1999 and 1998, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of United's deferred tax assets and liabilities (included in other assets) at December 31, 2000 and 1999 are as follows:

               (In thousands)                                         2000              1999
                                                                ---------------   ---------------
               Deferred tax assets:
               Allowance for loan losses                                $14,060           $13,734
               Securities available for sale                              2,898            17,678
               Accrued benefits payable                                   1,497             2,414
               Other accrued liabilities                                  4,315             4,851
               Other real estate owned                                      639               639
               Interest in securitization trust                           6,499               784
               Other                                                      1,696               620
                                                                ---------------   ---------------
                  Total deferred tax assets                              31,604            40,720
                                                                ---------------   ---------------

               Deferred tax liabilities:
               Premises and equipment                                     1,588             2,228
               Core deposit intangibles                                     329               562
               Income tax allowance for
                 loan losses                                                717               962
               Deferred mortgage points                                   2,177             1,909
               Other                                                        794               725
                                                                ---------------   ---------------
                  Total deferred tax
                    liabilities                                           5,605             6,386
                                                                ---------------   ---------------
               Net deferred tax assets                                  $25,999           $34,334
                                                                ===============   ===============

NOTE J--EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost included the following components:

               (In thousands)                                            Year Ended December 31,
                                                               -------------------------------------------
                                                                   2000           1999            1998
                                                               -----------    ------------    ------------
               Service cost                                       $  1,344         $ 1,448         $   799
               Interest cost                                         2,050           1,725           1,609
               Expected return on plan assets                       (4,075)         (2,749)         (2,121)
               Amortization of transition asset                       (131)           (131)           (131)
               Recognized net actuarial gain                        (1,136)           (222)
               Amortization of prior service cost                       63              63              63
                                                               -----------    ------------    ------------
               Net periodic pension (benefit) cost                 ($1,885)        $   134         $   219
                                                               ===========    ============    ============

A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

                (In thousands)                                               December 31
                                                             -------------------------------------------
                                                                  2000                          1999
                                                             -------------                 -------------
                Benefit obligation at beginning
                 of year                                          $ 24,257                      $ 25,653

                    Service cost                                     1,344                         1,448
                    Interest cost                                    2,050                         1,725
                    Actuarial loss (gain)                              243                        (3,634)
                    Benefits paid                                     (972)                         (935)
                                                             -------------                 -------------
                Benefit obligation at end of year                   26,922                        24,257
                                                             -------------                 -------------
                Fair value of plan assets at
                  beginning of year                                 41,060                        31,009

                    Actual return on plan assets                     4,020                         9,534
                    Employer contribution                            1,738                         1,452
                    Benefits paid                                     (972)                         (935)
                                                             -------------                 -------------

                Fair value of plan assets at
                  end of year                                       45,846                        41,060
                                                             -------------                 -------------
                Funded status                                       18,924                        16,803

                    Unrecognized net actuarial gain                (13,991)                      (15,425)
                    Unrecognized prior service cost                    136                           199
                    Unrecognized net transition asset                 (301)                         (432)
                                                             -------------                 -------------

                Pension asset                                     $  4,768                      $  1,145
                                                             =============                 =============

At December 31, 2000 and 1999, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.25% and 5.0%. The weighted average expected long-term rate of return on United's plan assets was 9.75% for the year ended December 31, 2000 and 9.0% for the years ended December 31, 1999 and 1998.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. All employees who complete one year of service are eligible to participate in the Plan. Each participant may contribute from 1% to 15% of pre-tax earnings to his or her account, which may be invested in any of four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the next 2% of salary deferred with United common stock. Vesting is 100% for employee deferrals and the United match at the time the employee makes his/her deferral. United's expense relating to the Plan approximated $906,000, $1,166,000 and $1,175,000 in 2000, 1999 and 1998, respectively.

The assets of United's defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2000, the combined plan assets included 785,039 shares of United common stock with an approximate fair value of $16,682,000. Dividends paid on United common stock held by the plans approximated $563,000 for the year ended December 31, 2000.

United has certain other deferred compensation plans covering various key employees. Periodic charges are made to operations so that the present value of the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has various incentive stock option plans for key employees, the 1988, 1991 and 1996 plans. The plans provide for the granting of stock options of up to 200,000, 1,000,000 and 1,200,000 shares of common stock, respectively. No further grants will be made under the 1988, 1991 and 1996 plans. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United's common stock on the date of grant. Accordingly, no compensation expense is recognized for these options.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                     Options Outstanding                          Options Exercisable
--------------------------------------------------------------------------------------------------------------------------------
                                                            Weighted-
                                                             Average         Weighted-                           Weighted-
                                                            Remaining         Average                             Average
Range of                                  Number           Contractual       Exercise           Number           Exercise
Exercise Prices                         Outstanding           Life             Price          Exercisable          Price
--------------------------------------------------------------------------------------------------------------------------------
$ 2.98 to $ 27.00                         1,513,691         6.5 years           $18.13          1,086,291           $17.45

The following is a summary of activity of United's Incentive Stock Option Plans:

                                                                       Stock                            Range of
                                                                      Options                       Exercise Prices
                                                                 ---------------              ----------------------------
     Outstanding at January 1, 1998                                    1,969,044                     $22.00         $ 2.98
     Granted                                                             236,600                      27.00
     Exercised                                                           546,530                      22.00           2.98
     Forfeited                                                            26,823                      22.00          14.88
                                                                 ---------------
     Outstanding at December 31, 1998                                  1,632,291                      27.00           2.98
     Granted                                                             227,800                      25.63
     Exercised                                                           281,960                      22.00           2.98
     Forfeited                                                            39,738                      27.00          14.88
                                                                 ---------------
     Outstanding at December 31, 1999                                  1,538,393                      27.00           2.98
     Granted                                                             230,400                      19.19
     Exercised                                                           197,663                      15.00           6.88
     Forfeited                                                            57,439                      27.00          22.00
                                                                 ---------------
     Outstanding at December 31, 2000                                  1,513,691                     $27.00         $ 2.98
                                                                 ===============

     Exercisable at:
     December 31, 1998                                                 1,275,776                     $22.00         $ 2.98
     December 31, 1999                                                 1,156,568                     $27.00         $ 2.98
     December 31, 2000                                                 1,086,291                     $27.00         $ 2.98

Because the exercise price of the option granted is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following pro forma disclosures present United's net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method:

      (Dollars in thousands, except per share)                            Year Ended December 31,
                                                             --------------------------------------------------
                                                                  2000               1999               1998
                                                             ------------       ------------        -----------
Pro forma net income                                              $58,379            $70,019            $44,187
Pro forma diluted earnings per share                              $  1.38            $  1.60            $  1.02

The estimated fair value of the options at the date of grant was $11.55, $5.64 and $5.73 for the options granted during 2000, 1999 and 1998, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.20%, 5.79% and 4.76%; dividend yields of 4.38%, 3.43%, and 3.04%; volatility factors of the expected market price of United's common stock of 0.999, 0.211 and 0.210; and a weighted average expected option life of 7 years.

United provides postemployment and postretirement benefits for certain employees at subsidiaries acquired in prior years. United accounts for such costs as expense when paid. Accounting for such costs when paid does not produce results materially different from those, which would result if such costs were accrued during the period of employee service. United does not anticipate providing postemployment or postretirement benefits to its currently active employees after employment or retirement except on a fully contributory basis.

NOTE K--COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $1,086,455,000 and $1,254,596,000 of loan commitments outstanding as of December 31, 2000 and 1999, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $89,013,000 and $74,110,000 as of December 31, 2000 and 1999, respectively.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United's financial position or results of operations.

NOTE L - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

(In thousands)                                                            December 31
                                                          -----------------------------------------
                                                                 2000                   1999
                                                          ------------------     ------------------
Assets
  Cash                                                              $  3,719               $ 10,101
  Securities available for sale                                        9,002                 10,367
  Securities held to maturity                                          6,859                  6,643
  Investment in subsidiaries:
    Bank subsidiaries                                                411,367                371,105
    Non-bank subsidiaries                                              1,446                  1,383
  Loans                                                                6,905                 11,094
  Other assets                                                         1,435                  1,634
                                                          ------------------     ------------------

Total Assets                                                        $440,733               $412,327
                                                          ==================     ==================

Liabilities and Shareholders' Equity
  Line of credit from banking subsidiary                            $  5,000               $  1,000
  Accrued expenses and other liabilities                               4,863                 15,397
  Shareholders' equity (including other accumulated
    comprehensive loss of $4,964 and $32,228
    at December  31, 2000 and 1999, respectively)                    430,870                395,930
                                                          ------------------     ------------------

Total Liabilities and Shareholders' Equity                          $440,733               $412,327
                                                          ==================     ==================

Condensed Statements of Income

(In thousands)                                                                  Year Ended December 31
                                                          ----------------------------------------------------------------
                                                                 2000                   1999                   1998
                                                          ------------------     ------------------     ------------------
Income
  Dividends from banking subsidiaries                                $45,500                $40,352                $40,558
  Net interest income                                                  1,074                  1,668                  1,394
  Management fees:
    Bank subsidiaries                                                  4,130                  4,146                  3,928
    Non-bank subsidiaries                                                 12                     12                     12
  Other income                                                         2,188                  1,489                  2,937
                                                          ------------------     ------------------     ------------------

Total Income                                                          52,904                 47,667                 48,829
                                                          ------------------     ------------------     ------------------

Expenses
  Interest paid to banking subsidiary                                    372                      6
  Operating expenses                                                   4,615                  4,698                  7,337
                                                          ------------------     ------------------     ------------------
    Income Before Income Taxes and Equity
    in Undistributed Net Income of Subsidiaries                       47,917                 42,963                 41,492
  Applicable income tax expense                                          798                    853                    105
                                                          ------------------     ------------------     ------------------
    Income Before Equity in Undistributed Net
    Income of Subsidiaries                                            47,119                 42,110                 41,387
  Equity in undistributed net income of subsidiaries:
      Bank subsidiaries                                               11,795                 28,102                  2,971
      Non-bank subsidiaries                                               62                     36                     44
                                                          ------------------     ------------------     ------------------

Net Income                                                           $58,976                $70,248                $44,402
                                                          ==================     ==================     ==================

NOTE L - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION - continued

Condensed Statements of Cash Flows

(In thousands)                                                                     Year Ended December 31
                                                          ---------------------------------------------------------------------
                                                                 2000                     1999                     1998
                                                          -------------------      -------------------      -------------------
Operating Activities
  Net income                                                         $ 58,976                 $ 70,248                 $ 44,402
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in undistributed net income
        of subsidiaries                                               (11,857)                 (28,138)                  (3,015)
      Depreciation and net amortization                                     7                       12                       10
      Net gain on sales of investment securities                       (2,168)                  (1,484)                  (2,912)
      Net change in other assets and liabilities                       (9,511)                     786                     (771)
                                                          -------------------      -------------------      -------------------

Net Cash Provided by Operating Activities                              35,447                   41,424                   37,714
                                                          -------------------      -------------------      -------------------

Investing Activities
  Net proceeds (purchases of) from securities                           1,464                   (2,205)                   3,563
  Repayment on loan balances by customers                               4,189                    1,742                    1,464
  Increase in investment in subsidiaries                                                                                 (8,541)
                                                          -------------------      -------------------      -------------------

Net Cash Provided by (Used in) Investing Activities                     5,653                     (463)                  (3,514)
                                                          -------------------      -------------------      -------------------

Financing Activities
  Net advances on line of credit from subsidiary                        4,000                    1,000
  Cash dividends paid                                                 (35,468)                 (34,999)                 (24,651)
  Acquisition of treasury stock                                       (17,724)                 (26,196)                  (3,610)
  Proceeds from exercise of stock options                               1,710                    2,876                    4,802
  Proceeds from sales of treasury stock                                                                                     654
  Pre-merger transactions of pooled companies                                                                             8,237
  Purchase of fractional shares                                                                                              (7)
                                                          -------------------      -------------------      -------------------

Net Cash Used in Financing Activities                                 (47,482)                 (57,319)                 (14,575)
                                                          -------------------      -------------------      -------------------

(Decrease) Increase in Cash and Cash Equivalents                       (6,382)                 (16,358)                  19,625

Cash and Cash Equivalents at Beginning of Year                         10,101                   26,459                    6,834
                                                          -------------------      -------------------      -------------------

Cash and Cash Equivalents at End of Year                             $  3,719                 $ 10,101                 $ 26,459
                                                          ===================      ===================      ===================

NOTE M--OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

                                                                       Year Ended December 31
                                                       -----------------------------------------------------
               (In thousands)                               2000               1999                1998
                                                       --------------     --------------     ---------------
               Other expense:
                 Data processing                               $3,153             $3,175             $ 5,710
                 Legal and consulting                           3,923              1,709               2,909
                 Advertising                                    2,803              2,702               3,011
                 Goodwill amortization                          3,266              3,279               4,395
                 Equipment expense                              7,589              8,896              10,188

NOTE N--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2000, was approximately $47,012,000.

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

During 2001, the retained net profits available for distribution to United Bankshares, Inc., as dividends without regulatory approval, are approximately $39,894,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries' capital and surplus, as defined, or $40,947,000 at December 31, 2000, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. At of December 31, 2000, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2000, the most recent notification from its regulators, United and its subsidiary banks were categorized as well capitalized. To be categorized as well capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United's well capitalized status.

United's and its subsidiary banks', United National Bank and United Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.

                                                                             For Capital                     To Be Well
                                                 Actual                   Adequacy Purposes                 Capitalized
                                       ---------------------------    ---------------------------    ---------------------------
                                          Amount          Ratio          Amount         Ratio           Amount         Ratio
                                       ------------   ------------    ------------   ------------    ------------   ------------
As of December 31, 2000:
------------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                    $437,180          11.8%        $297,130          *8.0%        $371,413         *10.0%
     United National Bank                  290,524          11.1%         210,279          *8.0%         262,849         *10.0%
     United Bank                           125,249          11.6%          86,122          *8.0%         107,652         *10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                     396,610          10.7%         148,565          *4.0%         222,848          *6.0%
     United National Bank                  263,217          10.0%         105,139          *4.0%         157,709          *6.0%
     United Bank                           112,024          10.4%          43,061          *4.0%          64,591          *6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                     396,610           8.2%         194,267          *4.0%         242,834          *5.0%
     United National Bank                  263,217           7.9%         132,743          *4.0%         165,929          *5.0%
     United Bank                           112,024           7.3%          61,716          *4.0%          77,146          *5.0%
As of December 31, 1999:
------------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares                    $426,310          11.8%        $290,173          *8.0%        $362,716         *10.0%
     United National Bank                  279,554          11.1%         201,255          *8.0%         251,569         *10.0%
     United Bank                           120,365          11.0%          87,332          *8.0%         109,165         *10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares                     385,840          10.6%         145,086          *4.0%         217,630          *6.0%
     United National Bank                  253,319          10.1%         100,627          *4.0%         150,941          *6.0%
     United Bank                           107,001           9.8%          43,666          *4.0%          65,499          *6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares                     385,840           7.7%         200,170          *4.0%         250,213          *5.0%
     United National Bank                  253,319           7.4%         136,875          *4.0%         171,093          *5.0%
     United Bank                           107,001           6.7%          63,903          *4.0%          79,879          *5.0%

*  Greater than or equal to

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

Deposits: The fair values of demand deposits (e.g., interest and noninterest
---------
checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings: The carrying amounts of federal funds purchased,
----------------------
borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Federal Home Loan Bank Borrowings: The fair values of United's Federal Home Loan
----------------------------------
Bank borrowings are estimated using discounted cash flow analyses, based on United's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of United's financial instruments are summarized below:

                                                         December 31, 2000                       December 31, 1999
                                                 -----------------------------------     -----------------------------------
(In thousands)                                       Carrying             Fair               Carrying             Fair
                                                      Amount             Value                Amount             Value
                                                 ----------------   ----------------     ----------------   ----------------
Cash and cash equivalents                           $    144,810       $    144,810         $    159,808       $    159,808
Securities available for sale                            865,266            865,266            1,207,363          1,207,363
Securities held to maturity                              380,068            378,405              265,190            258,183
Loans                                                  3,192,494          3,181,933            3,170,096          3,106,565
Deposits                                               3,391,449          3,315,058            3,260,985          3,215,379
Short-term borrowings                                    333,716            334,146              398,247            397,653
FHLB borrowings                                          706,512            717,590              953,347            941,926

NOTE P--SEGMENT INFORMATION

The following information is based on United's current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand alone basis. The results are not necessarily comparable with similar information of other companies.

                                                                                                General
                                                        Mortgage           Community           Corporate
(In thousands)                                          Banking              Banking           and Other          Consolidated
---------------------------------------------------------------------------------------------------------------------------------
2000
Net interest income                                       $    3,468       $     175,808         $       805         $   180,081
Provision for loan losses                                         34              15,711                                  15,745
Net interest income after provision for loan losses            3,434             160,097                 805             164,336
Noninterest income                                            16,152              15,446               2,188              33,786
Noninterest expense                                           14,101              95,836                 485             110,422
Income before income taxes                                     5,485              79,707               2,508              87,700
Income tax expense                                             1,839              26,057                 828              28,724
Net income                                                     3,646              53,650               1,680              58,976
Average total assets                                         125,120           4,920,913            (109,429)          4,936,604
---------------------------------------------------------------------------------------------------------------------------------
1999
Net interest income                                       $    3,480       $     174,240         $     2,543         $   180,263
Provision for loan losses                                         19               8,781                                   8,800
Net interest income after provision for loan losses            3,461             165,459               2,543             171,463
Noninterest income                                            24,507              25,025               1,546              51,078
Noninterest expense                                           20,210              96,743                 566             117,519
Income before income taxes                                     7,758              93,741               3,523             105,022
Income tax expense                                             2,687              31,033               1,054              34,774
Net income                                                     5,071              62,708               2,469              70,248
Average total assets                                         148,397           4,860,973            (141,849)          4,867,521
---------------------------------------------------------------------------------------------------------------------------------
1998
Net interest income                                       $    2,763       $     165,813         $     1,717         $   170,293
Provision for loan losses                                         25              12,131                                  12,156
Net interest income after provision for loan losses            2,738             153,682               1,717             158,137
Noninterest income                                            24,052              14,727               2,973              41,752
Noninterest expense                                           19,872             112,959               5,133             137,964
Income (loss) before income taxes                              6,918              55,450                (443)             61,925
Income tax expense                                             1,878              15,557                  88              17,523
Net income (loss)                                              5,040              39,893                (531)             44,402
Average total assets                                         190,168           4,190,512            (141,872)          4,238,808
---------------------------------------------------------------------------------------------------------------------------------
 General corporate and other includes intercompany eliminations.

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2000 and 1999 is summarized below (dollars in thousands except for per share data):

                                                1st Quarter          2nd Quarter          3rd Quarter           4th Quarter
                                                -----------          -----------          -----------           -----------
2000
----
Interest income                                    $  93,268           $   94,063          $    95,298            $   95,218
Interest expense                                      46,542               48,632               51,165                51,427
Net interest income                                   46,726               45,431               44,133                43,791
Provision for loan losses                              2,547                3,851                4,439                 4,908
Income from mortgage
 Banking operations                                    3,383                4,159                5,014                 3,784
Other noninterest income                               7,418                8,305                8,310                (6,587)
Noninterest expense                                   28,143               27,106               25,463                29,710
Income taxes                                           8,849                8,815                8,994                 2,066
Net income (1)                                        17,988               18,123               18,561                 4,304

Per share data:
---------------
Average shares outstanding (000s):
  Basic                                               42,273               41,931               41,842                41,776
  Diluted                                             42,657               42,264               42,148                42,072
Net income per share:
  Basic                                            $    0.43           $     0.43          $      0.44            $     0.11
  Diluted                                          $    0.42           $     0.43          $      0.44            $     0.11
Dividends per share                                $    0.21           $     0.21          $      0.21            $     0.21

                                                1st Quarter          2nd Quarter          3rd Quarter           4th Quarter
                                                -----------          -----------          -----------           -----------
1999
----
Interest income                                    $  85,504           $   87,022          $    90,811            $   91,328
Interest expense                                      39,533               42,415               45,822                46,632
Net interest income                                   45,971               44,607               44,989                44,696
Provision for loan losses                                764                1,761                2,255                 4,020
Income from mortgage
 Banking operations                                    4,418                6,095                5,706                 6,173
Other noninterest income                               6,221                6,358                7,137                 8,970
Noninterest expense                                   28,821               29,070               29,377                30,251
Income taxes                                           9,864                8,433                8,500                 7,977
Net income (1)                                        17,161               17,796               17,700                17,591

Per share data:
---------------
Average shares outstanding (000s):
  Basic                                               43,278               43,322               43,124                42,674
  Diluted                                             43,961               44,013               43,708                43,282
Net income per share:
  Basic                                            $    0.40           $     0.41          $      0.41            $     0.41
  Diluted                                          $    0.39           $     0.40          $      0.41            $     0.41
Dividends per share                                $    0.20           $     0.20          $      0.21            $     0.21

(1) For further information see the related discussion "Quarterly Results" included in Management's Discussion and Analysis.