Form 10-Q
period 2001-03-31
UNITED BANKSHARES INC/WV
filed 2001-05-11
CIK 729986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      ----------------------------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2001

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

Class - Common Stock, $2.50 Par Value; 41,528,854 shares outstanding as of April 30, 2001.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------------------

  Consolidated Balance Sheets (Unaudited)
  March 31, 2001 and December 31, 2000.................................................   6

  Consolidated Statements of Income (Unaudited) for the
  Three Months Ended March 31, 2001 and 2000...........................................   7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Three Months Ended March 31, 2001................................   8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended March 31, 2001 and 2000 ..................................   9

  Notes to Consolidated Financial Statements ..........................................  10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations...........................................  19
         -----------------------------------

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................   Not Applicable
-------------------------


Item 2. Changes in Securities.............................................   Not Applicable
-----------------------------


Item 3. Defaults Upon Senior Securities ..................................   Not Applicable
---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued

                                                                                                         Page
                                                                                                         ----
Item 4.  Submission of Matters to a Vote
         -------------------------------
             of Security Holders...............................................................    Not Applicable
             -------------------


Item 5.  Other Information ....................................................................    Not Applicable
--------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


     (a)  Exhibits required by Item 601 of Regulation S-K

               None

     (b)  Reports on Form 8-K

               On April 20, 2001, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANKSHARES, INC.
                                        -----------------------
                                             (Registrant)



Date  May 11, 2001                           /s/ Richard M. Adams
    -----------------------                  -----------------------------------
                                             Richard M. Adams, Chairman of
                                             the Board and Chief Executive
                                             Officer


Date  May 11, 2001                           /s/ Steven E. Wilson
    ----------------------                   -----------------------------------
                                             Steven E. Wilson, Executive
                                             Vice President, Treasurer,
                                             Secretary and Chief Financial
                                             Officer

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 2001 and December 31, 2000, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 2001 and 2000, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 2001, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                              March 31       December 31
                                                                                        2001            2000
                                                                                  ----------------------------------
Assets
Cash and due from banks                                                                $  107,376      $  142,801
Interest-bearing deposits with other banks                                                  1,325             884
Federal funds sold                                                                         46,875           1,125
                                                                                  ----------------------------------
Total cash and cash equivalents                                                           155,576         144,810

Securities available for sale at estimated fair value (amortized
   cost-$1,001,808 at March 31, 2001 and $865,363 at December 31, 2000)                 1,014,729         865,266
Securities held to maturity (estimated fair value-$289,409 at
   March 31, 2001 and $378,405 at December 31, 2000)                                      288,884         380,068
Loans held for sale                                                                       239,148         203,831
Loans
    Commercial, financial, and agricultural                                               574,158         564,887
    Real estate:
         Single family residential                                                      1,314,107       1,352,955
         Commercial                                                                       701,971         711,054
         Construction                                                                     185,846         164,505
         Other                                                                             84,536          84,742
    Installment                                                                           315,401         319,351
                                                                                  ----------------------------------
                                                                                        3,176,019       3,197,494
   Less: Unearned income                                                                   (4,173)         (5,000)
                                                                                  ----------------------------------
Loans net of unearned income                                                            3,171,846       3,192,494
   Less: Allowance for loan losses                                                        (41,191)        (40,532)
                                                                                  ----------------------------------
Net loans                                                                               3,130,655       3,151,962
Bank premises and equipment                                                                43,800          44,481
Accrued interest receivable                                                                34,230          36,000
Other assets                                                                               77,782          78,129
                                                                                  ----------------------------------
                                                                   TOTAL ASSETS        $4,984,804      $4,904,547
                                                                                  ==================================

Liabilities
Domestic deposits:
   Noninterest-bearing                                                                 $  541,626      $  539,415
   Interest-bearing                                                                     2,921,075       2,852,034
                                                                                  ----------------------------------
Total deposits                                                                          3,462,701       3,391,449

Borrowings:
   Federal funds purchased                                                                  7,450          15,720
   Securities sold under agreements to repurchase                                         329,283         313,349
   Federal Home Loan Bank borrowings                                                      681,446         706,512
   Other borrowings                                                                         1,018           4,647
Accrued expenses and other liabilities                                                     57,822          42,000
                                                                                  ----------------------------------
                                                              TOTAL LIABILITIES         4,539,720       4,473,677

Shareholders' equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at March 31, 2001 and December 31, 2000, including 1,794,540 and 1,616,498 shares in treasury at March 31, 2001 and December
   31, 2000, respectively                                                                 108,454         108,454
Surplus                                                                                    84,396          85,032
Retained earnings                                                                         288,860         278,682
Accumulated other comprehensive income (loss)                                               3,621          (4,964)
Treasury stock, at cost                                                                   (40,247)        (36,334)
                                                                                  ----------------------------------
                                                     TOTAL SHAREHOLDERS' EQUITY           445,084         430,870
                                                                                  ----------------------------------
                                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $4,984,804      $4,904,547
                                                                                  ==================================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

 (Dollars in thousands, except per share data)                                              Three Months Ended
                                                                                                 March 31
                                                                                   ----------------------------------
                                                                                           2001            2000
                                                                                   ----------------------------------
Interest income
Interest and fees on loans                                                             $    71,142     $    69,843
Interest on federal funds sold and other short-term investments                                247             112
Interest and dividends on securities:
   Taxable                                                                                  17,981          20,735
   Tax-exempt                                                                                2,627           2,578
                                                                                   ----------------------------------
                                            Total interest income                           91,997          93,268

Interest expense
Interest on deposits                                                                        33,150          29,046
Interest on short-term borrowings                                                            3,816           3,887
Interest on Federal Home Loan Bank advances                                                 10,811          13,609
                                                                                   ----------------------------------
                                           Total interest expense                           47,777          46,542
                                                                                   ----------------------------------
                                              Net interest income                           44,220          46,726
Provision for loan losses                                                                    2,499           2,547
                                                                                   ----------------------------------
              Net interest income after provision for loan losses                           41,721          44,179

Other income
Income from mortgage banking operations                                                      5,225           3,383
Service charges, commissions, and fees                                                       6,017           5,093
Trust department income                                                                      2,015           1,692
Security gains                                                                                 142             318
Other income                                                                                   546             315
                                                                                   ----------------------------------
                                               Total other income                           13,945          10,801

Other expense
Salaries and employee benefits                                                              14,483          13,739
Net occupancy expense                                                                        2,658           3,161
Other expense                                                                                9,855          11,243
                                                                                   ----------------------------------
                                              Total other expense                           26,996          28,143
                                                                                   ----------------------------------
                                       Income before income taxes                           28,670          26,837

Income taxes                                                                                 9,318           8,849
                                                                                   ----------------------------------
                                                       Net income                      $    19,352     $    17,988
                                                                                   ==================================
Earnings per common share:
   Basic                                                                               $      0.46     $      0.43
                                                                                   ==================================
   Diluted                                                                             $      0.46     $      0.42
                                                                                   ==================================

Dividends per common share                                                             $      0.22     $      0.21
                                                                                   ==================================

Average outstanding shares:
   Basic                                                                                41,703,350      42,272,860
   Diluted                                                                              42,020,236      42,657,425

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                                    Three Months Ended March 31, 2001
                                        ------------------------------------------------------------------------------------------

                                              Common Stock                               Accumulated
                                        -------------------------                           Other                      Total
                                                        Par                  Retained   Comprehensive   Treasury   Shareholders'
                                           Shares      Value      Surplus    Earnings   Income (Loss)    Stock        Equity
                                        ------------------------------------------------------------------------------------------
Balance at January 1, 2001               43,381,769  $ 108,454    $85,032    $278,682      ($4,964)    ($36,334)     $430,870

Comprehensive income (loss):
   Net income                                     -          -          -      19,352            -            -        19,352
   Other comprehensive income
     (loss), net of tax:
     Unrealized gains on
       securities of $8,555 net
       of reclassification
       adjustment for gains included
       in net income of $92                       -          -          -           -        8,463            -         8,463
     Amortization of the unrealized
       loss for securities transferred
       from the available-for-sale to
       the held-to-maturity
       investment portfolio                       -          -          -           -          122            -           122

                                                                                                                  ----------------
   Total comprehensive income                                                                                          27,937
Purchase of treasury stock
    (225,000 shares)                              -          -          -            -           -       (4,967)       (4,967)
Cash dividends ($0.22 per share)                  -          -          -       (9,174)          -            -        (9,174)
Common stock options exercised
   (46,958 shares)                                -          -       (636)           -           -        1,054           418
                                        ------------------------------------------------------------------------------------------

Balance at March 31, 2001                43,381,769  $ 108,454    $84,396    $288,860       $3,621     ($40,247)     $445,084
                                        ==========================================================================================

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                ---------------------------
                                                                                    2001         2000
                                                                                ---------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                $ (1,869)    $ 32,742

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                          23,702        5,931
Purchases of investment securities                                                   (1,000)        (110)
Proceeds from sales of securities available for sale                                 16,048       72,221
Proceeds from maturities and calls of securities available for sale                  49,248       32,077
Purchases of securities available for sale                                         (132,862)     (36,023)
Net purchases of bank premises and equipment                                           (610)        (595)
Net cash paid in branch divestiture                                                  (8,644)
Net change in loans                                                                  20,643      (62,787)
                                                                                ---------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (33,475)      10,714

FINANCING ACTIVITIES
Cash dividends paid                                                                  (9,174)      (8,964)
Proceeds from exercise of stock options                                                 418        1,133
Acquisition of treasury stock                                                        (4,967)     (11,139)
Repayment of Federal Home Loan Bank borrowings                                      (25,156)    (590,159)
Proceeds from Federal Home Loan Bank borrowings                                          90      551,390
Changes in:
   Deposits                                                                          80,864       13,520
   Federal funds purchased, securities sold under agreements
        to repurchase and other borrowings                                            4,035      (48,889)
                                                                                ---------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  46,110      (93,108)
                                                                                ---------------------------

Increase (decrease) in cash and cash equivalents                                     10,766      (49,652)

Cash and cash equivalents at beginning of year                                      144,810      159,808
                                                                                ---------------------------

Cash and cash equivalents at end of period                                         $155,576     $110,156
                                                                                ===========================

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented in this report have not been audited. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2000 annual report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB Statement No. 137, (SFAS No. 137). The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth-specific criteria to determine when hedge accounting can be used. The statement also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement became effective for United beginning January 1, 2001. The adoption of this standard did not materially impact the reported financial position or results of operations of United based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance, which could require changes in United's application of this standard in the future.

In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. United adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. The adoption of this standard did not have a material impact on the financial position or results of operations of United.

During 2000, the Emerging Issues Task Force ("EITF") released EITF Issue No. 99-20, ("EITF 99-20"), which provides accounting guidance for the recognition of interest income and impairment on purchased and retained interests in securitized financial assets. EITF 99-20 requires that the holder of such instruments recognize the excess of all cash flows attributable to the beneficial interest using the effective yield method. In addition, EITF 99-20 provides a change in the determination of impairment, whereby, if the fair value of the beneficial interest has declined below its carrying value, then an impairment analysis should be performed. If there has been an adverse change in the estimated cash flows from the previous cash flows projected, then the condition for an other-than-temporary impairment has been met and the beneficial interest should be written down to the estimated fair value. EITF 99-20 is effective beginning the second quarter of 2001. On the date of adoption (i.e. April 1, 2001), beneficial interests determined to have an other-than-temporary impairment in accordance with EITF 99-20 would be written down to the estimated fair value, with the amount of the write-down reported as a cumulative effect of a change in accounting principle on the Statement of Income. Based on current information, the adoption of EITF 99-20 is not expected to have a material impact on the financial position or results of operations of United.

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

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                        March 31, 2001
                                                ---------------------------------------------------------------
                                                                    Gross            Gross        Estimated
     (In thousands)                               Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                ---------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                  $  150,619       $  1,678         $  307        $  151,990
     State and political subdivisions                  53,130            345            386            53,089
     Mortgage-backed securities                       682,990         14,233            634           696,589
     Marketable equity securities                       8,551          1,020          1,815             7,756
     Other                                            106,518            166          1,379           105,305
                                                ---------------------------------------------------------------
     Total                                         $1,001,808       $ 17,442         $4,521        $1,014,729
                                                ===============================================================

                                                                      December 31, 2000
                                                ---------------------------------------------------------------
     (In thousands)                                                 Gross            Gross        Estimated
                                                  Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                ---------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                    $160,702         $  519         $1,797          $159,424
     State and political subdivisions                  52,095            307            575            51,827
     Mortgage-backed securities                       574,292          4,984          2,666           576,610
     Marketable equity securities                       8,551          1,107          1,024             8,634
     Other                                             69,723                           952            68,771
                                                ---------------------------------------------------------------
     Total                                           $865,363         $6,917         $7,014          $865,266
                                                ===============================================================

The cumulative net unrealized holding loss on available for sale securities resulted in an increase of $3,621 and a decrease of $4,964 to shareholders' equity, net of deferred income taxes at March 31, 2001 and December 31, 2000, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 2001 and December 31, 2000, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        March 31, 2001                     December 31, 2000
                                               ----------------------------------  ----------------------------------
                                                                   Estimated                           Estimated
                                                  Amortized          Fair              Amortized          Fair
                                                     Cost            Value               Cost            Value
                                               ----------------------------------  ----------------------------------
     Due in one year or less                       $   29,197      $   29,255            $ 20,690         $ 20,661
     Due after one year through five years             82,118          83,082              68,436           68,238
     Due after five years through ten years           136,881         138,577             146,984          147,021
     Due after ten years                              745,061         755,181             620,702          620,712
     Marketable equity securities                       8,551           8,634               8,551            8,634
                                               ----------------------------------  ----------------------------------
     Total                                         $1,001,808      $1,014,729            $865,363         $865,266
                                               ==================================  ==================================

The preceding table includes $696,589 and $576,610 of mortgage-backed securities at March 31, 2001 and December 31, 2000, respectively, with an amortized cost of $682,990 and $574,292 at March 31, 2001 and December 31, 2000, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

With the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, debt securities with an amortized cost of $71,293 and an estimated fair value of $71,668 were transferred into the available for sale category from the held to maturity category.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                        March 31, 2001
                                                ---------------------------------------------------------------
                                                                    Gross            Gross        Estimated
     (In thousands)                               Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                ---------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                    $ 33,928         $  207         $   44          $ 34,091
     State and political subdivisions                  92,310          2,058            743            93,625
     Mortgage-backed securities                         5,417             95                            5,512
     Other                                            157,229            758          1,806           156,181
                                                ---------------------------------------------------------------
     Total                                           $288,884         $3,118         $2,593          $289,409
                                                ===============================================================

                                                                      December 31, 2000
                                                ---------------------------------------------------------------
     (In thousands)                                                 Gross            Gross        Estimated
                                                  Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                ---------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                    $ 55,724       $    225         $  176          $ 55,773
     State and political subdivisions                  93,006          1,508            854            93,660
     Mortgage-backed securities                        70,279            654            285            70,648
     Other                                            161,059            110          2,845           158,324
                                                ---------------------------------------------------------------
     Total                                           $380,068       $  2,497         $4,160          $378,405
                                                ===============================================================

The amortized cost and estimated fair value of securities held to maturity at March 31, 2001, and December 31, 2000, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        March 31, 2001                     December 31, 2000
                                               ----------------------------------  ----------------------------------
                                                                   Estimated                           Estimated
                                                  Amortized          Fair              Amortized          Fair
                                                     Cost            Value               Cost            Value
                                               ----------------------------------  ----------------------------------
     Due in one year or less                         $  2,052        $  2,469            $  7,711         $  7,725
     Due after one year through five years             31,733          32,971              47,862           48,563
     Due after five years through ten years            74,464          75,564              90,590           90,365
     Due after ten years                              180,635         178,405             233,905          231,752
                                               ----------------------------------  ----------------------------------
     Total                                           $288,884        $289,409            $380,068         $378,405
                                               ==================================  ==================================

The preceding table includes $5,512 and $70,279 of mortgage-backed securities at estimated fair value at March 31, 2001 and December 31, 2000, respectively, with an amortized cost of $5,417 and $70,648 at March 31, 2001 and December 31, 2000, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

At March 31, 2000, debt securities with an amortized cost of $146,229 and an estimated fair value of $138,122 were transferred into the held to maturity category from the available for sale category. The cumulative unrealized loss of $8,107 at the date of transfer will be retained in the carrying value of the held to maturity securities. The cumulative unrealized loss, net of deferred taxes, of $5,270 will be retained as a separate component of shareholders' equity. Such amounts will be amortized over the estimated remaining life of the securities. At March 31, 2001, the cumulative unrealized loss balances, gross and net of deferred taxes, were $7,353 and $4,779, respectively.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $801,273 and $788,899 at March 31, 2001 and December 31, 2000, respectively.

4.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                                            March 31, 2001     December 31, 2000
                                                                           ----------------   -----------------
     Loans past due 90 days or more and still accruing interest                    $4,698          $  4,717
     Nonaccrual loans                                                               7,588             8,131
                                                                           ----------------   -----------------

     Total nonperforming loans                                                    $12,286           $12,848
                                                                           ================   =================


5.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                                                   Three Months Ended
                                                                                        March 31
                                                                           ------------------------------------
                                                                                 2001              2000
                                                                           -----------------    ---------------
     Balance at beginning of period                                             $  40,532         $  39,599
     Provision charged to expense                                                   2,499             2,547
                                                                           -----------------    ---------------
                                                                                   43,031            42,146
     Loans charged-off                                                             (2,672)           (2,859)
     Less recoveries                                                                  832               203
                                                                           -----------------    ---------------

     Net Charge-offs                                                               (1,840)           (2,656)
                                                                           -----------------    ---------------

     Balance at end of period                                                     $41,191           $39,490
                                                                           =================    ===============

The average recorded investment in impaired loans during the quarter ended March 31, 2001 and for the year ended December 31, 2000 was approximately $11,491 and $15,557, respectively. For the quarters ended March 31, 2001 and 2000, United recognized interest income on the impaired loans of approximately $121 and $211, respectively, substantially all of which was recognized using the accrual method of income recognition.

At March 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,497 (of which $7,589 was on a nonaccrual basis). Included in this amount is $6,077 of impaired loans for which the related allowance for loan losses is $1,041 and $4,420 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $319 and $555 for the quarters ended March 31, 2001 and 2000, respectively.

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

                                                                                        General
                                                          Mortgage      Community      Corporate
                                                          Banking        Banking      And Other*     Consolidated
                                                       -------------------------------------------------------------
                                                                              (In thousands)
March 31, 2001
--------------
Net interest income                                    $     1,534     $     42,573   $       113    $     44,220
Provision for loan losses                                        -            2,499             -           2,499
Net interest income after provision for loan losses          1,534           40,074           113          41,721
Noninterest income                                           5,225            8,707            13          13,945
Noninterest expense                                          4,739           21,681           576          26,996
Income before income taxes                                   2,020           27,100          (450)         28,670
Income tax expense                                             540            8,924          (146)          9,318
Net income                                                   1,480           18,176          (304)         19,352
Average total assets                                       179,969        4,682,002       (11,785)      4,850,186

March 31, 2000
--------------
Net interest income                                    $     1,470     $     44,910   $       346    $     46,726
Provision for loan losses                                       16            2,531             -           2,547
Net interest income after provision for loan losses          1,454           42,379           346          44,179
Noninterest income                                           3,430            6,024         1,347          10,801
Noninterest expense                                          3,178           24,859           106          28,143
Income (loss) before income taxes                            1,706           23,544         1,587          26,837
Income tax expense                                             337            7,989           523           8,849
Net income (loss)                                            1,369           15,555         1,064          17,988
Average total assets                                        91,906        4,891,166        (8,320)      4,974,752

* General corporate and other includes intercompany eliminations


8.  COMPREHENSIVE INCOME

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

The components of total comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:

                                                                               Three Months Ended
                                                                                    March 31
                                                                        ----------------------------------
                                                                             2001              2000
                                                                        ---------------- -----------------
     Net Income                                                             $   19,352        $  17,988
     Other Comprehensive Income (Loss), Net of Tax:
          Unrealized gain (loss) on available-for-sale
            securities arising during the period                                 8,555           (1,004)
          Less:  Reclassification adjustment for gains
                 included in net income                                            (92)            (207)
          Amortization of the unrealized loss for
            securities transferred from the
            available-for-sale to the held to maturity
            investment portfolio                                                   122
                                                                        ---------------- -----------------
     Total Comprehensive Income                                             $   27,937       $   16,777
                                                                        ================ =================

9.   EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

                                                Three Months Ended
                                                     March 31
                                             -------------------------
(Dollars in thousands, except per share)         2001          2000
                                             -----------   -----------
Basic

Net Income                                   $    19,352   $    17,988
                                             ===========   ===========
Average common shares outstanding             41,703,350    42,272,860
                                             ===========   ===========
Earnings per basic common share              $      0.46   $      0.43

Diluted

Net Income                                   $    19,352   $    17,988
                                             ===========   ===========
Average common shares outstanding             41,703,350    42,272,860
Equivalents from stock options                   316,886       384,565
                                             -----------   -----------
Average diluted shares outstanding            42,020,236    42,657,425
                                             ===========   ===========

Earnings per diluted common share            $      0.46   $      0.42

10.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 2001 and March 31, 2000 with the interest rate earned or paid on such amount.

                                                         Three Months Ended                           Three Months Ended
                                                           March 31, 2001                               March 31, 2000
                                                --------------------------------------        ------------------------------------
                                                   Average                  Avg.                 Average                 Avg.
(Dollars in thousands)                             Balance    Interest      Rate                 Balance    Interest     Rate
                                                --------------------------------------        ------------------------------------
ASSETS
Earning Assets:
 Federal funds sold and securities
   repurchased under agreements to resell and
   other short-term investments                 $    16,178   $      247        6.19%         $     6,996   $      112      6.46%
 Investment Securities:
         Taxable                                  1,052,439       17,981        6.93%           1,229,866       20,735      6.78%
         Tax-exempt (1) (2)                         195,878        3,652        7.56%             201,342        3,607      7.20%
                                                --------------------------------------        ------------------------------------
                    Total Securities              1,248,317       21,633        7.03%           1,431,208       24,342      6.84%
 Loans, net of unearned income (1) (2) (3)        3,359,725       72,985        8.76%           3,288,222       71,689      8.75%
 Allowance for loan losses                          (40,901)                                      (39,609)
                                                --------------                                --------------
 Net loans                                        3,318,824                     8.87%           3,248,613                   8.80%
                                                --------------------------------------        ------------------------------------
Total earning assets                              4,583,319   $   94,865        8.33%           4,686,817   $   96,143      8.22%
                                                             -------------------------                     -----------------------
Other assets                                        266,867                                       287,935
                                                --------------                                --------------
                                 TOTAL ASSETS   $ 4,850,186                                   $ 4,974,752
                                                ==============                                ==============

LIABILITIES
Interest-Bearing Funds:
     Interest-bearing deposits                  $ 2,865,822   $   33,150        4.69%         $ 2,770,075   $   29,046      4.22%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                319,938        3,816        4.84%             322,221        3,887      4.85%
     FHLB advances                                  686,763       10,811        6.38%             960,393       13,609      5.70%
                                                --------------------------------------        ------------------------------------
Total Interest-Bearing Funds                      3,872,523       47,777        5.00%           4,052,689       46,542      4.62%
                                                             -------------------------                     -----------------------
     Demand deposits                                479,797                                       462,542
     Accrued expenses and other liabilities          58,736                                        58,664
                                                --------------                                --------------
                            TOTAL LIABILITIES     4,411,056                                     4,573,895
SHAREHOLDERS' EQUITY                                439,130                                       400,857
                                                --------------                                --------------
                        TOTAL LIABILITIES AND
                         SHAREHOLDERS' EQUITY   $ 4,850,186                                   $ 4,974,752
                                                ==============                                ==============

NET INTEREST INCOME                                           $   47,088                                    $   49,601
                                                             ============                                  ============

INTEREST SPREAD                                                                 3.33%                                       3.60%

NET INTEREST MARGIN                                                             4.10%                                       4.23%

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

OVERVIEW

Net income for the first quarter of 2001 was $19.35 million or $0.46 per share compared to $17.99 million or $0.42 per share for the first quarter of 2000. This represents a 7.58% increase in net income and a 9.53% increase in earnings per share. United's annualized return on average assets was 1.62% and return on average shareholders' equity was 17.87% for the first quarter of 2001 as compared to 1.45% and 18.05% for the first quarter of 2000.

The net interest margin was 4.10% for the first three months of 2001. Tax-equivalent net interest income declined $2.51 million or 5.07% for the first three months of 2001 as compared to the same period for 2000. The provision for loan losses remained relatively flat compared to the previous year-to-date. Noninterest income increased $3.14 million or 29.11% for the first three months of 2001 when compared to the first three months of 2000. Noninterest expenses decreased $1.15 million or 4.08% for the first three months of 2001 compared to the same period in 2000. United's effective tax rate was 32.50% and 32.97% in 2001 and 2000, respectively.

Total assets grew slightly to $4.98 billion at March 31, 2001, an $80.26 million or 1.64% increase from year end. In terms of asset composition since year end 2000, the March 31, 2001 balance sheet reflects a $10.77 million increase in cash and cash equivalents and a $58.28 million increase in investment securities. Overall, loans held for sale increased $35.32 million as loan originations exceeded sales in the secondary market. Portfolio loans, net of unearned income declined slightly from December 31, 2000. All other categories of assets were moderately flat compared to year end 2000.

Interest-bearing deposits increased $69.04 million compared to year end while noninterest-bearing deposits increased only slightly for the quarter. United's total borrowed funds decreased $21.03 million or 2.03% as FHLB borrowings decreased $25.07 million and was partially offset by increased short-term borrowings of $4.04 million to capitalize on lower short-term interest rates. Accrued expenses and other liabilities increased $15.82 million or 37.67% since year end 2000 primarily as a result of a timing difference in the payment of income taxes.

Shareholders' equity increased $14.21 million or 3.30% as compared to December 31, 2000 as United continued to balance capital adequacy and returns to shareholders. At March 31, 2001, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the quarters ended March 31, 2001 and 2000, tax-equivalent net interest income was $47.09 million and $49.60 million, respectively. These results represent a decrease of $2.51 million or 5.07% during the first quarter of 2001 when compared to the prior-year quarter. United's tax-equivalent net interest margin was 4.10% for the first three months of 2001 and 4.23% for the same period in 2000. The decline in the margin results was due to a 27 basis point narrowing of the interest spread between earning assets and interest-bearing funds. The level of both earning assets and interest-bearing liabilities remained relatively flat for the first quarter of 2001 when compared to the first quarter of 2000.

PROVISION FOR LOAN LOSSES

United's asset quality continues to be sound. Nonperforming loans were $12.29 million at March 31, 2001 and $12.85 million at December 31, 2000 which represented 0.25% of total assets at the end of the first three months of 2001, as compared to 0.26% for United at year end 2000. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $7.59 million and $4.70 million, respectively at March 31, 2001 as compared to $8.13 million and $4.72 million, respectively at year end 2000. Total nonperforming assets of $14.68 million, including OREO of $2.40 million at March 31, 2001, represented 0.29% of total assets at the end of the first quarter.

At March 31, 2001, impaired loans were $10.50 million, a decrease of $2.01 million or 16.05% from the $12.50 million in impaired loans at December 31, 2000. For further details, see Note 5 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company-wide process at March 31, 2001 produced increased allocations within two of four loan categories. The components of the allowance allocated to commercial loans increased $2.2 million, as a result of changes in historical loss factors. The real estate construction loan pool allocation increased by $122 thousand as a result of changes in volume. The consumer loan pool allocation decreased $130 thousand as a result of changes in volume and historical loss factors for this pool. The components of the allowance allocated to real estate loans decreased $245 thousand as a result of changes in volume and historical loss factors.

At March 31, 2001 and December 31, 2000, the allowance for loan losses was 1.30% and 1.27% of period-end loans, net of unearned income, respectively. At March 31, 2001 and December 31, 2000, the ratio of the allowance for loan losses to nonperforming loans was 335.3% and 315.5%, respectively.

Management believes that the allowance for loan losses of $41.19 million at March 31, 2001, is adequate to provide for potential losses on existing loans based on information currently available.

For the quarters ended March 31, 2001 and 2000, the provision for loan losses was $2.50 million and $2.55 million, respectively. Total net charge-offs were $1.84 million in the first three months of 2001 and $2.66 million during the same time period in 2000, which represents 0.05% and 0.08% of average loans for the respective quarters. The decrease in net charge-offs from the previous year quarter was primarily attributed to increased recoveries on commercial loans and fewer charge-offs of junior-lien mortgages. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $3.14 million or 29.11% for the first quarter of 2001 when compared to the same period in 2000. Income from mortgage banking operations increased $1.84 million or 54.45% for the first three months of 2001 as compared to the same period in 2000 due to increased loan sales in the secondary market. Sales of mortgage loans were $391.07 million for the first quarter of 2001 as compared to $218.93 million for the first quarter of 2000, an increase of 78.63%. Trust fees increased $323 thousand or 19.09% while deposit services fees increased $924 thousand or 18.14% compared to the first quarter of 2000.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses decreased $1.15 million or 4.08% for the first quarter ended March 31, 2001 as compared to the same period in 2000.

Total salaries and benefits increased by 5.42% or $744 thousand for the first quarter of 2001 when compared to the same period of 2000. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels.

Net occupancy expense for the first quarter of 2001 decreased by $503 thousand or 15.91% when compared to the first quarter of 2000. The overall change in net occupancy expense for the first quarter of 2001 was due mainly to decreases in both real property taxes on owned premises and rental expense on leased offices.

Other expense decreased $1.39 million or 12.35% for the first quarter of 2001 when compared to the previous year quarter. United divested of a branch office and sold other bank premises during the quarter for a total gain of $1.24 million.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. On the surface, this would indicate that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset sensitive in the one year horizon in the amount of $194 million or 4.07% of the cumulative gap to related earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of March 31, 2001 and March 31, 2000:

             Change in
          Interest Rates             Percentage Change in Net Interest Income
                                   --------------------------------------------
          (basis points)              March 31, 2001            March 31, 2000
          --------------              --------------            --------------
               +200                       -1.65%                    -3.97%
               -200                       -4.72%                     3.71%

At March 31, 2001, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it was estimated net interest income for United would decrease by 1.65% over one year as compared to an decrease of 3.97% at March 31, 2000. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.72% over one year at March 31, 2001 as compared to a increase of 3.71% at March 31, 2000. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of March 31, 2001:

Interest Rate Sensitivity Gap

                                              Days
                                -----------------------------------    Total         1-5        Over 5
                                   0-90      91-180      181-365     One Year       Years        Years        Total
                                ---------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Federal funds sold and
     securities  purchased
     under agreements to
     resell and other
     short-term investments     $   48,200                            $   48,200                             $   48,200
  Investment and Marketable
     Equity Securities
      Taxable                      102,043  $   23,415   $   49,230      174,688   $  312,729   $  670,797    1,158,214
      Tax-exempt                       310       2,398          202        2,910       11,558      130,931      145,399
  Loans, net of unearned
     income                      1,249,070     175,804      325,373    1,750,247      814,777      845,970    3,410,994
                                ---------------------------------------------------------------------------------------

Total Interest-Earning Assets   $1,399,623  $  201,617   $  374,805   $1,976,045   $1,139,064   $1,647,698   $4,762,807
                                ==========  ==========   ==========   ==========   ==========   ==========   ==========

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW accounts      $1,200,925                            $1,200,925                             $1,200,925
  Time deposits of
     $100,000 & over                81,971  $   51,923   $  145,036      278,930   $  108,403   $      125      387,458
  Other time deposits              279,818     269,314      377,020      926,152      406,279          261    1,332,692
  Federal funds purchased,
     repurchase agreements
     and other short-term
     borrowings                    272,998                   10,000      282,998       54,753                   337,751
  FHLB advances                                              20,228       20,228       47,500      613,718      681,446
                                ---------------------------------------------------------------------------------------

Total Interest-Bearing Funds    $1,835,712  $  321,237   $  552,284   $2,709,233   $  616,935   $  614,104   $3,940,272
                                ==========  ==========   ==========   ==========   ==========   ==========   ==========

Interest Sensitivity Gap        $ (436,089) $ (119,620)  $ (177,479)  $ (733,188)  $  522,129   $1,033,594   $  822,535
                                ==========  ==========   ==========   ==========   ==========   ==========   ==========

Cumulative Gap                  $ (436,089) $ (555,709)  $ (733,188)  $ (733,188)  $ (211,059)  $  822,535   $  822,535
                                ==========  ==========   ==========   ==========   ==========   ==========   ==========

Cumulative Gap as a
  Percentage of
  Total Earning Assets               (9.16%)    (11.67%)     (15.39%)     (15.39%)      (4.43%)      17.27%       17.27%

Management Adjustments          $1,159,080  $  (77,311)  $ (154,505)  $  927,264   $ (927,264)               $        0

Off-Balance Sheet Activities
                                ---------------------------------------------------------------------------------------
Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities                    $  772,991  $  526,060   $  194,076   $  194,076   $ (211,059)  $  822,535   $  822,535
                                ==========  ==========   ==========   ==========   ==========   ==========   ==========

Cumulative Management
  Adjusted Gap and
  Off-Balance Sheet
  Activities as a
  Percentage of Total
  Earning Assets                     15.18%      11.05%        4.07%        4.07%       (4.43%)      17.27%       17.27%
                                ==========  ==========   ==========   ==========   ==========   ==========   ==========

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

For the three months ended March 31, 2001, cash of $1.87 million was used in operations by United primarily as a result of $31.89 million of excess originations over sales of mortgage loans to sell in the secondary market. During the same period, net cash of $33.48 million was used in investing activities which was primarily due to $44.86 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities. During the first three months of 2001, net cash of $46.11 million was provided by financing activities, primarily due to growth in deposits of $80.86 million, which more than offset net repayment of approximately $25.16 million of FHLB borrowings, payment of $9.17 million in cash dividends and $4.97 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $10.77 million for the first three months of 2001.

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

CAPITAL

Total shareholders' equity increased $14.21 million to $445.08 million from $430.87 million at December 31, 2000. Included in the shareholders' equity balance at March 31, 2001 is the previously mentioned cumulative unrealized loss, net of deferred taxes, of $5.27 million for the transfer of debt securities from the available for sale portfolio into the held to maturity portfolio. This amount will be amortized over the estimated remaining life of the securities. Since year end, United has experienced an increase of $8.46 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio due primarily to decreased market interest rates. During the quarter, 225,000 shares were repurchased under a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. Through March 31, 2001, 444,300 shares have been repurchased since the plan's implementation. United's equity to assets ratio was 8.93% at March 31, 2001, as compared to 8.79% at December 31, 2000. The primary capital ratio, capital and reserves to total assets and reserves, was 9.68% at March 31, 2001, as compared to 9.53% at December 31, 2000.

Cash dividends of $0.22 per common share for the first quarter of 2001 represent an increase of 5% over the $0.21 paid for first quarter of 2000. Total cash dividends were approximately $9.17 million for the first quarter of 2001, an increase of 3.33% over the comparable period of 2000.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 9.05% at March 31, 2000 and 8.06% at March 31, 2000. Based on regulatory requirements, United and its banking subsidiaries are categorized as "well capitalized" institutions. United's risk-based capital ratios of 11.74% at March 31, 2001 and 11.77% at December 31, 2000, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 10.65% and 8.37%, respectively, at March 31, 2001, are also well above regulatory minimum requirements.