Form 10-Q
period 2001-06-30
UNITED BANKSHARES INC/WV
filed 2001-08-10
CIK 729986

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2001

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

Class - Common Stock, $2.50 Par Value; 41,266,638 shares outstanding as of July 31, 2001.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
-----------------------------------------------------------------------------

 Consolidated Balance Sheets (Unaudited)
 June 30, 2001 and December 31, 2000........................................6

 Consolidated Statements of Income (Unaudited) for the
 Three and Six Months Ended June 30, 2001 and 2000..........................7

 Consolidated Statement of Changes in Shareholders' Equity
 (Unaudited) for the Six Months Ended June 30, 2001.........................8

 Condensed Consolidated Statements of Cash Flows (Unaudited)
 for the Six Months Ended June 30, 2001 and 2000............................9

 Notes to Consolidated Financial Statements................................10


Information required by Item 303 of Regulation S-K

Item 2. Management's Discussion and Analysis of Financial
----------------------------------------------------------
        Condition and Results of Operations................................21
        -----------------------------------

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings......................................Not Applicable
-------------------------

Item 2. Changes in Securities..................................Not Applicable
-----------------------------

Item 3. Defaults Upon Senior Securities........................Not Applicable
---------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued

                                                                          Page
                                                                          ----

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of the Registrant held on Monday, May 21, 2001:

(a) To approve, ratify and confirm the 2001 Incentive Stock Option Plan that was approved by the Board of Directors of the Registrant at a regular meeting held on February 26, 2001. There were 28,332,734 affirmative votes cast, 6,275,654 negative votes and 668,776 abstaining votes.

(b) Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

Item 5. Other Information......................................Not Applicable
-------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


    (a)  Exhibits required by Item 601 of Regulation S-K

            None


    (b)  Reports on Form 8-K

            On June 14, 2001, United Bankshares, Inc. announced the signing of a definitive merger agreement with Century Bancshares, Inc.

            On July 18, 2001, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the second quarter and first half of 2001.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED BANKSHARES, INC.
                                        -----------------------
                                              (Registrant)



Date  August 10, 2001                   /s/ Richard M. Adams
      ---------------                   --------------------------
                                        Richard M. Adams, Chairman of
                                        the Board and Chief Executive
                                        Officer



Date  August 10, 2001                   /s/ Steven E. Wilson
      ---------------                   --------------------------
                                        Steven E. Wilson, Executive
                                        Vice President, Treasurer,
                                        Secretary and Chief Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2001 and December 31, 2000, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and six months ended June 30, 2001 and 2000, the related consolidated statement of changes in shareholders' equity for the six months ended June 30, 2001, the related condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                        June 30         December 31
                                                                                  2001              2000
                                                                               ----------------------------
Assets
Cash and due from banks                                                        $  116,711        $  142,801
Interest-bearing deposits with other banks                                          4,639               884
Federal funds sold                                                                                    1,125
                                                                               ----------------------------
Total cash and cash equivalents                                                   121,350           144,810

Securities available for sale at estimated fair value (amortized
 cost-$1,158,561 at June 30, 2001 and $865,363 at December 31, 2000)            1,165,930           865,266

Securities held to maturity (estimated fair value-$283,723 at
June 30, 2001 and $378,405 at December 31, 2000)                                  284,987           380,068
Loans held for sale                                                               198,591           203,831
Loans
    Commercial, financial, and agricultural                                       600,318           564,887
    Real estate:
         Single family residential                                              1,308,037         1,352,955
         Commercial                                                               719,917           711,054
         Construction                                                             167,669           164,505
         Other                                                                     84,209            84,742
    Installment                                                                   327,874           319,351
                                                                               ----------------------------
                                                                                3,208,024         3,197,494
  Less: Unearned income                                                            (3,861)           (5,000)
                                                                               ----------------------------
Loans net of unearned income                                                    3,204,163         3,192,494
  Less: Allowance for loan losses                                                 (41,197)          (40,532)
                                                                               ----------------------------
Net loans                                                                       3,162,966         3,151,962
Bank premises and equipment                                                        43,344            44,481
Accrued interest receivable                                                        33,949            36,000
Other assets                                                                       83,490            78,129
                                                                               ----------------------------
                                                            TOTAL ASSETS       $5,094,607        $4,904,547
                                                                               ============================

Liabilities
Domestic deposits:
  Noninterest-bearing                                                          $  536,287        $  539,415
  Interest-bearing                                                              2,914,652         2,852,034
                                                                               ----------------------------
Total deposits                                                                  3,450,939         3,391,449

Borrowings:
  Federal funds purchased                                                          21,030            15,720
  Securities sold under agreements to repurchase                                  364,810           313,349
  Federal Home Loan Bank borrowings                                               750,427           706,512
  Other borrowings                                                                  5,091             4,647
Accrued expenses and other liabilities                                             57,343            42,000
                                                                               ----------------------------
                                                       TOTAL LIABILITIES        4,649,640         4,473,677

Shareholders' equity
Common stock, $2.50 par value; Authorized-100,000,000 shares;
 issued-43,381,769 at June 30, 2001 and December 31, 2000, including
 2,073,601 and 1,616,498 shares in treasury at June 30, 2001 and
 December 31, 2000, respectively                                                  108,454           108,454



Surplus                                                                            84,117            85,032
Retained earnings                                                                 299,114           278,682
Accumulated other comprehensive income (loss)                                         132            (4,964)
Treasury stock, at cost                                                           (46,850)          (36,334)
                                                                               ----------------------------
                                              TOTAL SHAREHOLDERS' EQUITY          444,967           430,870
                                                                               ----------------------------
                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $5,094,607        $4,904,547
                                                                               ============================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)                              Three Months Ended               Six Months Ended
                                                                                June 30                          June 30
                                                                     ----------------------------     -----------------------------
                                                                         2001              2000           2001              2000
                                                                     ----------------------------     -----------------------------
Interest income
Interest and fees on loans                                           $    69,166       $    71,705    $   140,308       $   141,548
Interest on federal funds sold and other short-term
 investments                                                                 247                90            494               202

Interest and dividends on securities:
 Taxable                                                                  19,251            19,733         37,232            40,468
 Tax-exempt                                                                3,032             2,535          5,659             5,113
                                                                     -----------------------------    -----------------------------

                                     Total interest income                91,696            94,063        183,693           187,331

Interest expense
Interest on deposits                                                      30,964            30,258         64,114            59,304
Interest on short-term borrowings                                          3,531             5,007          7,347             8,894
Interest on Federal Home Loan Bank advances                               10,972            13,367         21,783            26,976
                                                                     -----------------------------    -----------------------------
                                    Total interest expense                45,467            48,632         93,244            95,174
                                                                     -----------------------------    -----------------------------
                                       Net interest income                46,229            45,431         90,449            92,157
Provision for loan losses                                                  2,143             3,851          4,642             6,398
                                                                     -----------------------------    -----------------------------

       Net interest income after provision for loan losses                44,086            41,580         85,807            85,759

Other income
Income from mortgage banking operations                                    6,469             4,159         11,694             7,542
Service charges, commissions, and fees                                     6,647             5,634         12,664            10,727
Income from fiduciary activities                                           2,194             1,753          4,209             3,445
Security (losses) gains                                                     (718)              505           (576)              823
Other income                                                                 304               413            850               728
                                                                     -----------------------------    -----------------------------

                                        Total other income                14,896            12,464         28,841            23,265

Other expense
Salaries and employee benefits                                            15,446            13,610         29,929            27,349
Net occupancy expense                                                      2,683             2,870          5,341             6,031
Other expense                                                             11,324            10,626         21,179            21,869
                                                                     -----------------------------    -----------------------------
                                       Total other expense                29,453            27,106         56,449            55,249
                                                                     -----------------------------    -----------------------------
                                Income before income taxes                29,529            26,938         58,199            53,775

Income taxes                                                               9,745             8,815         19,063            17,664
                                                                     -----------------------------    -----------------------------
                                                Net income           $    19,784       $    18,123    $    39,136       $    36,111
                                                                     =============================    =============================
Earnings per common share:
 Basic                                                                     $0.48             $0.43          $0.94             $0.86
                                                                     =============================    =============================
 Diluted                                                                   $0.47             $0.43          $0.93             $0.85
                                                                     =============================    =============================

Dividends per common share                                                 $0.23             $0.21          $0.45             $0.42
                                                                     =============================    =============================

Average outstanding shares:
 Basic                                                                41,466,564        41,931,050     41,584,502        42,110,730
 Diluted                                                              41,823,411        42,264,141     41,914,814        42,449,089


See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                                       Six Months Ended June 30, 2001
                                      ---------------------------------------------------------------------------------------------
                                            Common Stock                                  Accumulated
                                      -------------------------                              Other                        Total
                                                         Par                 Retained    Comprehensive    Treasury    Shareholders'
                                           Shares       Value     Surplus    Earnings    Income (Loss)      Stock         Equity
                                      ---------------------------------------------------------------------------------------------
Balance at January 1, 2001               43,381,769    $108,454   $85,032    $278,682       ($4,964)     ($36,334)        $430,870

Comprehensive income (loss):
 Net income                                       -           -         -      39,136             -             -           39,136
 Other comprehensive income (loss),
  net of tax:
  Unrealized gains on securities of
      $4,478 net of reclassification
      adjustment for losses included
      in net income of $374                       -           -         -           -         4,852             -            4,852

  Amortization of unrealized loss for
      securities transferred from the
      available for sale to the
      held-to-maturity investment
      portfolio                                   -           -         -           -           244             -              244
                                                                                                                          --------
 Total comprehensive income                                                                                                 44,232
Purchase of treasury stock
 (530,000 shares)                                 -           -         -           -             -       (12,153)         (12,153)
Cash dividends ($0.45 per share)                  -           -         -     (18,704)            -             -          (18,704)
Common stock options exercised
 (72,897 shares)                                  -           -      (915)          -             -         1,637              722
                                         -----------------------------------------------------------------------------------------
Balance at June 30, 2001                 43,381,769    $108,454   $84,117    $299,114      $    132      ($46,850)        $444,967
                                         =========================================================================================

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                          Six Months Ended
                                                                                              June 30
                                                                                    --------------------------
                                                                                       2001             2000
                                                                                    --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  60,509        $  13,155

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                            27,784           13,305
Purchases of investment securities                                                     (1,000)            (110)
Proceeds from sales of securities available for sale                                   96,524          100,626
Proceeds from maturities and calls of securities available for sale                   129,808           57,992
Purchases of securities available for sale                                           (451,326)         (50,809)
Net purchases of bank premises and equipment                                           (1,650)          (1,050)
Net cash paid in branch divestiture                                                    (8,644)
Net change in loans                                                                   (16,310)         (58,184)
                                                                                    --------------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  (224,814)          61,770
                                                                                    --------------------------

FINANCING ACTIVITIES
Cash dividends paid                                                                   (17,956)         (17,843)
Acquisition of treasury stock                                                         (12,153)         (14,181)
Proceeds from exercise of stock options                                                   722            1,555
Repayment of Federal Home Loan Bank borrowings                                        (26,181)        (625,292)
Proceeds from Federal Home Loan Bank borrowings                                        70,096          556,390
Changes in:
 Deposits                                                                              69,102            9,940
 Federal funds purchased, securities sold under agreements
      to repurchase and other borrowings                                               57,215          (20,903)
                                                                                    --------------------------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   140,845         (110,334)
                                                                                    --------------------------

Decrease in cash and cash equivalents                                                 (23,460)         (35,409)

Cash and cash equivalents at beginning of year                                        144,810          159,808
                                                                                    --------------------------

Cash and cash equivalents at end of period                                          $ 121,350        $ 124,399
                                                                                    ==========================

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

On January 1, 2001, United adopted Financial Accounting Standards Board (FASB) Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB Statement No. 137, (SFAS No. 137). The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth-specific criteria to determine when hedge accounting can be used. The statement also provides offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this standard did not materially impact the reported financial position or results of operations of United based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance, which could require changes in United's application of this standard in the future.

In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS No. 140"). It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. United adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. The adoption of this standard did not have a material impact on the financial position or results of operations of United.

On April 1, 2001, United adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, ("EITF 99-20"), which provides accounting guidance for the recognition of interest income and impairment on purchased and retained interests in securitized financial assets. EITF 99-20 requires that the holder of such instruments recognize the excess of all cash flows attributable to the beneficial interest using the effective yield method. In addition, EITF 99-20 provides a change in the determination of impairment, whereby, if the fair value of the beneficial interest has declined below its carrying value, then an impairment analysis should be performed. If there has been an adverse change in the estimated cash flows from the previous cash flows projected, then the condition for an other-than-temporary impairment has been met and the beneficial interest should be written down to the estimated fair value. On the date of adoption (i.e. April 1, 2001), beneficial interests determined to have an other-than-temporary impairment in accordance with EITF 99-20 were to be written down to the estimated fair value, with the amount of the write-down reported as a cumulative effect of a change in accounting principle on the Statement of Income. The adoption of this standard did not have a material impact on the financial position or results of operations of United.

In July 2001, the FASB issued Statement No. 141 ("SFAS No. 141"), "Business Combinations", and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141, which supercedes Accounting Principles Board Opinion No. 16, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142, which supercedes Accounting Principles Board Opinion No. 17, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Essentially, the provisions of SFAS No. 141 are effective immediately, while the provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 (i.e. January 1, 2002). Management estimates the benefit associated with the elimination of goodwill amortization in 2002 to be approximately $1.7 million after tax, or $.04 per diluted share. During 2002, United will perform the required impairment tests of goodwill and indefinite lived intangible assets in accordance with the new standard. The result of such tests is not anticipated to have a material impact on the financial position or results of operations of United based on current information.

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

3.  ACQUISITION

On June 14, 2001, United entered into an agreement with Century Bancshares, Inc. ("Century"), headquartered in Washington, D.C. to acquire 100% of the outstanding common stock of Century. Under the agreement, Century shareholders will receive 0.45 shares of United Bankshares, Inc. common stock plus $3.43 in cash for each share of Century common stock. The transaction, valued at approximately $67,676 at the time of the agreement, will be accounted for using the purchase method of accounting. It is anticipated that the proposed acquisition will be consummated during the fourth quarter of 2001. Consummation of the transaction is subject to approval of the shareholders of Century and the receipt of all required regulatory approvals, as well as other customary conditions.

At June 30, 2001, Century had consolidated assets of approximately $415,028 and shareholders' equity of $25,063.

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                     June 30, 2001
                                          -----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
(In thousands)                                Amortized       Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses          Value
                                          -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                   $  126,286        $   944           $  643         $  126,587


State and political subdivisions                52,820            218            1,051             51,987
Mortgage-backed securities                     833,712         11,939            2,200            843,451
Marketable equity securities                     8,415            946              756              8,605
Other                                          137,328             92            2,120            135,300
                                          -----------------------------------------------------------------
Total                                       $1,158,561        $14,139           $6,770         $1,165,930
                                          =================================================================
                                                                   December 31, 2000
                                          -----------------------------------------------------------------
(In thousands)                                                   Gross            Gross         Estimated
                                              Amortized       Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses          Value
                                          -----------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                     $160,702        $   519           $1,797         $  159,424


State and political subdivisions                52,095            307              575             51,827
Mortgage-backed securities                     574,292          4,984            2,666            576,610
Marketable equity securities                     8,551          1,107            1,024              8,634
Other                                           69,723                             952             68,771
                                          -----------------------------------------------------------------
Total                                         $865,363        $ 6,917           $7,014         $  865,266
                                          =================================================================

The cumulative net unrealized holding loss on available for sale securities resulted in an increase of $132 and a decrease of $4,964 to shareholders' equity, net of deferred income taxes at June 30, 2001 and December 31, 2000, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 2001 and December 31, 2000, by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     June 30, 2001                         December 31, 2000
                                         ----------------------------------      ----------------------------------
                                                               Estimated                               Estimated
                                              Amortized           Fair                Amortized           Fair
                                                 Cost            Value                   Cost            Value
                                         ----------------------------------      ----------------------------------
Due in one year or less                         $   20,099       $   20,223               $ 20,690         $ 20,661
Due after one year through five years               73,830           74,321                 68,436           68,238
Due after five years through ten years             144,675          145,114                146,984          147,021
Due after ten years                                911,406          917,638                620,702          620,712
Marketable equity securities                         8,551            8,634                  8,551            8,634
                                                ---------------------------               -------------------------
Total                                           $1,158,561       $1,165,930               $865,363         $865,266
                                                ===========================               =========================

The preceding table includes $843,451 and $576,610 of mortgage-backed securities at June 30, 2001 and December 31, 2000, respectively, with an amortized cost of $833,712 and $574,292 at June 30, 2001 and December 31, 2000, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

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

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                     June 30, 2001
                                                -----------------------------------------------------------
                                                                    Gross            Gross        Estimated
(In thousands)                                  Amortized        Unrealized        Unrealized        Fair
                                                   Cost             Gains            Losses         Value
                                                -----------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                        $ 31,393            $   14           $  286       $ 31,121


State and political subdivisions                   91,330             1,763              837         92,256
Mortgage-backed securities                          4,821                75                           4,896
Other                                             157,443               334            2,327        155,450
                                                 ----------------------------------------------------------
Total                                            $284,987            $2,186           $3,450       $283,723
                                                 ==========================================================

                                                                   December 31, 2000
                                                -----------------------------------------------------------
                                                                    Gross            Gross        Estimated
(In thousands)                                  Amortized        Unrealized        Unrealized        Fair
                                                   Cost             Gains            Losses         Value
                                                -----------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                        $ 55,724            $  225           $  176       $ 55,773


State and political subdivisions                   93,006             1,508              854         93,660
Mortgage-backed securities                         70,279               654              285         70,648
Other                                             161,059               110            2,845        158,324
                                                 ----------------------------------------------------------
Total                                            $380,068            $2,497           $4,160       $378,405
                                                 ==========================================================

The amortized cost and estimated fair value of securities held to maturity at June 30, 2001, and December 31, 2000, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        June 30, 2001                         December 31, 2000
                                                 --------------------------              ---------------------------
                                                                  Estimated                                Estimated
                                                 Amortized           Fair                Amortized            Fair
                                                    Cost            Value                   Cost             Value
                                                 --------------------------              ---------------------------
Due in one year or less                           $  1,701         $  2,115               $  7,711         $  7,725
Due after one year through five years               30,740           31,907                 47,862           48,563
Due after five years through ten years              73,999           74,573                 90,590           90,365
Due after ten years                                178,547          175,128                233,905          231,752
                                                  -------------------------               -------------------------
Total                                             $284,987         $283,723               $380,068         $378,405
                                                  =========================               =========================

The preceding table includes $4,821 and $70,279 of mortgage-backed securities at June 30, 2001 and December 31, 2000, respectively, with an estimated fair value of $4,896 and $70,648 at June 30, 2001 and December 31, 2000, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

At March 31, 2000, debt securities with an amortized cost of $146,229 and an estimated fair value of $138,122 were transferred into the held to maturity category from the available for sale category. The cumulative unrealized loss of $8,107 at the date of transfer will be retained in the carrying value of the held to maturity securities. The cumulative unrealized loss, net of deferred taxes, of $5,270 will be retained as a separate component of shareholders' equity. Such amounts will be amortized over the estimated remaining life of the securities. At June 30, 2001, the cumulative unrealized loss balances, gross and net of deferred taxes, were $7,165 and $4,657, respectively.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $873,435 and $788,899 at June 30, 2001 and December 31, 2000, respectively.

5.  NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                                            June 30,           December 31,
                                                                              2001                 2000
                                                                            --------           ------------
Loans past due 90 days or more and still accruing interest                  $ 5,143              $ 4,717
Nonaccrual loans                                                              6,062                8,131
                                                                            -------              -------
Total nonperforming loans                                                   $11,205              $12,848
                                                                            =======              =======

6.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                          Three Months Ended                             Six Months Ended
                                                                June 30                                       June 30
                                                     ------------------------------                ------------------------------
                                                       2001                  2000                    2001                  2000
                                                     --------              --------                --------              --------
Balance at beginning of period                       $41,191               $39,490                 $40,532               $39,599
Provision charged to expense                           2,143                 3,851                   4,642                 6,398
                                                     -------               -------                 -------               -------
                                                      43,334                43,341                  45,174                45,997
Loans charged-off                                     (2,490)               (4,389)                 (5,162)               (7,248)
Less: Recoveries                                         353                   372                   1,185                   575
                                                     -------               -------                 -------               -------
Net Charge-offs                                       (2,137)               (4,017)                 (3,977)               (6,673)
                                                     -------               -------                 -------               -------
Balance at end of period                             $41,197               $39,324                 $41,197               $39,324
                                                     =======               =======                 =======               =======

The average recorded investment in impaired loans during the quarter ended June 30, 2001 and for the year ended December 31, 2000 was approximately $9,320 and $15,557, respectively. For the quarters ended June 30, 2001 and 2000, United recognized interest income on the impaired loans of approximately $59 and $214, respectively, substantially all of which was recognized using the accrual method of income recognition.

At June 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8,181 (of which $6,062 was on a nonaccrual basis). Included in this amount is $4,724 of impaired loans for which the related allowance for loan losses is $653 and $3,457 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $31 and $528 for the quarters ended June 30, 2001 and 2000, respectively, $349 and $1,083 for the six months ended June 30, 2001 and 2000, respectively.

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

                                                                                                   General
                                                           Mortgage             Community         Corporate
                                                            Banking              Banking          and Other*     Consolidated
                                                     ------------------------------------------------------------------------
                                                                                      (In thousands)
Three months ended June 30, 2001
--------------------------------
Net interest income                                          $  1,893         $   44,121          $    215         $   46,229
Provision for loan losses                                           -              2,143                 -              2,143
Net interest income after provision for loan losses             1,893             41,978               215             44,086
Noninterest income                                              6,469              8,351                76             14,896
Noninterest expense                                             5,440             23,590               423             29,453
Income (loss) before income taxes                               2,922             26,739              (132)            29,529
Income tax expense                                                755              9,033               (43)             9,745
Net income (loss)                                               2,167             17,706               (89)            19,784
Average total assets                                          199,469          4,760,335             1,389          4,961,193

Three months ended June 30, 2000
--------------------------------
Net interest income                                          $    808         $   44,370          $    253         $   45,431
Provision for loan losses                                          11              3,840                 -              3,851
Net interest income after provision for loan losses               797             40,530               253             41,580
Noninterest income                                              4,022              7,942               500             12,464
Noninterest expense                                             3,490             23,457               159             27,106
Income before income taxes                                      1,329             25,015               594             26,938
Income tax expense                                                434              8,184               197              8,815
Net income                                                        895             16,831               397             18,123
Average total assets                                          113,648          4,865,383           (35,860)         4,943,171

                                                                                                   General
                                                           Mortgage             Community         Corporate
                                                            Banking              Banking          and Other*     Consolidated
                                                     ------------------------------------------------------------------------
                                                                                      (In thousands)
Six months ended June 30, 2001
------------------------------
Net interest income                                          $  3,426         $   86,695          $    328         $   90,449
Provision for loan losses                                           -              4,642                 -              4,642
Net interest income after provision for loan losses             3,426             82,053               328             85,807
Noninterest income                                             11,694             17,058                89             28,841
Noninterest expense                                            10,179             45,271               999             56,449
Income (loss) before income taxes                               4,941             53,840              (582)            58,199
Income tax expense                                              1,295             17,957              (189)            19,063
Net income (loss)                                               3,646             35,883              (393)            39,136
Average total assets                                          190,767          4,720,775            (5,227)         4,906,315

Six months ended June 30, 2000
------------------------------
Net interest income                                          $  1,516         $   90,042          $    599         $   92,157
Provision for loan losses                                          27              6,371                 -              6,398
Net interest income after provision for loan losses             1,489             83,671               599             85,759
Noninterest income                                              7,452             13,966             1,847             23,265
Noninterest expense                                             6,668             48,317               264             55,249
Income before income taxes                                      2,273             49,320             2,182             53,775
Income tax expense                                                771             16,171               722             17,664
Net income                                                      1,502             33,149             1,460             36,111
Average total assets                                          102,777          4,875,934           (19,717)         4,958,994

* General corporate and other includes intercompany eliminations

9.  COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                             Three Months Ended                         Six Months Ended
                                                                   June 30                                   June 30
                                                        -----------------------------             ----------------------------
                                                          2001                 2000                 2001                2000
                                                        --------             --------             --------            --------
Net Income                                               $19,784              $18,123              $39,136             $36,111
Other Comprehensive Income (Loss), Net of Tax:
     Unrealized (loss) gain on available for
      sale securities arising during the period           (4,078)               1,827                4,478                 823

     Less:  Reclassification adjustment for
      losses (gains) included in net income                  467                 (328)                 374                (535)

    Amortization on the unrealized loss for
     securities transferred from the
     available-for-sale to the held to
     maturity investment portfolio                           122                  123                  244                 123
                                                         -------              -------              -------             -------
Total Comprehensive Income                               $16,295              $19,745              $44,232             $36,522
                                                         =======              =======              =======             =======

10. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

                                                         Three Months Ended                            Six Months Ended
                                                               June 30                                      June 30
                                                   ------------------------------               -----------------------------
(Dollars in thousands, except per share)             2001                  2000                   2001                 2000
                                                   --------              --------               --------             --------
Basic

Net Income                                        $   19,784            $   18,123             $   39,136           $   36,111
                                                  ==========            ==========             ==========           ==========
Average common shares outstanding                 41,466,564            41,931,050             41,584,502           42,110,730
                                                  ==========            ==========             ==========           ==========
Earnings per basic common share                   $     0.48            $     0.43             $     0.94           $     0.86

Diluted

Net Income                                        $   19,784            $   18,123             $   39,136           $   36,111
                                                  ==========            ==========             ==========           ==========
Average common shares outstanding                 41,466,564            41,931,050             41,584,502           42,110,730
Equivalents from stock options                       356,847               333,091                330,312              338,359
                                                  ----------            ----------             ----------           ----------
Average diluted shares outstanding                41,823,411            42,264,141             41,914,814           42,449,089
                                                  ==========            ==========             ==========           ==========
Earnings per diluted common share                 $     0.47            $     0.43             $     0.93           $     0.85

11. EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 2001 and June 30, 2000 with the interest rate earned or paid on such amount.

                                                             Three Months Ended                  Three Months Ended
                                                               June 30, 2001                       June 30, 2000
                                                    --------------------------------------------------------------------
                                                         Average                Avg.         Average                Avg.
(Dollars in thousands)                                   Balance     Interest   Rate         Balance     Interest   Rate
                                                    --------------------------------------------------------------------
ASSETS

Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                       $   20,726     $   247   4.79%      $    8,019     $    90   4.50%
     Investment Securities:
         Taxable                                        1,147,411      19,251   6.73%       1,168,489      19,733   6.79%
         Tax-exempt (1)                                   195,272       4,099   8.42%         198,799       3,508   7.10%
                                                       -----------------------------------------------------------------
                    Total Securities                    1,342,683      23,350   6.98%       1,367,288      23,241   6.84%
     Loans, net of unearned income (1)  (2)             3,382,268      70,996   8.41%       3,333,430      73,246   8.85%
   Allowance for loan losses                              (41,172)                            (39,326)
                                                       ----------                          ----------
   Net loans                                            3,341,096               8.51%       3,294,104               8.95%
                                                       -----------------------------       -----------------------------
Total earning assets                                    4,704,505     $94,593   8.05%       4,669,411     $96,577   8.32%
                                                                      --------------                      --------------
Other assets                                              256,688                             273,760
                                                       ----------                          ----------
                                   TOTAL ASSETS        $4,961,193                          $4,943,171
                                                       ==========                          ==========

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                         $2,901,303     $30,964   4.28%      $2,757,133     $30,258   4.41%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                      360,921       3,531   3.92%         377,458       5,007   5.34%
     FHLB advances                                        696,163      10,972   6.32%         879,589      13,367   6.11%
                                                       -----------------------------       -----------------------------
Total Interest-Bearing Funds                            3,958,387      45,467   4.61%       4,014,180      48,632   4.87%
                                                                      --------------                      --------------

     Demand deposits                                      479,983                             477,688
     Accrued expenses and other liabilities                70,498                              50,528
                                                       ----------                          ----------
                              TOTAL LIABILITIES         4,508,868                           4,542,396
SHAREHOLDERS' EQUITY                                      452,325                             400,775
                                                       ----------                          ----------
                          TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY        $4,961,193                          $4,943,171
                                                       ==========                          ==========

NET INTEREST INCOME                                                   $49,126                             $47,945
                                                                      =======                             =======

INTEREST SPREAD                                                                 3.44%                               3.45%

NET INTEREST MARGIN                                                             4.18%                               4.13%

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

The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 2001 and June 30, 2000 with the interest rate earned or paid on such amount.

                                                              Six Months Ended                     Six Months Ended
                                                                June 30, 2001                        June 30, 2000
                                                    ----------------------------------------------------------------------
                                                         Average                 Avg.         Average                 Avg.
(Dollars in thousands)                                   Balance     Interest    Rate         Balance     Interest    Rate
                                                    ----------------------------------------------------------------------
ASSETS

Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                       $   18,465     $    494   5.40%      $    7,507     $    202   5.41%
     Investment Securities:
         Taxable                                        1,100,187       37,232   6.82%       1,199,177       40,468   6.79%
         Tax-exempt (1)                                   195,573        7,752   7.99%         200,070        7,115   7.15%
                                                       ------------------------------       ------------------------------
                    Total Securities                    1,295,760       44,984   7.00%       1,399,247       47,583   6.84%
     Loans, net of unearned income (1) (2)              3,371,059      143,981   8.58%       3,310,826      144,936   8.80%
   Allowance for loan losses                              (41,037)                             (39,467)
                                                       ----------                           ----------
   Net loans                                            3,330,022                8.69%       3,271,359                8.90%
                                                       ------------------------------       ------------------------------
Total earning assets                                    4,644,247     $189,459   8.19%       4,678,113     $192,721   8.27%
                                                                      ---------------                      ---------------
Other assets                                              262,068                              280,881
                                                       ----------                           ----------
                                   TOTAL ASSETS        $4,906,315                           $4,958,994
                                                       ==========                           ==========

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                         $2,883,661     $ 64,114   4.48%      $2,763,604       59,304   4.32%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                      340,542        7,347   4.35%         349,839        8,894   5.11%
     FHLB advances                                        691,489       21,783   6.35%         919,991       26,976   5.90%
                                                       ------------------------------       ------------------------------
Total Interest-Bearing Funds                            3,915,692       93,244   4.80%       4,033,434       95,174   4.75%
                                                                      ---------------                      ---------------
     Demand deposits                                      479,891                              470,115
     Accrued expenses and other liabilities                64,974                               54,597
                                                       ----------                           ----------
                              TOTAL LIABILITIES         4,460,557                            4,558,146
SHAREHOLDERS' EQUITY                                      445,758                              400,848
                                                       ----------                           ----------
                          TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY        $4,906,315                           $4,958,994
                                                       ==========                           ==========


NET INTEREST INCOME                                                   $ 96,215                             $ 97,547
                                                                      ========                             ========

INTEREST SPREAD                                                                  3.39%                                3.52%

NET INTEREST MARGIN                                                              4.14%                                4.18%

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

OVERVIEW

Net income for the first half of 2001 was $39.14 million or $0.93 per diluted share compared to $36.11 million or $0.85 per share for the first half of 2000. This represents an 8.39% increase in net income and a 9.41% increase in earnings per share. Net income for the second quarter of 2001 was $19.78 million or $0.47 per share compared to $18.12 million or $0.43 per share for the second quarter of 2000. United's annualized return on average assets for the first six months of 2001 was 1.61% and return on average shareholders' equity was 17.70% as compared to 1.46% and 18.12% for the first six months of 2000.

The net interest margin was 4.14% for the first six months of 2001 compared to 4.18% for the first six months of 2000. Tax-equivalent net interest income decreased $1.33 million or 1.37% for the first six months of 2001 as compared to the same period for 2000. The provision for loan losses decreased $1.76 million over the previous year-to-date due to a lower level of nonperforming loans as well as a decrease in net charge-offs when comparing the two periods. Noninterest income increased $5.58 million or 23.97% for the first six months of 2001 when compared to the first six months of 2000. Noninterest expenses increased $1.20 million or 2.17% for the first six months of 2001 compared to the same period in 2000. United's effective tax rate was 32.75% and 32.85% in 2001 and 2000, respectively.

Total assets were $5.09 billion at June 30, 2001, a $190.06 million or 3.88% increase from year end. In terms of asset composition since year end 2000, the June 30, 2001 balance sheet reflects a $23.46 million decrease in cash and cash equivalents and a $205.58 million increase in investment securities. Loans held for sale decreased $5.24 million as loan sales in the secondary market exceeded originations during the first half of 2001. Portfolio loans, net of unearned income grew $11.67 million. Other assets increased $5.36 million due mainly to an increase in deferred taxes. All other categories of assets were moderately flat compared to year end 2000.

Total deposits have grown $59.49 million since year end. In terms of composition, interest-bearing deposits increased $62.62 million while noninterest-bearing deposits remained relatively flat from December 31, 2000. United's total borrowed funds increased $101.13 million or 9.72% as short-term borrowings and FHLB borrowings increased $57.22 million and $43.92 million, respectively. United increased these borrowings to take advantage of lower interest rates. Accrued expenses and other liabilities increased $15.34 million or 36.53% since year end 2000.

Shareholders' equity increased $14.10 million or 3.27% as compared to December 31, 2000 as United continued to balance capital adequacy and returns to shareholders. At June 30, 2001, United's regulatory capital ratios, including those of its bank subsidiaries, continued to exceed the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Tax-equivalent net interest income increased $1.18 million or 2.46% in the second quarter of 2001 while decreasing $1.33 million or 1.37% for the first six months of 2001, when compared to the same periods of 2000. United's tax-equivalent net interest margin was 4.18% and 4.14% for the second quarter and first half of 2001, respectively, compared to 4.13% and 4.18% for the same time periods in 2000, respectively. In the second quarter of 2001, the cost of United's short-term borrowed funds declined 142 basis points when compared to the second quarter of 2000. In the six months ended comparison, the cost of United's short-term borrowed funds declined 76 basis points from the previous year-to-date; however, that decrease was more than offset by an increase the cost of United's other interest-bearing funds.

PROVISION FOR LOAN LOSSES

United's asset quality remains sound with the nonperforming asset level at 0.27% of total assets at the end of the second quarter 2001 improving from 0.30% at year end 2000. Nonperforming loans were $11.21 million at June 30, 2001 as compared to $12.85 million at December 31, 2000. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During the first half of 2001, nonaccrual loans decreased $2.07 million while loans past due 90 days or more increased $426 thousand. Total nonperforming assets were $13.47 million including OREO of $2.26 million.

At June 30, 2001, impaired loans were $8.18 million, a decrease of $4.32 million or 34.56% from the $12.50 million in impaired loans at December 31, 2000. For further details, see Note 6 to the unaudited consolidated financial statements.

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

Allocations are made for specific commercial loans based upon management's estimate of the borrowers' ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages, which are adjusted for current conditions and applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company-wide process at June 30, 2001 produced increased allocations within two of four loan categories. The components of the allowance allocated to commercial loans increased $113 thousand, as a result of changes to specific loss allocations on larger loans. The real estate construction loan pool allocation increased by $152 thousand as a result of changes in volume and historic loss factors. The consumer loan pool allocation decreased $229 thousand as a result of changes in historical loss factors for this pool. The components of the allowance allocated to real estate loans decreased $639 thousand as a result of changes in volume and historical loss factors.

At June 30, 2001 and December 31, 2000, the allowance for loan losses was 1.29% and 1.27% of period-end loans, net of unearned income, respectively. At June 30, 2001 and December 31, 2000, the ratio of the allowance for loan losses to nonperforming loans was 367.7% and 315.5%, respectively.

Management believes that the allowance for loan losses of $41.20 million at June 30, 2001 is adequate to provide for probable losses on existing loans based on information currently available.

For the quarters ended June 30, 2001 and 2000, the provision for loan losses was $2.14 million and $3.85 million, respectively, while the provision for the first six months was $4.64 million for 2001 as compared to $6.40 million for 2000. Net charge-offs were $2.14 million for the second quarter of 2001 as compared to net charge-offs of $4.02 million for the previous year quarter which represented 0.06% and 0.12% of average loans for the respective quarters. Net charge-offs for the first half of 2001 were $3.98 million as compared to $6.67 million for the first half of 2000. Note 6 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income, excluding security transactions, increased $3.66 million or 30.56% and $6.98 million or 31.08% for the second quarter and first half of 2001, respectively, when compared to the second quarter and first half of 2000. These increased revenues were primarily the result of an expanded volume of trust and mortgage banking services.

Income from mortgage banking activities increased $2.31 million or 55.54% for the second quarter of 2001 as compared to the second quarter of 2000. On a year-to-date basis, mortgage banking income increased $4.15 million or 55.05% over last year's results. Mortgage loan origination activity increased 100.66% or $489.88 million for the first six months of 2001 as compared to the same period in 2000 due to declining interest rates. More originations resulted in increased loan sales in the secondary market of 118.08% or $531.93 million during the first half of 2001 in comparison to the same time period in 2000. Income from trust services increased $373 thousand or 27.77% for the second quarter of 2001 when compared to the second quarter of 2000 while increasing $725 thousand or 27.01% for the first half of 2001 when compared to the first half of 2000.

Total noninterest income, including security transactions, increased $2.43 million or 19.51% and $5.58 million or 23.97% for the second quarter and first half of 2001, respectively, when compared to the second quarter and first half of 2000. Included in the security transactions' totals for 2001 is a $1.17 million impairment charge recognized during the second quarter related to an other-than-temporary decline in the fair value of retained interests in securitized assets as of June 30, 2001. This decline is a result of an increase in the level of prepayment activity during the second quarter of 2001 and the corresponding increase in the prepayment assumption utilized in the valuation of those securities.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $2.35 million or 8.66% and $1.20 million or 2.17% for the quarter and six months ended June 30, 2001, as compared to the same periods in 2000.

Total salaries and benefits increased by 13.49% or $1.84 million and 9.43% or $2.58 million for the second quarter and first six months of 2001 when compared to the same periods of 2000. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels.

Net occupancy expense for the second quarter and first half of 2001 decreased $187 thousand or 6.52% and $690 thousand or 11.44%, respectively, when compared to the second quarter and first six months of 2000. The lower net occupancy expense for 2001 was due mainly to decreases in both real property taxes on owned premises and rental expense on leased offices.

Other expenses increased $698 thousand or 6.57% for the second quarter while decreasing $690 thousand or 3.16% for the first six months of 2001, as compared to the same periods of 2000. The lower expense for the first half of 2001 was due mainly to a divestiture of a branch office and the sale of other bank premises during the first quarter for a total gain of $1.24 million.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. This indicates that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $767 million or (15.80%) of the cumulative gap to related earning assets. At December 31, 2000, United was asset sensitive in the one year horizon in the amount of $117 million or 2.51% of the cumulative gap to related earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of June 30, 2001 and June 30, 2000:

              Change in                                Percentage Change in Net Interest Income
           Interest Rates                              ----------------------------------------
           (basis points)                               June 30, 2001             June 30, 2000
           --------------                              ---------------           --------------
                +200                                        -4.96%                    -3.00%
                -200                                        -0.38%                     0.79%

For June 30, 2001, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would decrease by 4.96% over one year as compared to an decrease of 3.00% for June 30, 2000. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.38% over one year for June 30, 2001 as compared to a increase of 0.79% for June 30, 2000. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of June 30, 2001:


Interest Rate Sensitivity Gap
                                            Days
                         ------------------------------------------------      Total          1-5           Over 5
                                   0-90          91-180       181-365         One Year       Years          Years         Total
                         -----------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Federal funds sold and
     securities  purchased
     under agreements to
     resell and other
     short-term              $     4,639                                     $     4,639                                  $    4,639
     investments
   Investment and Marketable
   Equity Securities
    Taxable                  $    98,590     $   18,271      $    32,726         149,587     $  336,149     $  821,864     1,307,600
    Tax-exempt                                      731            1,847           2,578         12,580        128,159       143,317
   Loans, net of unearned
      income                     802,137         95,372          168,957       1,066,466      1,385,568        950,720     3,420,754
                         -----------------------------------------------------------------------------------------------------------
Total Interest-Earning
   Assets                    $   905,366     $  114,374      $   203,530     $ 1,223,270     $1,734,297     $1,900,743    $4,858,310
                         ===========================================================================================================

LIABILITIES
Interest-Bearing Funds:
   Savings and NOW accounts  $ 1,244,952                                     $ 1,244,952                                  $1,244,952
    Time deposits of
        $100,000 & over           91,674     $     58,428    $   162,979         313,081     $   72,634     $      823       386,538
   Other time deposits           307,896          277,835        383,492         969,223        311,773          2,166     1,283,162
     Federal funds purchased,
        repurchase agreements
        and other short-term
        borrowings               326,428                          10,000         336,428         54,503                      390,931
     FHLB advances                70,047           20,143                         90,190         72,500        587,737       750,427
                         -----------------------------------------------------------------------------------------------------------
Total Interest-Bearing
   Funds                     $ 2,040,997     $   356,406     $   556,471     $ 2,953,874     $  511,410     $  590,726    $4,056,010
                         ===========================================================================================================
Interest Sensitivity Gap     $(1,135,631)    $  (242,032)    $  (352,941)    $(1,730,604)    $1,222,887     $1,310,017    $  802,300
                         ===========================================================================================================
Cumulative Gap               $(1,135,631)    $(1,377,663)    $(1,730,604)    $(1,730,604)    $ (507,717)    $  802,300    $  802,300
                         ===========================================================================================================

Cumulative Gap as a Percentage
   of Total Earning Assets
                              (23.38%)         (28.36%)         (35.62%)       (35.62%)        (10.45%)        16.51%       16.51%

Management Adjustments       $ 1,204,026     $   (80,309)    $  (160,497)    $   963,220     $ (963,220)                  $        0

Off-Balance Sheet Activities
Cumulative Management Adjusted
 Gap and Off-Balance Sheet
 Activities                  $    68,395     $  (253,946)    $  (767,384)    $  (767,384)    $ (507,717)    $  802,300    $  802,300
                         ===========================================================================================================

Cumulative Management Adjusted
 Gap and  Off-Balance Sheet
 Activities as a Percentage of
 Total Earning Assets
                                1.41%           (5.23%)         (15.80%)       (15.80%)        (10.45%)        16.51%       16.51%
                         ===========================================================================================================

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

For the six months ended June 30, 2001, United generated $60.51 million of cash from operations, which is indicative of solid earnings performance. In addition, cash from operations for the first half of 2001 included $11.85 million of excess sales of mortgage loans in the secondary market over originations. During the same period, net cash of $224.81 million was used in investing activities which was primarily due to $198.21 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities. During the first six months of 2001, net cash of $140.85 million was provided by financing activities, primarily due to additional borrowings of approximately $101.13 and growth in deposits of $69.10 million. The additional borrowings consisted of $49.91 million of new FHLB advances and $57.22 million in increased short-term borrowings mainly from federal funds purchased and securities sold under agreements to repurchase. These sources of funds were partially offset by payment of $17.96 million in cash dividends and $12.15 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $23.46 million for the first six months of 2001.

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

CAPITAL

Total shareholders' equity increased $14.10 million to $444.97 million from $430.87 million at December 31, 2000. Included in the shareholders' equity balance at June 30, 2001 is the previously mentioned cumulative unrealized loss, net of deferred taxes, of $4.66 million for the transfer of debt securities from the available for sale portfolio into the held to maturity portfolio. This amount will be amortized over the estimated remaining life of the securities. Since year end, United has experienced an increase of $5.10 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio due primarily to decreased market interest rates. During the first half of 2001, 530,000 shares were repurchased under a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. Through June 30, 2001, 749,300 shares have been repurchased since the plan's implementation. United's equity to assets ratio was 8.73% at June 30, 2001, as compared to 8.79% at December 31, 2000. The primary capital ratio, capital and reserves to total assets and reserves, was 9.47% at June 30, 2001, as compared to 9.53% at December 31, 2000.

During the second quarter of 2001, United's Board of Directors declared a cash dividend of 23c per share, a 10% increase over the 21c per share paid in the second quarter of 2000. Cash dividends of $0.45 per common share for the first half of 2001 represent an increase of 7% over the $0.42 paid for first half of 2000. Total cash dividends declared were approximately $9.53 million for the second quarter of 2001 and $18.71 million for the first six months of 2001, an increase of 8.15% and 5.73% over the comparable periods of 2000.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 9.09% at June 30, 2001 and 8.08% at June 30, 2000. Based on regulatory requirements, United and its banking subsidiaries are categorized as "well capitalized" institutions. United's risk-based capital ratio of 11.77% at June 30, 2001 and December 31, 2000, is significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 10.69% and 8.27%, respectively, at June 30, 2001, are also well above regulatory minimum requirements.