Form 10-Q
period 2001-09-30
UNITED BANKSHARES INC/WV
filed 2001-11-13
CIK 729986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      __________________________________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 2001

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

Class- Common Stock, $2.50 Par Value; 41,058,287 shares outstanding as of October 31, 2001.

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

  Consolidated Balance Sheets (Unaudited)
  September 30, 2001 and December 31, 2000.................................    6

  Consolidated Statements of Income (Unaudited) for the
  Three and Nine Months Ended September 30, 2001 and 2000..................    7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Nine Months Ended September 30, 2001.................    8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months Ended September 30, 2001 and 2000....................    9

  Notes to Consolidated Financial Statements...............................   10


Information required by Item 303 of Regulation S-K

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
          Condition and Results of Operations..............................   21
          -----------------------------------


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................  Not Applicable
---------------------------

Item 2.   Changes in Securities.................................  Not Applicable
-------------------------------

Item 3.   Defaults Upon Senior Securities.......................  Not Applicable
-----------------------------------------

                   UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                         TABLE OF CONTENTS--Continued

                                                                            Page
                                                                            ----

Item 4.  Submission of Matters to a Vote of Security Holders....  Not Applicable
------------------------------------------------------------

Item 5.  Other Information......................................  Not Applicable
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


    (a)  Exhibits required by Item 601 of Regulation S-K

             None

    (b)  Reports on Form 8-K

             On October 22, 2001, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the third quarter and first nine months of 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UNITED BANKSHARES, INC.
                                          -------------------------------------
                                                       (Registrant)



Date  November 13, 2001                   /s/ Richard M. Adams
     -------------------                  -------------------------------------
                                          Richard M. Adams, Chairman of
                                          the Board and Chief Executive
                                          Officer


Date  November 13, 2001                   /s/ Steven E. Wilson
    --------------------                  -------------------------------------
                                          Steven E. Wilson, Executive
                                          Vice President, Treasurer,
                                          Secretary and Chief Financial Officer

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2001 and December 31, 2000, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and nine months ended September 30, 2001 and 2000, the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2001, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except share and per share data)                         September 30         December 31
                                                                                     2001                2000
                                                                              ----------------    ----------------
Assets
Cash and due from banks                                                          $  106,946          $  142,801
Interest-bearing deposits with other banks                                            3,732                 884
Federal funds sold                                                                    2,000               1,125
                                                                              ----------------    ----------------
Total cash and cash equivalents                                                     112,678             144,810

Securities available for sale at estimated fair value (amortized
 cost-$1,161,957 at September 30, 2001 and $865,363 at December 31, 2000)         1,189,026             865,266
Securities held to maturity (estimated fair value-$284,551 at
 September 30, 2001 and $378,405 at December 31, 2000)                              283,673             380,068
Loans held for sale                                                                 250,672             203,831
Loans
    Commercial, financial, and agricultural                                         592,107             564,887
    Real estate:
         Single family residential                                                1,309,038           1,352,955
         Commercial                                                                 727,009             711,054
         Construction                                                               165,806             164,505
         Other                                                                       86,658              84,742
    Installment                                                                     339,579             319,351
                                                                              ----------------    ----------------
                                                                                  3,220,197           3,197,494
    Less: Unearned income                                                            (3,741)             (5,000)
                                                                              ----------------    ----------------
Loans net of unearned income                                                      3,216,456           3,192,494
    Less: Allowance for loan losses                                                 (42,553)            (40,532)
                                                                              ----------------    ----------------
Net loans                                                                         3,173,903           3,151,962
Bank premises and equipment                                                          42,919              44,481
Accrued interest receivable                                                          33,232              36,000
Other assets                                                                         79,787              78,129
                                                                              ----------------    ----------------
            TOTAL ASSETS                                                         $5,165,890          $4,904,547
                                                                              ================    ================

Liabilities
Domestic deposits:
    Noninterest-bearing                                                          $  585,318          $  539,415
    Interest-bearing                                                              2,898,826           2,852,034
                                                                              ----------------    ----------------
Total deposits                                                                    3,484,144           3,391,449

Borrowings:
    Federal funds purchased                                                          11,809              15,720
    Securities sold under agreements to repurchase                                  445,683             313,349
    Federal Home Loan Bank borrowings                                               705,278             706,512
    Other borrowings                                                                  5,064               4,647
Accrued expenses and other liabilities                                               51,409              42,000
                                                                              ----------------    ----------------
            TOTAL LIABILITIES                                                     4,703,387           4,473,677

Shareholders' equity
Common stock, $2.50 par value; Authorized-100,000,000 shares;
 issued-43,381,769 at September 30, 2001 and December 31, 2000, including
 2,202,482 and 1,616,498 shares in treasury at September 30, 2001 and
 December 31, 2000, respectively                                                    108,454             108,454
Surplus                                                                              82,474              85,032
Retained earnings                                                                   309,393             278,682
Accumulated other comprehensive income (loss)                                        13,004              (4,964)
Treasury stock, at cost                                                             (50,822)            (36,334)
                                                                              ----------------    ----------------
            TOTAL SHAREHOLDERS' EQUITY                                              462,503             430,870
                                                                              ----------------    ----------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $5,165,890          $4,904,547
                                                                              ================    ================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except share and per share data)            Three Months Ended                Nine Months Ended
                                                                      September 30                      September 30
                                                              ----------------------------     ----------------------------
                                                                  2001             2000            2001             2000
                                                              ----------------------------     ----------------------------
Interest income
Interest and fees on loans                                    $    66,862      $    72,579     $   207,170      $   214,127
Interest on federal funds sold and other short-term
 investments                                                          140              562             634              764

Interest and dividends on securities:
    Taxable                                                        20,617           19,569          57,849           60,037
    Tax-exempt                                                      2,677            2,588           8,336            7,701
                                                              ----------------------------     ----------------------------
                                    Total interest income          90,296           95,298         273,989          282,629

Interest expense
Interest on deposits                                               28,943           32,237          93,057           91,541
Interest on short-term borrowings                                   3,630            5,786          10,977           14,680
Interest on Federal Home Loan Bank advances                        11,148           13,142          32,931           40,118
                                                              ----------------------------     ----------------------------
                                   Total interest expense          43,721           51,165         136,965          146,339
                                                              ----------------------------     ----------------------------
                                      Net interest income          46,575           44,133         137,024          136,290
Provision for loan losses                                           4,145            4,439           8,787           10,837
                                                              ----------------------------     ----------------------------
      Net interest income after provision for loan losses          42,430           39,694         128,237          125,453

Other income
Income from mortgage banking operations                             7,343            5,014          19,037           12,556
Service charges, commissions, and fees                              6,764            5,661          19,428           16,388
Income from fiduciary activities                                    2,082            1,749           6,291            5,194
Security (losses) gains                                              (647)             324          (1,223)           1,147
Other income                                                          214              576           1,064            1,304
                                                              ----------------------------     ----------------------------
                                       Total other income          15,756           13,324          44,597           36,589

Other expense
Salaries and employee benefits                                     15,650           12,127          45,579           39,476
Net occupancy expense                                               2,565            2,861           7,906            8,892
Other expense                                                      10,667           10,475          31,846           32,344
                                                              ----------------------------     ----------------------------
                                      Total other expense          28,882           25,463          85,331           80,712
                                                              ----------------------------     ----------------------------
                               Income before income taxes          29,304           27,555          87,503           81,330

Income taxes                                                        9,524            8,994          28,587           26,658
                                                              ----------------------------     ----------------------------
Net income                                                    $    19,780      $    18,561     $    58,916      $    54,672
                                                              ============================     ============================
Earnings per common share:
    Basic                                                           $0.48            $0.44           $1.42            $1.30
                                                              ============================     ============================
    Diluted                                                         $0.48            $0.44           $1.41            $1.29
                                                              ============================     ============================

Dividends per common share                                          $0.23            $0.21           $0.68            $0.63
                                                              ============================     ============================

Average outstanding shares:
    Basic                                                      41,264,394       41,842,460      41,476,627       42,020,696
    Diluted                                                    41,623,037       42,147,989      41,760,428       42,337,568

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                                      Nine Months Ended September 30, 2001
                                              ------------------------------------------------------------------------------------
                                                  Common Stock                             Accumulated
                                              ---------------------                           Other                      Total
                                                             Par               Retained   Comprehensive   Treasury   Shareholders'
                                                Shares      Value    Surplus   Earnings   Income (Loss)     Stock        Equity
                                              ------------------------------------------------------------------------------------
Balance at January 1, 2001                    43,381,769   $108,454  $85,032   $278,682      ($4,964)     ($36,334)     $430,870

Comprehensive income (loss):
  Net income                                           -          -        -     58,916            -             -        58,916
  Other comprehensive income, net of tax:
    Unrealized gains on securities of
     $16,863 net of reclassification
     adjustment for losses included
     in net income of $795                             -          -        -          -       17,658             -        17,658
    Amortization of unrealized loss for
     securities transferred from the
     available for sale to the held to
     maturity investment portfolio                     -          -        -          -          310             -           310
                                                                                                                     -------------
  Total comprehensive income                                                                                              76,884
Purchase of treasury stock (785,000 shares)            -          -        -          -            -       (19,002)      (19,002)
Cash dividends ($0.68 per share)                       -          -        -    (28,205)           -             -       (28,205)
Common stock options exercised
 (199,016 shares)                                      -          -   (2,558)         -            -         4,514         1,956
                                              ------------------------------------------------------------------------------------

Balance at September 30, 2001                 43,381,769   $108,454  $82,474   $309,393     $ 13,004      ($50,822)     $462,503
                                              ====================================================================================

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                -------------------------------
                                                                                       2001            2000
                                                                                -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  25,892       $  22,915

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                           29,192          19,238
Purchases of investment securities                                                    (1,000)           (624)
Proceeds from sales of securities available for sale                                 157,886         108,676
Proceeds from maturities and calls of securities available for sale                  240,196          72,810
Purchases of securities available for sale                                          (627,478)        (60,027)
Net purchases of bank premises and equipment                                          (2,834)         (1,731)
Net cash paid in branch divestiture                                                   (8,644)
Net change in loans                                                                  (30,723)        (44,231)
                                                                                -------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (243,405)         94,111
                                                                                -------------------------------

FINANCING ACTIVITIES
Cash dividends paid                                                                  (27,486)        (26,655)
Acquisition of treasury stock                                                        (19,002)        (16,733)
Proceeds from exercise of stock options                                                1,956           2,258
Repayment of Federal Home Loan Bank borrowings                                       (26,330)       (770,427)
Proceeds from Federal Home Loan Bank borrowings                                       25,096         565,390
Changes in:
  Deposits                                                                           102,307          52,152
  Federal funds purchased, securities sold under agreements
    To repurchase and other borrowings                                               128,840          24,068
                                                                                -------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  185,381        (169,947)
                                                                                -------------------------------

Decrease in cash and cash equivalents                                                (32,132)        (52,921)

Cash and cash equivalents at beginning of year                                       144,810         159,808
                                                                                -------------------------------

Cash and cash equivalents at end of period                                         $ 112,678       $ 106,887
                                                                                ===============================

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

3.   ACQUISITION

On June 14, 2001, United entered into an agreement with Century Bancshares, Inc. ("Century") headquartered in Washington, D.C. to acquire 100% of the outstanding common stock of Century. Under the agreement, Century shareholders will receive
0.45 shares of United Bankshares, Inc. common stock plus $3.43 in cash for each share of Century common stock. The transaction, valued at approximately $67,676 at the time of the agreement, will be accounted for using the purchase method of accounting. It is anticipated that the proposed acquisition will be consummated during the fourth quarter of 2001. Consummation of the transaction is subject to approval of the shareholders of Century and the receipt of all required regulatory approvals, as well as other customary conditions.

At September 30, 2001, Century had consolidated assets of approximately $413,437 and shareholders' equity of $25,199.

4.   INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                                September 30, 2001
                                          -------------------------------------------------------------
                                                               Gross           Gross        Estimated
(In thousands)                               Amortized      Unrealized       Unrealized        Fair
                                                Cost           Gains           Losses         Value
                                          -------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                     $   85,544          $ 2,465          $  410    $   87,599
State and political subdivisions                  52,601              923              36        53,488
Mortgage-backed securities                       866,776           25,039             101       891,714
Marketable equity securities                       8,325              872           1,485         7,712
Other                                            148,711            1,341           1,539       148,513
                                          -------------------------------------------------------------
Total                                         $1,161,957          $30,640          $3,571    $1,189,026
                                          =============================================================

                                                                 December 31, 2000
                                          -------------------------------------------------------------
                                                               Gross           Gross        Estimated
(In thousands)                               Amortized      Unrealized       Unrealized        Fair
                                                Cost           Gains           Losses         Value
                                          -------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                       $160,702           $  519          $1,797      $159,424
State and political subdivisions                  52,095              307             575        51,827
Mortgage-backed securities                       574,292            4,984           2,666       576,610
Marketable equity securities                       8,551            1,107           1,024         8,634
Other                                             69,723                              952        68,771
                                          -------------------------------------------------------------
Total                                           $865,363           $6,917          $7,014      $865,266
                                          =============================================================

The cumulative net unrealized holding gain, net of deferred income taxes on available for sale securities resulted in an increase of $13,004 to shareholders' equity at September 30, 2001. The cumulative net unrealized holding loss, net of deferred income taxes on available for sale securities resulted in a decrease of $4,964 to shareholders' equity at December 31, 2000.

The amortized cost and estimated fair value of securities available for sale at September 30, 2001 and December 31, 2000, by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 September 30, 2001                   December 31, 2000
                                         --------------------------------     --------------------------------
                                                             Estimated                            Estimated
                                             Amortized          Fair              Amortized          Fair
                                                Cost           Value                 Cost           Value
                                         --------------------------------     --------------------------------
Due in one year or less                      $   21,067      $   21,220             $ 20,690        $ 20,661
Due after one year through five years            36,730          37,777               68,436          68,238
Due after five years through ten years           99,264         101,968              146,984         147,021
Due after ten years                             996,571       1,020,349              620,702         620,712
Marketable equity securities                      8,325           7,712                8,551           8,634
                                         --------------------------------       ------------------------------
Total                                        $1,161,957      $1,189,026             $865,363        $865,266
                                         ================================       ==============================

The preceding table includes $891,714 and $576,610 of mortgage-backed securities at September 30, 2001 and December 31, 2000, respectively, with an amortized cost of $866,776 and $574,292 at September 30, 2001 and December 31, 2000, respectively. Maturities of mortgage-backed securities are based upon the estimated average life.

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

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                September 30, 2001
                                          -------------------------------------------------------------
                                                               Gross           Gross        Estimated
(In thousands)                               Amortized      Unrealized       Unrealized        Fair
                                                Cost           Gains           Losses         Value
                                          -------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                     $ 30,645           $  424                      $ 31,069
State and political subdivisions                90,933            2,750          $  192        93,491
Mortgage-backed securities                       4,600              175                         4,775
Other                                          157,495            1,659           3,938       155,216
                                          -------------------------------------------------------------
Total                                         $283,673           $5,008          $4,130      $284,551
                                          =============================================================

                                                                 December 31, 2000
                                          -------------------------------------------------------------
                                                               Gross           Gross        Estimated
(In thousands)                               Amortized      Unrealized       Unrealized        Fair
                                                Cost           Gains           Losses         Value
                                          -------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                     $ 55,724           $  225          $  176      $ 55,773
State and political subdivisions                93,006            1,508             854        93,660
Mortgage-backed securities                      70,279              654             285        70,648
Other                                          161,059              110           2,845       158,324
                                          -------------------------------------------------------------
Total                                         $380,068           $2,497          $4,160      $378,405
                                          =============================================================

The amortized cost and estimated fair value of securities held to maturity at September 30, 2001, and December 31, 2000, by contractual maturity follow. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 September 30, 2001                   December 31, 2000
                                         --------------------------------     --------------------------------
                                                             Estimated                            Estimated
                                             Amortized          Fair              Amortized          Fair
                                                Cost           Value                 Cost           Value
                                         --------------------------------     --------------------------------
Due in one year or less                        $  1,959        $  1,974             $  7,711        $  7,725
Due after one year through five years            32,447          33,825               47,862          48,563
Due after five years through ten years           75,340          77,239               90,590          90,365
Due after ten years                             173,927         171,513              233,905         231,752
                                         --------------------------------     --------------------------------
Total                                          $283,673        $284,551             $380,068        $378,405
                                         ================================     ================================

The preceding table includes $4,600 and $70,279 of mortgage-backed securities at September 30, 2001 and December 31, 2000, respectively, with an estimated fair value of $4,775 and $70,648 at September 30, 2001 and December 31, 2000, respectively.

Maturities of the mortgage-backed securities are based upon the estimated average life. There were no sales of held to maturity securities.

At March 31, 2000, debt securities with an amortized cost of $146,229 and an estimated fair value of $138,122 were transferred into the held to maturity category from the available for sale category. The cumulative unrealized loss of $8,107 at the date of transfer will be retained in the carrying value of the held to maturity securities. The cumulative unrealized loss, net of deferred taxes, of $5,270 will be retained as a separate component of shareholders' equity. Such amounts will be amortized over the estimated remaining life of the securities. At September 30, 2001, the cumulative unrealized loss balances, gross and net of deferred taxes, were $7,064 and $4,592, respectively.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $978,392 and $788,899 at September 30, 2001 and December 31, 2000, respectively.

5.   NONPERFORMING LOANS

Nonperforming loans are summarized as follows:

                                                                 September 30,    December 31,
                                                                      2001            2000
                                                                ---------------  --------------
Loans past due 90 days or more and still accruing interest          $ 6,759         $ 4,717
Nonaccrual loans                                                      8,386           8,131
                                                                ---------------  --------------
Total nonperforming loans                                           $15,145         $12,848
                                                                ===============  ==============

6.  ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio. A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                         Three Months Ended               Nine Months Ended
                                            September 30                     September 30
                                    ----------------------------    -----------------------------
                                        2001            2000            2001             2000
                                    ------------    ------------    ------------    -------------
Balance at beginning of period         $41,197         $39,324         $40,532         $ 39,599
Provision charged to expense             4,145           4,439           8,787           10,837
                                    ------------    ------------    ------------    -------------
                                        45,342          43,763          49,319           50,436
Loans charged-off                       (3,105)         (4,543)         (8,267)         (11,791)
Less: Recoveries                           316             212           1,501              787
                                    ------------    ------------    ------------    -------------

Net Charge-offs                         (2,789)         (4,331)         (6,766)         (11,004)
                                    ------------    ------------    ------------    -------------

Balance at end of period               $42,553         $39,432         $42,553         $ 39,432
                                    ============    ============    ============    =============


The average recorded investment in impaired loans during the quarter ended September 30, 2001 and for the year ended December 31, 2000 was approximately $9,370 and $15,557, respectively. For the quarters ended September 30, 2001 and 2000, United recognized interest income on the impaired loans of approximately $138 and $214, respectively, substantially all of which was recognized using the accrual method of income recognition.

At September 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,574 (of which $8,386 was on a nonaccrual basis). Included in this amount is $7,164 of impaired loans for which the related allowance for loan losses is $851 and $3,410 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $320 and $528 for the quarters ended September 30, 2001 and 2000, respectively, $669 and $1,083 for the nine months ended
September 30, 2001 and 2000, respectively.

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

                                                                                        General
                                                         Mortgage      Community       Corporate
                                                          Banking       Banking        and Other*    Consolidated
                                                       ------------------------------------------------------------
                                                                             (In thousands)
Three months ended September 30, 2001
--------------------------------------
Net interest income                                       $  2,043      $   44,252       $    280      $   46,575
Provision for loan losses                                        -           4,145              -           4,145
Net interest income after provision for loan losses          2,043          40,107            280          42,430
Non-interest income                                          7,343           8,455            (42)         15,756
Non-interest expense                                         5,625          22,863            394          28,882
Income (loss) before income taxes                            3,761          25,699           (156)         29,304
Income tax expense                                             950           8,625            (51)          9,524
Net income (loss)                                            2,811          17,074           (105)         19,780
Average total assets                                       196,812       4,786,914         78,407       5,062,133

Three months ended September 30, 2000
--------------------------------------
Net interest income                                       $    922      $   43,062       $    149      $   44,133
Provision for loan losses                                       11           4,428              -           4,439
Net interest income after provision for loan losses            911          38,634            149          39,694
Non-interest income                                          5,014           7,986            324          13,324
Non-interest expense                                         3,950          21,778           (265)         25,463
Income before income taxes                                   1,975          24,842            738          27,555
Income tax expense                                             586           8,168            240           8,994
Net income                                                   1,389          16,674            498          18,561
Average total assets                                       206,834       4,825,602        (99,444)      4,932,992

                                                                                        General
                                                         Mortgage      Community       Corporate
                                                          Banking       Banking        and Other*    Consolidated
                                                       ------------------------------------------------------------
                                                                               (In thousands)
Nine months ended September 30, 2001
-------------------------------------
Net interest income                                       $  5,470      $  130,946       $    608      $  137,024
Provision for loan losses                                        -           8,787              -           8,787
Net interest income after provision for loan losses          5,470         122,159            608         128,237
Non-interest income                                         19,037          25,513             47          44,597
Non-interest expense                                        15,804          68,133          1,394          85,331
Income (loss) before income taxes                            8,703          79,539           (739)         87,503
Income tax expense                                           2,245          26,582           (240)         28,587
Net income (loss)                                            6,458          52,957           (499)         58,916
Average total assets                                       192,782       4,743,411         22,651       4,958,844

Nine months ended September 30, 2000
-------------------------------------
Net interest income                                       $  2,438      $  133,104       $    748      $  136,290
Provision for loan losses                                       38          10,799              -          10,837
Net interest income after provision for loan losses          2,400         122,305            748         125,453
Non-interest income                                         12,556          21,861          2,172          36,589
Non-interest expense                                        10,618          70,095             (1)         80,712
Income before income taxes                                   4,338          74,071          2,921          81,330
Income tax expense                                           1,357          24,339            962          26,658
Net income                                                   2,981          49,732          1,959          54,672
Average total assets                                       137,463       4,859,095        (46,293)      4,950,265

* General corporate and other includes intercompany eliminations

9.   COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                   Three Months Ended           Nine Months Ended
                                                      September 30                 September 30
                                               --------------------------   -------------------------
                                                    2001          2000          2001          2000
                                               ------------   -----------   -----------   -----------
Net Income                                        $19,780        $18,561       $58,916       $54,672
Other Comprehensive Income, Net of Tax:
  Unrealized gain on available for sale
   securities arising during the period            12,385         11,091        16,863        11,007
  Less:  Reclassification adjustment for
   losses included in net income                      421            374           795           746
  Amortization on the unrealized loss for
   securities transferred from the available
   for sale to the held to maturity
   investment portfolio                                66            122           310           245
                                               ------------   -----------   -----------   -----------
Total Comprehensive Income                        $32,652        $30,148       $76,884       $66,670
                                               ============   ===========   ===========   ===========

10.   EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30                            September 30
                                           ------------------------------------     -----------------------------------
(Dollars in thousands, except per share)          2001                2000                 2001               2000
                                           ----------------    ----------------     ----------------   ----------------
Basic

Net Income                                      $    19,780         $    18,561          $    58,916        $    54,672
                                           ================    ================     ================   ================
Average common shares outstanding                41,264,394          41,842,460           41,476,627         42,020,696
                                           ================    ================     ================   ================
Earnings per basic common share                 $      0.48         $      0.44          $      1.42        $      1.30

Diluted

Net Income                                      $    19,780         $    18,561          $    58,916        $    54,672
                                           ================    ================     ================   ================
Average common shares outstanding                41,264,394          41,842,460           41,476,627         42,020,696
Equivalents from stock options                      358,643             305,529              283,801            316,872
                                           ----------------    ----------------     ----------------   ----------------
Average diluted shares outstanding               41,623,037          42,147,989           41,760,428         42,337,568
                                           ================    ================     ================   ================

Earnings per diluted common share               $      0.48         $      0.44          $      1.41        $      1.29

11.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 2001 and September 30, 2000 with the interest rate earned or paid on such amount.

                                                           Three Months Ended              Three Months Ended
                                                           September 30, 2001              September 30, 2000
                                                    -----------------------------     ---------------------------
                                                        Average              Avg.       Average              Avg.
(Dollars in thousands)                                  Balance    Interest  Rate       Balance    Interest  Rate
                                                    -----------------------------     ---------------------------
ASSETS
Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                      $   17,259    $   140  3.21%    $   30,354    $   562  7.37%
     Investment Securities:
         Taxable                                       1,246,383     20,617  6.56%     1,151,658     19,569  6.76%
         Tax-exempt   (1)                                190,267      3,676  7.67%       195,268      3,611  7.36%
                                                    ------------------------------    ---------------------------
                    Total Securities                   1,436,650     24,293  6.71%     1,346,926     23,180  6.85%
     Loans, net of unearned income   (1)  (2)          3,372,893     68,783  8.12%     3,318,295     74,417  8.94%
     Allowance for loan losses                           (41,242)                        (39,358)
                                                    ------------                       ---------
     Net loans                                         3,331,651             8.16%     3,278,937             9.05%
                                                    -----------------------------      --------------------------

Total earning assets                                   4,785,560    $93,216  7.76%     4,656,217    $98,159  8.41%
                                                                    -------------                   -------------
Other assets                                             276,573                         276,775
                                                    ------------                      ----------
                        TOTAL ASSETS                  $5,062,133                      $4,932,992
                                                    ============                      ==========

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                        $2,911,041    $28,943  3.94%    $2,755,411    $32,237  4.65%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                     426,878      3,630  3.37%       408,705      5,786  5.63%
     FHLB advances                                       703,754     11,148  6.28%       828,107     13,142  6.31%
                                                    ------------------------------    ---------------------------

Total Interest-Bearing Funds                           4,041,673     43,721  4.29%     3,992,223     51,165  5.10%
                                                                    --------------                  -------------
     Demand deposits                                     494,209                         472,398
     Accrued expenses and other liabilities               72,873                          58,295
                                                    ------------                     -----------
                        TOTAL LIABILITIES              4,608,755                       4,522,916
SHAREHOLDERS' EQUITY                                     453,378                         410,076
                                                    ============                      ==========
                        TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY          $5,062,133                      $4,932,992
                                                    ============                      ==========


NET INTEREST INCOME                                                 $49,495                         $46,994
                                                                ===========                     ===========

INTEREST SPREAD                                                              3.47%                           3.31%

NET INTEREST MARGIN                                                          4.14%                           4.04%


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

The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 2001 and September 30, 2000 with the interest rate earned or paid on such amount.

                                                            Nine Months Ended                Nine Months Ended
                                                           September 30, 2001               September 30, 2000
                                                    ------------------------------     ----------------------------
                                                        Average               Avg.       Average               Avg.
(Dollars in thousands)                                  Balance    Interest   Rate       Balance    Interest   Rate
                                                    ------------------------------     ----------------------------
ASSETS

Earning Assets:
     Federal funds sold and securities repurchased
          under agreements to resell and other
          short-term investments                      $   18,059    $    634  4.69%    $   15,178    $    764  6.73%
     Investment Securities:
         Taxable                                       1,149,455      57,849  6.73%     1,183,222      60,037  6.78%
         Tax-exempt   (1)                                193,785      11,428  7.88%       198,458      10,726  7.22%
                                                    --------------------------------  -----------------------------
                    Total Securities                   1,343,240      69,277  6.90%     1,381,680      70,763  6.84%
     Loans, net of unearned income   (1)  (2)          3,371,677     212,763  8.43%     3,313,335     219,352  8.85%
     Allowance for loan losses                           (41,106)                         (39,431)
                                                    ------------                      -----------
     Net loans                                         3,330,571              8.53%     3,273,904              8.95%
                                                    -------------------------------   -----------------------------
Total earning assets                                   4,691,870    $282,674  8.06%     4,670,762    $290,879  8.32%
                                                                    ---------------                  --------------
Other assets                                             266,974                          279,503
                                                    ------------                      -----------
                        TOTAL ASSETS                  $4,958,844                       $4,950,265
                                                    ============                      ===========

LIABILITIES

Interest-Bearing Funds:
     Interest-bearing deposits                        $2,892,888    $ 93,057  4.30%    $2,760,854    $ 91,541  4.43%
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                     369,637      10,977  3.97%       369,604      14,680  5.31%
     FHLB advances                                       695,622      32,931  6.33%       889,139      40,118  6.03%
                                                    -------------------------------   -----------------------------

Total Interest-Bearing Funds                           3,958,147     136,965  4.63%     4,019,597     146,339  4.86%
                                                                     --------------                   --------------
     Demand deposits                                     484,716                          470,882
     Accrued expenses and other liabilities               67,636                           55,838
                                                    ------------                      -----------
                        TOTAL LIABILITIES              4,510,499                        4,546,317
SHAREHOLDERS' EQUITY                                     448,345                          403,948
                                                    ------------                      -----------
                        TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY          $4,958,844                       $4,950,265
                                                    ============                      ===========


NET INTEREST INCOME                                                 $145,709                         $144,540
                                                                  ==========                       ==========

INTEREST SPREAD                                                               3.43%                            3.46%

NET INTEREST MARGIN                                                           4.14%                            4.13%

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

OVERVIEW

Net income for the first nine months of 2001 was $58.92 million or $1.41 per diluted share compared to $54.67 million or $1.29 per share for the first nine months of 2000. This represents a 7.77% increase in net income and a 9.30% increase in earnings per share. Net income for the third quarter of 2001 was $19.78 million or $0.48 per share compared to $18.56 million or $0.44 per share for the third quarter of 2000. United's annualized return on average assets for the first nine months of 2001 was 1.55% and return on average shareholders' equity was 17.31% as compared to 1.48% and 18.08% for the first nine months of 2000.

The net interest margin was 4.14% for the first nine months of 2001 compared to 4.13% for the first nine months of 2000. Tax-equivalent net interest income increased $1.17 million for the first nine months of 2001 as compared to the same period for 2000. The provision for loan losses decreased $2.05 million over the previous year-to-date due to a lower level of nonperfoming loans at September 30, 2001 as well as a lower level of new loan volume when comparing the two periods. Noninterest income increased $8.01 million or 21.89% for the first nine months of 2001 when compared to the first nine months of 2000. Noninterest expenses increased $4.62 million or 5.72% for the first nine months of 2001 compared to the same period in 2000. United's effective tax rate was 32.7% and 32.8% in 2001 and 2000, respectively.

Total assets were $5.17 billion at September 30, 2001, a $261.34 million or 5.33% increase from year end. In terms of asset composition since year end 2000, the September 30, 2001 balance sheet reflects a $32.13 million decrease in cash and cash equivalents and a $227.37 million increase in investment securities. Loans held for sale increased $46.84 million as mortgage loan originations exceeded sales in the secondary market during the first nine months of 2001. Portfolio loans, net of unearned income grew $23.96 million. All other categories of assets were moderately flat compared to year end 2000.

Total deposits at September 30, 2001 have increased $92.70 million since year end. In terms of composition, interest-bearing deposits increased $46.79 million while noninterest-bearing deposits increased $45.90 million from December 31, 2000. United's total borrowed funds increased $127.61 million or 12.27% as short-term borrowings increased $128.84 million. United increased these borrowings to take advantage of lower short-term interest rates. FHLB borrowings decreased $1.23 million. Accrued expenses and other liabilities increased $9.41 million or 22.40% since year end 2000.

Shareholders' equity increased $31.63 million or 7.34% as compared to December 31, 2000 as United continued to balance capital adequacy and returns to shareholders. At September 30, 2001, United's regulatory capital ratios, including those of its bank subsidiaries, continued to exceed the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Tax-equivalent net interest income increased $2.50 million or 5.32% and $1.17 million or 0.81% for the third quarter and first nine months of 2001, respectively, when compared to the same periods of 2000. The net interest margin for the third quarter 2001 of 4.14% was a 10 basis points increase over the previous year's quarter net interest margin of 4.04%. In the third quarter of 2001, the cost of United's short-term borrowed funds declined 226 basis points when compared to the third quarter of 2000. United's tax-equivalent net interest margin for the first nine months of 2001 was also 4.14% compared to 4.13% for the same time period in 2000. In the nine months ended comparison, the cost of United's short-term borrowed funds declined 134 basis points from the previous year-to-date.

PROVISION FOR LOAN LOSSES

United's asset quality continues to compare favorably with peer and industry averages. Consistent with a weakening economy, nonperforming assets rose from year end, but remain below September 30, 2000 levels. Nonperforming loans were $15.15 million at September 30, 2001 as compared to $12.85 million at December 31, 2000 and $16.73 million at September 30, 2000. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During the first nine months of 2001, nonaccrual loans remained relatively stable while loans past due 90 days or more increased $2.04 million due mainly to two large commercial credits. However, both credits are well collateralized and provided for through United's loan loss allocation process. Compared to September 30, 2000, nonaccrual loans declined $1.68 million and loans past due 90 days or more remained relatively flat. Total nonperforming assets were $17.77 million or 0.34% of total assets at September 30, 2001, including OREO of $2.62 million, compared to

$14.96 million or 0.30% of total assets at December 31, 2000 and $18.2 million or 0.37% of total assets at September 30, 2000.

At September 30, 2001, impaired loans were $10.57 million, a decrease of $1.93 million or 15.44% from the $12.50 million in impaired loans at December 31, 2000. For further details, see Note 6 to the unaudited consolidated financial statements.

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

At September 30, 2001 and December 31, 2000, the allowance for loan losses was 1.32% and 1.27% of period-end loans, net of unearned income, respectively. At September 30, 2001 and December 31, 2000, the ratio of the allowance for loan losses to nonperforming loans was 281.0% and 315.5%, respectively.

Management believes that the allowance for loan losses of $42.55 million at September 30, 2001 is adequate to provide for probable losses on existing loans based on information currently available.

For the quarters ended September 30, 2001 and 2000, the provision for loan losses was $4.15 million and $4.44 million, respectively, while the provision for the first nine months was $8.79 million for 2001 as compared to $10.84 million for 2000. Net charge-offs were $2.80 million for the third quarter of 2001 as compared to net charge-offs of $4.33 million for the previous year quarter which represented 0.08% and 0.13% of average loans for the respective quarters. Net charge-offs for the first nine months of 2001 were $6.77 million as compared to $11.00 million for the first nine months of 2000. Note 6 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

OTHER INCOME

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income, excluding security transactions, increased $3.40 million or 26.18% and $10.38 million or 29.28% for the third quarter and first nine months of 2001, respectively, when compared to the third quarter and first nine months of 2000. These increased revenues were primarily the result of an expanded volume of trust and mortgage banking services.

Income from mortgage banking activities increased $2.33 million or 46.45% for the third quarter of 2001 as compared to the third quarter of 2000. On a year-to-date basis, mortgage banking income increased $6.48 million or 51.62% over last year's results. Mortgage loan origination activity increased 88.17% or $720.12 million for the first nine months of 2001 as compared to the same period in 2000 due to declining interest rates. More originations resulted in increased loan sales in the secondary market of 92.05% or $719.28 million during the first nine months of 2001 in comparison to the same time period in 2000. Income from trust services increased $333 thousand or 19.04% for the third quarter of 2001 when compared to the third quarter of 2000 while increasing $1.10 million or 21.12% for the first nine months of 2001 when compared to the first nine months of 2000.

Total noninterest income, including security transactions, increased $2.43 million or 18.25% and $8.01 million or 21.89% for the third quarter and first nine months of 2001, respectively, when compared to the third quarter and first nine months of 2000. Included in the year-to-date 2001 security transactions' total is $2.40 million of impairment charges related to an other-than-temporary decline in the fair value of available for sale securities of which $1.17 million pertains to retained interests in securitized assets. This decline is a result of an increase in the level of prepayment activity during the second quarter of 2001 and the corresponding increase in the prepayment assumption utilized in the valuation of those securities.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $3.42 million or 13.43% and $4.62 million or 5.72% for the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000.

Total salaries and benefits increased by 29.05% or $3.52 million and 15.46% or $6.10 million for the third quarter and first nine months of 2001 when compared to the same periods of 2000. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels.

Net occupancy expense for the third quarter and first nine months of 2001 decreased $296 thousand or 10.35% and $986 thousand or 11.09%, respectively, when compared to the third quarter and first nine months of 2000. The lower net occupancy expense for 2001 was due mainly to decreases in both real property taxes on owned premises and rental expense on leased offices.

Other expenses remained relatively flat for the third quarter and first nine months of 2001 as compared to the same periods of 2000.

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

As shown in the interest rate sensitivity gap table in this section, United was liability sensitive (more liabilities repricing than assets) in the one year horizon. This indicates that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was liability sensitive in the one year horizon in the amount of $418 million or (8.46%) of the cumulative gap to related earning assets. At December 31, 2000, United was asset sensitive in the one year horizon in the amount of $117 million or 2.51% of the cumulative gap to related earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of September 30, 2001 and September 30, 2000:


             Change in              Percentage Change in Net Interest Income
           Interest Rates      -------------------------------------------------
           (basis points)         September 30, 2001        September 30, 2000
          ---------------      ------------------------  -----------------------
                +200                         -1.22%                  -2.23%
                -200                         -0.04%                   1.17%


For September 30, 2001, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for United would decrease by 1.22% over one year as compared to an decrease of 2.23% for September 30, 2000. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.04% over one year for September 30, 2001 as compared to a increase of 1.17% for September 30, 2000. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of September 30, 2001:


Interest Rate Sensitivity Gap

                                                   Days
                                -------------------------------------------       Total           1-5         Over 5
                                       0-90          91-180         181-365      One Year        Years         Years       Total
                                ---------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Federal funds sold and
     Securities  purchased
     under agreements to
     resell and other
      short-term
     investments                $     5,732                                    $      5,732                              $    5,732
  Investment and Marketable
  Equity Securities
    Taxable                         114,879    $      3,591    $     11,691         130,161    $  337,481    $  860,634   1,328,276
    Tax-exempt                                        1,479                           1,479        13,376       129,568     144,423
  Loans, net of unearned
    income                        1,190,516          76,909         139,923       1,407,348     1,173,526       886,254   3,467,128
                                ---------------------------------------------------------------------------------------------------
 Total Interest-Earning Assets  $ 1,311,127    $     81,979    $    151,614    $  1,544,720    $1,524,383    $1,876,456  $4,945,559
                                ===================================================================================================

LIABILITIES
Interest-Bearing Funds:
  Savings and NOW accounts
                                $ 1,226,876                                    $  1,226,876                              $1,226,876
  Time deposits of
        $100,000 & over             118,756    $     47,640    $    132,401         298,797    $   71,060    $      543     370,400
  Other time deposits               356,532         262,150         349,221         967,903       331,993         1,654   1,301,550
  Federal funds purchased,
        repurchase agreements
        and other short-term
        borrowings                  371,357                                         371,357        91,199                   462,556
  FHLB advances                      45,086                                          45,086        97,500       562,692     705,278
                                ---------------------------------------------------------------------------------------------------

Total Interest-Bearing Funds    $ 2,118,607    $    309,790    $    481,622    $  2,910,019    $  591,752    $  564,889  $4,066,660
                                ===================================================================================================

Interest Sensitivity Gap          ($807,480)      ($227,811)      ($330,008)    ($1,365,299)   $  932,631    $1,311,567  $  878,899
                                ===================================================================================================

Cumulative Gap                    ($807,480)    ($1,035,291)    ($1,365,299)    ($1,365,299)    ($432,668)   $  878,899  $  878,899
                                ===================================================================================================

Cumulative Gap as a Percentage
 of                                  (16.33%)        (20.93%)        (27.61%)        (27.61%)       (8.75%)       17.77%      17.77%
 Total Earning Assets

Management Adjustments          $ 1,183,616         ($78,947)      ($157,776)       $946,893     ($946,893)              $        0

Off-Balance Sheet Activities
Cumulative Management Adjusted
 Gap and Off-Balance Sheet
 Activities                     $   376,136    $      69,378      ($ 418,406)      ($418,406)    ($432,668)   $ 878,899  $  878,899
                                 ==================================================================================================

Cumulative Management Adjusted
 Gap and  Off-Balance Sheet
 Activities as a Percentage of
 Total Earning Assets
                                       7.61%           1.40%          (8.46%)         (8.46%)       (8.75%)       17.77%      17.77%
                                 ==================================================================================================

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

For the nine months ended September 30, 2001, United generated $25.89 million of cash from operations, which is indicative of solid earnings performance. Cash used in operations for the first nine months of 2001 included $36.22 million of excess originations of mortgage loans over sales in the secondary market. During the same period, net cash of $243.41 million was used in investing activities which was primarily due to $201.20 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities. During the first nine months of 2001, net cash of $185.38 million was provided by financing activities, primarily due to additional borrowings of approximately $127.61 and growth in deposits of $102.31 million. The additional borrowings consisted of $128.84 million of short-term borrowings mainly from federal funds purchased and securities sold under agreements to repurchase. These sources of funds were partially offset by payment of $27.49 million in cash dividends and $19.00 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $32.13 million for the first nine months of 2001.

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

CAPITAL

Total shareholders' equity increased $31.63 million to $462.50 million from $430.87 million at December 31, 2000. Included in the shareholders' equity balance at September 30, 2001 is the previously mentioned cumulative unrealized loss, net of deferred taxes, of $4.59 million for the transfer of debt securities from the available for sale portfolio into the held to maturity portfolio. This amount will be amortized over the estimated remaining life of the securities. Since year end, United has experienced an increase of $17.66 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio due primarily to decreased market interest rates. During the first nine months of 2001, 785,000 shares were repurchased under a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. Through September 30, 2001, 1,004,300 shares have been repurchased since the plan's implementation. United's equity to assets ratio was 8.95% at September 30, 2001, as compared to 8.79% at December 31, 2000. The primary capital ratio, capital and reserves to total assets and reserves, was 9.70% at September 30, 2001, as compared to 9.53% at December 31, 2000.

During the third quarter of 2001, United's Board of Directors declared a cash dividend of 23 cents per share, a 10% increase over the 21 cents per share paid in the third quarter of 2000. Cash dividends of 68 cents per common share for the first nine months of 2001 represent an increase of 8% over the 63 cents paid for first nine months of 2000. Total cash dividends declared were approximately $9.50 million for the third quarter of 2001 and $28.21 million for the first nine months of 2001, an increase of 6.42% and 7.81% over the comparable periods of 2000.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United's average equity to average asset ratio was 9.04% at September 30, 2001 and 8.16% at September 30, 2000. Based on regulatory requirements, United and its banking subsidiaries are categorized as "well capitalized" institutions. United's risk-based capital ratio of 11.91% at September 30, 2001 and December 31, 2000, is significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 10.80% and 8.21%, respectively, at September 30, 2001, are also well above regulatory minimum requirements.