Form 10-K
period 2001-12-31
UNITED BANKSHARES INC/WV
filed 2002-03-28
CIK 729986

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001
                         Commission File Number: 0-13322

                             United Bankshares, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         West Virginia                                 55-0641179
 ------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

300 United Center
500 Virginia Street, East
Charleston, West Virginia                                25301
-------------------------                              ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (304) 424-8704

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to 12(g) of the Act:

                          Common Stock, $2.50 Par Value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 28, 2002 was approximately $1,054,678,000.

     As of February 28, 2002, United Bankshares, Inc. had 42,893,103 shares of common stock outstanding with a par value of $2.50.

                       Documents Incorporated By Reference

1. Annual Report to Shareholders for the fiscal year ended December 31, 2001 portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K.

2. Definitive Proxy Statement dated April 8, 2002 for the 2002 Annual Shareholders' Meeting to be held on May 20, 2002, portions of which are incorporated by reference in Part III of this Form 10-K.

Page 1 of   108   pages.   Index to Exhibits is on page   29   .
          -------                                      --------

                             UNITED BANKSHARES, INC.
                                    FORM 10-K
                                   (Continued)

As of the date of filing this Annual report, neither the annual shareholders' report for the year ended December 31, 2001, nor the proxy statement for the annual United shareholders' meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX

                                                                            Page
                                                                            ----
Part I
------

Item 1.       BUSINESS...................................................     3

Item 2.       PROPERTIES.................................................     3

Item 3.       LEGAL PROCEEDINGS..........................................    10

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    10

Part II
-------

Item 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              SHAREHOLDER MATTERS........................................    11

Item 6.       SELECTED FINANCIAL DATA....................................    13

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................    13

Item 7a.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
              MARKET RISK................................................    13

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    23

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES....................    23

Part III
--------

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    24

Item 11.      EXECUTIVE COMPENSATION.....................................    24

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................    24

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    24

Part VI
-------

Item 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
               ON FORM 8-K...............................................    25

UNITED BANKSHARES, INC.
FORM 10-K, PART I

Item 1. Business

Item 2. Properties

     The following discussion satisfies the reporting requirements of Items 1 and 2.

                     DESCRIPTION OF UNITED BANKSHARES, INC.

Organizational History and Subsidiaries
---------------------------------------

     United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-five banking institutions. At December 31, 2001, United had two banking subsidiaries, United National Bank (UNB) and United Bank. At the close of business on March 22, 2002, UNB converted its national banking association charter to a State of West Virginia charter with membership in the Federal Reserve System. Upon conversion, United has two banking subsidiaries (the Banking Subsidiaries) each named United Bank, one operating under the laws of West Virginia and the other operating under the laws of Virginia. United also owns nonbank subsidiaries that engage in mortgage banking, asset management, investment banking and financial planning.

Offices
-------

     United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United's executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates eighty-three offices--fifty offices located throughout West Virginia, thirty offices throughout the Northern Virginia, Maryland and Washington, D.C. areas and three in Ohio. United owns all its West Virginia facilities except for two in the Parkersburg area, three in the Wheeling area, three in the Charleston area, two in the Beckley area and one each in Summersville and Clarksburg, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for two offices, one each in Fairfax and Vienna, Virginia which are owned facilities.

Employees
---------

     As of December 31, 2001 United and its subsidiaries had approximately 1,361 full-time equivalent employees and officers. A collective bargaining unit represents none of these employees, and management considers employee relations to be excellent.

Business of United
------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United's present business is community and mortgage banking. As of December 31, 2001, United's consolidated assets approximated $5.6 billion and total shareholders' equity approximated $507 million.

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

Business of Subsidiary Banks
----------------------------

     United, through its subsidiaries, engages primarily in community banking and mortgage banking and additionally offers most types of business permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As a part of their lending function, the Banking Subsidiaries offer credit card services including accounts issued under the name of certain correspondent banks.

     The Banking Subsidiaries each maintain a trust department which acts as trustee under wills, trust and pension and profit sharing plans, as executors and administrators of estates, and as guardians for estates of minors and incompetents, and in addition performs a variety of investment and security services. Trust services are available to customers of affiliate banks. United Bank (WV) provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

     United Brokerage Services, Inc., a wholly-owned subsidiary of United Bank
(WV), is a fully-disclosed broker/dealer and a registered Investment Advisor with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

     United Bank (WV) is a member of a regional network of automated teller machines known as the MAC ATM network while United Bank (VA) participates in the MOST network. Through MAC and MOST, the Banking Subsidiaries are participants in a network known as Cirrus, which provides banking on a nationwide basis.

Lending Activities
------------------

     United's loan portfolio, net of unearned income, increased $309.8 million to $3.50 billion in 2001 due mainly to the acquisition of Century Bancshares, Inc. (Century) in the fourth quarter of 2001. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Including the acquisition of Century, commercial and commercial real estate loans increased $97.2 million or 17.2% and $180.1 million or 25.3%, respectively. Consumer loans, net of unearned income, increased $37.5 million or 11.9% while residential real estate loans decreased $39.2 million or 2.9%.

     As of December 31, 2001, approximately $321 million or 7.9% of United's loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds 90% of the real estate's appraised value, unless the loan has other appropriate credit support. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below 90%.

Commercial Loans
----------------

     The commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans include equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval.

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

Loan Origination and Processing
-------------------------------

     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2001, the balance of mortgage loans being serviced by United for others was insignificant.

Secondary Markets
-----------------

     United Bank (WV) and George Mason Mortgage, LLC (GMMC), a wholly-owned subsidiary of United Bank (VA), are engaged in the operation of a general mortgage and agency business, including the conducting of mortgage loan servicing activities for certain loans, the origination and acquisition of residential real estate loans for resale and generally the activities commonly conducted by a mortgage banking company. These loans are for single, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets.

     GMMC primarily originates permanent residential mortgage loans in the northern Virginia market while United Bank (WV)'s originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market.

     During 2001, United originated $2.3 billion of real estate loans for sale in the secondary market and sold $2.2 billion of loans designated as held for sale in the secondary market. Proceeds received from the sales of these loans during 2001 were $2.2 billion.

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

     United recognized net losses of $518 thousand and $13.86 million for the years of 2001 and 2000, respectively, from the available for sale portfolio. A significant portion of the losses for 2000 was the result of United's restructuring of its available for sale investment portfolio late during the fourth quarter of 2001. United used a majority of the proceeds of approximately $433 million from the sales to acquire investment securities that provided an increased yield above those sold.

     At December 31, 2001, United had no open commitments to sell mortgage-backed securities. As such, United is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory.

Competition
-----------

     United faces a high degree of competition in all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Brooke, Hancock, Ohio, Marshall, Gilmer, Harrison, Lewis, Webster, Boone, Logan, Nicholas, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; Montgomery County in Maryland and Arlington, Alexandria, Loudoun, Prince William and Fairfax Counties in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to Jefferson and Berkeley Counties in West Virginia's eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United's West Virginia markets are the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United's Virginia markets include the Washington, D.C. Metropolitan area. United considers the above counties and MSA's to be the primary market area for the business of its banking subsidiaries.

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

     As of December 31, 2001, there were 60 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 74 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area
-----------------------------------------------

     West Virginia's unemployment rate for all of 2001 averaged 4.9%, which was the lowest average annual unemployment rate since the current statistical system began in 1976, according to available information from the West Virginia Bureau of Employment Programs. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production with the chemical manufacturing industry accounting for 17% of the entire manufacturing workforce and 29% of the manufacturing wages, according to West Virginia state records. This diversified economy has contributed to a positive trend in unemployment rates in recent years as the state's overall unemployment rate has declined from 10.5% in 1991 to 4.5% in December 2001. West Virginia's unemployment rate for all of 2001 averaged 4.9%, which was the lowest average annual unemployment rate since the current statistical system began in 1976, according to available information from the West Virginia Bureau of Employment Programs.

     United's northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia's unemployment rate as of December 2001 was 3.6%. The 3.6% December 2001 unemployment rate, while above December 2000's 1.9% rate, was still well below the U.S. December 2001 unemployment level of 5.4%. The 2001 unemployment rate average of 3.0% compared to 2.2% for 2000. Most of the 2001 unemployment increase came in the second half of the year, especially after September 11. The Northern Virginia metropolitan area's unemployment rate was at 2.7%, second lowest among Virginia's eight metropolitan areas, as of December 2001.

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

     The Banking Subsidiaries, as state member banks, are subject to supervision, examination and regulation by the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. Each bank is subject to regulation by their state banking authority.

     The deposits of United's wholly-owned banking subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. Accordingly, these banks are also subject to regulation by the FDIC.

UNITED BANKSHARES, INC.
FORM 10-K, PART I

Item 3. Legal Proceedings

Litigation
----------

     Information relating to litigation on page 33 of the Annual Report to
                                               ----
Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

Stock
-----

     As of December 31, 2001, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 43,381,769 were issued, including 455,258 shares held as treasury shares. The outstanding shares are held by approximately 11,474 shareholders of record as of December 31, 2001. The unissued portion of United' s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

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

Dividends
---------

     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends are paid quarterly. Dividends were $0.91 per share in 2001, $0.84 per share in 2000 and $0.82 per share in 1999. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See "Market and Stock Prices of United" for quarterly dividend information.

     Payment of dividends by United is dependent upon payment of dividends to it by its subsidiary banks.

Payment of dividends by United's state member banks is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board
(FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year's net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank's earnings and capital. See Note O - Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Market and Stock Prices of United
---------------------------------

     United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System (NASDAQ) under the trading symbol UBSI.

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

     The following table presents the dividends and high and low prices of United's common stock during the periods set forth below:

                         2002                     Dividends    High     Low
                         ----                     ---------   ------   ------
First Quarter through February 28, 2002              (1)      $29.50   $27.56
                         2001
                         ----
Fourth Quarter                                      $0.23     $29.50   $26.25
Third Quarter                                       $0.23     $28.33   $23.20
Second Quarter                                      $0.23     $27.00   $21.55
First Quarter                                       $0.22     $23.25   $19.44
                         2000
                         ----
Fourth Quarter                                      $0.21     $22.13   $17.25
Third Quarter                                       $0.21     $20.88   $18.38
Second Quarter                                      $0.21     $22.38   $16.38
First Quarter                                       $0.21     $24.44   $17.00

(1) On February 25, 2002, United declared a dividend of $0.23 per share, payable April 1, 2002, to shareholders of record as of March 8, 2002.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 6. Selected Financial Data

     Information relating to selected financial data on page 43 of the Annual
                                                            ----
Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 44 through 57 inclusive, of the Annual Report to
                   ----       ----
Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and Qualitative Disclosures About Market Risk on pages 50
                                                                        ----
through 52 inclusive, of the Annual Report to Shareholders for the year ended
       ----
December 31, 2001, is incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2001, 2000 and 1999 with the interest and rate earned or paid on such amount.

                                                     Year Ended                     Year Ended
                                                 December 31, 2001               December 31, 2000
                                           ----------------------------    -----------------------------
                                             Average               Avg.     Average                 Avg.
                                             Balance    Interest   Rate     Balance      Interest   Rate
                                           ----------------------------    -----------------------------
ASSETS
Earning Assets:
 Federal funds sold, securities
  repurchased under agreements to
  resell & other short-term investments    $   15,637   $    674   4.31%   $   17,362    $  1,171   6.74%
 Investment Securities:
   Taxable                                  1,187,212     77,390   6.52%    1,163,824      79,190   6.80%
   Tax-exempt (1) (2)                         193,758     14,856   7.67%      198,943      14,282   7.18%
                                           ----------------------------    -----------------------------
         Total Securities                   1,380,970     92,246   6.68%    1,362,767      93,472   6.86%
 Loans, net of unearned
  Income (1) (2) (3)                        3,421,881    279,330   8.16%    3,320,065     294,297   8.86%
 Allowance for loan losses                    (41,790)                        (39,437)
                                           ----------                      ----------
 Net loans                                  3,380,091              8.26%    3,280,628               8.98%
                                           ----------------------------    -----------------------------
Total earning assets                        4,776,698   $372,250   7.79%    4,660,757    $388,940   8.34%
                                                        --------                         --------
Other assets                                  264,498                         275,848
                                           ----------                      ----------
                  TOTAL ASSETS             $5,041,196                      $4,936,605
                                           ==========                      ==========

LIABILITIES
Interest-Bearing Funds:
 Interest-bearing deposits                 $2,911,237   $117,605   4.04%   $2,775,938    $125,847   4.53%
 Federal funds purchased, repurchase
  agreements & other short-term
  borrowings                                  410,531     14,188   3.46%      370,679      19,898   5.37%
 FHLB advances                                696,346     43,714   6.28%      851,486      52,021   6.11%
                                           ----------------------------    -----------------------------
Total Interest-Bearing Funds                4,018,114    175,507   4.37%    3,998,103     197,766   4.95%
                                                        --------                         --------
 Demand deposits                              495,681                         473,205
 Accrued expenses and other liabilities        70,568                          55,992
                                           ----------                      ----------
           TOTAL LIABILITIES                4,584,363                       4,527,300
SHAREHOLDERS' EQUITY                          456,833                         409,305
                                           ----------                      ----------
    TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $5,041,196                      $4,936,605
                                           ==========                      ==========

NET INTEREST INCOME                                     $196,743                         $191,174
                                                        ========                         ========

INTEREST SPREAD                                                    3.42%                            3.40%

NET INTEREST MARGIN                                                4.12%                            4.11%

                                                    Year Ended
                                                 December 31, 1999
                                           ----------------------------
                                            Average                Avg.
                                            Balance     Interest   Rate
                                           ----------------------------
ASSETS
Earning Assets:
 Federal funds sold, securities
  repurchased under agreements to
  resell & other short-term investments    $    8,390   $    522   6.22%
 Investment Securities:
   Taxable                                  1,295,851     85,392   6.59%
   Tax-exempt (1) (2)                         202,435     14,402   7.11%
                                           ----------------------------
         Total Securities                   1,498,286     99,794   6.66%
 Loans, net of unearned
  Income (1) (2) (3)                        3,110,785    262,622   8.44%
 Allowance for loan losses                    (39,615)
                                           ----------
 Net loans                                  3,071,170              8.55%
                                           ----------------------------
Total earning assets                        4,577,846   $362,938   7.93%
                                                        --------
Other assets                                  289,675
                                           ----------
                  TOTAL ASSETS             $4,867,521
                                           ==========

LIABILITIES
Interest-Bearing Funds:
 Interest-bearing deposits                 $2,890,065   $122,651   4.24%
 Federal funds purchased, repurchase
  agreements & other short-term
  borrowings                                  367,342     17,104   4.66%
 FHLB advances                                653,579     34,647   5.30%
                                           ----------------------------
Total Interest-Bearing Funds                3,910,986    174,402   4.46%
                                                        --------
 Demand deposits                              468,238
 Accrued expenses and other liabilities        68,478
                                           ----------
           TOTAL LIABILITIES                4,447,702
SHAREHOLDERS' EQUITY                          419,819
                                           ----------
    TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $4,867,521
                                           ==========

NET INTEREST INCOME                                     $188,536
                                                        ========

INTEREST SPREAD                                                    3.47%

NET INTEREST MARGIN                                                4.12%

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

                                                       2001 Compared to 2000                      2000 Compared to 1999
                                             ----------------------------------------   ----------------------------------------
                                                     Increase (Decrease) Due to                 Increase (Decrease) Due to
                                             ----------------------------------------   ----------------------------------------
                                                                    Rate/                                      Rate/
                                              Volume      Rate     Volume      Total     Volume      Rate      Volume     Total
                                             --------   --------   -------   --------   --------    -------    ------    -------
Interest income:
  Federal funds sold, securities purchased
    under agreements to resell and other
    short-term investments                      ($116)     ($423)  $    42      ($497)  $    558    $    44    $   47    $   649
  Investment securities:
    Taxable                                     1,591     (3,325)      (67)    (1,801)    (8,701)     2,782      (283)    (6,202)
    Tax exempt (1), (2)                          (372)       972       (25)       575       (249)       131        (2)      (120)

  Loans (1),(2),(3)                             8,923    (23,187)     (703)   (14,967)    17,911     12,885       879     31,675
                                              -------   --------   -------   --------   --------    -------    ------    -------

                TOTAL INTEREST INCOME          10,026    (25,963)     (753)   (16,690)     9,519     15,842       641     26,002
                                              -------   --------   -------   --------   --------    -------    ------    -------

Interest expense:
  Interest-bearing deposits                   $ 6,134   ($13,708)    ($668)   ($8,242)   ($4,843)   $ 8,370     ($331)   $ 3,196
  Federal funds purchased, repurchase
    agreements, and other short-term
    borrowings                                  2,139     (7,087)     (762)    (5,710)       155      2,615        24      2,794
  FHLB advances &  other
  long-term  borrowings                        (9,478)     1,432      (261)    (8,307)    10,491      5,283     1,600     17,374
                                              -------   --------   -------   --------   --------    -------    ------    -------

                TOTAL INTEREST EXPENSE         (1,205)   (19,363)   (1,691)   (22,259)     5,803     16,268     1,293     23,364
                                              -------   --------   -------   --------   --------    -------    ------    -------

                NET INTEREST INCOME           $11,231    ($6,600)  $   938   $  5,569   $  3,716      ($426)    ($652)   $ 2,638
                                              =======   ========   =======   ========   ========    =======    ======    =======

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS

The following is a summary of loans outstanding at December 31:

                                2001          2000          1999          1998          1997
                             -----------   -----------   -----------   -----------   -----------
                                                       (In thousands)
Commercial, financial
  and agricultural           $   662,070   $   564,887   $   535,116   $   508,601   $   487,706
Real estate mortgage           2,293,318     2,148,751     2,134,370     1,696,233     1,693,819
Real estate construction         195,063       164,505       144,634       141,026       150,429
Consumer                         354,934       319,351       363,272       313,464       364,951
Less:  Unearned interest          (3,051)       (5,000)       (7,296)       (6,933)       (7,066)
                             -----------   -----------   -----------   -----------   -----------
Total loans                    3,502,334     3,192,494     3,170,096     2,652,391     2,689,839

Allowance for loan losses        (47,408)      (40,532)      (39,599)      (39,189)      (31,936)
                             -----------   -----------   -----------   -----------   -----------
   TOTAL LOANS, NET          $ 3,454,926   $ 3,151,962   $ 3,130,497   $ 2,613,202   $ 2,657,903
                             ===========   ===========   ===========   ===========   ===========
Loans held for sale          $   368,625   $   203,831   $   117,825   $   720,607   $    97,619
                             ===========   ===========   ===========   ===========   ===========

The following is a summary of loans outstanding as a percent of total loans at December 31:

                                2001     2000     1999     1998     1997
                               ------   ------   ------   ------   ------
Commercial, financial
  and agricultural              18.90%   17.69%   16.88%   19.18%   18.13%
Real estate mortgage            65.48%   67.31%   67.33%   63.95%   62.97%
Real estate construction         5.57%    5.15%    4.56%    5.32%    5.59%
Consumer                        10.05%    9.85%   11.23%   11.55%   13.31%
                               ------   ------   ------   ------   ------

          TOTAL                100.00%  100.00%  100.00%  100.00%  100.00%
                               ======   ======   ======   ======   ======

REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2001:

                           Less Than     One To     Greater Than
                            One Year   Five Years    Five Years     Total
                           ---------   ----------   ------------   --------
                                           (In thousands)
Commercial, financial
  and agricultural          $356,813    $184,464      $120,793     $662,070
Real estate construction     195,063                                195,063
                            --------    --------      --------     --------

Total                       $551,876    $184,464      $120,793     $857,133
                            ========    ========      ========     ========

UNITED BANKSHARES, INC. AND SUBSIDIARIES

At December 31, 2001, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:

                                          One to        Over
                                        Five Years   Five Years
                                        ----------   ----------
                                            (In thousands)
Outstanding with fixed interest rates    $ 99,120     $ 86,427
Outstanding with adjustable rates          85,344       34,366
                                         --------     --------

                                         $184,464     $120,793
                                         ========     ========

There were no real estate construction loans with maturities greater than one year.

RISK ELEMENTS

Nonperforming Assets

Nonperforming assets include loans and securities on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and, in the case of loans, for which the terms have been modified due to a deterioration in the financial position of the borrower. Management is not aware of any other significant loans or securities, groups of loans or securities, or segments of the loan or investment portfolio not included below or disclosed elsewhere herein where there are serious doubts as to the ability of the borrowers or issuers to comply with the present repayment terms of the debt. The following table summarizes nonperforming assets for the indicated periods.

                                                                 December
                                              -----------------------------------------------
                                               2001      2000      1999      1998      1997
                                              -------   -------   -------   -------   -------
                                                              (In thousands)
Nonaccrual loans                              $ 8,068   $ 8,131   $12,327   $ 9,139   $ 5,815
Loans which are contractually past due 90
  days or more as to interest or
  principal,and are still accruing interest     9,522     4,717     8,415     9,528    12,877
                                              -------   -------   -------   -------   -------
Total Nonperforming Loans                      17,590    12,848    20,742    18,667    18,692

Nonaccrual investment securities               10,000
Other real estate owned                         2,763     2,109     3,764     3,850     2,519
                                              -------   -------   -------   -------   -------

           TOTAL NONPERFORMING ASSETS         $30,353   $14,957   $24,506   $22,517   $21,211
                                              =======   =======   =======   =======   =======

Loans and securities are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan or security becomes 90 days past due as to principal or interest unless the loan or security is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and, in the case of loans, unpaid interest accrued in prior years is charged to the allowance for loan losses. See Note E to the consolidated financial statements for additional information regarding nonperforming loans, impaired loans and credit risk concentration.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of held to maturity securities at December 31,:

                                             2001       2000       1999
                                           --------   --------   --------
                                                   (In thousands)
U.S. Treasury and other U.S. Government
  agencies and corporations                $ 29,935   $ 55,724   $ 56,734
States and political subdivisions            89,540     93,006     97,824
Mortgage-backed securities                    4,278     70,279     90,850
Other                                       157,683    161,059     19,782
                                           --------   --------   --------

       TOTAL HELD TO MATURITY SECURITIES   $281,436   $380,068   $265,190
                                           ========   ========   ========

The following is a summary of the amortized cost of available for sale securities at December 31,:

                                                 2001        2000        1999
                                              ----------   --------   ----------
                                                        (In thousands)

U.S. Treasury securities and obligations of
  U.S. Government agencies and corporations   $   61,082   $160,702   $  276,558
States and political subdivisions                 62,188     52,095       48,914
Mortgage-backed securities                       861,799    574,292      693,828
Marketable equity securities                       8,254      8,551        8,369
Other                                            140,392     69,723      229,277
                                              ----------   --------   ----------

   TOTAL AVAILABLE FOR SALE SECURITIES        $1,133,715   $865,363   $1,256,946
                                              ==========   ========   ==========

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $15,800 and $2,318 on all mortgage-backed securities at December 31, 2001 and 2000, respectively.

The following table sets forth the maturities of all securities at December 31, 2001, and the weighted average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

                                                           After 1 But      After 5 But
                                        Within 1 Year    Within 5 Years    Within 10 Years    After 10 Years
                                       ---------------   ---------------   ---------------   ----------------
                                       Amount    Yield    Amount   Yield    Amount   Yield    Amount    Yield
                                       -------   -----   -------   -----   -------   -----   --------   -----
                                                                 (Dollars in thousands)
U.S. Treasury and other U.S.
  Government agencies and
corporations                           $21,892    4.00%  $18,538    5.88%  $25,527    6.10%  $ 25,423    7.12%
States and political subdivisions(1)     1,922    8.28%   13,936    7.97%   53,129    7.32%    82,007    7.54%
Mortgage-backed securities                 673    7.50%   11,453    6.25%   94,859    6.49%   774,760    6.93%
Other (2)                                   50    8.00%   22,174    6.31%   23,456    6.61%   258,917    6.65%

(1) Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.
(2) Includes marketable equity securities available for sale.

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

                                                    Federal     Securities Sold
                                                     Funds      Under Agreements
                                                   Purchased     To Repurchase
                                                   ---------    ----------------

                                                       (Dollars in thousands)
At December 31:
  2001                                              $43,831         $477,796
  2000                                               15,720          313,349
  1999                                               44,120          349,129

Weighted average interest rate at year end:
  2001                                                  1.7%             2.0%
  2000                                                  6.6%             5.2%
  1999                                                  5.0%             5.0%

Maximum amount outstanding at any month's end:
  2001                                              $43,831         $503,887
  2000                                               45,515          417,866
  1999                                               64,921          440,281

Average amount outstanding during the year:
  2001                                              $16,290         $390,545
  2000                                               15,332          351,816
  1999                                               27,774          335,908

Weighted average interest rate
During the year:
  2001                                                  2.9%             3.5%
  2000                                                  6.3%             5.3%
  1999                                                  5.4%             4.6%

At December 31, 2001, repurchase agreements include $346,957 in overnight accounts. The remaining balance principally consists of agreements having maturities under 2 years. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

                                 2001               2000                1999
                          -----------------   -----------------   -----------------
                            Amount     Rate     Amount     Rate     Amount     Rate
                          ----------   ----   ----------   ----   ----------   ----

                                            (Dollars in thousands)
Noninterest bearing
 demand deposits          $  495,681          $  473,205          $  468,238
Interest bearing
 demand deposits             463,925   0.91%     354,771   1.35%     335,231   1.60%
Savings deposits             759,424   2.71%     784,005   3.65%     865,351   3.36%
Time deposits              1,687,888   5.50%   1,637,162   5.65%   1,689,483   5.28%
                          ----------          ----------          ----------

                  TOTAL   $3,406,918   4.04%  $3,249,143   4.53%  $3,358,303   4.24%
                          ==========          ==========          ==========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

                              (In thousands)

3 months or less                 $ 91,024
Over 3 through 6 months            90,804
Over 6 through 12 months          108,261
Over 12 months                    108,843
                                 --------

          TOTAL                  $398,932
                                 ========

RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

                              2001    2000    1999
                             -----   -----   -----

Return on average assets      1.59%   1.19%   1.44%
Return on average equity     17.51%  14.41%  16.73%
Dividend payout ratio (1)    47.63%  59.83%  50.35%
Average equity to average
 assets ratio                 9.06%   8.29%   8.62%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United's loan loss experience for each of the five years ended December 31:

                                                  2001         2000         1999         1998         1997
                                               ----------   ----------   ----------   ----------   ----------
                                                                  (Dollars in thousands)
Balance of allowance for possible loan
  losses at beginning of year                  $   40,532   $   39,599   $   39,189   $   31,936   $   29,376

Allowance of purchased company at date
  of acquisition                                    4,673                                               2,695

Loans charged off:
  Commercial, financial and agricultural            2,578        2,482        3,896          800        1,352
  Real estate                                       7,090       10,570        3,290        3,070          447
  Real estate construction                             76
  Consumer and other                                2,615        2,793        2,050        2,400        2,436
                                               ----------   ----------   ----------   ----------   ----------

                           TOTAL CHARGE-OFFS       12,359       15,845        9,236        6,270        4,235

Recoveries:
  Commercial, financial and agricultural              681          374          341          729          292
  Real estate                                         557          226          156          217          263
  Real estate construction                              1
  Consumer and other                                  490          433          349          421          265
                                               ----------   ----------   ----------   ----------   ----------

                            TOTAL RECOVERIES        1,729        1,033          846        1,367          820
                                               ----------   ----------   ----------   ----------   ----------

                       NET LOANS CHARGED OFF       10,630       14,812        8,390        4,903        3,415
Provision for loan losses                          12,833       15,745        8,800       12,156        3,280
                                               ----------   ----------   ----------   ----------   ----------

                  BALANCE OF ALLOWANCE FOR
                  LOAN LOSSES AT END OF YEAR   $   47,408   $   40,532   $   39,599   $   39,189   $   31,936
                                               ==========   ==========   ==========   ==========   ==========

Loans outstanding at the end of period
  (gross) (1)                                  $3,505,385   $3,197,494   $3,170,096   $2,652,391   $2,689,839

Average loans outstanding during
  period (net of unearned income)(1)           $3,218,191   $3,198,090   $2,975,116   $2,668,460   $2,472,293

Net charge-offs as a percentage of
  average loans outstanding                          0.33%        0.46%        0.28%        0.18%        0.14%

Allowance for loan losses as
  a percentage of nonperforming loans               269.5%       315.5%       190.9%       209.9%       170.9%

(1) Excludes loans held for sale.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Allocation of allowance for loan losses
                                                 December 31
                             ---------------------------------------------------
                              2001       2000       1999       1998       1997

Commercial, financial and
   Agricultural              $22,605    $12,762    $14,432    $13,772    $10,115

Real estate                   10,795     12,713      9,861      3,587      3,452

Real estate construction       2,097      1,372        754      1,086        674

Consumer and other             4,004      3,533      2,735      3,747      3,221

Unallocated                    7,907     10,152     11,817     16,997     14,474
                             -------    -------    -------    -------    -------

    Total                    $47,408    $40,532    $39,599    $39,189    $31,936
                             =======    =======    =======    =======    =======

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 8. Financial Statements and Supplementary Data

(a) - FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

     Information relating to financial statements on pages 11 through 41
                                                           --         --
inclusive of the Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

(b) - SUPPLEMENTARY FINANCIAL INFORMATION

(1) Selected Quarterly Financial Data

     Information relating to selected quarterly financial data on page 42 of the
                                                                       --
Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

(2) Information on the Effects of Changing Prices

     Information relating to effects of changing prices on page 49 of the Annual
                                                                --
Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.
FORM 10-K, PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the registrant on pages 2 through 4 inclusive, pages 14 though 16 inclusive, and page 19 , of the
      -         -                  --        --                     --
Proxy Statement for the 2002 Annual Shareholders' Meeting is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation on pages 10 through 13
                                                           --         --
inclusive, of the Proxy Statement for the 2002 Annual Shareholders' Meeting is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management on pages 2 through 4 inclusive and pages 9 and 11 , of the Proxy
                    -         -                     -     --
Statement for the 2002 Annual Shareholders' Meeting is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions on pages 2 , 7 , 8 , and 13 of the Proxy Statement for the 2002 Annual
      -   -   -       --
Shareholders' Meeting is incorporated herein by reference.

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  List of Documents Filed as Part of This Report:

               (1) Financial Statements

          The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 2001 at Item 8a. Page references are to such Annual report.

Financial Statements:                                           Page References
--------------------                                            ---------------

Report of Independent Auditors...............................          11
Consolidated Balance Sheets..................................          12
Consolidated Statements of Income............................          13
Consolidated Statements of Changes in Shareholders' Equity...          14
Consolidated Statements of Cash Flows........................          15
Notes to Consolidated Financial Statements...................          16

               (2) Financial Statement Schedules

          United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

               (3) Exhibits Required by Item 601

               Listing of Exhibits - See the Exhibits' Index on page 29 of this
                                                                     --
Form 10-K.

          (b)  Reports on Form 8-K

               On December 10, 2001, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the completion of its acquisition of Century Bancshares, Inc.

               On January 22, 2002, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the fourth quarter and year of 2002.

               On February 28, 2002, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to announce a stock repurchase plan.

          (c)  Exhibits -- The exhibits to this Form 10-K begin on page 79.
                                                                        --

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

            Signatures                          Title                        Date



/s/ Richard M. Adams                 Chairman of the Board, Director,   March 26, 2002
----------------------------------   and Chief Executive Officer


/s/ Steven E. Wilson                 Chief Financial Officer            March 26, 2002
----------------------------------   Chief Accounting Officer


/s/ F.T. Graff, Jr.                  Director                           March 26, 2002
----------------------------------


/s/ Theodore J. Georgelas            Director                           March 26, 2002
----------------------------------


/s/ I.N. Smith, Jr.                  Director                           March 26, 2002
----------------------------------


/s/ P. Clinton Winter, Jr.           Director                           March 26, 2002
----------------------------------


/s/ Warren A. Thornhill, III         Director                           March 26, 2002
----------------------------------


/s/ G. Ogden Nutting                 Director                           March 26, 2002
----------------------------------


/s/ Russell L. Isaacs                Director                           March 26, 2002
---------------------------------


/s/ William C. Pitt, III             Director                           March 26, 2002
----------------------------------


/s/ James W. Word, Jr.               Director                           March 26, 2002
----------------------------------


/s/ Joseph S. Bracewell              Director                           March 26, 2002
----------------------------------

                                   SIGNATURES

                                   (continued)

            Signatures                          Title                        Date


/s/ John M. McMahon                  Director                           March 26, 2002
----------------------------------


/s/ Alan E. Groover                  Director                           March 26, 2002
----------------------------------


/s/ Thomas J. Blair, III             Director                           March 26, 2002
----------------------------------


/s/ H. Smoot Fahlgren                Director                           March 26, 2002
----------------------------------


/s/ Harry L. Buch                    Director                           March 26, 2002
----------------------------------

                             UNITED BANKSHARES, INC.

                                    FORM 10-K

                                INDEX TO EXHIBITS

Item 14.

                                                       Sequential
                                       S-K Item 601       Page
Description                          Table Reference   Number (a)
-----------                          ---------------   ----------

Articles of Incorporation and
  Bylaws:                                    (3)

   (a) Bylaws                                              (e)

   (b) Articles of Incorporation                           (d)

Investments                                  (4)          N/A

Voting Trust Agreement                       (9)          N/A

Material Contracts                          (10)

   (a) Employment Agreement with
         I. N. Smith, Jr.                                  (b)

   (b) Employment Agreement with
         Richard M. Adams                 (10.1)           79

   (c) Supplemental Retirement
         Agreement with
         Richard M. Adams                 (10.2)           93

   (d) Lease on Branch Office in
         Charleston Town Center,
         Charleston, West Virginia                         (b)

   (e) Lease on United Center,
         Charleston, West Virginia                         (f)

   (f) Employment Contract with
         Douglass H. Adams                                 (c)

                                                       Sequential
                                      S-K Item 601        Page
Description                          Table Reference   Number (a)
-----------                          ---------------   ----------

   (g) Data processing contract
         with FISERV                                       (j)

   (h) Supplemental Retirement
         Contract with
         Douglass H. Adams                                 (g)

   (i) Executive Officer Change                            (h)
         of Control Agreements                             (j)

   (j) Employment Contract with
         Bernard H. Clineburg                              (i)

   (k) Employment Contract with
         Joseph S. Bracewell              (10.3)          101

Statement Re: Computation of
              Ratios                        (12)          106

Annual Report to Security Holders,
  et al.                                    (13)           32

Letter Re:  Change in accounting
  principles                                (18)          N/A

Previously Unfiled Documents                (19)          N/A

Subsidiaries of the Registrant              (21)          107

Published Report Regarding Matters
  Submitted to a Vote of Security
  Holders                                   (22)          N/A

Consent of Ernst & Young LLP                (23)          108

                                                       Sequential
                                      S-K Item 601        Page
Description                          Table Reference   Number (a)
-----------                          ---------------   ----------

Power of Attorney                           (24)          N/A

Additional Exhibits:                        (28)          N/A

Footnotes
---------

(a)  N/A = Not Applicable

(b) Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356

(c) Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-19968 filed February 3, 1988

(d) Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322

(e) Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322

(f) Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322

(g) Incorporated into this filing by reference to Exhibits to the 1992 10-K for United Bankshares, Inc., File No. 0-13322

(h) Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322

(i) Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 333-44993 filed January 27, 1998

(j) Incorporated into this filing by reference to Exhibits to the 2000 10-K for United Bankshares, Inc., File No. 0-13322

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                                       Five Year Summary
                               ------------------------------------------------------------------
                                  2001          2000          1999          1998          1997
                               ----------    ----------    ----------    ----------    ----------

Summary of Operations:
Total interest income          $  360,610    $  377,847    $  354,665    $  325,647    $  280,452
Total interest expense            175,507       197,766       174,402       155,354       131,122
Net interest income               185,103       180,081       180,263       170,293       149,330
Provision for loan losses          12,833        15,745         8,800        12,156         3,280
Other income                       62,205        33,786        51,078        41,752        37,068
Other expense                     115,745       110,422       117,519       137,964       103,852
Income taxes                       38,739        28,724        34,774        17,523        27,005
Net income                         79,991        58,976        70,248        44,402        52,261
Cash dividends(1)                  38,096        35,286        35,367        28,317        20,344

Per common share:
Net income:
 Basic                               1.93          1.41          1.63          1.04          1.24
 Diluted                             1.90          1.40          1.61          1.02          1.22
Cash dividends(1)                    0.91          0.84          0.82          0.75          0.68
Book value per share                11.80         10.32          9.32          9.74          9.35

Selected Ratios:
Return on average
 shareholders' equity               17.51%        14.41%        16.73%        10.77%        13.92%
Return on average assets             1.59%         1.19%         1.44%         1.05%         1.42%
Dividend payout ratio (1)           47.63%        59.83%        50.35%        63.77%        49.69%

Selected Balance Sheet Data:
Average assets                 $5,041,196    $4,936,605    $4,867,521    $4,238,808    $3,682,302
Investment securities           1,428,716     1,245,334     1,472,553       927,316     1,006,735
Loans held for sale               368,625       203,831       117,825       720,607        97,619
Total loans                     3,502,334     3,192,494     3,170,096     2,652,391     2,689,839
Total assets                    5,631,775     4,904,547     5,069,160     4,567,899     4,094,836
Total deposits                  3,787,793     3,391,449     3,260,985     3,493,058     3,185,963
Long-term borrowings              809,977       698,204       343,847       240,867        46,674
Total borrowings
 and other liabilities          1,337,453     1,082,228     1,412,245       653,310       512,817
Shareholders' equity              506,529       430,870       395,930       421,531       396,056

(1) Cash dividends are the amounts declared by United and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Congress passed the Private Securities Litigation Act of 1995 to encourage corporations to provide investors with information about the company's anticipated future financial performance, goals, and strategies. The act provides a safe haven for such disclosure; in other words, protection from unwarranted litigation if actual results are not the same as management expectations.

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

2001 COMPARED TO 2000

OVERVIEW

At the close of business on December 7, 2001, United acquired 100% of the outstanding common stock of Century Bancshares, Inc., Washington, D.C. (Century) in a transaction valued at approximately $63.8 million. The transaction was accounted for using the purchase method of accounting and, accordingly, the following discussion includes the financial position and results of operations of Century from the effective merger date forward. At consummation, Century had assets of approximately $414 million, loans of $295 million, deposits of $330 million and shareholders' equity of $20 million.

EARNINGS SUMMARY

For the year ended December 31, 2001, net income increased 35.63% to $80.0 million from $59.0 million for the year ended December 31, 2000. On a diluted per share basis, net income of $1.90 for 2001 increased 35.71% from $1.40 in 2000.

Results for 2000 include the recognition of approximately $20.09 million ($13.51 million after tax) of balance sheet restructuring and other charges. Excluding these charges, United earned $72.5 million or $1.72 per diluted share for the year 2000.

The 2001 results represented a return on average shareholders' equity of 17.51% and a return on average assets of 1.59%. These key financial performance indicators compare favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 16.39% and 1.25%, respectively. United continues to be one of the nation's best-performing regional banking companies.

Dividends per share increased from $0.84 in 2000 to a record level of $0.91 per share in 2001. United paid approximately $37.0 million in dividends to common shareholders in 2001 compared with $35.5 million in 2000. This was the twenty-eighth consecutive year of dividend increases to shareholders.

Net interest income grew $5.0 million or 2.79% for the year of 2001 when compared to 2000. Noninterest income increased $28.4 million or 84.11% for 2001 when compared to 2000 while noninterest expense increased $5.3 million or 4.82% over the same time period. However, for the year 2000, noninterest income included balance sheet restructuring losses of $15.01 million ($10.10 million after tax) resulting from losses on sales and write-downs on securities, while noninterest expense includes other significant charges of $3.99 million ($2.68 million after tax), primarily related to litigation expense of $1.63 million ($1.09 million after tax) and $2.36 million ($1.59 million after tax) of other charges that mostly include salary incentive and benefit plan costs.

The effective tax rate of 32.63% for the year ended December 31, 2001 was comparable to 32.75% for 2000.

FINANCIAL CONDITION SUMMARY

Including the acquisition of Century, United's total assets as of December 31, 2001 were $5.63 billion, an increase of $727.2 million or 14.83% from year end 2000. United's available for sale securities portfolio increased $282.01 million while securities held to maturity decreased $98.63 million as compared to year end 2000. Total loans, including loans held for sale, increased $474.6 million or 13.98%. Cash and cash equivalents increased $12.78 million while nonearning assets increased $63.31 million in 2001.

Total deposits at December 31, 2001 increased $396.34 million or 11.69% since year end 2000. In terms of composition, interest-bearing deposits increased $281.97 million while noninterest-bearing deposits increased $114.37 million from December 31, 2000. United's total borrowed funds increased $232.16 million, or 22.32%, as short-term borrowings increased $193.41 million. United increased these borrowings to take advantage of lower short-term interest rates. FHLB borrowings increased $29.94 million. Accrued expenses and other liabilities increased $23.07 million or 54.93% since year end 2000.

Shareholders' equity increased $75.66 million or 17.56% from December 31, 2000 translating into a book value per share of $11.80. The increase in shareholders' equity was due to net retained earnings in excess of dividends for the year of $41.90 million and a decrease in treasury stock of $25.36 million as 1,981,423 shares were issued from treasury stock for the acquisition of Century. During 2001, 1,080,000 shares were repurchased under a plan announced by United in May of 2000 authorizing the repurchase of up to 1.675 million shares of its common stock on the open market. Through December 31, 2001, 1,299,300 shares have been repurchased since the plan's inception. United continues to balance capital adequacy and the return to shareholders. At December 31, 2001, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

The following discussion explains in more detail the results of operations and changes in financial condition by major category.

Net Interest Income

Net interest income represents the primary component of United's earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2001, are summarized below.

Tax-equivalent net interest income of $196.74 million for the year 2001 increased $5.57 million from $191.17 million for the year of 2000. The main reason for the increase from the previous year was due to an increase in average earning assets of $115.94 million. United's tax-equivalent net interest margin was 4.12% for the year of 2001 and 4.11% for the same time period in 2000. United maintains a fairly balanced portfolio of interest-rate sensitive assets and liabilities in order to manage interest rate risk and thus minimize the impact of fluctuating interest rates. In 2001, the net interest margin percentage increased one basis point for the year despite 11 Federal Funds interest rate reductions. In 2000, the net interest margin percentage declined only one basis point for the year despite six Federal Funds rate increases from mid 1999 through mid 2000.

Total interest income of $360.61 million decreased 4.56% for the year 2001 as a result of a lower yield on average interest-earning assets. Overall, the yield on average interest-earning assets decreased 55 basis points from 8.34% in 2000 to 7.79% in 2001. The yield on average loans, net of unearned income, decreased 71 basis points to 8.16% in the year 2001 from to 8.87% in 2000. The yield on average securities was 6.68% for the year 2001 as compared to 6.86% for 2000.

Total interest expense decreased $22.26 million or 11.26% in 2001 compared to 2000. This decrease was attributed primarily to changes in the funding mix during 2001. During 2001, United utilized lower cost deposits and short-term wholesale funding sources to support asset growth rather than long-term, higher cost FHLB advances. The average cost of funds decreased from 4.95% in 2000 to 4.37% in 2001. United's average interest-bearing deposits increased $135.30 million and average short-term borrowings increased $39.85 million while average FHLB and other long-term borrowings decreased $155.14 million.

Provision for Loan Losses

Although weakening economic conditions caused an increase in nonperforming loans during the year of 2001, United's credit quality continues to compare favorably with peer and industry averages. Nonperforming loans were $17.59 million or 0.50% of loans, net of unearned income, at December 31, 2001 compared to $12.85 million or 0.40% of loans, net of unearned income at December 31, 2000. Nonperforming loans represented 0.31% of total assets at the end of the year 2001, as compared to 0.26% for United at the end of 2000. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans remained relatively flat while loans past due 90 days or more increased $4.81 million or 101.87% since year end 2000. Total nonperforming assets of $30.35 million, including nonperforming securities of $10.0 million and OREO of $2.76 million at December 31, 2001, represented 0.54% of total assets at the end of 2001.

At December 31, 2001, impaired loans were $12.59 million, which was a very slight increase from the $12.50 million of impaired loans at December 31, 2000. For further details, along with a discussion of concentrations of credit risk, see Note E to the Consolidated Financial Statements.

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United's process for evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. This process determines the appropriate level of the allowance for loan losses, allocation among loan types, and the resulting provision for loan losses.

At December 31, 2001, the allowance for loan losses was $47.41 million, compared to $40.53 million at December 31, 2000. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.35% and 1.27% at December 31, 2001 and 2000, respectively. The ratio of the allowance for loan losses to nonperforming loans was 269.5% and 315.5% at December 31, 2001 and 2000, respectively, which reflects the impact of the increase in nonperforming loans.

For the years ended December 31, 2001 and 2000, the provision for loan losses was $12.83 million and $15.75 million, respectively. Net charge-offs were $10.63 million for the year of 2001 as compared to net charge-offs of $14.81 million for the year of 2000. The decreases in provision and net charge-offs for the year were based upon management's ongoing evaluation of the adequacy for the loan losses and were primarily attributed to lower losses on junior-lien mortgage loans.

Allocations are made for specific commercial loans based upon management's estimate of the borrower's ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages, which are adjusted for current conditions and applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United's formal company-wide process at December 31, 2001 produced increased allocations within three of four loan categories from December 31, 2000. The components of the allowance allocated to commercial loans and consumer loans increased $9.8 million and $471 thousand, respectively, as a result of changes in the composition and risk profile resulting from the Century merger, declining economic conditions and changes in historical loss factors. The real estate construction loan pool allocation increased $725 thousand as a result of increased loan volume and changes in historical loss factors. The components of the allowance allocated to real estate loans decreased $1.9 million as a result of changes in volume and historical loss factors.

The unallocated portion of the allowance for loan losses has continually declined over the past four years as more seasoned loss data has been developed about specific pools of loans to facilitate assignment of the allowance to more specific segments within the loan portfolio. Changes in economic conditions, more specifically the events of September 11, 2001, and the economic downturn that had begun prior to that date and continued throughout the fourth quarter of 2001, caused United to further refine its systematic methodology in the determination of the allowance for loan losses to specific loans or groups.

Management believes that the allowance for loan losses of $47.41 million at December 31, 2001 is adequate to provide for probable losses on existing loans based on information currently available.

Management is not aware of any potential problem loans, trends or uncertainties that it reasonably expects will materially impact future operating results, liquidity, or capital resources which have not been disclosed. Additionally, management has disclosed all known material credits that cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment schedules.

Other Income

Noninterest income has been, and will continue to be, an important factor for improving United's profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income, excluding securities gains and losses, increased 31.63% for the year of 2001 when compared to the year of 2000. These results were achieved primarily due to a combination of increased revenues from the mortgage banking, wealth management and deposit services areas.

Income from mortgage banking operations increased $10.18 million or 62.29% from the previous year. Mortgage loan origination activity increased 93.71% or $1.14 billion for the year of 2001 as compared to the same period in 2000 due to declining interest rates. The higher level of originations during 2001 resulted in increased loan sales in the secondary market of 94.07% or $1.06 billion compared to last year.

Service charges, commissions and fees from customer accounts increased $4.22 million or 18.65% from 2000. This income includes charges and fees related to various banking services provided by United.

Trust income and brokerage commissions increased $1.16 million or 16.45% due to an increased volume of trust and brokerage business. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United's traditional banking products and services.

During 2001, United incurred a net loss on the sale of investment securities of $518 thousand as compared to a net loss of $13.86 million during 2000. United restructured its balance sheet in the fourth quarter of 2000 by selling lower yielding, fixed-rate securities that had been carried as available for sale. Sales and write-downs of securities from this restructuring resulted in loss of approximately $15.01 million ($10.10 million after-tax) in the fourth quarter of 2000.

Overall, noninterest income, including net losses from securities transactions, increased $28.42 million or 84.11% for 2001 when compared to 2000.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United's cost control efforts have been very successful, resulting in an efficiency ratio of 43.1%, which is well below the 57.4% reported by United's national peer group banks and its immediate in-market competitors.

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. Noninterest expense increased $5.32 million or 4.82% for the year ended December 31, 2001 as compared to the year ended 2000. Results for 2000 include one-time charges of $3.99 million associated with litigation and employee salary incentive and benefit plans. Excluding these charges, total noninterest expense increased $9.31 million or 8.75% from 2000.

Total salaries and benefits increased $7.94 million or 14.92% for the year of 2001 compared to the year of 2000. The results for 2000 include one-time charges of $960 thousand. The increase was due mainly to higher sales activity in the mortgage banking segment, since compensation and incentives for its personnel are significantly tied to activity levels. Excluding the one-time expenses, total salaries and benefits increased $8.90 million or 17.04% from 2000. At December 31, 2001 and 2000, United employed 1,361 and 1,253 full-time equivalent employees, respectively.

Net occupancy expense in 2001 decreased from 2000 levels by $1.27 million or 10.80%. The lower net occupancy expense for 2001 was due mainly to decreases in both real property taxes on owned premises and rental expense on leased offices.

Remaining other expense decreased $1.34 million or 2.95% in 2001 compared to 2000. The results for 2000 include one-time charges of approximately $2.92 million. Excluding the aforementioned one-time expenses, other expense increased $1.58 million or 3.72% due mainly to expenses related to the Century merger and planning initiatives.

Income Taxes

For the year ended December 31, 2001, income taxes were $38.74 million, compared to $28.72 million for 2000. The increase of $10.02 million or 34.87% was primarily the result of increased pretax income. For the years ended December 31, 2001 and 2000, United's effective tax rates were 32.63% and 32.75%, respectively.

Quarterly Results

All four quarters of 2001 showed large increases in earnings in comparison to each of the same four quarters of 2000. On a per share basis, first quarter 2001 earnings were $0.46 per share, compared to $0.42 in 2000, second quarter 2001 earnings were $0.47 per share, compared to $0.43 in 2000, third quarter 2001 earnings were $0.48, compared to $0.44 per share in 2000 while fourth quarter 2001 earnings were $0.49, compared to $0.11 per share in 2000.

Net income for the fourth quarter of 2001 was $21.08 mi1lion, compared to $4.30 million earned in the fourth quarter of 2000. The results for the fourth quarter of 2000 included balance sheet restructuring and other one-time charges of approximately $20.09 million ($13.51 million after tax).

Additional quarterly financial data for 2001 and 2000 may be found in Note R to the Consolidated Financial Statements.

The Effect of Inflation

United's income statements generally reflect the effects of inflation. Since interest rates, loan demand and deposit levels are impacted by inflation, the resulting changes in the interest-sensitive assets and liabilities are included in net interest income. Similarly, operating expenses such as salaries, rents and maintenance include changing prices resulting from inflation. One item that would not reflect inflationary changes is depreciation expense. Subsequent to the acquisition of depreciable assets, inflation causes price levels to rise; therefore, historically presented dollar values do not reflect this inflationary condition. With inflation levels at relatively low levels and monetary and fiscal policies being implemented to keep the inflation rate increases within an acceptable range, management expects the impact of inflation would continue to be minimal in the near future.

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

United employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. One such technique utilizes an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. The model is based on projected cash flows and repricing characteristics for on- and off-balance-sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The model also includes executive management projections for activity levels in product lines offered by United. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Interest-sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time frame. The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. United closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.

The difference between rate-sensitive assets and rate-sensitive liabilities for specified periods of time is known as the "GAP."

As shown in the interest rate sensitivity GAP table in this section, United was liability-sensitive (excess of liabilities over assets) in the one-year horizon. This indicates that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adjusted to show the estimated differences in interest rate sensitivity that result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table.) Using these estimates, United was liability-sensitive in the one-year horizon in the amount of $124 million or (2.33%) of the cumulative gap to related earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of December 31, 2001 and 2000:

  Change in       Percentage Change in Net Interest Income
Interest Rates   -----------------------------------------
(basis points)   December 31, 2001     December 31, 2000
--------------   -----------------     -------------------
    +200               -1.61%                 -2.62%
    -200                0.24%                 -3.57%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would decrease by 1.61% over one year as of December 31, 2001, as compared to a decrease of 2.62% as of December 31, 2000. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.24% over one year as of December 31, 2001, as compared to a decrease of 3.57% as of December 31, 2000. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

     The following table shows the interest rate sensitivity GAP as of December 31, 2001:

Interest Rate Sensitivity Gap
                                              Days
                               --------------------------------------       Total           1-5          Over 5
                                  0-90         91-180       181-365        One Year        Years          Years        Total
                               ------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
   Federal funds sold and
      securities  purchased
      under agreements to
      resell and other
      short-term investments   $    1,536                                $     1,536                                 $    1,536
   Investment and marketable
      equity securities
         Taxable                  137,343    $   2,758    $     9,015        149,116    $   370,846    $  757,760     1,277,722
         Tax-exempt                   505        1,475            677          2,657          6,459       141,878       150,994
   Loans, net of unearned
      income                    1,528,741       89,880        158,920      1,777,541      1,231,425       861,993     3,870,959
                               ------------------------------------------------------------------------------------------------

Total Interest-Earning
   Assets                      $1,668,125    $  94,113    $   168,612    $ 1,930,850    $ 1,608,730    $1,761,631    $5,301,211
                               ================================================================================================

LIABILITIES
Interest-Bearing Funds:
   Savings and NOW accounts    $1,377,598                                $ 1,377,598                                 $1,377,598
   Time deposits of
      $100,000 & over              91,607    $  52,338    $   146,673        290,618    $   107,579    $    1,219       399,416
   Other time deposits            323,734      275,093        380,182        979,009        375,377         2,608     1,356,994
   Federal funds purchased,
      repurchase agreements
      and other short-term
      borrowings                  406,288                                    406,288        120,840                     527,128
   FHLB advances and trust
   preferred securities            55,180          180            758         56,118        104,936       584,201       745,255
                               ------------------------------------------------------------------------------------------------

Total Interest-Bearing
   Funds                       $2,254,407    $ 327,611    $   527,613    $ 3,109,631    $   708,732    $  588,028    $4,406,391
                               ================================================================================================

Interest Sensitivity Gap        ($586,282)   ($233,498)     ($359,001)   ($1,178,781)   $   899,998    $1,173,603    $  894,820
                               ================================================================================================

Cumulative Gap                  ($586,282)   ($819,780)   ($1,178,781)   ($1,178,781)     ($278,783)   $  894,820    $  894,820
                               ================================================================================================

Cumulative Gap as a
   Percentage of
   Total Earning Assets            (11.06%)     (15.46%)       (22.24%)       (22.24%)        (5.26%)       16.88%        16.88%

Management Adjustments         $1,319,057     ($87,981)     ($175,830)   $ 1,055,246    ($1,055,246)                 $        0

Off-Balance Sheet Activities
                               ------------------------------------------------------------------------------------------------
Cumulative Management
   Adjusted Gap  and
   Off-Balance Sheet
   Activities                  $  732,775    $ 411,296      ($123,535)     ($123,535)     ($278,783)   $  894,820    $  894,820
                               ================================================================================================

Cumulative Management
   Adjusted Gap and  Off-
   Balance Sheet
   Activities as
   a Percentage of Total
   Earning Assets                   13.82%        7.76%         (2.33%)        (2.33%)        (5.26%)       16.88%        16.88%
                               ================================================================================================

Liquidity and Capital Resources

In the opinion of management, United maintains liquidity that is sufficient to satisfy its depositors' requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is "core deposits." Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest-cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase as well as advances from the FHLB. Repurchase agreements represent funds that are generally obtained as the result of a competitive bidding process.

Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers. Other than cash and due from banks, the available for sale securities portfolio and maturing loans are the primary sources of liquidity.

The goal of liquidity management is to ensure the ability to access funding that enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United's cash needs. Liquidity is managed by monitoring funds' availability from a number of primary sources. Substantial funding is available from cash and cash equivalents, unused short-term borrowings and a geographically dispersed network of branches providing access to a diversified and substantial retail deposit market.

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

Cash flows used for operations in 2001 were $57.17 million as compared to cash flows provided by operations of $743 thousand in 2000 primarily as a result of approximately $149.99 million of excess originations of mortgage loans over proceeds from the sale of loans. In 2001, net cash of $115.91 million was used in investing activities as compared to 2000 in which investing activities provided cash of $216.64 million. Cash used in investing activities in 2001 was primarily due to $91.57 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities. In 2000, cash was provided by investing activities due mainly to excess net proceeds from calls and maturities of securities over purchases of investment securities by $256.10 million. Financing activities resulted in a source of cash in 2001 of $185.86 million primarily due to an increase in short-term borrowings and deposits of $165.23 million and $73.35 million, respectively. For the year of 2000, net cash of $232.38 million was used in financing activities, primarily due to the net repayment of approximately $246.84 million of FHLB borrowings, payment of $35.47 million in cash dividends and $18.38 million for acquisitions of United shares under the stock repurchase programs. The net effect of this activity was an increase in cash and cash equivalents of $12.78 million for the year of 2001 and a decrease in cash and cash equivalents of $15.00 million for the year of 2000. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

United also seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders' equity. United's average equity to average asset ratio was 9.06% in 2001 and 8.29% in 2000. United's risk-based capital ratio was 11.37% in 2001 and 11.77% in 2000, which are both significantly higher than the minimum regulatory requirements. United's Tier 1 capital and leverage ratios of 10.01% and 7.95%, respectively, at December 31, 2001, are also well above regulatory minimums to be classified as a "well-capitalized" institution. See Note O, Notes to Consolidated Financial Statements.

Commitments

At December 31, 2001 United had outstanding loan commitments of $937,933,000 pertaining to lines of credit authorized but unused, and $103,446,000 of letters of credit to its various customers in the normal course of business.

Past experience has shown that, of the foregoing commitments, approximately 12-15% can reasonably be expected to be funded within a one-year period. For more information, see Note L to the Consolidated Financial Statements.

2000 COMPARED TO 1999

EARNINGS SUMMARY

For the year ended December 31, 2000, operating earnings were $72.5 million compared to $70.2 million for the year ended December 31, 1999. On a diluted per share basis, operating earnings were $1.72 in 2000 compared to $1.61 in 1999.

Operating earnings represent earnings before balance sheet restructuring and other charges of approximately $20.09 million ($13.51 million after tax) incurred during the fourth quarter of 2000. United restructured its balance sheet by selling lower yielding, fixed-rate securities, which had been carried as available for sale. A majority of the proceeds of the sale was reinvested in higher yielding, fixed-rate securities with an average maturity comparable with those securities sold. A portion of the sale proceeds was also used to pay down short-term borrowings and to repurchase shares of United's common stock. Losses on sales and write-downs of securities totaled $15.01 million ($10.10 million after tax) during the fourth quarter of 2000.

In addition to the restructuring losses, United incurred other significant charges during the fourth quarter of

2000. United incurred litigation expense of $1.63 million ($1.09 million after tax) as a result of a building operating lease settlement. Other significant charges, which related primarily to employee salary incentive and benefit plans, totaled approximately $2.36 million ($1.59 million after tax). After these charges, diluted earnings per share were $1.40 for the year ended December 31, 2000, compared to $1.61 for the year ended December 31, 1999.

Operating earnings represent a return on average shareholders' equity of 17.66% and a return on average assets of 1.47% for the year ended December 31, 2000. These operating ratios compare favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 14.82% and 1.16%, respectively.

Dividends per share increased from $0.82 in 1999 to a record level of $0.84 per share in 2000. United paid approximately $35.3 million in dividends to common shareholders in 2000 compared with $35.4 million in 1999.

The growth in operating earnings for the year of 2000 was a result of reducing noninterest expenses while maintaining a stable net interest margin in a challenging banking environment. Net interest income remained flat for the year of 2000 when compared to 1999 as increased deposit and funding costs resulting from six Federal Funds rate increases from mid-1999 through mid-2000 offset growth in interest income. Noninterest income, including income from mortgage banking operations, decreased $2.28 million or 4.47% for 2000 when compared to 1999 as the higher interest rates and a slowing economy caused a decline in mortgage banking results. Noninterest expenses decreased $11.09 million or 9.43% for 2000 compared to the same period in 1999.

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

Other Income

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

Total salaries and benefits, excluding one-time charges of $960 thousand, decreased by 13.14% or $7.90 million for the year of 2000 compared to year of 1999. The decline was due to lower sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels and an SFAS No. 87 pension benefit as a result of excess earnings within United's plan. Including the one-time expenses, total salaries and benefits declined $6.94 million or 11.54% from 1999. At December 31, 2000 and 1999, United employed 1,253 and 1,387 full-time equivalent employees, respectively.

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

United's cost control efforts have been very successful, resulting in an efficiency ratio of 44.8%, which was well below the 57.6% reported by United's national peer group banks and its immediate in-market competitors.

Income Taxes

For the years ended December 31, 2000 and 1999, United's effective tax rate approximated 33%.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS

Board of Directors and Shareholders
United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Charleston, West Virginia
February 15, 2002

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                                     December 31
                                                                                    --------------------------
                                                                                       2001            2000
                                                                                    --------------------------
Assets
Cash and due from banks                                                             $   156,058    $   142,801
Interest-bearing deposits with other banks                                                1,536            884
Federal funds sold                                                                                       1,125
                                                                                    --------------------------
Total cash and cash equivalents                                                         157,594        144,810
Securities available for sale at estimated fair value (amortized cost-$1,133,715
   at December 31, 2001 and $865,363 at December 31, 2000)                            1,147,280        865,266
Securities held to maturity (estimated fair value-$280,865 at
   December 31, 2001 and $378,405 at December 31, 2000)                                 281,436        380,068
Loans held for sale                                                                     368,625        203,831
Loans                                                                                 3,505,385      3,197,494
   Less: Unearned income                                                                 (3,051)        (5,000)
                                                                                    --------------------------
Loans net of unearned income                                                          3,502,334      3,192,494
   Less: Allowance for loan losses                                                      (47,408)       (40,532)
                                                                                    --------------------------
Net loans                                                                             3,454,926      3,151,962
Bank premises and equipment                                                              48,394         44,481
Accrued interest receivable                                                              32,012         36,000
Other assets                                                                            141,508         78,129
                                                                                    --------------------------
                                                                     TOTAL ASSETS   $ 5,631,775    $ 4,904,547
                                                                                    ==========================

Liabilities
Domestic deposits:
   Noninterest-bearing                                                              $   653,785    $   539,415
   Interest-bearing                                                                   3,134,008      2,852,034
                                                                                    --------------------------
Total deposits                                                                        3,787,793      3,391,449

Borrowings:
   Federal funds purchased                                                               43,831         15,720
   Securities sold under agreements to repurchase                                       477,796        313,349
   Federal Home Loan Bank borrowings                                                    736,455        706,512
   Mandatorily redeemable capital securities of subsidiary trust                          8,800
   Other borrowings                                                                       5,501          4,647
Accrued expenses and other liabilities                                                   65,070         42,000
                                                                                    --------------------------
                                                                TOTAL LIABILITIES     5,125,246      4,473,677

Shareholders' Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at December 31, 2001 and December 31, 2000, including 455,258 and 1,616,498
   shares in treasury at December 31, 2001 and December 31, 2000, respectively          108,454        108,454
Surplus                                                                                  84,122         85,032
Retained earnings                                                                       320,577        278,682
Accumulated other comprehensive income (loss)                                             4,351         (4,964)
Treasury stock, at cost                                                                 (10,975)       (36,334)
                                                                                    --------------------------
                                                       TOTAL SHAREHOLDERS' EQUITY       506,529        430,870
                                                                                    --------------------------
                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 5,631,775    $ 4,904,547
                                                                                    ==========================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

 (Dollars in thousands, except per share data)                                   Year Ended December 31
                                                                   -------------------------------------------
                                                                       2001            2000           1999
                                                                   ------------    ------------    -----------
Interest income
Interest and fees on loans                                         $    271,819    $    287,277    $   258,404
Interest on federal funds sold and other short-term investments             674           1,171            522
Interest and dividends on securities:
   Taxable                                                               77,390          79,190         85,392
   Tax-exempt                                                            10,727          10,209         10,347
                                                                   ------------    ------------    -----------
                                           Total interest income        360,610         377,847        354,665

Interest expense
Interest on deposits                                                    117,605         125,847        122,651
Interest on short-term borrowings                                        14,188          19,898         17,104
Interest on Federal Home Loan Bank borrowings                            43,714          52,021         34,647
                                                                   ------------    ------------    -----------
                                          Total interest expense        175,507         197,766        174,402
                                                                   ------------    ------------    -----------
                                             Net interest income        185,103         180,081        180,263
Provision for loan losses                                                12,833          15,745          8,800
                                                                   ------------    ------------    -----------
             Net interest income after provision for loan losses        172,270         164,336        171,463

Other income
Income from mortgage banking operations                                  26,518          16,340         22,392
Service charges, commissions, and fees                                   26,624          22,402         19,863
Trust department income                                                   8,213           7,053          6,020
Security (losses) and gains                                                (518)        (13,864)           677
Other income                                                              1,368           1,855          2,126
                                                                   ------------    ------------    -----------
                                              Total other income         62,205          33,786         51,078

Other expense
Salaries and employee benefits                                           61,109          53,174         60,111
Net occupancy expense                                                    10,514          11,787         12,206
Other expense                                                            44,122          45,461         45,202
                                                                   ------------    ------------    -----------
                                             Total other expense        115,745         110,422        117,519
                                                                   ------------    ------------    -----------
                                      Income before income taxes        118,730          87,700        105,022

Income taxes                                                             38,739          28,724         34,774
                                                                   ------------    ------------    -----------
                                                      Net income   $     79,991    $     58,976    $    70,248
                                                                   ============    ============    ===========
Earnings per common share:
   Basic                                                           $       1.93    $       1.41    $      1.63
                                                                   ============    ============    ===========
   Diluted                                                         $       1.90    $       1.40    $      1.61
                                                                   ============    ============    ===========

Dividends per common share                                         $       0.91    $       0.84    $      0.82
                                                                   ============    ============    ===========

Average outstanding shares:
   Basic                                                             41,497,304      41,958,956     43,100,977
   Diluted                                                           42,064,919      42,260,270     43,722,081

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except                   Common Stock                              Accumulated
per share data)                            ----------------------                           Other                       Total
                                                           Par                Retained   Comprehensive   Treasury   Shareholders'
                                             Shares       Value     Surplus   Earnings   Income (Loss)    Stock         Equity
                                           --------------------------------------------------------------------------------------
Balance at January 1, 1999                 $43,256,833   $108,142   $88,353   $220,111     $  4,934      $     (9)     $421,531

Comprehensive income:
Net income                                                                      70,248                                   70,248
Other comprehensive income, net of tax:
 Unrealized loss on securities of
 $36,722 net of reclassification
 adjustment for gains included in net
 income of $440                                                                             (37,162)                    (37,162)
                                                                                                                       --------
Total comprehensive income                                                                                               33,086
Purchase of treasury stock
 (1,049,800 shares)                                                                                       (26,196)      (26,196)
Common dividends declared ($0.82 per
share)                                                                         (35,367)                                 (35,367)
Common stock options exercised
(281,960 shares)                               124,936        312    (1,093)                                3,657         2,876
                                           --------------------------------------------------------------------------------------
Balance at December 31, 1999                43,381,769    108,454    87,260    254,992      (32,228)      (22,548)      395,930

Comprehensive income:
Net income                                                                      58,976                                   58,976
Other comprehensive income, net of tax:
 Unrealized gain on securities of
 $17,884 net of reclassification
 adjustment for losses included in net
 income of $9,012                                                                            26,896                      26,896
 Amortization of the unrealized loss for
 securities transferred from the
 available for sale to the held to
 maturity investment portfolio                                                                  368                         368
                                                                                                                       --------
Total comprehensive income                                                                                               86,240
Purchase of treasury stock (919,500 shares)                                                               (18,384)      (18,384)
Common dividends declared ($0.84 per
share)                                                                         (35,286)                                 (35,286)
Common stock options exercised (197,663
shares)                                                              (2,228)                                4,598         2,370
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2000                43,381,769    108,454    85,032    278,682       (4,964)      (36,334)      430,870

Comprehensive income:
Net income                                                                      79,991                                   79,991
Other comprehensive income, net of tax:
 Unrealized gain on securities of $8,543
 net of reclassification adjustment for
 losses included in net income of $337                                                        8,880                       8,880
 Amortization of the unrealized loss
 for securities transferred from the
 available for sale to the held to
 maturity investment portfolio                                                                  435                         435
                                                                                                                       --------
Total comprehensive income                                                                                               89,306
Acquisition of Century Bancshares, Inc.
(1,981,423 shares)                                                    2,274                                46,468        48,742
Purchase of treasury stock
(1,080,000 shares)                                                                                        (27,059)      (27,059)
Common dividends declared ($0.91 per
share)                                                                         (38,096)                                 (38,096)
Common stock options exercised (259,817
shares)                                                              (3,184)                                5,950         2,766
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2001               $43,381,769   $108,454   $84,122   $320,577     $  4,351      ($10,975)     $506,529
                                           ======================================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)                                                            Year Ended December 31
                                                                         ---------------------------------------
                                                                             2001         2000          1999
                                                                         -----------   -----------   -----------
OPERATING ACTIVITIES
Net income                                                               $    79,991   $    58,976   $    70,248
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                   12,833        15,745         8,800
  Provision for depreciation                                                   5,971         6,999         8,028
  Amortization of premiums on investment securities, net of accretion          2,760         2,517         3,370
  Gain on sales of bank premises and equipment                                (1,255)         (376)       (1,475)
  Loss (Gain) on securities transactions                                         518        13,864          (677)
  Loans originated for sale                                               (2,303,269)   (1,189,255)   (1,232,556)
  Proceeds from sales of loans                                             2,153,283     1,110,209     1,388,507
  Gain on sales of loans                                                     (14,155)       (8,210)      (13,576)
  Deferred income tax benefit                                                 (3,258)       (6,445)       (4,475)
Changes in:
  Loans held for sale                                                           (652)        1,038         6,154
  Interest receivable                                                          6,416           357        (5,955)
  Other assets                                                                (7,696)        3,659          (891)
  Accrued expenses and other liabilities                                      11,345        (8,335)          903
                                                                         -----------   -----------   -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (57,168)          743       226,405
                                                                         -----------   -----------   -----------
INVESTING ACTIVITIES
  Proceeds from maturities and calls of  investment securities                31,626        26,435       152,045
  Purchases of investment securities                                          (1,000)       (2,630)      (55,101)
  Proceeds from sales of securities available for sale                       208,755       541,672       336,558
  Proceeds from maturities and calls of  securities available for sale       403,002       126,897       146,794
  Purchases of securities available for sale                                (733,952)     (436,277)     (964,059)
  Net cash paid in branch divestiture                                         (8,644)
  Net cash of acquired subsidiary                                              5,617
  Net purchases of bank premises and equipment                                (3,505)       (2,522)          423
  Net change in loans                                                        (17,808)      (36,932)     (290,824)
                                                                         -----------   -----------   -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (115,909)      216,643      (674,164)
                                                                         -----------   -----------   -----------
FINANCING ACTIVITIES
  Dividends paid                                                             (36,990)      (35,468)      (34,999)
  Acquisition of treasury stock                                              (27,059)      (18,384)      (26,196)
  Proceeds from exercise of stock options                                      2,766         2,370         2,876
  Repayment of Federal Home Loan Bank borrowings                             (46,537)     (697,565)     (141,618)
  Proceeds from Federal Home Loan Bank borrowings                             55,100       450,730       749,098
Changes in:
  Time deposits                                                              (99,102)      106,582      (128,286)
  Other deposits                                                             172,452        23,882      (103,814)
  Federal funds purchased, securities sold under agreements to
     repurchase and other borrowings                                         165,231       (64,531)      149,208
                                                                         -----------   -----------   -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          185,861      (232,384)      466,269
                                                                         -----------   -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              12,784       (14,998)       18,510

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               144,810       159,808       141,298
                                                                         -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   157,594   $   144,810   $   159,808
                                                                         ===========   ===========   ===========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                December 31, 2001

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company
--------------------
headquartered in Charleston, West Virginia. United's principal business activities are community banking and mortgage banking. The principal markets of United Bankshares, Inc. and subsidiaries (United) are Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia and Arlington, Fairfax, Loudoun and Prince William counties, Virginia. United's mortgage banking activities are primarily through its wholly owned subsidiary, George Mason Mortgages, LLC.

Basis of Presentation: The consolidated financial statements and the notes to
---------------------
consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders' equity.

Cash Flow Information: United considers cash and due from banks,
---------------------
interest-bearing deposits with other banks and federal funds sold as cash and cash equivalents.

Securities: Management determines the appropriate classification of securities
----------
at the time of purchase. Debt securities that United has the positive intent and the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of Accumulated Other Comprehensive Income
(Loss), net of deferred income taxes.

Gains or losses on sales of securities are recognized by the specific identification method and are reported separately in the statements of income.

Loans: Loans are reported at the principal amount outstanding, net of unearned
-----
income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

Loans Held for Sale: Loans held for sale consist of one-to-four family
-------------------
residential loans originated for sale in the secondary market and carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

The principal sources of revenue from United's mortgage banking business are:
(i) loan origination fees; (ii) gains or losses from the sale of loans; and
(iii) interest earned on mortgage loans during the period that they are held by United pending sale.

Allowance for Loan Losses: The allowance for loan losses is management's
-------------------------
estimate of the probable credit losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan's risk by considering the borrowers' ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. Specific loss allocations are based on the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management's internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factor to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Management believes that the allowance for loan losses is adequate to provide for probable losses on existing loans based on information currently available.

Asset Securitization: As further discussed in Note D, United previously sold
--------------------
residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are retained interests in the securitized assets. These retained interests in securitized assets are recorded at their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United estimates fair values based on the present value of future expected cash flows using management's best estimates of key assumptions--credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

On April 1, 2001, United adopted Emerging Issues Task Force (EITF) Issue No. 99-20 (EITF 99-20) which provides accounting guidance for the recognition of interest income and impairment on purchased and retained interests in securitized financial assets. EITF 99-20 requires that the holder of such instruments recognize the excess of all cash flows attributable to the beneficial interest using the effective yield method. In addition, EITF 99-20 provides a change in the determination of impairment, whereby, if the fair value of the beneficial interest has declined below its carrying value, then an impairment analysis should be performed. If there has been an adverse change in the estimated cash flows from the previous cash flows projected, then the condition for an other-than-temporary impairment has been met and the beneficial interest should be written down to the estimated fair value. The adoption of this standard did not have a material impact on the financial position or results of operations of United.

Bank Premises and Equipment: Bank premises and equipment are stated at cost,
---------------------------
less allowances for depreciation and amortization. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets.

Income Taxes: Deferred income taxes (included in other assets) are provided for
------------
temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.

Intangible Assets: Intangible assets relating to the estimated value of the
-----------------
deposit base of the acquired institutions are being amortized on an accelerated basis over a 7 to 10 year period. The excess of the purchase price over the fair market value of the net assets of the banks acquired (goodwill) is being amortized on a straight-line basis over 15 to 20 years. Management reviewed intangible assets on a periodic basis and evaluated changes in facts and circumstances that may indicate impairment in the carrying value.

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. However, SFAS No. 142 did not supercede FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and therefore, any goodwill accounted for in accordance with this Statement will continue to be amortized until further guidance is issued from the FASB. SFAS No. 142 also requires that intangible assets with definite useful lives (such as core deposit intangibles) be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The provisions of SFAS No. 142 are effective January 1, 2002 and management estimates the benefit associated with the elimination of goodwill amortization in 2002 to be approximately $1.2 million after tax, or $.03 per diluted share. SFAS No. 142 requires that a transitional impairment test of goodwill and indefinite-lived intangible assets be performed within six months of adoption and any resulting impairment loss be reported as a change in accounting principle. Based on preliminary tests performed, no recording of impairment loss is anticipated.

At December 31, 2001 and 2000, deposit base intangibles and goodwill approximated $88,240,000 and $38,710,000, net of accumulated amortization of approximately $28,469,000 and $25,185,000.

Stock Options: United has stock option plans for certain employees that are
-------------
accounted for under the intrinsic value method. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense is recognized.

Treasury Stock: United records common stock purchased for treasury at cost. At
--------------
the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock using the weighted average cost method.

Trust Assets and Income: Assets held in a fiduciary or agency capacity for
-----------------------
customers are not included in the balance sheets since such items are not assets of the company. Trust income is reported on a cash basis. Reporting such income on an accrual basis would not materially affect United's consolidated financial position or its results of operations as reported herein.

Earnings Per Common Share: Basic earnings per common share is calculated by
-------------------------
dividing net income by the weighted average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 567,615, 301,314 and 621,104 shares in 2001, 2000 and 1999, respectively.

Operating Segments: United operates in the community banking and mortgage
------------------
banking businesses. Business results are based upon United's management accounting practices and are provided to the chief operating decision maker for determination of resource allocation and performance.

New Accounting Standards: On January 1, 2001, United adopted FASB Statement No.
------------------------
133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 137 (SFAS No. 137). The adoption of this standard did not materially impact the reported financial position or results of operations of United. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to determine when hedge accounting can be used.

In accordance with current interpretations of SFAS No. 133, United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of income tax. Amounts are reclassified from other comprehensive income into the income statement in the period or periods that the hedged transaction affects earnings.

In August of 2001, the FASB issued Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this standard is not expected to have a material impact on the financial position or results of operations of United.

NOTE B--MERGERS AND ACQUISITIONS

On December 7, 2001, United acquired 100% of the outstanding common stock of Century Bancshares, Inc., Washington, D.C. (Century). The results of operations of Century, which are not significant, have been included in the consolidated results of operations from the date of acquisition. As a result of this acquisition, United increased its presence in Northern Virginia, Washington, D.C., and Montgomery County, Maryland by adding 11 full service offices.

The aggregate purchase price was $63.8 million, including $15.1 million of cash, and 1.98 million shares of common stock valued at $48.7 million. The value of the 1.98 million common shares issued was determined based on the average market price of United's common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. At consummation, Century had assets of approximately $414 million, loans of $295 million, deposits of $330 million and shareholders' equity of $20 million.

NOTE C--INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                            December 31, 2001
                                            -------------------------------------------------
(In thousands)                                              Gross       Gross       Estimated
                                            Amortized    Unrealized   Unrealized      Fair
                                               Cost         Gains       Losses       Value
                                            -------------------------------------------------
U.S. Treasury securities and obligations
   of U.S. Government corporations and
   agencies                                 $   61,082    $   651       $  288     $   61,445
State and political subdivisions                62,188        341        1,075         61,454
Mortgage-backed securities                     861,799     17,587        1,919        877,467
Marketable equity securities                     8,254        906        1,306          7,854
Other                                          140,392        767        2,099        139,060
                                            -------------------------------------------------
Total                                       $1,133,715    $20,252       $6,687     $1,147,280
                                            =================================================

                                                            December 31, 2000
                                            -------------------------------------------------
(In thousands)                                              Gross       Gross       Estimated
                                            Amortized    Unrealized   Unrealized      Fair
                                               Cost         Gains       Losses       Value
                                            -------------------------------------------------
U.S. Treasury securities and obligations
   of U.S. Government corporations and
   agencies                                 $160,702      $  519       $ 1,797      $159,424
State and political subdivisions              52,095         307           575        51,827
Mortgage-backed securities                   574,292       4,984         2,666       576,610
Marketable equity securities                   8,551       1,107         1,024         8,634
Other                                         69,723                       952         68,771
                                            -------------------------------------------------
Total                                       $865,363      $6,917       $ 7,014      $865,266
                                            =================================================

The amortized cost and estimated fair value of securities available for sale at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities with an amortized cost of $861,799,000 and an estimated fair value of $877,467,000 at December 31, 2001 are shown below based upon an estimated average life.

                                                                     Estimated
(In thousands)                                         Amortized        Fair
                                                          Cost         Value
                                                       ----------   ----------
Due in one year or less                                $   22,995   $   23,089
Due after one year through five years                      32,635       33,372
Due after five years through ten years                    122,749      124,049
Due after ten years                                       947,082      958,916
Marketable equity securities                                8,254        7,854
                                                       ----------   ----------
Total                                                  $1,133,715   $1,147,280
                                                       ==========   ==========

Gross realized gains and losses from sales of securities available for sale were $2,382,000 and $1,605,000; $2,316,000 and $15,676,000; and $1,759,000 and
$1,076,000, respectively, in 2001, 2000 and 1999.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                            December 31, 2001
                                            -----------------------------------------------
(In thousands)                                            Gross        Gross      Estimated
                                            Amortized   Unrealized   Unrealized     Fair
                                              Cost        Gains        Losses      Value
                                            -----------------------------------------------
U.S. Treasury securities and obligations
   of U.S. Government corporations and
   agencies                                 $ 29,935      $  285       $   19     $ 30,201
State and political subdivisions              89,540       1,491        1,057       89,974
Mortgage-backed securities                     4,278         132                     4,410
Other                                        157,683       1,534        2,937      156,280
                                            -----------------------------------------------
Total                                       $281,436      $3,442       $4,013     $280,865
                                            ===============================================

                                                            December 31, 2000
                                            -----------------------------------------------
(In thousands)                                            Gross        Gross      Estimated
                                            Amortized   Unrealized   Unrealized     Fair
                                              Cost        Gains        Losses      Value
                                            -----------------------------------------------
U.S. Treasury securities and obligations
   of U.S. Government corporations and
   agencies                                 $ 55,724      $  225       $  176     $ 55,773
State and political subdivisions              93,006       1,508          854       93,660
Mortgage-backed securities                    70,279         654          285       70,648
Other                                        161,059         110        2,845      158,324
                                            -----------------------------------------------
Total                                       $380,068      $2,497       $4,160     $378,405
                                            ===============================================

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities with an amortized cost of $4,278,000 and an estimated fair value of $4,410,000 at December 31, 2001 are shown below based upon an estimated average life.

                                                                     Estimated
(In thousands)                                           Amortized     Fair
                                                           Cost        Value
                                                         ---------   ---------
Due in one year or less                                  $  1,448    $  1,477
Due after one year through five years                      32,729      33,837
Due after five years through ten years                     72,922      74,216
Due after ten years                                       174,337     171,335
                                                         --------    --------
Total                                                    $281,436    $280,865
                                                         ========    ========

As permitted, upon adopting SFAS No. 133 on January 1, 2001, debt securities with an amortized cost of $71,293,000 and an estimated fair value of $71,668,000 were transferred into the available for sale category from the held to maturity category.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $992,341,000 and $788,899,000 at December 31, 2001 and 2000, respectively.

NOTE D--ASSET SECURITIZATION

During 1999, United sold residential mortgage loans in a securitization transaction and recognized a pretax gain of $467,000. In that securitization, United retained subordinated interests that represent United's right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United's other assets for failure of debtors to pay when due; however, United's retained interests are subordinate to investors' interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the underlying financial assets. At the date of securitization, key economic assumptions used in measuring the fair value of the retained interests were as follows: a weighted-average life of 5.3 years, expected cumulative credit losses of 15%, and discount rates of 8% to 18%.

For the years ended December 31, 2001 and 2000, United received cash of $10,926,000 and $13,325,000, respectively, on the retained interest in the securitization.

Key economic assumptions used in measuring the fair value of the retained interests at December 31, 2001 and 2000 were as follows:

                                                              December 31
                                                   ------------------------------
                                                         2001           2000
                                                   --------------   -------------
Weighted average life (in years)                              3.6             3.8
Prepayment speed assumption (annual rate)          17.13% - 35.99%          13.50%
Cumulative default rate (annual rate)                       16.00%          17.00%
Residual cash flows discount rate (annual rate)     5.57% - 14.52%  7.08% - 17.73%

At December 31, 2001 and 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                       December 31
                                                    -----------------
                                                      2001      2000
                                                    -------   -------
Fair value of retained interests                    $48,690   $56,030

Prepayment curve:
Decline in fair value of 10% adverse change         $ 1,204   $ 1,622
Decline in fair value of 20% adverse change         $ 2,287   $ 3,091
Default curve:
Decline in fair value of 10% adverse change         $ 2,598   $ 2,720
Decline in fair value of 20% adverse change         $ 5,299   $ 5,756
Discount rate:
Decline in fair value of 10% adverse change         $ 1,422   $ 2,036
Decline in fair value of 20% adverse change         $ 2,767   $ 3,939

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another factor (for example, increases in market interest rates may result in lower prepayments) that might magnify or counteract the sensitivities.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

                                             Principal Amount of
    (In thousands)       Total Principal       Loans 60 Days
                         Amount of Loans      or More Past Due       Average Balances    Net Credit Losses
                       -------------------   -------------------   -------------------   -----------------
                                   At December 31,                              During the Year
                       -----------------------------------------   ---------------------------------------
     Type of Loan        2001       2000      2001         2000      2001       2000      2001       2000
     ------------      --------   --------   ------       ------   --------   --------   ------     ------
Residential mortgage
loans (fixed-rate)     $109,105   $152,797   $2,479       $2,368   $131,066   $169,958   $6,549     $8,297

NOTE E--LOANS

Major classifications of loans are as follows:

(In thousands)                                                December 31
                                                      --------------------------
                                                         2001           2000
                                                      ----------      ----------
Commercial, financial and agricultural                $  662,070      $  564,887
Real estate:
         Single-family residential                     1,313,784       1,352,955
         Commercial                                      891,118         711,054
         Construction                                    195,063         164,505
         Other                                            88,416          84,742
Installment                                              354,934         319,351
                                                      ----------      ----------
Total gross loans                                     $3,505,385      $3,197,494
                                                      ==========      ==========

The table above does not include loans held for sale of $368,625,000 and $203,831,000 at December 31, 2001 and 2000, respectively.

An analysis of the allowance for loan losses follows:

                                                      Year Ended December 31
                                                 -------------------------------
     (In thousands)                                2001        2000        1999
                                                 -------     -------     -------

Balance at beginning of period                   $40,532     $39,599     $39,189
Allowance of purchased subsidiaries                4,673
Provision charged to expense                      12,833      15,745       8,800
                                                 -------     -------     -------
                                                  58,038      55,344      47,989
                                                 -------     -------     -------
Loans charged off                                 12,359      15,845       9,236
Less recoveries                                    1,729       1,033         846
                                                 -------     -------     -------

Net charge-offs                                   10,630      14,812       8,390
                                                 -------     -------     -------

Balance at end of period                         $47,408     $40,532     $39,599
                                                 =======     =======     =======

The higher provision and charge-offs in 2001 and 2000 relate to losses from certain junior-lien mortgages reclassified from available for sale securities to portfolio loans in October 2000.

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $1,553,188,000 and $1,275,941,000 as of December 31, 2001 and 2000,
respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern

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

At December 31, 2001, the recorded investment in loans that were considered to be impaired was $12,593,000 (of which $8,068,000 was on a nonaccrual basis). Included in this amount was $5,643,000 of impaired loans for which the related allowance for loan losses was $639,000, and $6,950,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2000, the recorded investment in loans that were considered to be impaired was $12,504,000 (of which $8,131,000 was on a nonaccrual basis). Included in this amount was $4,711,000 of impaired loans for which the related allowance for credit losses was $872,000, and $7,793,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was approximately $12,654,000, $15,557,000 and
$16,681,000, respectively.

The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $723,000, $1,519,000 and $2,237,000 for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, United recognized interest income on those impaired loans of approximately $373,000, $649,000 and $560,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

United's subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $107,305,000 and $124,512,000 at December 31, 2001 and 2000, respectively.
During 2001, $52,861,000 of new loans were made, repayments totaled $68,791,000, and other changes due to the change in composition of United's board members and executive officers approximated $1,277,000.

NOTE F--BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

                                                                 December 31
                                                           ---------------------
        (In thousands)                                       2001         2000
                                                           --------     --------

Land                                                       $ 11,799     $ 10,248
Buildings and improvements                                   47,115       44,440
Leasehold improvements                                       12,188        9,763
Furniture, fixtures and equipment                            60,079       52,629
                                                           --------     --------
                                                            131,181      117,080
Less allowance for depreciation and amortization             82,787       72,599
                                                           --------     --------
Net bank premises and equipment                            $ 48,394     $ 44,481
                                                           ========     ========

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable oper- ating leases approximated $4,813,000, $4,858,000 and $4,916,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2001, consisted of the following:

Year                                                     Amount
----                                                    -------
        (Dollars in thousands)
2002                                                    $ 4,251
2003                                                      3,059
2004                                                      2,337
2005                                                      1,835
2006                                                      1,433
Thereafter                                                4,625
                                                        -------
Total minimum lease payments                            $17,540
                                                        =======

NOTE G--DEPOSITS

The book value of deposits consisted of the following:

(In thousands)                                                December 31
                                                      --------------------------
                                                        2001             2000
                                                      ----------      ----------
Noninterest-bearing checking                          $  653,785      $  539,415
Interest-bearing checking                                128,211          87,369
Regular savings                                          367,602         345,369
Money market accounts                                    881,784         713,184
Time deposits under $100,000                           1,357,479       1,316,655
Time deposits over $100,000                              398,932         389,457
                                                      ----------      ----------

                        Total deposits                $3,787,793      $3,391,449
                                                      ==========      ==========

Interest paid on deposits and borrowings approximated $179,338,000, $192,543,000 and $172,907,000 in 2001, 2000 and 1999, respectively.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

Year                                                   Amount
----                                                 ----------
          (Dollars in thousands)
2002                                                 $1,272,622
2003                                                    318,144
2004                                                    112,354
2005                                                     30,320
2006 and thereafter                                      22,971
                                                     ----------

      Total                                          $1,756,411
                                                     ==========

United's subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $18,736,000 and $19,493,000 at December 31, 2001 and 2000, respectively.

NOTE H--BORROWINGS

United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At December 31, 2001, United had approximately $561,558,000 of additional available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At December 31, 2001, $55,000,000 of FHLB advances with an interest rate of 1.88% had an overnight maturity. Additionally, $681,455,000 of FHLB advances with a weighted average interest rate of 6.40% are scheduled to mature from one to twenty years. At December 31, 2001, the scheduled maturities of FHLB advances are as follows:

Year                                                    Amount
                                                       --------
          (Dollars in thousands)
2002                                                   $ 56,118
2003                                                        773
2004                                                     13,785
2005                                                     90,000
2006 and thereafter                                     575,779
                                                       --------

      Total                                            $736,455
                                                       ========

United also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $201,500,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

At December 31, 2001 and 2000, borrowings and the related weighted average interest rates were as follows:

                                          2001                      2000
                                ----------------------    ----------------------
                                              Weighted                  Weighted
(Dollars in thousands)                        Average                   Average
                                  Amount        Rate        Amount        Rate
                                ----------    --------    ----------    --------
Federal funds purchased         $   43,831      1.66%     $   15,720      6.55%
Securities sold under
   agreements to repurchase        477,796      2.04%        313,349      5.16%
FHLB advances                      736,455      6.06%        706,512      6.30%

Mandatorily redeemable
   capital securities of
      subsidiary trust               8,800     10.88%
Other                                5,501      1.51%          4,647      5.72%
                                ----------                ----------
                      Total     $1,272,383                $1,040,228
                                ==========                ==========

Information concerning securities sold under agreements to repurchase (in thousands) is summarized as follows:

                                                          2001           2000
                                                        --------       --------
Average balance during the year                         $390,545       $351,816
Average interest rate during the year                       3.46%          5.32%
Maximum month-end balance during the year               $503,887       $417,866

NOTE I--TRUST PREFERRED SECURITIES

As part of the acquisition of Century, United assumed all the obligations of Century and its subsidiaries. One such subsidiary, Century Capital Trust I (the Trust) is a statutory business trust formed during the first quarter of 2000. The Trust issued $8.8 million of capital securities (the Capital Securities) to a third party and received net cash proceeds of $8.536 million after considering the underwriter's discount. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities of Century, now United, bearing an interest rate equal to the rate on the Capital Securities. These debt securities, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the indenture) and certain other financial obligations of Century, now United. United fully and unconditionally guarantees the Trust's obligations under the Capital Securities.

For financial reporting purposes, the Trust is treated as a subsidiary of United and consolidated in the corporate financial statements. The Capital Securities are presented as a separate category of long-term debt on the Consolidated Balance Sheets entitled "Mandatorily redeemable capital securities of subsidiary trust." The Capital Securities are not included as a component of stockholders' equity in the Consolidated Balance Sheets. For regulatory purposes, the $8.8 million of Capital Securities are included in Tier 1 capital in accordance with regulatory reporting requirements.

The Capital Securities pay cash dividends semiannually at an annual rate of 10.875% of the liquidation preference. Dividends to the holders of the Capital Securities are included in the Consolidated Statements of Income as interest expense. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

Subject to the prior approval of the Federal Reserve Board, the Capital Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable at the option of United in whole or in part on or after March 8, 2010, or at any time, in whole but not in part, from the date of issuance, upon the occurrence of certain events.

NOTE J--INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)                                 Year Ended December 31
                                       ----------------------------------------
                                         2001            2000            1999
                                       --------        --------        --------
Current expense:
   Federal                             $ 40,585        $ 33,579        $ 36,424
   State                                  1,412           1,590           2,825
Deferred benefit:
   Federal and State                     (3,258)         (6,445)         (4,475)
                                       --------        --------        --------
Income taxes                           $ 38,739        $ 28,724        $ 34,774
                                       ========        ========        ========

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

                                                        Year Ended December 31
                                      ----------------------------------------------------
(Dollars in thousands)                      2001              2000               1999
                                      ---------------   ---------------    ---------------
                                       Amount      %     Amount      %      Amount     %
                                      --------   ----   --------   ----    --------   ----
Tax on income before taxes
   at statutory federal rate          $ 41,556   35.0%  $ 30,695   35.0%   $ 36,758   35.0%

Plus: State income taxes
   net of federal tax  Benefits            917    0.8      1,034    1.2       1,836    1.7
                                      --------   ----   --------   ----    --------   ----
                                        42,473   35.8     31,729   36.2      38,594   36.7
Increase (decrease) resulting from:
   Tax-exempt interest income           (3,465)  (2.9)    (3,380)  (3.9)     (3,087)  (2.9)
Intangible amortization                    742    0.6        768    0.9         778    0.7
Other items-net                         (1,011)  (0.9)      (393)  (0.4)     (1,511)  (1.4)
                                      --------   ----   --------   ----    --------   ----

         Income taxes                 $ 38,739   32.6%  $ 28,724   32.8%   $ 34,774   33.1%
                                      ========   ====   ========   ====    ========   ====

Federal income tax benefit applicable to securities transactions in 2001 and 2000 approximated $181,000 and $4,852,000, respectively. Federal income tax expense applicable to securities transactions approximated $237,000 in 1999.

Income taxes paid approximated $31,576,000, $36,065,000 and $34,333,000 in 2001,
2000 and 1999, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of United's deferred tax assets and liabilities (included in other assets) at December 31, 2001 and 2000 are as follows:

(In thousands)                           2001          2000
                                       -------       -------
Deferred tax assets:
Allowance for loan losses              $16,269       $14,060
Securities available for sale                          2,898
Accrued benefits payable                 1,524         1,497
Other accrued liabilities                5,114         4,315
Interest in securitization trust           473         6,499
Net operating loss carryforward          2,491
Other                                    2,408         2,335
                                       -------       -------
   Total deferred tax assets            28,279        31,604
                                       -------       -------
Deferred tax liabilities:
Premises and equipment                     792         1,588
Purchase accounting intangibles            745           329
Income tax allowance for
   loan losses                             462           717
Deferred mortgage points                 2,480         2,177
Securities available for sale            2,307
Other                                      749           794
                                       -------       -------
   Total deferred tax
      liabilities                        7,535         5,605
                                       -------       -------
Net deferred tax assets                $20,744       $25,999
                                       =======       =======

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

Net periodic pension cost included the following components:

(In thousands)                          Year Ended December 31,
                                     -----------------------------
                                       2001       2000       1999
                                     -------    -------    -------
Service cost                         $ 1,426    $ 1,344    $ 1,448
Interest cost                          2,179      2,050      1,725
Expected return on plan assets        (4,420)    (4,075)    (2,749)
Amortization of transition asset        (131)      (131)      (131)
Recognized net actuarial gain         (1,045)    (1,136)      (222)
Amortization of prior service cost        63         63         63
                                     -------    -------    -------
Net periodic pension (benefit) cost  ($1,928)   ($1,885)   $   134
                                     =======    =======    =======

A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

(In thousands)                              December 31,
                                        --------------------
                                          2001        2000
                                        --------    --------
Benefit obligation at beginning
 of year                                $ 26,922    $ 24,257

   Service cost                            1,426       1,344
   Interest cost                           2,179       2,050
   Actuarial loss                          3,133         243
   Benefits paid                          (1,072)       (972)
                                        --------    --------
Benefit obligation at end of year         32,588      26,922
                                        --------    --------

Fair value of plan assets at
  beginning of year                       45,846      41,060

   Actual return on plan assets           (8,200)      4,020
   Employer contribution                               1,738
   Benefits paid                          (1,072)       (972)
                                        --------    --------

Fair value of plan assets at
  end of year                             36,574      45,846
                                        --------    --------
Funded status                              3,986      18,924

   Unrecognized net actuarial gain         2,808     (13,991)
   Unrecognized prior service cost            72         136
   Unrecognized net transition asset        (169)       (301)
                                        --------    --------

Pension asset                           $  6,697    $  4,768
                                        ========    ========

At December 31, 2001 and 2000, the weighted average discount rate of 7.75% and 8.25%, respectively, and the rate of increase in future compensation levels of 5% for both years were used in determining the actuarial present value of the projected benefit obligation. The weighted-average expected long-term rate of return on United's plan assets was 9.75% for the years ended December 31, 2001 and 2000 and 9.0% for the year ended December 31, 1999. The benefit obligation at December 31, 2001 increased from December 31, 2000, due to changes in the obligation-related assumptions.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. All employees who complete one year of service are eligible to participate in the Plan. Each participant may contribute from 1% to 15% of pre-tax earnings to his or her account, which may be invested in any of four investment options chosen by the employee. United matches 100% of the first 2% of salary deferred and 25% of the next 2% of salary deferred with United common stock. Vesting is 100% for employee deferrals and the United match at the time the employee makes his/her deferral. United's expense relating to the Plan approximated $733,000, $906,000 and $1,166,000 in 2001, 2000 and 1999, respectively.

The assets of United's defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2001, the combined plan assets included 717,712 shares of United common stock with an approximate fair value of $20,713,000. Dividends paid on United common stock held by the plans approximated $658,000 for the year ended December 31, 2001.

United has certain other deferred compensation plans covering various key employees. Periodic charges are made to operations so that the present value of the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has various incentive stock option plans for key employees that provide for the granting of stock options of up to 4,400,000 shares of common stock. At December 31, 2001, United had available 1,740,800 shares of common stock available for future grants to key employees. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United's common stock on the date of grant. Accordingly, no compensation expense is recognized for these options.

The following table summarizes information about stock options outstanding at December 31, 2001:

                                    Options Outstanding       Options Exercisable
-----------------------------------------------------------------------------------
                                   Weighted-
                                    Average     Weighted-                 Weighted-
                                   Remaining     Average                   Average
Range of               Number     Contractual   Exercise      Number       Exercise
Exercise Prices     Outstanding       Life        Price     Exercisable     Price
-----------------------------------------------------------------------------------
$ 4.26 to $ 27.00    1,952,283     7.0 years     $18.12      1,507,076     $16.66

The following is a summary of activity of United's Incentive Stock Option Plans:

                                         Stock         Range of
                                        Options    Exercise Prices
                                       ---------   ---------------
Outstanding at January 1, 1999         1,632,291   $27.00    $2.98
Granted                                  227,800    25.63
Exercised                                281,960    22.00     2.98
Forfeited                                 39,738    27.00    14.88
                                       ---------
Outstanding at December 31, 1999       1,538,393    27.00     2.98
Granted                                  230,400    19.19
Exercised                                197,663    15.00     6.88
Forfeited                                 57,439    27.00    22.00
                                       ---------
Outstanding at December 31, 2000       1,513,691    27.00     2.98
Granted                                  259,200    27.12
Exercised                                259,817    27.00     2.98
Assumed in acquisition of subsidiary     512,973    19.48     4.26
Forfeited                                 73,764    27.00     9.62
                                       ---------
Outstanding at December 31, 2001       1,952,283   $27.12    $4.26
                                       =========   ===============
Exercisable at:
December 31, 1999                      1,156,568   $27.00    $2.98
December 31, 2000                      1,086,291   $27.00    $2.98
December 31, 2001                      1,507,076   $27.00    $4.26

The following pro forma disclosures present United's net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method:

(Dollars in thousands, except per share)     Year Ended December 31,
                                           ---------------------------
                                             2001      2000      1999
                                           -------   -------   -------
Pro forma net income                       $79,704   $58,379   $70,019
Pro forma diluted earnings per share       $  1.89   $  1.38   $  1.60

The estimated fair value of the options at the date of grant was $5.54, $3.83 and $5.64 for the options granted during 2001, 2000 and 1999 respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.86%, 6.20% and 5.79%; dividend yields of 3.43%, 4.38%, and 3.43%; volatility factors of the expected market price of United's common stock of 0.217, 0.221 and 0.211; and a weighted-average expected option life of 7 years.

United provides postemployment and postretirement benefits for certain employees at subsidiaries acquired in prior years. United accounts for such costs as expense when paid. Accounting for such costs when paid does not produce results materially different from those that would result if such costs were accrued during the period of employee service. United does not anticipate providing postemployment or postretirement benefits to its currently active employees after employment or retirement except on a fully contributory basis.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $937,933,000 and $1,086,455,000 of loan commitments outstanding as of December 31, 2001 and 2000, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $103,446,000 and $89,013,000 as of December 31, 2001 and 2000, respectively.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United's financial position.

NOTE M - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

(In thousands)                                                    December 31
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Assets
  Cash and due from banks                                   $ 14,458    $  3,719
  Securities available for sale                                8,199       9,002
  Securities held to maturity                                  6,855       6,859
  Loans                                                        5,700       6,905
  Investment in subsidiaries:
    Bank subsidiaries                                        494,216     411,367
    Non-bank subsidiaries                                      1,414       1,446
  Other assets                                                 1,017       1,435
                                                            --------    --------

Total Assets                                                $531,859    $440,733
                                                            ========    ========

Liabilities and Shareholders' Equity
  Line of credit from banking subsidiary                    $  8,000    $  5,000
  Accrued expenses and other liabilities                      17,330       4,863
  Shareholders' equity (including other accumulated
    comprehensive gain of $4,351 at December 31,
    2001 and other accumulated comprehensive
    loss of $4,964 at December 31, 2000)                     506,529     430,870
                                                            --------    --------

Total Liabilities and Shareholders' Equity                  $531,859    $440,733
                                                            ========    ========

Condensed Statements of Income

(In thousands)                                         Year Ended December 31
                                                   -----------------------------
                                                     2001        2000      1999
                                                   --------    -------   -------
Income
  Dividends from banking subsidiaries              $ 71,000    $45,500   $40,352
  Net interest income                                 1,015      1,074     1,668
  Management fees:
    Bank subsidiaries                                 4,019      4,130     4,146
    Non-bank subsidiaries                                12         12        12
  Other income                                           13      2,188     1,489
                                                   --------    -------   -------

Total Income                                         76,059     52,904    47,667
                                                   --------    -------   -------

Expenses
  Interest paid to banking subsidiary                   223        372         6
  Operating expenses                                  5,384      4,615     4,698
                                                   --------    -------   -------
    Income Before Income Taxes and Equity
    in Undistributed Net Income of Subsidiaries      70,452     47,917    42,963
  Applicable income tax (benefit) expense              (178)       798       853
                                                   --------    -------   -------
    Income Before Equity in Undistributed Net
    Income (loss) of Subsidiaries                    70,630     47,119    42,110
  Equity in undistributed net income (loss) of
    subsidiaries:
      Bank subsidiaries                               9,392     11,795    28,102
      Non-bank subsidiaries                             (31)        62        36
                                                   --------    -------   -------

Net Income                                         $ 79,991    $58,976   $70,248
                                                   ========    =======   =======

NOTE M - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION - continued

Condensed Statements of Cash Flows

(In thousands)                                             Year Ended December 31
                                                      --------------------------------
                                                        2001        2000        1999
                                                      --------    --------    --------
Operating Activities
  Net income                                          $ 79,991    $ 58,976    $ 70,248
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in undistributed net income
        of subsidiaries                                 (9,361)    (11,857)    (28,138)
      Depreciation and net amortization                     11           7          12
      Net loss (gain) on securities transactions            48      (2,168)     (1,484)
      Net change in other assets and liabilities        11,927      (9,511)        786
                                                      --------    --------    --------

Net Cash Provided by Operating Activities               82,616      35,447      41,424
                                                      --------    --------    --------

Investing Activities
  Net proceeds (purchases of) from securities              302       1,464      (2,205)
  Cash paid in acquisition of subsidiary               (15,102)
  Repayment on loan balances by customers                1,205       4,189       1,742
                                                      --------    --------    --------

Net Cash (Used in) Provided by Investing Activities    (13,595)      5,653        (463)
                                                      --------    --------    --------

Financing Activities
  Net advances on line of credit from subsidiary         3,000       4,000       1,000
  Cash dividends paid                                  (36,990)    (35,468)    (34,999)
  Acquisition of treasury stock                        (27,059)    (18,384)    (26,196)
  Proceeds from exercise of stock options                2,766       2,370       2,876
                                                      --------    --------    --------

Net Cash Used in Financing Activities                  (58,283)    (47,482)    (57,319)
                                                      --------    --------    --------

Increase (Decrease) in Cash and Cash Equivalents        10,738      (6,382)    (16,358)

Cash and Cash Equivalents at Beginning of Year           3,719      10,101      26,459
                                                      --------    --------    --------

Cash and Cash Equivalents at End of Year              $ 14,457    $  3,719    $ 10,101
                                                      ========    ========    ========

NOTE N--OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

                           Year Ended December 31
                          ------------------------
(In thousands)             2001     2000     1999
                          ------   ------   ------

Other expense:
  Data processing         $3,488   $3,153   $3,175
  Legal and consulting     2,739    3,923    1,709
  Advertising              2,186    2,803    2,702
  Goodwill amortization    3,287    3,266    3,279
  Equipment expense        7,535    7,589    8,896

NOTE O--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2001, was approximately $49,133,000.

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

During 2002, the subsidiary banks of United will need regulatory approval to pay dividends to the parent company for distribution to its shareholders.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries' capital and surplus, as defined, or $23,703,000 at December 31, 2001, and must be secured by qualifying collateral.

United's subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Pursuant to capital adequacy guidelines, United's subsidiary banks must meet specific capital guidelines that involve various quantitative measures of the banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. United's subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. At of December 31, 2001, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2001, the most recent notification from its regulators, United and its subsidiary banks were categorized as well capitalized. To be categorized as well capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United's well-capitalized status.

United's and its subsidiary banks' (United National Bank and United Bank) capital amounts (in thousands of dollars) and ratios are presented in the following table.

                                                          For Capital                                To Be Well
                                  Actual               Adequacy Purposes                             Capitalized
                            ----------------   ------------------------------------    ----------------------------------------
                             Amount    Ratio    Amount                Ratio               Amount                Ratio
                            --------   -----   --------   -------------------------    -----------   --------------------------
As of December 31, 2001:
------------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares      $469,527   11.4%   $330,332   GREATER THAN OR EQUAL TO 8.0%   $412,914   GREATER THAN OR EQUAL TO 10.0%
     United National Bank    295,411   11.2%    211,773   GREATER THAN OR EQUAL TO 8.0%    264,716   GREATER THAN OR EQUAL TO 10.0%
     United Bank             158,872   10.1%    126,178   GREATER THAN OR EQUAL TO 8.0%    157,722   GREATER THAN OR EQUAL TO 10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares       413,319   10.0%    165,166   GREATER THAN OR EQUAL TO 4.0%    247,749   GREATER THAN OR EQUAL TO  6.0%
     United National Bank    266,273   10.1%    105,886   GREATER THAN OR EQUAL TO 4.0%    158,830   GREATER THAN OR EQUAL TO  6.0%
     United Bank             135,102    8.6%     63,089   GREATER THAN OR EQUAL TO 4.0%     94,633   GREATER THAN OR EQUAL TO  6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares       413,319    8.0%    207,991   GREATER THAN OR EQUAL TO 4.0%    259,988   GREATER THAN OR EQUAL TO  5.0%
     United National Bank    266,273    7.6%    139,350   GREATER THAN OR EQUAL TO 4.0%    174,187   GREATER THAN OR EQUAL TO  5.0%
     United Bank             135,102    7.6%     71,013   GREATER THAN OR EQUAL TO 4.0%     88,766   GREATER THAN OR EQUAL TO  5.0%
As of December 31, 2000:
------------------------
 Total Capital (to Risk-
   Weighted Assets):
     United Bankshares      $437,180   11.8%   $297,130   GREATER THAN OR EQUAL TO 8.0%   $371,413   GREATER THAN OR EQUAL TO 10.0%
     United National Bank    290,524   11.1%    210,279   GREATER THAN OR EQUAL TO 8.0%    262,849   GREATER THAN OR EQUAL TO 10.0%
     United Bank             125,249   11.6%     86,122   GREATER THAN OR EQUAL TO 8.0%    107,652   GREATER THAN OR EQUAL TO 10.0%
 Tier I Capital (to Risk-
   Weighted Assets):
     United Bankshares       396,610   10.7%    148,565   GREATER THAN OR EQUAL TO 4.0%    222,848   GREATER THAN OR EQUAL TO  6.0%
     United National Bank    263,217   10.0%    105,139   GREATER THAN OR EQUAL TO 4.0%    157,709   GREATER THAN OR EQUAL TO  6.0%
     United Bank             112,024   10.4%     43,061   GREATER THAN OR EQUAL TO 4.0%     64,591   GREATER THAN OR EQUAL TO  6.0%
 Tier I Capital
   (to Average Assets):
     United Bankshares       396,610    8.2%    194,267   GREATER THAN OR EQUAL TO 4.0%    242,834   GREATER THAN OR EQUAL TO  5.0%
     United National Bank    263,217    7.9%    132,743   GREATER THAN OR EQUAL TO 4.0%    165,929   GREATER THAN OR EQUAL TO  5.0%
     United Bank             112,024    7.3%     61,716   GREATER THAN OR EQUAL TO 4.0%     77,146   GREATER THAN OR EQUAL TO  5.0%

NOTE P--FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Loans: The estimated fair values of variable-rate loans that reprice frequently
-----
with no significant change in credit risk are based on carrying values. The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit worthiness. The estimated fair value of loans held for sale is based upon the market price of similar loans which is not materially different than cost due to the short time duration between origination and sale.

Derivative Financial Instruments: The estimated fair value of derivative
--------------------------------
financial instruments is based upon the current market price for similar instruments.

Off-Balance Sheet Instruments: Fair values of United's loan commitments are
-----------------------------
based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair values of these commitments approximate their carrying values.

Deposits: The fair values of demand deposits (e.g., interest and noninterest
--------
checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings: The carrying amounts of federal funds purchased,
---------------------
borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Long-term Borrowings: The fair values of United's Federal Home Loan Bank
--------------------
borrowings and Trust Preferred securities are estimated using discounted cash flow analyses, based on United's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of United's financial instruments are summarized below:

                                   December 31, 2001         December 31, 2000
                                -----------------------   -----------------------
(In thousands)                   Carrying       Fair       Carrying       Fair
                                  Amount       Value        Amount       Value
                                ----------   ----------   ----------   ----------
Cash and cash equivalents       $  157,594   $  157,594   $  144,810   $  144,810
Securities available for sale    1,147,280    1,147,280      865,266      865,266
Securities held to maturity        281,436      280,865      380,068      378,405
Loans held for sale                368,625      368,625      203,831      203,831
Loans                            3,502,334    3,579,568    3,192,494    3,181,933
Derivative financial assets          3,654        3,654
Deposits                         3,787,793    3,581,245    3,391,449    3,315,058
Short-term borrowings              527,128      529,312      333,716      334,146
Long-term borrowings               745,255      784,428      706,512      717,590

NOTE Q--SEGMENT INFORMATION

The following information is based on United's current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand-alone basis. The results are not necessarily comparable with similar information of other companies.

                                                                               General
                                                      Mortgage    Community   Corporate
(In thousands)                                         Banking     Banking    and Other    Consolidated
-------------------------------------------------------------------------------------------------------
2001
Net interest income                                   $  8,006   $  176,274   $     824     $  185,103
Provision for loan losses                                            12,833                     12,833
Net interest income after provision for loan losses      8,006      163,440         824        172,270
Noninterest income                                      26,518       35,722         (35)        62,205
Noninterest expense                                     22,808       91,524       1,413        115,745
Income before income taxes                              11,716      107,639        (625)       118,730
Income tax expense                                       3,139       35,793        (193)        38,739
Net income                                               8,577       71,846        (431)        79,991
Average total assets                                   209,701    4,851,227     (19,732)     5,041,196
-------------------------------------------------------------------------------------------------------
2000
Net interest income                                   $  3,468   $  175,808   $     805     $  180,081
Provision for loan losses                                   34       15,711                     15,745
Net interest income after provision for loan losses      3,434      160,097         805        164,336
Noninterest income                                      16,152       15,446       2,188         33,786
Noninterest expense                                     14,101       95,836         485        110,422
Income before income taxes                               5,485       79,707       2,508         87,700
Income tax expense                                       1,839       26,057         828         28,724
Net income                                               3,646       53,650       1,680         58,976
Average total assets                                   125,120    4,920,913    (109,429)     4,936,604
-------------------------------------------------------------------------------------------------------
1999
Net interest income                                   $  3,480   $  174,240   $   2,543     $  180,263
Provision for loan losses                                   19        8,781                      8,800
Net interest income after provision for loan losses      3,461      165,459       2,543        171,463
Noninterest income                                      24,507       25,025       1,546         51,078
Noninterest expense                                     20,210       96,743         566        117,519
Income (loss) before income taxes                        7,758       93,741       3,523        105,022
Income tax expense                                       2,687       31,033       1,054         34,774
Net income (loss)                                        5,071       62,708       2,469         70,248
Average total assets                                   148,397    4,860,973    (141,849)     4,867,521
-------------------------------------------------------------------------------------------------------
General corporate and other includes intercompany eliminations.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2001 and 2000 is summarized below (dollars in thousands except for per share data):

                                     1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                     -----------   -----------   -----------   -----------
2001
----
Interest income                        $91,997       $91,696       $90,296       $86,621
Interest expense                        47,777        45,467        43,721        38,542
Net interest income                     44,220        46,229        46,575        48,079
Provision for loan losses                2,499         2,143         4,145         4,046
Income from mortgage
 Banking operations                      5,225         6,469         7,343         7,481
Other noninterest income                 8,720         8,427         8,413        10,127
Noninterest expense                     26,996        29,453        28,882        30,414
Income taxes                             9,318         9,745         9,524        10,152
Net income (1)                          19,352        19,784        19,780        21,075

Per share data:
---------------
Average shares outstanding (000s):
  Basic                                 41,703        41,467        41,264        41,559
  Diluted                               42,020        41,823        41,623        42,218
Net income per share:
  Basic                                $  0.46       $  0.48       $  0.48       $  0.51
  Diluted                              $  0.46       $  0.47       $  0.48       $  0.49
Dividends per share                    $  0.22       $  0.23       $  0.23       $  0.23

                                     1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                     -----------   -----------   -----------   -----------
2000
----
Interest income                        $93,268       $94,063       $95,298       $95,218
Interest expense                        46,542        48,632        51,165        51,427
Net interest income                     46,726        45,431        44,133        43,791
Provision for loan losses                2,547         3,851         4,439         4,908
Income from mortgage
 Banking operations                      3,383         4,159         5,014         3,784
Other noninterest income                 7,418         8,305         8,310        (6,587)
Noninterest expense                     28,143        27,106        25,463        29,710
Income taxes                             8,849         8,815         8,994         2,066
Net income (1)                          17,988        18,123        18,561         4,304

Per share data:
---------------
Average shares outstanding (000s):
  Basic                                 42,273        41,931        41,842        41,776
  Diluted                               42,657        42,264        42,148        42,072
Net income per share:
  Basic                                $  0.43       $  0.43       $  0.44       $  0.11
  Diluted                              $  0.42       $  0.43       $  0.44       $  0.11
Dividends per share                    $  0.21       $  0.21       $  0.21       $  0.21

(1) For further information see the related discussion "Quarterly Results" included in Management's Discussion and Analysis.