Form 10-Q
period 2002-03-31
UNITED BANKSHARES INC/WV
filed 2002-05-13
CIK 729986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2002

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

Class - Common Stock, $2.50 Par Value; 42,736,142 shares outstanding as of April 30, 2002.

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------------------------------

  Consolidated Balance Sheets as of
  March 31, 2002 (Unaudited) and December 31, 2001......................................................  6

  Consolidated Statements of Income (Unaudited) for the
  Three Months Ended March 31, 2002 and 2001............................................................  7

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the Three Months Ended March 31, 2002.................................................  8

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended March 31, 2002 and 2001 ...................................................  9

  Notes to Consolidated Financial Statements ........................................................... 10


Information required by Item 303 of Regulation S-K

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations............................................................ 23
         -----------------------------------


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................................  Not Applicable
-------------------------


Item 2. Changes in Securities..............................................................  Not Applicable
-----------------------------


Item 3. Defaults Upon Senior Securities ...................................................  Not Applicable
---------------------------------------

                    UNITED BANKSHARES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                          TABLE OF CONTENTS--Continued



                                                                                                      Page
Item 4.  Submission of Matters to a Vote
----------------------------------------
             of Security Holders ..........................................................  Not Applicable
             -------------------


Item 5.  Other Information ................................................................  Not Applicable
--------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits required by Item 601 of Regulation S-K

                  None

     (b)  Reports on Form 8-K

                  On February 28, 2002, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to announce a plan to repurchase up to 1.72 million shares of its common stock on the open market.

                  On April 18, 2002, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNITED BANKSHARES, INC.
                                          -----------------------
                                                (Registrant)



Date  May 13, 2002                        /s/ Richard M. Adams
      ------------                        -----------------------------
                                          Richard M. Adams, Chairman of
                                          the Board and Chief Executive
                                          Officer


Date  May 13, 2002                        /s/ Steven E. Wilson
    --------------                        ------------------------------------
                                          Steven E. Wilson, Executive
                                          Vice President, Treasurer,
                                          Secretary and Chief Financial Officer

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


The March 31, 2002 and December 31, 2001, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 2002 and 2001, and the related consolidated statement of changes in shareholders' equity for the three months ended March 31, 2002, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)                                              March 31       December 31
                                                                                        2002            2001
                                                                                  -------------------------------
                                                                                   (Unaudited)       (Note 1)
Assets
Cash and due from banks                                                               $    94,495     $   156,058
Interest-bearing deposits with other banks                                                  4,785           1,536
Federal funds sold                                                                         97,026
                                                                                  -------------------------------
Total cash and cash equivalents                                                           196,306         157,594

Securities available for sale at estimated fair value (amortized
   cost-$1,193,288 at March 31, 2002 and $1,133,715 at December 31, 2001)               1,197,491       1,147,280
Securities held to maturity (estimated fair value-$273,577 at
   March 31, 2002 and $280,865 at December 31, 2001)                                      276,092         281,436
Loans held for sale                                                                       223,388         368,625
Loans                                                                                   3,494,492       3,505,385
   Less: Unearned income                                                                   (3,037)         (3,051)
                                                                                  -------------------------------
Loans net of unearned income                                                            3,491,455       3,502,334
   Less: Allowance for loan losses                                                        (47,889)        (47,408)
                                                                                  -------------------------------
Net loans                                                                               3,443,566       3,454,926
Bank premises and equipment                                                                47,813          48,394
Goodwill                                                                                   81,392          80,848
Accrued interest receivable                                                                30,651          32,012
Other assets                                                                               60,882          60,660
                                                                                  -------------------------------
                                                                   TOTAL ASSETS        $5,557,581      $5,631,775
                                                                                  ===============================

Liabilities
Domestic deposits:

   Noninterest-bearing                                                                $   636,541     $   653,785
   Interest-bearing                                                                     3,182,360       3,134,008
                                                                                  -------------------------------
Total deposits                                                                          3,818,901       3,787,793

Borrowings:
   Federal funds purchased                                                                 13,904          43,831
   Securities sold under agreements to repurchase                                         463,265         477,796
   Federal Home Loan Bank borrowings                                                      681,176         736,455
   Mandatorily redeemable capital securities of subsidiary trust                            8,872           8,800
   Other borrowings                                                                         5,885           5,501
Accrued expenses and other liabilities                                                     59,942          65,070
                                                                                  -------------------------------
                                                              TOTAL LIABILITIES         5,051,945       5,125,246

Shareholders' equity

Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at March 31, 2002 and December 31, 2001, including 569,552 and 455,258 shares
   in treasury at March 31, 2002 and December 31, 2001, respectively                      108,454         108,454
Surplus                                                                                    81,161          84,122
Retained earnings                                                                         332,529         320,577
Accumulated other comprehensive (loss) income                                              (1,539)          4,351
Treasury stock, at cost                                                                   (14,969)        (10,975)
                                                                                  -------------------------------
                                                     TOTAL SHAREHOLDERS' EQUITY           505,636         506,529
                                                                                  -------------------------------
                                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $5,557,581      $5,631,775
                                                                                  ===============================

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)                                         Three Months Ended
                                                                                           March 31
                                                                                   --------------------------
                                                                                       2002            2001
                                                                                   --------------------------
Interest income
Interest and fees on loans                                                            $63,789         $71,142
Interest on federal funds sold and other short-term investments                           362             247
Interest and dividends on securities:
   Taxable                                                                             18,637          17,981
   Tax-exempt                                                                           2,450           2,627
                                                                                   --------------------------
                                            Total interest income                      85,238          91,997

Interest expense
Interest on deposits                                                                   21,799          33,150
Interest on short-term borrowings                                                       2,360           3,816
Interest on long-term borrowings                                                       10,431          10,811
                                                                                   --------------------------
                                           Total interest expense                      34,590          47,777
                                                                                   --------------------------
                                              Net interest income                      50,648          44,220
Provision for loan losses                                                               2,227           2,499
                                                                                   --------------------------
              Net interest income after provision for loan losses                      48,421          41,721

Other income
Income from mortgage banking operations                                                 6,450           5,225
Service charges, commissions, and fees                                                  7,155           6,017
Income from fiduciary activities                                                        2,274           2,015
Security (losses) gains                                                                  (304)            142
Other income                                                                              362             546
                                                                                   --------------------------
                                               Total other income                      15,937          13,945

Other expense
Salaries and employee benefits                                                         17,614          14,483
Net occupancy expense                                                                   2,639           2,658
Other expense                                                                          11,777           9,855
                                                                                   --------------------------
                                              Total other expense                      32,030          26,996
                                                                                   --------------------------
                                       Income before income taxes                      32,328          28,670

Income taxes                                                                           10,507           9,318
                                                                                   --------------------------
                                                       Net income                    $ 21,821        $ 19,352
                                                                                   ==========================
Earnings per common share:
   Basic                                                                             $   0.51        $   0.46
                                                                                   ==========================
   Diluted                                                                           $   0.50        $   0.46
                                                                                   ==========================

Dividends per common share                                                           $   0.23        $   0.22
                                                                                   ==========================

Average outstanding shares:
   Basic                                                                           42,899,060      41,703,350
   Diluted                                                                         43,548,650      42,020,236


See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(Unaudited) UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                                Three Months Ended March 31, 2002
                                    ----------------------------------------------------------------------------------------
                                          Common Stock                               Accumulated
                                    -------------------------                           Other                      Total
                                                    Par                  Retained   Comprehensive   Treasury   Shareholders'
                                       Shares      Value      Surplus    Earnings   Income (Loss)     Stock       Equity
                                    ----------------------------------------------------------------------------------------
Balance at January 1, 2002           43,381,769  $ 108,454    $84,122    $320,577       $4,351     ($10,975)     $506,529

Comprehensive income (loss):
   Net income                                 -          -          -      21,821            -            -        21,821
   Other comprehensive income
     (loss), net of tax:
     Unrealized losses on
       securities of $6,264 net
       of reclassification
       adjustment for losses
       included in net income of $198         -          -          -           -       (6,066)           -        (6,066)
     Amortization of the
       unrealized loss for
       securities transferred
       from the
       available-for-sale to the
       held-to-maturity
       investment portfolio                   -          -          -           -          176            -           176
                                                                                                              --------------
   Total comprehensive income                                                                                      15,931
Purchase of treasury stock
    (317,000 shares)                          -          -          -           -            -       (9,094)       (9,094)
Cash dividends ($0.23 per share)              -          -          -      (9,869)           -            -        (9,869)
Common stock options exercised
   (202,706 shares)                           -          -     (2,961)          -            -        5,100         2,139
                                    ----------------------------------------------------------------------------------------

Balance at March 31, 2002            43,381,769  $ 108,454    $81,161    $332,529      ($1,539)    ($14,969)     $505,636
                                    ========================================================================================

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                               ------------------------
                                                                                 2002          2001
                                                                               ------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $ 164,941      $ (1,869)

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities                        5,596        23,702
Purchases of investment securities                                                    (7)       (1,000)
Proceeds from sales of securities available for sale                              35,871        16,048
Proceeds from maturities and calls of securities available for sale              107,520        49,248
Purchases of securities available for sale                                      (203,429)     (132,862)
Net purchases of bank premises and equipment                                        (815)         (610)
Net cash paid in branch divestiture                                                             (8,644)
Net change in loans                                                               12,664        20,643
                                                                               -----------------------

NET CASH USED IN INVESTING ACTIVITIES                                            (42,600)      (33,475)

FINANCING ACTIVITIES
Cash dividends paid                                                               (9,891)       (9,174)
Proceeds from exercise of stock options                                            2,139           418
Acquisition of treasury stock                                                     (9,094)       (4,967)
Repayment of Federal Home Loan Bank borrowings                                   (55,170)      (25,156)
Proceeds from Federal Home Loan Bank borrowings                                      225            90
Changes in:
   Deposits                                                                       32,236        80,864
   Federal funds purchased, securities sold under agreements
        to repurchase and other borrowings                                       (44,074)        4,035
                                                                               -----------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (83,629)       46,110
                                                                               -----------------------

Increase in cash and cash equivalents                                             38,712        10,766

Cash and cash equivalents at beginning of year                                   157,594       144,810
                                                                               -----------------------

Cash and cash equivalents at end of period                                     $ 196,306      $155,576
                                                                               =======================

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.  GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries ("United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented as of March 31, 2002 and 2001 and the three month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2001 has been extracted from the audited financial statements included in United's 2001 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2001 Annual Report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.

2.  MERGERS AND ACQUISITIONS

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

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                        March 31, 2002
                                                -------------------------------------------------------------
                                                                    Gross            Gross        Estimated
                                                  Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                -------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                 $    61,113     $      442      $     803       $    60,752
     State and political subdivisions                  62,592            179          1,328            61,443
     Mortgage-backed securities                       927,893         12,210          5,844           934,259
     Marketable equity securities                       8,164          1,313            806             8,671
     Other                                            133,526            498          1,658           132,366
                                                -------------------------------------------------------------
     Total                                         $1,193,288       $ 14,642        $10,439        $1,197,491
                                                =============================================================



                                                                      December 31, 2001
                                                -------------------------------------------------------------
                                                                    Gross            Gross        Estimated
                                                  Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                -------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                     $61,082      $     651        $   288         $  61,445
     State and political subdivisions                  62,188            341          1,075            61,454
     Mortgage-backed securities                       861,799         17,587          1,919           877,467
     Marketable equity securities                       8,254            906          1,306             7,854
     Other                                            140,392            767          2,099           139,060
                                                -------------------------------------------------------------
     Total                                         $1,133,715        $20,252         $6,687        $1,147,280
                                                =============================================================


The cumulative net unrealized losses on available for sale securities resulted in a decrease of $1,539 and an increase of $4,351 in shareholders' equity, net of deferred income taxes at March 31, 2002 and December 31, 2001, respectively.

                                       11

The amortized cost and estimated fair value of securities available for sale at March 31, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities with an estimated fair value of $934,259 and $877,467 at March 31, 2002 and December 31, 2001, respectively, and an amortized cost of $927,893 and $861,799 at March 31, 2002 and December 31, 2001, respectively, are shown below based upon an estimated average life.

                                                        March 31, 2002               December 31, 2001
                                                ------------------------------  ---------------------------
                                                                Estimated                        Estimated
                                                 Amortized        Fair          Amortized           Fair
                                                    Cost          Value           Cost             Value
                                                ------------------------------  ---------------------------
     Due in one year or less                    $   15,301      $   15,322      $   22,995       $   23,089
     Due after one year through five years          36,693          37,299          32,635           33,372
     Due after five years through ten years        133,670         134,652         122,749          124,049
     Due after ten years                           999,460       1,001,547         947,082          958,916
     Marketable equity securities                    8,164           8,671           8,254            7,854
                                                ------------------------------  ---------------------------
     Total                                      $1,193,288      $1,197,491      $1,133,715       $1,147,280
                                                ==============================  ===========================

As permitted, upon adopting SFAS No. 133 on January 1, 2001, debt securities with an amortized cost of $71,293 and an estimated fair value of $71,668 were transferred into the available for sale category from the held to maturity category.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

                                                                        March 31, 2002
                                                  -------------------------------------------------------------
                                                                    Gross            Gross        Estimated
                                                  Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                  -------------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                    $ 25,697       $    102         $  354          $ 25,445
     State and political subdivisions                  88,555          1,527          1,114            88,968
     Mortgage-backed securities                         3,914            105                            4,019
     Other                                            157,926            686          3,467           155,145
                                                  -------------------------------------------------------------
     Total                                           $276,092       $  2,420         $4,935          $273,577
                                                  =============================================================

                                                                     December 31, 2001
                                                  -----------------------------------------------------------
                                                                    Gross            Gross        Estimated
                                                  Amortized       Unrealized       Unrealized        Fair
                                                     Cost           Gains            Losses         Value
                                                  -----------------------------------------------------------
     U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                    $ 29,935       $    285         $  $19          $ 30,201
     State and political subdivisions                  89,540          1,491          1,057            89,974
     Mortgage-backed securities                         4,278            132                            4,410
     Other                                            157,683          1,534          2,937           156,280
                                                  -----------------------------------------------------------
     Total                                           $281,436       $  3,442         $4,013          $280,865
                                                  ===========================================================

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities with an amortized cost of $$3,914 and $4,278 at March 31, 2002 and December 31, 2001,
respectively, and an estimated fair value of $4,019 and $4,410 at March 31, 2002 and December 31, 2001, respectively are shown below based upon an estimated average life. There were no sales of held to maturity securities.

                                                        March 31, 2002                     December 31, 2001
                                               ------------------------------         --------------------------
                                                                   Estimated                           Estimated
                                                  Amortized          Fair             Amortized           Fair
                                                     Cost            Value               Cost            Value
                                               -------------------------------        --------------------------
     Due in one year or less                         $  1,182        $  1,588         $  1,448          $  1,477
     Due after one year through five years             32,326          33,667           32,729            33,837
     Due after five years through ten years            70,091          70,897           72,922            74,216
     Due after ten years                              172,493         167,425          174,337           171,335
                                               -------------------------------        --------------------------
     Total                                           $276,092        $273,577         $281,436          $280,865
                                               ===============================        ==========================

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $981,454 and $992,341 at March 31, 2002 and December 31, 2001, respectively.

4.  LOANS

Major classifications of loans are as follows:

                                                                         March 31, 2002      December 31, 2001
                                                                         --------------      -----------------
          Commercial, financial and agricultural                         $      667,883      $       662,070
          Real estate:
                   Single-family residential                                  1,278,445            1,313,784
                   Commercial                                                   912,792              891,118
                   Construction                                                 189,626              195,063
                   Other                                                         87,991               88,416
          Installment                                                           357,755              354,934
                                                                        ---------------      -----------------
          Total gross loans                                              $    3,494,492      $     3,505,385
                                                                        ===============      =================

The table above does not include loans held for sale of $223,388 and $368,625 at March 31, 2002 and December 31, 2001, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is management's estimate of the probable credit losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

A progression of the allowance for loan losses for the periods presented is summarized as follows:

                                                               Three Months Ended
                                                                    March 31
                                                          ---------------------------
                                                             2002              2001
                                                          ---------         ---------
     Balance at beginning of period                       $  47,408         $  40,532
     Provision charged to expense                             2,227             2,499
                                                          ---------         ---------
                                                             49,635            43,031
     Loans charged off                                       (2,403)           (2,672)
     Less recoveries                                            657               832
                                                          ---------         ---------
     Net Charge-offs                                         (1,746)          (1,840)
                                                          ---------         ---------

     Balance at end of period                               $47,889           $41,191
                                                          =========         =========

The average recorded investment in impaired loans during the quarter ended March 31, 2002 and for the year ended December 31, 2001 was approximately $12,355 and $12,654, respectively. For the quarters ended March 31, 2002 and 2001, United recognized interest income on the impaired loans of approximately $53 and $121, respectively, substantially all of which was recognized using the accrual method of income recognition.

At March 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $12,118 (of which $7,824 was on a nonaccrual basis). Included in this amount is $4,698 of impaired loans for which the related allowance for loan losses is $1,005 and $7,420 of impaired loans that do not have an allowance for credit losses due to management's estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $121 and $319 for the quarters ended March 31, 2002 and 2001, respectively.

6.  RISK ELEMENTS

Nonperforming assets are summarized as follows:

                                                                                March 31.        December 31,
                                                                                  2002               2001
                                                                               ----------       -------------
     Nonaccrual loans                                                          $   7,824           $   8,068
     Loans past due 90 days or more and still accruing interest                    6,540               9,522
                                                                               ----------       ------------
     Total nonperforming loans                                                    14,364              17,590

     Nonaccrual investment securities                                             10,000              10,000
     Other real estate owned                                                       4,099               2,763
                                                                               ----------       ------------

     Total nonperforming assets                                                $  28,463           $  30,353
                                                                               ==========       ============


7.   INTANGIBLE ASSETS

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. However, SFAS No. 142 did not supercede FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and therefore, any goodwill accounted for in accordance with this Statement will continue to be amortized until further guidance is issued from the FASB. SFAS No. 142 also requires that intangible assets with definite useful lives (such as core deposit intangibles) be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 requires that a transitional impairment test of goodwill and indefinite-lived intangible assets be performed within six months of adoption and any resulting impairment loss be reported as a change in accounting principle. Effective January 1, 2002, United adopted SFAS No. 142, and discontinued the amortization of certain intangibles. No transitional impairment loss was recorded. Total goodwill of $80,848 as of December 31, 2001 is comprised of goodwill recorded in the community banking segment. In accordance with the new disclosure requirements of SFAS No. 142, the following information is presented regarding intangible assets subject to amortization and those not subject to amortization.

                                                                     As of December 31, 2001
                                                 --------------------------------------------------------------
                                                  Gross Carrying          Accumulated            Net Carrying
                                                      Amount              Amortization              Amount
                                                 ------------------    -------------------    -----------------
        Amortized intangible assets:
          Goodwill subject to amortization           $ 6,030                ($ 1,041)               $ 4,989
          Core deposit intangible assets              14,143                  (6,427)                 7,716
                                                 ------------------    -------------------    -----------------
        Total                                        $20,173                ($ 7,468)               $12,705
                                                 ==================    ===================    =================

        Goodwill not subject to amortization         $98,163                ($22,304)               $75,859
                                                 ==================    ===================    =================

The following table conforms prior period amounts, adjusted to exclude amortization expense recognized in those periods related to certain intangible assets that are no longer amortized, to the current year presentation:

                                                                          Three Months Ended
                                                                               March 31
                                                                    ----------------------------
                                                                         2002            2001
                                                                    -------------    -----------
                Reported net income                                    $ 21,821        $19,352
                Add back: Amortization of intangibles                                      545
                                                                    -------------    -----------
                Adjusted net income                                    $ 21,821        $19,897
                                                                    =============    ===========

                Basic earnings per share:
                  Reported net income                                  $   0.51        $  0.46
                  Amortization of intangibles                                          $  0.01
                                                                    -------------    -----------
                Adjusted net income                                    $   0.51        $  0.47
                                                                    =============    ===========

                Diluted earnings per share:
                  Reported net income                                  $   0.50        $  0.46
                  Amortization of intangibles                                          $  0.01
                                                                    -------------    -----------
                Adjusted net income                                    $   0.50        $  0.47
                                                                    =============    ===========

United incurred amortization expense of $585 for the quarter ended March 31, 2002 related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

                                Year         Amount
                                            --------
                                2002        $ 1,890
                                2003          1,708
                                2004          1,532
                                2005          1,355
                                2006          1,177

8. BORROWINGS

United's subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At March 31, 2002, United had approximately $486,505 of additional available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At March 31, 2002, $681,176 of FHLB advances with a weighted average interest rate of 6.09% are scheduled to mature from one to twenty years. At March 31, 2002, the scheduled maturities of FHLB advances are as follows:


                                Year                    Amount
                                                      ----------

                        2002                            $  1,210
                        2003                                 910
                        2004                              13,500
                        2005                              90,000
                        2006 and thereafter              575,556
                                                      ----------

                              Total                   $  681,176
                                                      ==========

United, through its parent company, has available funds of $50,000 to provide for general liquidity needs under a one year renewable collateralized line of credit with SunTrust Bank. The line of credit carries a LIBOR-based indexed floating rate of interest. At March 31, 2002, United had an outstanding balance under the line of credit of $4,000 at an interest rate of 2.58%.

United also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $215,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

9. TRUST PREFERRED SECURITIES

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

10.  COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the counterparty. United had approximately $1,277,845 and $937,455 of loan commitments outstanding as of March 31, 2002 and December 31, 2001, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United's customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $100,848 and $103,446 as of March 31, 2002 and December 31, 2001, respectively.

In accordance with current interpretations of FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. Changes in the fair value of best efforts commitments on specific loans closed and held for sale are recorded in other comprehensive income within shareholders' equity, net of income tax. Amounts are reclassified from other comprehensive income into the income statement in the period or periods that the hedged transaction affects earnings.

United and its subsidiaries are currently involved, in the normal course of business, in various legal proceedings. Management is vigorously pursuing all of its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved without material effect on financial position or results of operations.

11.  LINE OF BUSINESS REPORTING

United's principal business activities are community banking and mortgage banking. The following information is based on United's current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand alone basis. The results are not necessarily comparable with similar information of other companies.

                                                                                        General
                                                          Mortgage        Community    Corporate
                                                          Banking          Banking      And Other*     Consolidated
                                                       ------------------------------------------------------------
March 31, 2002
--------------
Net interest income                                    $       2,314    $    47,593    $       741      $    50,648
Provision for loan losses                                          -          2,227              -            2,227
Net interest income after provision for loan losses            2,314         45,366            741           48,421
Noninterest income                                             6,450          9,467             20           15,937
Noninterest expense                                            5,688         26,766           (424)          32,030
Income before income taxes                                     3,076         28,067          1,185           32,328
Income tax expense                                               788          9,313            406           10,507
Net income                                                     2,288         18,754            779           21,821
Average total assets                                         205,548      5,280,091         (5,798)       5,479,841

                                                                                     General
                                                        Mortgage      Community     Corporate
                                                        Banking        Banking      And Other*    Consolidated
                                                       --------------------------------------------------------
March 31, 2001
--------------
Net interest income                                    $  1,534      $   42,573     $     113      $   44,220
Provision for loan losses                                     -           2,499             -           2,499
Net interest income after provision for loan losses       1,534          40,074           113          41,721
Noninterest income                                        5,225           8,707            13          13,945
Noninterest expense                                       4,739          21,681           576          26,996
Income before income taxes                                2,020          27,100          (450)         28,670
Income tax expense                                          540           8,924          (146)          9,318
Net income                                                1,480          18,176          (304)         19,352
Average total assets                                    179,969       4,682,002       (11,785)      4,850,186

* General corporate and other includes intercompany eliminations

12. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2002 and 2001 are as follows:

                                                                    Three Months Ended
                                                                         March 31
                                                                  ---------------------
                                                                     2002        2001
                                                                  ---------   ---------
        Net Income                                                $  21,821   $  19,352
        Other Comprehensive Income, Net of Tax:
          Unrealized (loss) gain on available-for-sale
           securities arising during the period                      (6,264)      8,555
          Less: Reclassification adjustment for losses
            (gains) included in net income                              198         (92)
          Amortization of the unrealized loss for
            securities transferred from the available-
            for-sale to the held to maturity investment
            portfolio                                                   176         122
                                                                  ---------   ---------
        Total Comprehensive Income                                $  15,931   $  27,937
                                                                  =========   =========

13. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

                                                                  Three Months Ended
                                                                       March 31
                                                            ------------------------------
                                                                2002              2001
                                                            ------------     -------------
                Basic

                Net Income                                  $     21,821     $     19,352
                                                            ============     ============
                Average common shares outstanding             42,899,060       41,703,350
                                                            ============     ============
                Earnings per basic common share             $       0.51     $       0.46

                Diluted

                Net Income                                  $     21,821     $     19,352
                                                            ============     ============
                Average common shares outstanding             42,899,060       41,703,350
                Equivalents from stock options                   649,590          316,886
                                                            ------------     ------------
                Average diluted shares outstanding            43,548,650       42,020,236
                                                            ============     ============

                Earnings per diluted common share           $       0.50     $       0.46

14. EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 2002 and March 31, 2001 with the interest rate earned or paid on such amount.

                                                                Three Months Ended                      Three Months Ended
                                                                   March 31, 2002                         March 31, 2001
                                                      --------------------------------------   ----------------------------------
                                                         Average                     Avg.        Average                   Avg.
                                                         Balance       Interest      Rate        Balance     Interest      Rate
                                                      --------------------------------------   ----------------------------------
ASSETS
Earning Assets:
     Federal funds sold and securities repurchased
        under agreements to resell and other
        short-term investments                        $    82,273     $      362     1.78%     $   16,178    $     247     6.19%
     Investment Securities:
        Taxable                                         1,227,663         18,637     6.07%      1,052,439       17,981     6.93%
        Tax-exempt (1) (2)                                194,554          3,504     7.20%        195,878        3,652     7.56%
                                                      --------------------------------------   ----------------------------------
             Total Securities                           1,422,217         22,141     6.23%      1,248,317       21,633     7.03%
     Loans, net of unearned income (1) (2) (3)          3,687,109         65,538     7.17%      3,359,725       72,985     8.76%
     Allowance for loan losses                            (47,599)                                (40,901)
                                                      -----------                              ----------
     Net loans                                          3,639,510                    7.27%      3,318,824                  8.87%
                                                      --------------------------------------   ----------------------------------
Total earning assets                                    5,144,000     $   88,041     6.89%      4,583,319    $  94,865     8.33%
                                                                      ----------------------                 --------------------
Other assets                                              335,841                                 266,867
                                                      -----------                              ----------
                          TOTAL ASSETS                $ 5,479,841                              $4,850,186
                                                      ===========                              ==========

LIABILITIES
Interest-Bearing Funds:
     Interest-bearing deposits                        $ 3,149,777     $   21,799     2.81%     $2,865,822    $  33,150     4.69%
     Federal funds purchased, repurchase
       agreements and other short-term
       borrowings                                         471,483          2,360     2.03%        319,938        3,816     4.84%
     FHLB advances and other long-term
       borrowings                                         690,699         10,431     6.12%        686,763       10,811     6.38%
                                                      -----------------------------------      --------------------------------
Total Interest-Bearing Funds                            4,311,959         34,590     3.25%      3,872,523       47,777     5.00%
                                                                      -------------------                    ------------------
     Demand deposits                                      582,420                                 479,797
     Accrued expenses and other liabilities                70,758                                  58,736
                                                      -----------                              ----------
                          TOTAL LIABILITIES             4,965,137                               4,411,056
SHAREHOLDERS' EQUITY                                      514,704                                 439,130
                                                      -----------                              ----------
                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY             $ 5,479,841                              $4,850,186
                                                      ===========                              ==========

NET INTEREST INCOME                                                   $   53,451                             $  47,088
                                                                      ==========                             =========
INTEREST SPREAD                                                                      3.64%                                 3.33%

NET INTEREST MARGIN                                                                  4.16%                                 4.10%

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

OVERVIEW

Net income for the first quarter of 2002 was $21.82 million or $0.50 per share compared to $19.35 million or $0.46 per share for the first quarter of 2001. This represents a 12.76% increase in net income and an 8.70% increase in earnings per share. United's annualized return on average assets was 1.61% and return on average shareholders' equity was 17.19% for the first quarter of 2002 as compared to 1.62% and 17.87% for the first quarter of 2001.

The net interest margin for the first quarter 2002 was 4.16%, a 6 basis points increase over the first quarter of 2001's net interest margin of 4.10%. The margin increase was primarily attributable to a $560.68 million or 12.23% increase in average earning assets resulting mainly from the Century Bancshares acquisition that was consummated on December 7, 2001. Tax-equivalent net interest income increased $6.36 million or 13.51% for the first three months of 2002 as compared to the same period for 2001. For the quarters ended March 31, 2002 and 2001, the provision for loan losses was $2.23 million and $2.50 million, respectively. Noninterest income increased $1.99 million or 14.28% for the first three months of 2002 when compared to the first three months of 2001. Noninterest expenses increased $5.03 million or 18.65% for the first three months of 2002 compared to the same period in 2001. United's effective tax rate was 32.50% for the first quarters of 2002 and 2001.

Total assets decreased to $5.56 billion at March 31, 2002, a $74.19 million or 1.32% decrease from year end. In terms of asset composition since year end 2001, the March 31, 2002 balance sheet reflects a $38.71 million increase in cash and cash equivalents and a $44.87 million increase in investment securities. Overall, loans held for sale decreased $145.24 million as loan sales in the secondary market exceeded originations. Portfolio loans, net of unearned income declined $10.88 million from December 31, 2001. All other categories of assets were moderately flat compared to year end 2001.

Interest-bearing deposits increased $48.35 million compared to year end while noninterest-bearing deposits decreased $17.24 million. United's total borrowed funds decreased $99.28 million as FHLB borrowings decreased $55.28 million while short-term borrowings decreased $44.07 million. Accrued expenses and other liabilities decreased $5.13 million since year end 2001.

Shareholders' equity was $505.64 million at March 31, 2002, which was relatively flat from year end as United continued to balance capital adequacy and returns to shareholders. At March 31, 2002, United's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the quarters ended March 31, 2002 and 2001, tax-equivalent net interest income was $53.45 million and $47.09 million, respectively. These results represent an increase of $6.36 million or 13.51% during the first quarter of 2002 when compared to the prior-year quarter. United's tax-equivalent net interest margin was 4.16% for the first three months of 2002 and 4.10% for the same period in 2001. The margin increase was primarily attributable to a $560.68 million or 12.23% increase in average earning assets resulting mainly from the Century Bancshares acquisition that was consummated on December 7, 2001. On a linked quarter basis, net interest income increased $2.42 million or 4.74% while the net interest margin increased 9 basis points from 4.07% in the fourth quarter of 2001.

PROVISION FOR LOAN LOSSES

United's credit quality continues to be sound. Nonperforming loans were $14.36 million or 0.41% of loans, net of unearned income at March 31, 2002 as compared to $17.59 million or 0.50% of loans, net of unearned income, at December 31, 2001. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $7.82 million and $6.54 million, respectively at March 31, 2002 as compared to $8.10 million and $9.52 million, respectively at year end 2001. Total nonperforming assets of $28.46 million, including nonperforming securities of $10.0 million and OREO of $4.10 million at March 31, 2002, represented 0.51% of total assets at the end of the first quarter. For a summary of nonperforming assets, see Note 6 to the unaudited consolidated financial statements.

At March 31, 2002, impaired loans were $12.12 million, which was a decrease from the $12.59 million in impaired loans at December 31, 2001. For further details, see Note 5 to the unaudited consolidated financial statements.

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

At March 31, 2002, the allowance for loan losses was $47.89 million, compared to $47.41 million at December 31, 2001. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.37% and 1.35% at March 31, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to nonperforming loans was 333.4% and 269.5% at March 31, 2002 and December 31, 2001, respectively.

For the quarters ended March 31, 2002 and 2001, the provision for loan losses was $2.23 million and $2.50 million, respectively. Total net charge-offs were $1.75 million in the first three months of 2002 and $1.84 million during the same time period in 2001, which represents 0.05% and 0.06% of average loans for the respective quarters. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

United's formal company-wide process at March 31, 2002 produced increased allocations within two of four loan categories from December 31, 2001. The components of the allowance allocated to commercial loans increased $350 thousand, as a result of adjustments primarily made to account for economic conditions and specific allocations of large loans. The consumer loan pool allocation increased $228 thousand as a result of changes in historical loss factors. The real estate construction loan pool allocation decreased $76 thousand as a result of decreased loan volume. The components of the allowance allocated to real estate loans decreased $359 thousand as a result of changes in loan volume.

Management believes that the allowance for loan losses of $47.89 million at March 31, 2002 is adequate to provide for probable losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United's profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $1.99 million or 14.28% for the first quarter of 2002 when compared to the same period in 2001.

Deposit services fees increased $1.14 million or 18.91% while wealth management fees increased $259 thousand or 12.85% compared to the first quarter of 2001.

Income from mortgage banking operations increased $1.23 million or 23.44% for the first three months of 2002 as compared to the same period in 2001 due to increased loan sales in the secondary market as lower interest rates more favorably impacted mortgage refinancing and home purchasing subsequent to March 31, 2001. Sales of mortgage loans were $655.02 million for the first quarter of 2002 as compared to $391.07 million for the first quarter of 2001, an increase of 67.50%. However, mortgage loans sold in the secondary market during the first quarter of 2002 declined from their peak in the fourth quarter of 2001. As a result, noninterest income for the first quarter of 2002 declined $1.67 million or 9.49% from the fourth quarter of 2001.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense increased $5.03 million or 18.65% for the quarter compared to the prior year's first quarter and $1.62 million or 5.31% compared to the linked quarter mainly due to increased employee salaries and benefits from the Century Bancshares acquisition.

Total salaries and benefits increased by 21.62% or $3.13 million for the first quarter of 2002 when compared to the same period of 2001. On a linked quarter basis, salaries and benefits increased $2.08 million or 13.42% from the fourth quarter of 2001.

Net occupancy expense for the first quarter of 2002 remained relatively flat when compared to the first quarter of 2001.

Other expense decreased $1.92 million or 19.50% for the first quarter of 2002 when compared to the previous year quarter. United divested of a branch office and sold other bank premises during the first quarter of 2001 for a total gain of $1.24 million.

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

As shown in the interest rate sensitivity gap table in this section, United was liability-sensitive (more liabilities repricing than assets) in the one year horizon. This indicates that rising market interest rates would reduce United's earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United's retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United's savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See "Management Adjustments" in the GAP table). Using these estimates, United was asset-sensitive in the one year horizon in the amount of $71 million or 1.33% of the cumulative gap to related earning assets. At December 31, 2001, United was liability-sensitive in the one-year horizon in the amount of $124 million or (2.33%) of the cumulative gap to related earning assets.

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

The following table shows United's estimated earnings sensitivity profile after management's adjustments as of March 31, 2002 and December 31, 2001:

                     Change in
                  Interest Rates       Percentage Change in Net Interest Income
                  (basis points)       ----------------------------------------
                  --------------         March 31, 2002     December 31, 2001
                                         --------------     -----------------
                       +200                  -1.27%               -1.61%
                       -200                  -2.65%                0.24%

At March 31, 2002, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it was estimated net interest income for United would decrease by 1.27% over one year as compared to an decrease of 1.61% at December 31, 2001. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.65% over one year at March 31, 2002 as compared to an increase of 0.24% at December 31, 2001. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of March 31, 2002:

Interest Rate Sensitivity Gap

                                                     Days                      Total             1-5          Over 5
                                    --------------------------------------
                                         0-90       91-180       181-365      One Year          Years         Years        Total
                                    ------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
   Federal funds sold and
     securities purchased
     under agreements to resell
     and other short-term
     investments                    $  101,811                              $    101,811                                $  101,811
   Investment and Marketable
     Equity Securities
         Taxable                        94,553  $    15,243  $     31,145        140,941   $    365,990    $  816,654    1,323,585
         Tax-exempt                        422          973           540          1,935         14,025       134,038      149,998
   Loans, net of unearned income     1,448,256       96,033       169,819      1,714,108      1,155,024       845,711    3,714,843
                                    ----------------------------------------------------------------------------------------------

Total Interest-Earning Assets       $1,645,042  $   112,249  $    201,504   $  1,958,795   $  1,535,039    $1,796,403   $5,290,237
                                    ==========  ===========  ============   ============   ============    ==========   ==========

LIABILITIES
Interest-Bearing Funds:
   Savings and NOW accounts         $1,412,031                              $  1,412,031                                $1,412,031
   Time deposits of
    $100,000 & over                    122,459  $    49,740  $    140,073        312,272   $    161,838    $      227      474,337
   Other time deposits                 349,247      221,176       314,147        884,570        411,042           380    1,295,992
   Federal funds purchased,
     repurchase agreements             358,214                      4,000        362,214        120,840                    483,054
     and other short-term
     borrowings
   FHLB advances and other
     long-term borrowings                  228         228            755          1,211        106,660       582,177      690,048
                                    ----------------------------------------------------------------------------------------------

Total Interest-Bearing Funds        $2,242,179  $  271,144   $    458,975   $  2,972,298   $    800,380    $  582,784   $4,355,462
                                    ==========  ==========   ============   ============   ============    ==========   ==========

Interest Sensitivity Gap             ($597,137)  ($158,895)     ($257,471)   ($1,013,502)  $    734,659    $1,213,619   $  934,775
                                    ==========  ==========   ============   ============   ============    ==========   ==========

Cumulative Gap                       ($597,137)  ($756,032)   ($1,013,502)   ($1,013,502)     ($278,843)   $  934,776   $  934,775
                                    ==========  ==========   ============   ============   ============    ==========   ==========

Cumulative Gap as a Percentage of       (11.29%)    (14.29%)       (19.16%)       (19.16%)        (5.27%)       17.67%       17.67%
    Total Earning Assets

Management Adjustments              $1,335,112   ($ 90,386)    ($ 180,636)  $  1,084,090    ($1,084,090)                $        0

Off-Balance Sheet Activities
                                    ----------------------------------------------------------------------------------------------
Cumulative Management
   Adjusted Gap and
   Off-Balance Sheet Activities     $  757,975  $  508,694   $     70,587   $     70,587      ($278,844)   $  934,775   $  934,775
                                    ==========  ==========   ============   ============   ============    ==========   ==========

Cumulative Management Adjusted Gap
   and Off-Balance Sheet Activities
   as a Percentage of Total Earning
   Assets                                14.33%       9.62%          1.33%          1.33%         (5.27%)       17.67%       17.67%
                                        ======       =====          =====          =====         ======        ======       ======

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

For the three months ended March 31, 2002, cash of $164.94 million was provided from operations primarily as a result of $145.15 million of excess sales of mortgage loans in the secondary market over originations. During the same period, net cash of $42.60 million was used in investing activities which was primarily due to $54.45 million of excess purchases of investment securities over net proceeds from calls and maturities of investment securities. During the first three months of 2002, net cash of $83.63 million was used in financing activities, primarily due to net repayment of approximately $54.95 million of FHLB borrowings, payment of $9.89 million in cash dividends and $9.09 million for acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $38.71 million for the first three months of 2002.

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

CAPITAL

At March 31, 2002, total shareholders' equity was $505.64 million. Since year end, United has experienced a decrease of $5.89 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. During the quarter, 317,000 shares were repurchased under a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. Through March 31, 2002, 1,616,300 shares have been repurchased since the plan's implementation. On February 28, 2002, United announced a new plan to repurchase up to 1.72 million shares of its common stock once the prior plan is completed. United's equity to assets ratio was 9.10% at March 31, 2002, as compared to 8.99% at December 31, 2001. The primary capital ratio, capital and reserves to total assets and reserves, was 9.87% at March 31, 2002, as compared to 9.75% at December 31, 2001.

Cash dividends of $0.23 per common share for the first quarter of 2002 represents an increase of 5% over the $0.22 paid for first quarter of 2001. Total cash dividends declared were approximately $9.87 million for the first quarter of 2002, an increase of 7.58% over the comparable period of 2001.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders' equity. United's average equity to average asset ratio was 9.39% at March 31, 2002 and 9.05% at March 31, 2001. Based on regulatory requirements, United and its banking subsidiaries are categorized as "well capitalized" institutions. United's risk-based capital ratios of 11.71% at March 31, 2002 and 11.37% at December 31, 2001, are both significantly higher than the minimum regulatory requirements. United's Tier I capital and leverage ratios of 10.31% and 7.74%, respectively, at March 31, 2002, are also well above regulatory minimum requirements.