Form 10-Q
period 2002-06-30
UNITED BANKSHARES INC/WV
filed 2002-08-13
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission File Number: 0-13322

United Bankshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0641179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 United Center 500 Virginia Street, East Charleston, West Virginia	25301
(Address of Principal Executive Offices)	Zip Code

Registrant’s Telephone Number, including Area Code: (304) 424-8704

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class - Common Stock, $2.50 Par Value; 42,465,065 shares outstanding as of July 31, 2002.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) June 30, 2002 and December 31, 2001	6

Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2002 and 2001	7

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Six Months Ended June 30, 2002	8

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2002 and 2001	9

Notes to Consolidated Financial Statements	10

Information required by Item 303 of Regulation S-K

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	Not Applicable

Item 2. Changes in Securities	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS—Continued

Page

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

None

(b) Reports on Form 8-K

On July 19, 2002, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the second quarter and first half of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC. (Registrant)

Date August 13, 2002	By:	/s/ RICHARD M. ADAMS
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date August 13, 2002	By:	/s/ STEVEN E. WILSON
Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

PART I

FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2002 and December 31, 2001, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and six months ended June 30, 2002 and 2001, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2002, the related condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
(Dollars in thousands, except par value)
Assets
Cash and due from banks	$151,809	$156,058
Interest-bearing deposits with other banks	8,216	1,536

Total cash and cash equivalents	160,025	157,594
Securities available for sale at estimated fair value (amortized cost-$1,114,598 at June 30, 2002 and $1,133,715 at December 31, 2001)	1,138,842	1,147,280
Securities held to maturity (estimated fair value-$271,539 at June 30, 2002 and $280,865 at December 31, 2001)	273,270	281,436
Loans held for sale	284,230	368,625
Loans	3,593,281	3,505,385
Less: Unearned income	(2,976)	(3,051)

Loans net of unearned income	3,590,305	3,502,334
Less: Allowance for loan losses	(47,746)	(47,408)

Net loans	3,542,559	3,454,926
Bank premises and equipment	47,709	48,394
Goodwill	91,925	80,848
Accrued interest receivable	28,676	32,012
Other assets	57,894	60,660

TOTAL ASSETS	$5,625,130	$5,631,775

Liabilities
Domestic deposits:
Noninterest-bearing	$687,229	$653,785
Interest-bearing	3,128,082	3,134,008

Total deposits	3,815,311	3,787,793
Borrowings:
Federal funds purchased	73,908	43,831
Securities sold under agreements to repurchase	443,426	477,796
Federal Home Loan Bank borrowings	680,646	736,455
Mandatorily redeemable capital securities of subsidiary trust	8,868	8,800
Other borrowings	8,934	5,501
Accrued expenses and other liabilities	60,854	65,070

TOTAL LIABILITIES	5,091,947	5,125,246

Shareholders’ equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at June 30, 2002 and December 31, 2001, including 821,341 and 455,258 shares in treasury at June 30, 2002 and December 31, 2001, respectively	108,454	108,454
Surplus	90,867	84,122
Retained earnings	344,934	320,577
Accumulated other comprehensive income	11,624	4,351
Treasury stock, at cost	(22,696)	(10,975)

TOTAL SHAREHOLDERS’ EQUITY	533,183	506,529

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,625,130	$5,631,775

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$63,891	$69,166	$127,680	$140,308
Interest on federal funds sold and other short-term investments	83	247	445	494
Interest and dividends on securities:
Taxable	18,339	19,251	36,976	37,232
Tax-exempt	2,425	3,032	4,875	5,659

Total interest income	84,738	91,696	169,976	183,693

Interest expense
Interest on deposits	20,276	30,964	42,075	64,114
Interest on short-term borrowings	2,405	3,531	4,765	7,347
Interest on long-term borrowings	10,641	10,972	21,072	21,783

Total interest expense	33,322	45,467	67,912	93,244

Net interest income	51,416	46,229	102,064	90,449
Provision for loan losses	1,675	2,143	3,902	4,642

Net interest income after provision for loan losses	49,741	44,086	98,162	85,807

Other income
Income from mortgage banking operations	7,148	6,469	13,598	11,694
Service charges, commissions, and fees	7,833	6,647	14,988	12,664
Income from fiduciary activities	2,115	2,194	4,389	4,209
Security losses	(289)	(718)	(593)	(576)
Other income	463	304	825	850

Total other income	17,270	14,896	33,207	28,841

Other expense
Salaries and employee benefits	19,158	15,446	36,772	29,929
Net occupancy expense	3,421	2,683	6,060	5,341
Other expense	12,250	11,324	24,027	21,179

Total other expense	34,829	29,453	66,859	56,449

Income before income taxes	32,182	29,529	64,510	58,199
Income taxes	9,976	9,745	20,483	19,063

Net income	$22,206	$19,784	$44,027	$39,136

Earnings per common share:
Basic	$0.52	$0.48	$1.03	$0.94

Diluted	$0.51	$0.47	$1.01	$0.93

Dividends per common share	$0.23	$0.23	$0.46	$0.45

Average outstanding shares:
Basic	42,691,886	41,466,564	42,793,408	41,584,502
Diluted	43,391,049	41,823,411	43,466,954	41,914,814

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY(Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2002
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2002	43,381,769	$108,454	$84,122	$320,577	$4,351	($10,975)	$506,529

Comprehensive income:
Net income	—	—	—	44,027	—	—	44,027
Other comprehensive income, net of tax:
Unrealized gains on securities of $6,566 net of reclassification adjustment for losses included in net income of $385	—	—	—	—	6,951	—	6,951
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	322	—	322

Total comprehensive income							51,300
Purchase of treasury stock (612,000 shares)	—	—	—	—	—	(17,997)	(17,997)
Cash dividends ($0.46 per share)	—	—	—	(19,670)	—	—	(19,670)
Fair value of vested stock options exchanged in the acquisition of Century Bancshares, Inc.	—	—	10,283	—	—	—	10,283
Common stock options exercised (245,917 shares)	—	—	(3,538)	—	—	6,276	2,738

Balance at June 30, 2002	43,381,769	$108,454	$90,867	$344,934	$11,624	($22,696)	$533,183

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended June 30
	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$132,902	$60,509

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	8,621	27,784
Purchases of investment securities	(7)	(1,000)
Proceeds from sales of securities available for sale	72,795	96,524
Proceeds from maturities and calls of securities available for sale	211,384	129,808
Purchases of securities available for sale	(266,290)	(451,326)
Net purchases of bank premises and equipment	(2,319)	(1,650)
Net cash paid in branch divestiture		(8,644)
Net change in loans	(93,047)	(16,310)

NET CASH USED IN INVESTING ACTIVITIES	(68,863)	(224,814)

FINANCING ACTIVITIES
Cash dividends paid	(19,760)	(17,956)
Acquisition of treasury stock	(17,997)	(12,153)
Proceeds from exercise of stock options	2,738	722
Repayment of Federal Home Loan Bank borrowings	(55,393)	(26,181)
Proceeds from Federal Home Loan Bank borrowings	225	70,096
Changes in:
Deposits	29,439	69,102
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	(860)	57,215

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(61,608)	140,845

Increase (decrease) in cash and cash equivalents	2,431	(23,460)

Cash and cash equivalents at beginning of year	157,594	144,810

Cash and cash equivalents at end of period	$160,025	$121,350

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.    GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. The financial statements presented as of June 30, 2002 and 2001 and the three month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2001 has been extracted from the audited financial statements included in United’s 2001 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2001 Annual Report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.

2.    INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Estimated Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$44,432	$212		$44,644
State and political subdivisions	63,515	957	$52	64,420
Mortgage-backed securities	856,649	22,850	103	879,396
Marketable equity securities	7,990	1,306	831	8,465
Other	142,012	1,179	1,274	141,917

Total	$1,114,598	$26,504	$2,260	$1,138,842

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,082	$651	$288	$61,445
State and political subdivisions	62,188	341	1,075	61,454
Mortgage-backed securities	861,799	17,587	1,919	877,467
Marketable equity securities	8,254	906	1,306	7,854
Other	140,392	767	2,099	139,060

Total	$1,133,715	$20,252	$6,687	$1,147,280

The cumulative net unrealized gains on available for sale securities resulted in an increase of $11,624 and $4,351 in shareholders’ equity, net of deferred income taxes at June 30, 2002 and December 31, 2001, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 2002 and December 31, 2001 by contractual maturity are shown on the next page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an estimated fair value of $879,396 and $877,467 at June 30, 2002 and December 31, 2001, respectively, and an amortized cost of $856,649 and $861,799 at June 30, 2002 and December 31, 2001, respectively are shown on the next page. Maturities of mortgage-backed securities are based upon an estimated average life.

	June 30, 2002		December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,412	$13,454	$22,995	$23,089
Due after one year through five years	37,909	38,430	32,635	33,372
Due after five years through ten years	135,319	138,894	122,749	124,049
Due after ten years	919,704	940,210	947,082	958,916
Marketable equity securities	8,254	7,854	8,254	7,854

Total	$1,114,598	$1,138,842	$1,133,715	$1,147,280

As permitted, upon adopting SFAS No. 133 on January 1, 2001, debt securities with an amortized cost of $71,293 and an estimated fair value of $71,668 were transferred into the available for sale category from the held to maturity category.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,237	$377		$25,614
State and political subdivisions	87,196	2,781	$267	89,710
Mortgage-backed securities	2,761	167		2,928
Other	158,076	2,386	7,175	153,287

Total	$273,270	$5,711	$7,442	$271,539

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,935	$285	$19	$30,201
State and political subdivisions	89,540	1,491	1,057	89,974
Mortgage-backed securities	4,278	132		4,410
Other	157,683	1,534	2,937	156,280

Total	$281,436	$3,442	$4,013	$280,865

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities with an amortized cost of $2,761 and $4,278 at June 30, 2002 and December 31, 2001, respectively, and an estimated fair value of $2,928 and $4,410 at June 30, 2002 and December 31, 2001, respectively are included in the table below based upon an estimated average life. There were no sales of held to maturity securities.

	June 30, 2001		December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,552	$1,588	$1,448	$1,477
Due after one year through five years	34,558	36,087	32,729	33,837
Due after five years through ten years	67,520	70,298	72,922	74,216
Due after ten years	169,640	163,566	174,337	171,335

Total	$273,270	$271,539	$281,436	$280,865

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,003,801 and $992,341 at June 30, 2002 and December 31, 2001, respectively.

3.    LOANS

Major classifications of loans are as follows:

	June 30, 2002	December 31, 2001
Commercial, financial and agricultural	$705,552	$662,070
Real estate:
Single-family residential	1,280,053	1,313,784
Commercial	978,501	891,118
Construction	162,723	195,063
Other	89,493	88,416
Installment	376,959	354,934

Total gross loans	$3,593,281	$3,505,385

The table above does not include loans held for sale of $284,230 and $368,625 at June 30, 2002 and December 31, 2001, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $160,293 and $107,305 at June 30, 2002 and December 31, 2001, respectively.

4.    ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

A progression of the allowance for loan losses for the periods presented is summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Balance at beginning of period	$47,889	$41,191	$47,408	$40,532
Provision charged to expense	1,675	2,143	3,902	4,642

	49,564	43,334	51,310	45,174
Loans charged-off	(2,187)	(2,490)	(4,590)	(5,162)
Less: Recoveries	369	353	1,026	1,185

Net Charge-offs	(1,818)	(2,137)	(3,564)	(3,977)

Balance at end of period	$47,746	$41,197	$47,746	$41,197

The average recorded investment in impaired loans during the quarter ended June 30, 2002 and for the year ended December 31, 2001 was approximately $11,767 and $12,654, respectively. For the quarters ended June 30, 2002 and 2001, United recognized interest income on the impaired loans of approximately $55 and $59, respectively, substantially all of which was recognized using the accrual method of income recognition.

At June 30, 2002, the recorded investment in loans that are considered to be impaired was $11,416 (of which $7,384 was on a nonaccrual basis). Included in this amount is $4,465 of impaired loans for which the related allowance for loan losses is $1,032 and $6,951 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $121 and $31 for the quarters ended June 30, 2002 and 2001, respectively, and $242 and $349 for the six months ended June 30, 2002 and 2001, respectively.

5.    RISK ELEMENTS

Nonperforming assets are summarized as follows:

	June 30, 2002	December 31, 2001
Nonaccrual loans	$7,384	$8,068
Loans past due 90 days or more and still accruing interest	7,604	9,522

Total nonperforming loans	14,988	17,590
Nonaccrual investment securities	10,000	10,000
Other real estate owned	4,116	2,763

Total nonperforming assets	$29,104	$30,353

6.    INTANGIBLE ASSETS

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.142. However, SFAS No. 142 did not supercede FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and therefore, any goodwill accounted for in accordance with this Statement will continue to be amortized until further guidance is issued from the FASB. SFAS No. 142 also requires that intangible assets with definite useful lives (such as core deposit intangibles) be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment at least annually. SFAS No. 142 requires that a transitional impairment test of goodwill and indefinite-lived intangible assets be performed within six months of adoption and any resulting impairment loss be reported as a change in accounting principle. Effective January 1, 2002, United adopted SFAS No. 142, and discontinued the amortization of certain intangibles. No transitional impairment loss was recorded. Total goodwill of $80,848 as of December 31, 2001 is comprised of goodwill recorded in the community banking segment. During the second quarter of 2002, United continued to evaluate the purchase price allocation for the Century acquisition. As a result of this evaluation, non-amortizable goodwill and shareholders’ equity increased by approximately $10.28 million. There was no impact on net income, earnings per share or common shares outstanding. In accordance with the new disclosure requirements of SFAS No. 142, the following information is presented regarding intangible assets subject to amortization and those not subject to amortization.

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Goodwill subject to amortization	$6,030	($1,041)	$4,989
Core deposit intangible assets	14,143	(6,427)	7,716

Total	$20,173	($7,468)	$12,705

Goodwill not subject to amortization	$98,163	($22,304)	$75,859

The following table conforms prior period amounts, adjusted to exclude amortization expense recognized in those periods related to certain intangible assets that are no longer amortized, to the current year presentation:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Reported net income	$22,206	$19,784	$44,027	$39,136
Add back: Amortization of intangibles		551		1,096

Adjusted net income	$22,206	$20,335	$44,027	$40,232

Basic earnings per share:
Reported net income	$0.52	$0.48	$1.03	$0.94
Amortization of intangibles		$0.02		$0.03

Adjusted net income	$0.52	$0.50	$1.03	$0.97

Diluted earnings per share:
Reported net income	$0.51	$0.47	$1.01	$0.93
Amortization of intangibles		$0.02		$0.03

Adjusted net income	$0.51	$0.49	$1.01	$0.96

United incurred amortization expense of $249 and $834 for the quarter and six months ended June 30, 2002, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2002	$1,944
2003	1,708
2004	1,532
2005	1,355
2006	1,177

7.    BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At June 30, 2002, United had approximately $554,257 of additional available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At June 30, 2002, $680,646 of FHLB advances with a weighted average interest rate of 6.08% are scheduled to mature from one to twenty years. At June 30, 2002, the scheduled maturities of FHLB advances are as follows:

Year	Amount
2002	$736
2003	734
2004	13,742
2005	90,000
2006 and thereafter	575,434

Total	$680,646

United, through its parent company, has available funds of $50,000 to provide for general liquidity needs under a one year renewable collateralized line of credit with SunTrust Bank. The line of credit carries a LIBOR-based indexed floating rate of interest. At June 30, 2002, United had an outstanding balance under the line of credit of $4,000 at an interest rate of 2.54%.

United also has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $207,800. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

8.    TRUST PREFERRED SECURITIES

As part of the acquisition of Century, United assumed all the obligations of Century and its subsidiaries. One such subsidiary, Century Capital Trust I (the Trust) is a statutory business trust formed during the first quarter of 2000. The Trust issued $8.8 million of capital securities (the Capital Securities) to a third party and received net cash proceeds of $8.536 million after considering the underwriter’s discount. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities of Century, now United, bearing an interest rate equal to the rate on the Capital Securities. These debt securities, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the indenture) and certain other financial obligations of Century, now United. United fully and unconditionally guarantees the Trust’s obligations under the Capital Securities.

For financial reporting purposes, the Trust is treated as a subsidiary of United and consolidated in the corporate financial statements. The Capital Securities are presented as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Mandatorily redeemable capital securities of subsidiary trust.” The Capital Securities are not included as a component of stockholders’ equity in the Consolidated Balance Sheets. For regulatory purposes, the $8.8 million of Capital Securities are included in Tier 2 capital in accordance with regulatory reporting requirements.

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

9.    COMMITMENTS AND CONTINGENT LIABILITIES

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

United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,291,422 and $937,455 of loan commitments outstanding as of June 30, 2002 and December 31, 2001, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $101,382 and $103,446 as of June 30, 2002 and December 31, 2001, respectively.

In accordance with current interpretations of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. At June 30, 2002, United had commitments to originate $177,893 of mortgage loans to sell in the secondary market.

United and its subsidiaries are currently involved, in the normal course of business, in various legal proceedings. Management is vigorously pursuing all of its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved without material effect on financial position or results of operations.

10.    LINE OF BUSINESS REPORTING

United’s principal business activities are community banking and mortgage banking. The following information is based on United’s current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand alone basis. The results are not necessarily comparable with similar information of other companies.

	Mortgage Banking	Community Banking	General Corporate and Other*	Consolidated
	(In thousands)
Three months ended June 30, 2002
Net interest income	$2,284	$48,592	$540	$51,416
Provision for loan losses	—	1,675	—	1,675
Net interest income after provision for loan losses	2,284	46,917	540	49,741
Noninterest income	7,148	10,270	(148)	17,270
Noninterest expense	6,924	27,334	571	34,829
Income (loss) before income taxes	2,508	29,853	(179)	32,182
Income tax expense (benefit)	683	9,348	(55)	9,976
Net income (loss)	1,825	20,505	(124)	22,206
Average total assets	201,088	5,541,190	(258,749)	5,483,529

Three months ended June 30, 2001
Net interest income	$1,893	$44,121	$215	$46,229
Provision for loan losses	—	2,143	—	2,143
Net interest income after provision for loan losses	1,893	41,978	215	44,086
Noninterest income	6,469	8,351	76	14,896
Noninterest expense	5,440	23,590	423	29,453
Income (loss) before income taxes	2,922	26,739	(132)	29,529
Income tax expense (benefit)	755	9,033	(43)	9,745
Net income (loss)	2,167	17,706	(89)	19,784
Average total assets	199,469	4,760,335	1,389	4,961,193

*	General corporate and other includes intercompany eliminations

	Mortgage Banking	Community Banking	General Corporate and Other*	Consolidated
Six months ended June 30, 2002
Net interest income	$4,598	$96,185	$1,281	$102,064
Provision for loan losses	—	3,902	—	3,902
Net interest income after provision for loan losses	4,598	92,283	1,281	98,162
Noninterest income	13,598	19,737	(128)	33,207
Noninterest expense	12,613	54,100	146	66,859
Income before income taxes	5,583	57,920	1,007	64,510
Income tax expense	1,471	18,661	351	20,483
Net income	4,112	39,259	656	44,027
Average total assets	204,441	5,410,744	(133,004)	5,482,181

Six months ended June 30, 2001
Net interest income	$3,426	$86,695	$328	$90,449
Provision for loan losses	—	4,642	—	4,642
Net interest income after provision for loan losses	3,426	82,053	328	85,807
Noninterest income	11,694	17,058	89	28,841
Noninterest expense	10,179	45,271	999	56,449
Income (loss) before income taxes	4,941	53,840	(582)	58,199
Income tax expense (benefit)	1,295	17,957	(189)	19,063
Net income (loss)	3,646	35,883	(393)	39,136
Average total assets	190,767	4,720,775	(5,227)	4,906,315

*	General corporate and other includes intercompany eliminations

11.    COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net Income	$22,206	$19,784	$44,027	$39,136
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	12,829	(4,078)	6,566	4,478
Less: Reclassification adjustment for losses included in net income	188	467	385	374
Amortization on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	146	122	322	244

Total Comprehensive Income	$35,369	$16,295	$51,300	$$44,232

12.    EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Basic
Net Income	$22,206	$19,784	$44,027	$39,136

Average common shares outstanding	42,691,886	41,466,564	42,793,408	41,584,502

Earnings per basic common share	$0.52	$0.48	$1.03	$0.94

Diluted
Net Income	$22,206	$19,784	$44,027	$39,136

Average common shares outstanding	42,691,886	41,466,564	42,793,408	41,584,502
Equivalents from stock options	699,163	356,847	673,546	330,312

Average diluted shares outstanding	43,391,049	41,823,411	43,466,954	41,914,814

Earnings per diluted common share	$0.51	$0.47	$1.01	$0.93

13.    EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended June 30, 2002 and June 30, 2001 with the interest rate earned or paid on such amount.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
(Dollars in thousands)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$26,069	$83	1.27%	$20,726	$247	4.79%
Investment Securities:
Taxable	1,245,477	18,339	5.91%	1,147,411	19,251	6.73%
Tax-exempt (1)	191,125	3,464	7.27%	195,272	4,099	8.42%

Total Securities	1,436,602	21,803	6.09%	1,342,683	23,350	6.98%
Loans, net of unearned income (1) (2)	3,729,214	65,631	7.05%	3,382,268	70,996	8.41%
Allowance for loan losses	(47,920)			(41,172)

Net loans	3,681,294		7.14%	3,341,096		8.51%

Total earning assets	5,143,965	$87,517	6.81%	4,704,505	$94,593	8.05%

Other assets	339,564			256,688

TOTAL ASSETS	$5,483,529			$4,961,193

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,133,439	$20,276	2.60%	$2,901,303	$30,964	4.28%
Federal funds purchased, repurchase agreements and other short-term borrowings	477,185	2,405	2.02%	360,921	3,531	3.92%
FHLB advances	689,795	10,641	6.19%	696,163	10,972	6.32%

Total Interest-Bearing Funds	4,300,419	33,322	3.11%	3,958,387	45,467	4.61%

Demand deposits	585,572			479,983
Accrued expenses and other liabilities	74,348			70,498

TOTAL LIABILITIES	4,960,339			4,508,868
SHAREHOLDERS’ EQUITY	523,190			452,325

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,483,529			$4,961,193

NET INTEREST INCOME		$54,195			$49,126

INTEREST SPREAD			3.71%			3.44%
NET INTEREST MARGIN			4.22%			4.18%

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

The following table shows the daily average balance of major categories of assets and liabilities for each of the six month periods ended June 30, 2002 and June 30, 2001 with the interest rate earned or paid on such amount.

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
(Dollars in thousands)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$54,016	$445	1.66%	$18,465	$494	5.40%
Investment Securities:
Taxable	1,235,433	36,976	6.04%	1,100,187	37,232	6.82%
Tax-exempt (1)	192,830	6,968	7.29%	195,573	7,752	7.99%

Total Securities	1,428,263	43,944	6.20%	1,295,760	44,984	7.00%
Loans, net of unearned income (1) (2)	3,706,475	131,169	7.11%	3,371,059	143,981	8.58%
Allowance for loan losses	(47,760)			(41,037)

Net loans	3,658,715		7.21%	3,330,022		8.69%

Total earning assets	5,140,994	$175,558	6.86%	4,644,247	$189,459	8.19%

Other assets	341,187			262,068

TOTAL ASSETS	$5,482,181			$4,906,315

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,141,563	$42,075	2.70%	$2,883,661	$64,114	4.48%
Federal funds purchased, repurchase agreements and other short-term borrowings	474,350	4,765	2.03%	340,542	7,347	4.35%
FHLB advances	690,245	21,072	6.16%	691,489	21,783	6.35%

Total Interest-Bearing Funds	4,306,158	67,912	3.18%	3,915,692	93,244	4.80%

Demand deposits	584,005			479,891
Accrued expenses and other liabilities	72,955			64,974

TOTAL LIABILITIES	4,963,118			4,460,557
SHAREHOLDERS’ EQUITY	519,063			445,758

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,482,181			$4,906,315

NET INTEREST INCOME		$107,646			$96,215

INTEREST SPREAD			3.68%			3.39%
NET INTEREST MARGIN			4.19%			4.14%

(1) The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2) The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Congress passed the Private Securities Litigation Act of 1995 to encourage corporations to provide investors with information about the company’s anticipated future financial performance, goals, and strategies. The act provides a safe harbor for such disclosure, in other words, protection from unwarranted litigation if actual results are not the same as management expectations.

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

Actual results could differ materially from those contained in or implied by United’s statements for a variety of factors including, but not limited to: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving banking industry standards.

FINANCIAL CONDITION

Total assets were $5.63 billion at June 30, 2002, which was relatively flat from year end. In terms of asset composition since year end 2001, the June 30, 2002 balance sheet reflects a $2.43 million increase in cash and cash equivalents and a $16.60 million decrease in investment securities. Loans held for sale decreased $84.40 million as loan sales in the secondary market exceeded originations during the first half of 2002. Portfolio loans, net of unearned income grew $87.97 million. Other assets decreased $2.77 million. All other categories of assets were moderately flat compared to year end 2001.

Total deposits have grown $27.52 million since year end. In terms of composition, noninterest-bearing deposits increased $33.44 million while interest-bearing deposits remained relatively flat from December 31, 2001. United’s total borrowed funds decreased $56.60 million or 4.45% as FHLB borrowings decreased $55.81 million while short-term borrowings remained relatively flat. Accrued expenses and other liabilities increased $4.22 million or 6.48% since year end 2001.

Shareholders’ equity increased $26.65 million or 5.26% as compared to December 31, 2001 as United continued to balance capital adequacy and returns to shareholders. At June 30, 2002, United’s regulatory capital ratios, including those of its bank subsidiaries, continued to exceed the levels established for well-capitalized institutions.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the first half of 2002 was $44.03 million or $1.01 per diluted share compared to $39.14 million or $0.93 per share for the first half of 2001. This represents a 12.50% increase in net income and an 8.60% increase in earnings per share. Net income for the second quarter of 2002 was $22.21 million, an increase of 12.29% from the $19.78 million reported for the prior year quarter. Second quarter 2002 earnings were $0.51 per diluted share, an increase of 8.51% from the $0.47 per share reported for the second quarter of 2001. United’s annualized return on average assets for the first six months of 2002 was 1.62% and return on average shareholders’ equity was 17.10% as compared to 1.61% and 17.70% for the first six months of 2001.

The net interest margin was 4.19% for the first six months of 2002 compared to 4.14% for the first six months of 2001. Tax-equivalent net interest income increased $11.43 million or 11.88% for the first six months of 2002 as compared to the same period for 2001. The provision for loan losses decreased $740 thousand over the previous year-to-date due to a lower level of net charge-offs during the first six months of 2002. Noninterest income increased $4.37 million or 15.14% for the first six months of 2002 when compared to the first six months of 2001. Noninterest expenses increased $10.41 million or 18.44% for the first six months of 2002 compared to the same period in 2001. United’s effective tax rate was 31.75% and 32.75% in 2002 and 2001, respectively.

NET INTEREST INCOME

Net interest income is the difference between interest income generated by interest-earning assets and interest paid on interest-bearing liabilities. For purposes of this discussion, net interest income is presented on a tax-equivalent basis, that is, interest income on certain federal and state nontaxable loans and investment securities has been restated as if such interest were taxed at the statutory Federal and State of West Virginia corporate tax rates of 35% and 9%, respectively.

Tax-equivalent net interest income increased $5.07 million or 10.32% and $11.43 million or 11.88% for the second quarter and first six months of 2002, respectively, when compared to the same periods of 2001. United’s tax-equivalent net interest margin was 4.22% and 4.19% for the second quarter and first half of 2002, respectively, compared to 4.18% and 4.14% for the same time periods in 2001, respectively. The margin increases from last year’s results were primarily attributable to a $439 million and $497 million increase in average earning assets for the quarter and year-to-date, respectively, resulting mainly from the Century Bancshares acquisition that was consummated in December of 2001. On a linked quarter basis, tax-equivalent net interest income increased $744 thousand while the net interest margin increased 6 basis points to 4.22% from the first quarter of 2002.

PROVISION FOR LOAN LOSSES

United’s credit quality continues to be sound. Nonperforming loans were $14.99 million at June 30, 2002 as compared to $17.59 million at December 31, 2001. At quarter end, nonperforming loans represented 0.42% of loans, net of unearned income. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During the first half of 2002, nonaccrual loans decreased $684 thousand while loans past due 90 days or more decreased $1.92 million. Total nonperforming assets of $29.10 million, including nonperforming securities of $10.0 million and OREO of $4.12 million at June 30, 2002, represented 0.52% of total assets at the end of the second quarter. For a summary of nonperforming assets, see Note 5 to the unaudited consolidated financial statements.

At June 30, 2002, impaired loans were $11.42 million, a decrease of $1.17 million or 9.29% from the $12.59 million in impaired loans at December 31, 2001. For further details, see Note 4 to the unaudited consolidated financial statements.

United evaluates the adequacy of the allowance for loan losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United’s process for evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. This process determines the appropriate level of the allowance for loan losses, allocation among loan types, and the resulting provision for loan losses.

At June 30, 2002 and December 31, 2001, the allowance for loan losses was 1.33% and 1.35% of period-end loans, net of unearned income, respectively. At June 30, 2002 and December 31, 2001, the ratio of the allowance for loan losses to nonperforming loans was 318.6% and 269.5%, respectively.

For the quarters ended June 30, 2002 and 2001, the provision for loan losses was $1.68 million and $2.14 million, respectively, while the provision for the first six months was $3.90 million for 2002 as compared to $4.64 million for 2001. Net charge-offs were $1.82 million for the second quarter of 2002 as compared to net charge-offs of $2.14 million for the previous year quarter which represented 0.05% and 0.06% of average loans for the respective quarters. Net charge-offs for the first half of 2002 were $3.56 million as compared to $3.98 million for the first half of 2001. Note 4 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. Specific loss allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factor to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

United’s formal company-wide process at June 30, 2002 produced increased allocations within all of the four loan categories. The components of the allowance allocated to commercial loans increased $949 thousand, as a result of adjustments primarily made to account for the Century acquisition, economic conditions, and specific allocations of large loans. The consumer loan pool allocation increased $1.2 million as a result of changes in historical and qualitative loss factors as well as the Century acquisition. The real estate construction loan pool allocation increased $541 thousand primarily as a result of adjustments made for the Century acquisition. The components of the allowance allocated to real estate loans increased $171 thousand as a result of changes in qualitative loss factors.

Management believes that the allowance for loan losses of $47.75 million at June 30, 2002 is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income, excluding security transactions, increased $1.95 million or 12.46% and $4.38 million or 14.90% for the second quarter and first half of 2002, respectively, when compared to the second quarter and first half of 2001. These results were achieved primarily due to a combination of increased revenues from the mortgage banking and deposit services areas.

Income from mortgage banking activities increased $679 thousand or 10.50% for the second quarter of 2002 as compared to the second quarter of 2001. On a year-to-date basis, mortgage banking income increased $1.90 million or 16.28% over last year’s results. Mortgage loan origination activity increased 12.78% or $124.80 million for the first six months of 2002 as compared to the same period in 2001 due to increased mortgage refinancings as a result of declining interest rates. More originations resulted in increased loan sales in the secondary market of 20.68% or $203.20 million during the first half of 2002 in comparison to the same time period in 2001. Income from deposit services increased $1.19 million or 17.84% for the second quarter of 2002 when compared to the second quarter of 2001 while increasing $2.32 million or 18.35% for the first half of 2002 when compared to the first half of 2001.

Total noninterest income, including security transactions, increased $2.37 million or 15.94% and $4.37 million or 15.14% for the second quarter and first half of 2002, respectively, when compared to the second quarter and first half of 2001. Included in the security transactions’ totals for 2002 and 2001 are recognized impairment charges of $779 thousand and $1.17 million, respectively, related to an other-than-temporary decline in the fair value of retained interests in securitized assets as of June 30, 2002 and 2001. This decline was a result of an increase in the level of default and prepayment activity during the time periods and the corresponding increase in the default and prepayment assumptions utilized in the valuation of those securities.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $5.38 million or 18.25% and $10.41 million or 18.44% for the quarter and six months ended June 30, 2002, as compared to the same periods in 2001.

Total salaries and benefits increased by 24.03% or $3.71 million and 22.86% or $6.84 million for the second quarter and first six months of 2002 when compared to the same periods of 2001 mainly due to increased employee salaries and benefits from the Century Bancshares acquisition. On a linked quarter basis, total salaries and benefits increased by 8.77% or $1.54 million from the first quarter of 2002. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels.

Net occupancy expense for the second quarter and first half of 2002 increased $738 thousand or 27.51% and $719 thousand or 13.46%, respectively, when compared to the second quarter and first six months of 2001. The higher net occupancy expense for 2002 was due mainly to increases in both real property taxes on owned premises and rental expense on leased offices from the Century Bancshares acquisition.

Other expenses increased $926 thousand or 8.18% and $2.85 million or 13.45% for the second quarter and first six months of 2002 as compared to the same periods of 2001. The increase in other expenses during 2002 was due to a higher level of general operating expenses from the acquisition of Century Bancshares. In addition, the lower expense for the first half of 2001 was due to a divestiture of a branch office and the sale of other bank premises during the first quarter of last year for a total gain of $1.24 million.

INCOME TAXES

For the second quarter and first half of 2002, United’s effective tax rate was 31.00% and 31.75%, respectively, as compared to 33.00% and 32.75% for the same time periods in 2001. The decrease was primarily the result of nontaxable distributions from restructuring and reorganizational initiatives.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of United’s Asset/Liability Management function is to maintain consistent growth in net interest income within United’s policy guidelines. This objective is accomplished through the management of balance sheet liquidity and interest rate risk exposures due to changes in economic condition, interest rate levels and customer preferences.

INTEREST RATE RISK

Management considers interest rate risk to be United’s most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income of United as a result of changes in interest rates. Consistency in United’s earnings is largely dependent on the effective management of interest rate risk.

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

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time-frame. The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the “GAP.” United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

As shown in the interest rate sensitivity gap table in this section, United was liability-sensitive (more liabilities repricing than assets) in the one year horizon. This indicates that rising market interest rates would reduce United’s earnings and declining market interest rates would increase earnings. United, however, has not experienced the kind of earnings volatility indicated from the cumulative gap. This is because a significant portion of United’s retail deposit base does not reprice on a contractual basis. Management has estimated, based upon historical analyses, that United’s savings deposits are less sensitive to interest rate changes than are other forms of deposits. The GAP table presented herein has been adapted to show the estimated differences in interest rate sensitivity which result when the retail deposit base is assumed to reprice in a manner consistent with historical trends. (See “Management Adjustments” in the GAP table). Using these estimates, United was asset-sensitive in the one year horizon in the amount of $206 million or 3.89% of the cumulative gap to related earning assets. At December 31, 2001, United was liability-sensitive in the one-year horizon in the amount of $124 million or (2.33%) of the cumulative gap to related earning assets.

During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained subordinated interests that represent United’s right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the underlying financial assets. At the date of securitization, key economic assumptions used in measuring the fair value of the retained interests were as follows: a weighted-average life of 5.3 years, expected cumulative credit losses of 15%, and discount rates of 8% to 18%.

Key economic assumptions used in measuring the fair value of the retained interests at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001
Weighted average life (in years)	3.5	3.6
Prepayment speed assumption (annual rate)	17.13%—23.35%	17.13%—35.99%
Cumulative default rate (annual rate)	17.55%	16.00%
Residual cash flows discount rate (annual rate)	5.18%—14.07%	5.57%—14.52%

At June 30, 2002 and December 31, 2001, the retained interests approximated $43 million and $49 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	June 30, 2002	December 31, 2001
Total principal amount of loans	$86,628	$109,105
Principal amount of loans 60 days or more past due	1,721	2,479
Year to date average balances	97,071	131,066
Year to date net credit losses	3,015	6,549

To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United’s Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.

The following table shows United’s estimated earnings sensitivity profile after management’s adjustments as of June 30, 2002 and December 31, 2001:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2002	December 31, 2001
+200	0.69%	-1.61%
-200	-4.31%	0.24%

At June 30, 2002, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it was estimated net interest income for United would increase by 0.69% over one year as compared to a decrease of 1.61% at December 31, 2001. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.31% over one year at June 30, 2002 as compared to an increase of 0.24% at December 31, 2001. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

The following table shows the interest rate sensitivity GAP as of June 30, 2002:

Interest Rate Sensitivity Gap

	Days			Total One Year	1-5 Years	Over 5 Years	Total
	0-90	91-180	181-365
ASSETS
Interest-Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$8,216			$8,216			$8,216
Investment and Marketable Equity Securities
Taxable	90,229	$16,035	$25,949	132,213	$343,700	$784,583	1,260,496
Tax-exempt			1,994	1,994	15,730	133,892	151,616
Loans, net of unearned income	1,638,135	100,805	180,662	1,919,602	1,111,986	842,947	3,874,535

Total Interest-Earning Assets	$1,736,580	$116,840	$208,605	$2,062,025	$1,471,416	$1,761,422	$5,294,863

LIABILITIES
Interest-Bearing Funds:
Savings and NOW accounts	$1,401,753			$1,401,753			$1,401,753
Time deposits of $100,000 & over	95,816	$50,209	$141,761	287,786	$179,239	$2,030	469,055
Other time deposits	294,625	203,498	298,219	796,342	457,752	3,180	1,257,274
Federal funds purchased, repurchase agreements and other short-term borrowings	401,428		41,500	442,928	83,340		526,268
FHLB advances and other long-term borrowings	290	701	208	1,199	136,213	552,102	689,514

Total Interest-Bearing Funds	$2,193,912	$254,408	$481,688	$2,930,008	$856,544	$557,312	$4,343,864

Interest Sensitivity Gap	($457,332)	($137,568)	($273,083)	($867,983)	$614,872	$1,204,110	$950,999

Cumulative Gap	($457,332)	($594,900)	($867,983)	($867,983)	($253,111)	$950,999	$950,999

Cumulative Gap as a Percentage of Total Earning Assets	(8.64%)	(11.24%)	(16.39%)	(16.39%)	(4.78%)	17.96%	17.96%

Management Adjustments	$1,342,474	($89,543)	($178,952)	$1,073,979	($1,073,979)		$0

Off-Balance Sheet Activities

Cumulative Management Adjusted Gap and Off-Balance Sheet Activities	$885,142	$658,031	$205,996	$205,996	($253,111)	$950,999	$950,999

Cumulative Management Adjusted Gap and Off-Balance Sheet Activities as a Percentage of Total Earning Assets	16.72%	12.43%	3.89%	3.89%	(4.78%)	17.96%	17.96%

LIQUIDITY

United maintains, in the opinion of management, liquidity which is sufficient to satisfy its depositors’ requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds, which are obtained as the result of a competitive bidding process.

Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers. Other than cash and due from banks, the available for sale securities portfolio, loans held for sale and maturing loans and investments are the primary sources of liquidity.

The goal of liquidity management is to ensure the ability to access funding which enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United’s cash needs. Liquidity is managed by monitoring funds availability from a number of primary sources. Funding is available from cash and cash equivalents, unused short-term borrowing and a geographically dispersed network of subsidiary banks providing access to a diversified and substantial retail deposit market.

Short-term needs can be met through a wide array of sources such as correspondent and downstream correspondent federal funds and utilization of Federal Home Loan Bank advances.

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, and borrowings that are secured by bank premises or stock of United’s subsidiaries. In the normal course of business, United through ALCO evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.

For the six months ended June 30, 2002, United generated $132.90 million of cash from operations, which is indicative of solid earnings performance. In addition, cash from operations for the first half of 2002 included $92.67 million of excess sales of mortgage loans in the secondary market over originations. During the same period, net cash of $68.86 million was used in investing activities which was primarily due to portfolio loan growth of $93.05 million and $26.50 million of excess purchases of investment securities over net proceeds from calls and maturities of securities. During the first six months of 2002, net cash of $61.61 million was used in financing activities, primarily due to repayment of approximately $55.39 million in FHLB borrowings and payments of $19.76 million and $18.00 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $2.43 million for the first six months of 2002.

United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available.

The Asset and Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. In addition, variable rate loans are a priority. These policies help to protect net interest income against fluctuations in interest rates. No changes are anticipated in the policies of United’s Asset and Liability Committee.

CAPITAL RESOURCES

Total shareholders’ equity increased $26.65 million to $533.18 million from $506.53 million at December 31, 2001. Since year end, United has experienced an increase of $6.95 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. As previously discussed, during the second quarter of 2002, United continued to evaluate the purchase price allocation for the Century acquisition. As a result, non-amortizable goodwill and shareholders’ equity increased by approximately $10.28 million. During the first half of 2002, 375,700 shares were repurchased to complete a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. On February 28, 2002, United announced a new plan to repurchase up to 1.72 million shares of its common stock, of which 236,300 shares were repurchased during the quarter. United’s equity to assets ratio was 9.48% at June 30, 2002, as compared to 8.99% at December 31, 2001. The primary capital ratio, capital and reserves to total assets and reserves, was 10.24% at June 30, 2002, as compared to 9.75% at December 31, 2001.

During the second quarter of 2002, United’s Board of Directors declared a cash dividend of 23¢ per share. Cash dividends of $0.46 per common share for the first half of 2002 represent an increase of 2% over the $0.45 paid for first half of 2001. Total cash dividends declared were approximately $9.80 million for the second quarter of 2002 and $19.67 million for the first six months of 2002, an increase of 2.84% and 5.16% over the comparable periods of 2001.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United’s average equity to average asset ratio was 9.47% at June 30, 2002 and 9.09% at June 30, 2001. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.38% at June 30, 2002 and 11.37% at December 31, 2001, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.03% and 7.84%, respectively, at June 30, 2002, are also well above regulatory minimum requirements.

PART II

OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on Monday, May 20, 2002.

(b)
Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

(c)
One proposal was voted upon at the annual meeting, the election of eighteen (18) persons to serve as directors of United for a one-year term expiring at the 2003 Annual Meeting. The results of the voting were as follows:

	Votes For	Votes Withheld
Richard M. Adams	35,810,802	310,772
Robert G. Astorg	35,770,892	350,682
Thomas J. Blair, III	35,813,296	308,278
Joseph S. Bracewell	35,832,429	289,145
Harry L. Buch	35,792,370	329,204
W. Gaston Caperton, III	30,883,895	5,237,679
H. Smoot Fahlgren	35,787,122	334,452
Theodore J. Georgelas	30,916,532	5,205,042
F. T. Graff, Jr.	35,711,611	409,963
Alan E. Groover	30,994,596	5,176,978
Russell L. Isaacs	35,712,299	409,275
John M. McMahon	30,999,928	5,121,646
G. Ogden Nutting	35,864,367	257,207
William C. Pitt, III	30,793,868	5,327,706
I. N. Smith, Jr.	35,769,759	351,815
Warren A. Thornhill, III	35,818,156	303,418
P. Clinton Winter, Jr.	35,792,485	329,089
James W. Word, Jr.	35,788,867	332,707