Form 10-Q
period 2002-09-30
UNITED BANKSHARES INC/WV
filed 2002-11-13
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class- Common Stock, $2.50 Par Value; 42,174,250 shares outstanding as of October 31, 2002.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) September 30, 2002 and December 31, 2001	5

	Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2002 and 2001	6

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2002	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2002 and 2001	8

	Notes to Consolidated Financial Statements	9

	Information required by Item 303 of Regulation S-K

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	Not Applicable

Item 2.	Changes in Securities	Not Applicable

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS—Continued

Page
Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

None

(b) Reports on Form 8-K

On October 21, 2002, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the third quarter and first nine months of 2002.

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2002 and December 31, 2001, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and nine months ended September 30, 2002 and 2001, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2002, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Cash and due from banks	$191,964	$156,058
Interest-bearing deposits with other banks	15,974	1,536

Total cash and cash equivalents	207,938	157,594
Securities available for sale at estimated fair value (amortized cost-$1,072,843 at September 30, 2002 and $1,133,715 at December 31, 2001)	1,099,589	1,147,280
Securities held to maturity (estimated fair value-$297,088 at September 30, 2002 and $280,865 at December 31, 2001)	272,819	281,436
Loans held for sale	519,786	368,625
Loans	3,575,203	3,505,385
Less: Unearned income	(2,923)	(3,051)

Loans net of unearned income	3,572,280	3,502,334
Less: Allowance for loan losses	(47,372)	(47,408)

Net loans	3,524,908	3,454,926
Bank premises and equipment	48,429	48,394
Goodwill	91,575	80,848
Accrued interest receivable	28,864	32,012
Other assets	54,665	60,660

TOTAL ASSETS	$5,848,573	$5,631,775

LIABILITIES
Domestic deposits:
Noninterest-bearing	$787,669	$653,785
Interest-bearing	3,194,596	3,134,008

Total deposits	3,982,265	3,787,793
Borrowings:
Federal funds purchased	81,320	43,831
Securities sold under agreements to repurchase	503,389	477,796
Federal Home Loan Bank borrowings	680,191	736,455
Mandatorily redeemable capital securities of subsidiary trust	8,865	8,800
Other borrowings	5,060	5,501
Accrued expenses and other liabilities	49,710	65,070

TOTAL LIABILITIES	5,310,800	5,125,246
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at September 30, 2002 and December 31, 2001, including 1,104,058 and 455,258 shares in treasury at September 30, 2002 and December 31, 2001, respectively	108,454	108,454
Surplus	89,977	84,122
Retained earnings	357,095	320,577
Accumulated other comprehensive income	13,366	4,351
Treasury stock, at cost	(31,119)	(10,975)

TOTAL SHAREHOLDERS’ EQUITY	537,773	506,529

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,848,573	$5,631,775

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Interest income
Interest and fees on loans	$65,278	$66,862	$192,958	$207,170
Interest on federal funds sold and other short-term investments	61	140	506	634
Interest and dividends on securities:
Taxable	18,742	20,617	55,718	57,849
Tax-exempt	2,332	2,677	7,207	8,336

Total interest income	86,413	90,296	256,389	273,989
Interest expense
Interest on deposits	19,185	28,943	61,260	93,057
Interest on short-term borrowings	2,732	3,630	7,497	10,977
Interest on long-term borrowings	10,760	11,148	31,832	32,931

Total interest expense	32,677	43,721	100,589	136,965

Net interest income	53,736	46,575	155,800	137,024
Provision for loan losses	1,823	4,145	5,725	8,787

Net interest income after provision for loan losses	51,913	42,430	150,075	128,237
Other income
Income from mortgage banking operations	11,203	7,343	24,801	19,037
Service charges, commissions, and fees	8,299	6,764	23,287	19,428
Income from fiduciary activities	2,303	2,082	6,692	6,291
Security losses	(4,368)	(647)	(4,961)	(1,223)
Other income	1,292	214	2,117	1,064

Total other income	18,729	15,756	51,936	44,597
Other expense
Salaries and employee benefits	21,595	15,650	58,367	45,579
Net occupancy expense	3,252	2,565	9,312	7,906
Other expense	13,850	10,667	37,877	31,846

Total other expense	38,697	28,882	105,556	85,331

Income before income taxes	31,945	29,304	96,455	87,503
Income taxes	9,592	9,524	30,075	28,587

Net income	$22,353	$19,780	$66,380	$58,916

Earnings per common share:
Basic	$0.53	$0.48	$1.56	$1.42

Diluted	$0.52	$0.48	$1.53	$1.41

Dividends per common share	$0.24	$0.23	$0.70	$0.68

Average outstanding shares:
Basic	42,419,925	41,264,394	42,667,849	41,476,627
Diluted	43,103,509	41,623,037	43,348,668	41,760,428

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2002
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2002	43,381,769	$108,454	$84,122	$320,577	$4,351	($10,975)	$506,529
Comprehensive income:
Net income	—	—	—	66,380	—	—	66,380
Other comprehensive income, net of tax:
Unrealized gains on securities of $5,385 net of reclassification adjustment for losses included in net income of $3,225	—	—	—	—	8,610	—	8,610
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	405	—	405

Total comprehensive income							75,395
Purchase of treasury stock (942,000 shares)	—	—	—	—	—	(27,881)	(27,881)
Cash dividends ($0.70 per share)	—	—	—	(29,862)	—	—	(29,862)
Fair value of vested stock options exchanged in the acquisition of Century Bancshares, Inc.	—	—	10,283	—	—	—	10,283
Common stock options exercised (293,200 shares)	—	—	(4,428)	—	—	7,737	3,309

Balance at September 30, 2002	43,381,769	$108,454	$89,977	$357,095	$13,366	($31,119)	$537,773

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended September 30
	2002	2001
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(83,159)	$25,892

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	9,444	29,192
Purchases of investment securities	(7)	(1,000)
Proceeds from sales of securities available for sale	107,772	157,886
Proceeds from maturities and calls of securities available for sale	298,427	240,196
Purchases of securities available for sale	(351,474)	(627,478)
Net purchases of bank premises and equipment	(4,381)	(2,834)
Net cash paid in branch divestiture		(8,644)
Net change in loans	(76,646)	(30,723)

NET CASH USED IN INVESTING ACTIVITIES	(16,865)	(243,405)

FINANCING ACTIVITIES
Cash dividends paid	(29,561)	(27,486)
Acquisition of treasury stock	(27,881)	(19,002)
Proceeds from exercise of stock options	3,662	1,956
Repayment of Federal Home Loan Bank borrowings	(55,566)	(26,330)
Proceeds from Federal Home Loan Bank borrowings	225	25,096
Changes in:
Deposits	196,848	102,307
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	62,641	128,840

NET CASH PROVIDED BY FINANCING ACTIVITIES	150,368	185,381

Increase (decrease) in cash and cash equivalents	50,344	(32,132)
Cash and cash equivalents at beginning of year	157,594	144,810

Cash and cash equivalents at end of period	$207,938	$112,678

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.    GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2002 and 2001 and the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2001 has been extracted from the audited financial statements included in United’s 2001 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2001 Annual Report of United Bankshares, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.

2.    INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$28,754	$157	$5	$28,906
State and political subdivisions	64,384	3,311		67,695
Mortgage-backed securities	821,697	27,761	467	848,991
Marketable equity securities	7,951	1,081	901	8,131
Other	150,057	8,798	12,989	145,866

Total	$1,072,843	$41,108	$14,362	$1,099,589

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,082	$651	$288	$61,445
State and political subdivisions	62,188	341	1,075	61,454
Mortgage-backed securities	861,799	17,587	1,919	877,467
Marketable equity securities	8,254	906	1,306	7,854
Other	140,392	767	2,099	139,060

Total	$1,133,715	$20,252	$6,687	$1,147,280

The cumulative net unrealized gains on available for sale securities resulted in an increase of $17,386 and $8,817 in shareholders’ equity, net of deferred income taxes at September 30, 2002 and December 31, 2001, respectively.

The amortized cost and estimated fair value of securities available for sale at September 30, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an estimated fair value of $848,991 and $877,467 at September 30, 2002 and December 31, 2001, respectively, and an amortized cost of $821,697 and $861,799 at September 30, 2002 and December 31, 2001, respectively are shown below. Maturities of mortgage-backed securities are based upon an estimated average life.

	September 30, 2002		December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$143,460	$146,580	$22,995	$23,089
Due after one year through five years	627,227	638,989	32,635	33,372
Due after five years through ten years	65,912	70,466	122,749	124,049
Due after ten years	228,293	235,423	947,082	958,916
Marketable equity securities	7,951	8,131	8,254	7,854

Total	$1,072,843	$1,099,589	$1,133,715	$1,147,280

As permitted, upon adopting SFAS No. 133 on January 1, 2001, debt securities with an amortized cost of $71,293 and an estimated fair value of $71,668 were transferred into the available for sale category from the held to maturity category.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,757	$2,089		$26,846
State and political subdivisions	86,550	4,888	$986	90,452
Mortgage-backed securities	3,068	164		3,232
Other	158,444	27,334	9,220	176,558

Total	$272,819	$34,475	$10,206	$297,088

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,935	$285	$19	$30,201
State and political subdivisions	89,540	1,491	1,057	89,974
Mortgage-backed securities	4,278	132		4,410
Other	157,683	1,534	2,937	156,280

Total	$281,436	$3,442	$4,013	$280,865

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities with an amortized cost of $3,068 and $4,278 at September 30, 2002 and December 31, 2001, respectively, and an estimated fair value of $3,232 and $4,410 at September 30, 2002 and December 31, 2001, respectively are included in the table below based upon an estimated average life. There were no sales of held to maturity securities.

	September 30, 2002		December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in one year or less	$8,265	$8,371	$1,448	$1,477
Due after one year through five years	71,063	74,348	32,729	33,837
Due after five years through ten years	79,540	90,780	72,922	74,216
Due after ten years	113,951	123,589	174,337	171,335

Total	$272,819	$297,088	$281,436	$280,865

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law approximated $1,023,877 and $992,341 at September 30, 2002 and December 31, 2001, respectively.

3.    LOANS

Major classifications of loans are as follows:

	September 30, 2002	December 31, 2001
Commercial, financial and agricultural	$680,851	$662,070
Real estate:
Single-family residential	1,271,426	1,313,784
Commercial	981,135	891,118
Construction	171,033	195,063
Other	86,197	88,416
Installment	384,561	354,934

Total gross loans	$3,575,203	$3,505,385

The table above does not include loans held for sale of $519,786 and $368,625 at September 30, 2002 and December 31, 2001, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $152,180 and $107,305 at September 30, 2002 and December 31, 2001, respectively.

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

A progression of the allowance for loan losses for the periods presented is summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Balance at beginning of period	$47,746	$41,197	$47,408	$40,532
Provision charged to expense	1,823	4,145	5,725	8,787

	49,569	45,342	53,133	49,319
Loans charged-off	(2,410)	(3,105)	(7,000)	(8,267)
Less: Recoveries	213	316	1,239	1,501

Net Charge-offs	(2,197)	(2,789)	(5,761)	(6,766)

Balance at end of period	$47,372	$42,553	$47,372	$42,553

The average recorded investment in impaired loans during the quarter ended September 30, 2002 and for the year ended December 31, 2001 was approximately $10,800 and $12,654, respectively. United recognized interest income on the impaired loans of approximately $235 and $138 for the quarters ended September 30, 2002 and 2001, respectively, and $342 and $319 for the nine months ended September 30, 2002 and 2001, respectively.

At September 30, 2002, the recorded investment in loans that are considered to be impaired was $10,184 (of which $6,090 was on a nonaccrual basis). Included in this amount is $3,624 of impaired loans for which the related allowance for loan losses is $974 and $6,560 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest.

The amount of interest income that would have been recorded under the original terms for the above loans was $272 and $320 for the quarters ended September 30, 2002 and 2001, respectively, $514 and $669 for the nine months ended September 30, 2002 and 2001, respectively.

5.    RISK ELEMENTS

Nonperforming assets are summarized as follows:

	September 30, 2002	December 31, 2001
Nonaccrual loans	$6,090	$8,068
Loans past due 90 days or more and still accruing interest	6,835	9,522

Total nonperforming loans	12,925	17,590
Nonaccrual investment securities		10,000
Other real estate owned	4,368	2,763

Total nonperforming assets	$17,293	$30,353

6.	INTANGIBLE ASSETS

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives (such as core deposit intangibles) be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment at least annually. SFAS No. 142 requires that a transitional impairment test of goodwill and indefinite-lived intangible assets be performed within six months of adoption and any resulting impairment loss be reported as a change in accounting principle. Effective January 1, 2002, United adopted SFAS No. 142, and discontinued the amortization of certain intangibles. No transitional impairment loss was recorded. Total goodwill of $80,848 as of December 31, 2001 is comprised of goodwill recorded in United’s community banking segment. On December 7, 2001, United acquired 100% of the outstanding common stock of Century Bancshares, Inc., Washington, D.C. (Century). The results of operations of Century, which are not significant, have been included in the consolidated results of operations from the date of acquisition. During the second quarter of 2002, United continued to evaluate the purchase price allocation for the Century acquisition. As a result of this evaluation, non-amortizable goodwill and shareholders’ equity increased by approximately $10.28 million. There was no impact on net income, earnings per share or common shares outstanding. In accordance with the new disclosure requirements of SFAS No. 142, the following information is presented regarding intangible assets subject to amortization and those not subject to amortization.

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

The following table conforms prior period amounts, adjusted to exclude amortization expense recognized in those periods related to certain intangible assets that are no longer amortized, to the current year presentation:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reported net income	$22,353	$19,780	$66,380	$58,916
Add back: Amortization of intangibles		545		1,641

Adjusted net income	$22,353	$20,325	$66,380	$60,557

Basic earnings per share:
Reported net income	$0.53	$0.48	$1.56	$1.42
Amortization of intangibles		$0.01		$0.04

Adjusted net income	$0.53	$0.49	$1.56	$1.46

Diluted earnings per share:
Reported net income	$0.52	$0.48	$1.53	$1.41
Amortization of intangibles		$0.01		$0.04

Adjusted net income	$0.52	$0.49	$1.53	$1.45

United incurred amortization expense of $562 and $1,396 for the quarter and nine months ended September 30, 2002, respectively, related to intangible assets.

In October of 2002, FASB issued Statement No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions” to clarify the accounting for branch acquisitions. SFAS No. 147 specifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination and that goodwill that arises as a result of the acquisition be subject to the non-amortization provision of SFAS No. 142. United expects to adopt SFAS No. 147 in the fourth quarter of 2002. Upon adoption, goodwill previously reported as subject to amortization arising from a branch acquisition that constitutes a business will be presented on a restated basis whereby the amortization expense recorded during the nine months ended September 30, 2002 will be reversed. United has not yet completed the analysis required to determine which branch acquisitions, if any, meet the definition of a business. Amortization expense recorded during the nine months ended September 30, 2002 on goodwill subject to amortization was $226.

7.     BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At September 30, 2002, United had approximately $443,209 of additional available borrowings in the form of collateralized advances from the FHLB at prevailing interest rates.

At September 30, 2002, $680,191 of FHLB advances with a weighted average interest rate of 6.09% are scheduled to mature from one to twenty years. At September 30, 2002, the scheduled maturities of FHLB advances are as follows:

Year	Amount
2002	$355
2003	734
2004	13,742
2005	90,000
2006 and thereafter	575,360

Total	$680,191

United, through the parent company, has available funds of $50,000 to provide for general liquidity needs under a one year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At September 30, 2002, United had no outstanding balance under the line of credit.

United, through its subsidiary banks, also has various unused lines of credit available from certain correspondent banks in the aggregate amount of $204,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,250,097 and $937,455 of loan commitments outstanding as of September 30, 2002 and December 31, 2001, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. United has issued commercial and standby letters of credit of $103,176 and $103,446 as of September 30, 2002 and December 31, 2001, respectively.

In accordance with current interpretations of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. At September 30, 2002, United had commitments to originate $361,798 of mortgage loans to sell in the secondary market.

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

	Mortgage Banking	Community Banking	General Corporate and Other*	Consolidated
	(In thousands)
Three months ended September 30, 2002
Net interest income	$3,026	$50,180	$530	$53,736
Provision for loan losses	—	1,823	—	1,823
Net interest income after provision for loan losses	3,026	48,357	530	51,913
Noninterest income	11,203	7,487	39	18,729
Noninterest expense	10,601	28,591	(495)	38,697
Income before income taxes	3,628	27,253	1,064	31,945
Income tax expense	1,012	8,266	314	9,592
Net income	2,616	18,987	750	22,353
Average total assets	351,909	5,327,505	(50,426)	5,628,988

Three months ended September 30, 2001
Net interest income	$2,043	$44,252	$280	$46,575
Provision for loan losses	—	4,145	—	4,145
Net interest income after provision for loan losses	2,043	40,107	280	42,430
Non-interest income	7,343	8,455	(42)	15,756
Non-interest expense	5,625	22,863	394	28,882
Income (loss) before income taxes	3,761	25,699	(156)	29,304
Income tax expense	950	8,625	(51)	9,524
Net income (loss)	2,811	17,074	(105)	19,780
Average total assets	196,812	4,786,914	78,407	5,062,133

*	General corporate and other includes intercompany eliminations

	Mortgage Banking	Community Banking	General Corporate and Other*	Consolidated
	(In thousands)
Nine months ended September 30, 2002
Net interest income	$7,624	$146,365	$1,811	$155,800
Provision for loan losses	—	5,725	—	5,725
Net interest income after provision for loan losses	7,624	140,640	1,811	150,075
Noninterest income	24,801	27,224	(89)	51,936
Noninterest expense	23,214	82,691	(349)	105,556
Income before income taxes	9,211	85,173	2,071	96,455
Income tax expense	2,483	26,927	665	30,075
Net income	6,728	58,246	1,406	66,380
Average total assets	254,137	5,382,687	(105,176)	5,531,648

Nine months ended September 30, 2001
Net interest income	$5,470	$130,946	$608	$137,024
Provision for loan losses	—	8,787	—	8,787
Net interest income after provision for loan losses	5,470	122,159	608	128,237
Non-interest income	19,037	25,513	47	44,597
Non-interest expense	15,804	68,133	1,394	85,331
Income (loss) before income taxes	8,703	79,539	(739)	87,503
Income tax expense	2,245	26,582	(240)	28,587
Net income (loss)	6,458	52,957	(499)	58,916
Average total assets	192,782	4,743,411	22,651	4,958,844

*	General corporate and other includes intercompany eliminations

11.    COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net Income	$22,353	$19,780	$66,380	$58,916
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	(1,180)	12,385	5,385	16,863
Less: Reclassification adjustment for losses included in net income	2,839	421	3,225	795
Amortization on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	83	66	405	310

Total Comprehensive Income	$24,095	$32,652	$75,395	$76,884

12.    EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Dollars in thousands, except per share)
Basic
Net Income	$22,353	$19,780	$66,380	$58,916

Average common shares outstanding	42,419,925	41,264,394	42,667,849	41,476,627

Earnings per basic common share	$0.53	$0.48	$1.56	$1.42

Diluted
Net Income	$22,353	$19,780	$66,380	$58,916

Average common shares outstanding	42,419,925	41,264,394	42,667,849	41,476,627
Equivalents from stock options	683,584	358,643	680,819	283,801

Average diluted shares outstanding	43,103,509	41,623,037	43,348,668	41,760,428

Earnings per diluted common share	$0.52	$0.48	$1.53	$1.41

13.  EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended September 30, 2002 and September 30, 2001 with the interest rate earned or paid on such amount.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
	(Dollars in thousands)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$14,106	$61	1.72%	$17,259	$140	3.21%
Investment Securities:
Taxable	1,215,486	18,742	6.12%	1,246,383	20,617	6.56%
Tax-exempt(1)	190,470	3,346	6.97%	190,267	3,676	7.67%

Total Securities	1,405,956	22,088	6.23%	1,436,650	24,293	6.71%
Loans, net of unearned income(1)(2)	3,917,277	66,989	6.80%	3,372,893	68,783	8.12%
Allowance for loan losses	(47,578)			(41,242)

Net loans	3,869,699		6.89%	3,331,651		8.16%

Total earning assets	5,289,761	$89,138	6.71%	4,785,560	$93,216	7.76%

Other assets	339,227			276,573

TOTAL ASSETS	$5,628,988			$5,062,133

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,148,543	$19,185	2.42%	$2,911,041	$28,943	3.94%
Federal funds purchased, repurchase agreements and other short-term borrowings	536,403	2,732	2.02%	426,878	3,630	3.37%
FHLB advances and other long-term borrowings	689,650	10,760	6.19%	703,754	11,148	6.28%

Total Interest-Bearing Funds	4,374,596	32,677	2.96%	4,041,673	43,721	4.29%

Demand deposits	606,176			494,209
Accrued expenses and other liabilities	106,528			72,873

TOTAL LIABILITIES	5,087,300			4,608,755
SHAREHOLDERS’ EQUITY	541,688			453,378

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$5,628,988			$5,062,133

NET INTEREST INCOME		$56,461			$49,495

INTEREST SPREAD			3.75%			3.47%
NET INTEREST MARGIN			4.26%			4.14%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

The following table shows the daily average balance of major categories of assets and liabilities for each of the nine month periods ended September 30, 2002 and September 30, 2001 with the interest rate earned or paid on such amount.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
	(Dollars in thousands)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$40,566	$506	1.67%	$18,059	$634	4.69%
Investment Securities:
Taxable	1,228,711	55,718	6.06%	1,149,455	57,849	6.73%
Tax-exempt(1)	192,035	10,314	7.18%	193,785	11,428	7.88%

Total Securities	1,420,746	66,032	6.21%	1,343,240	69,277	6.90%
Loans, net of unearned income(1)(2)	3,777,514	198,157	7.01%	3,371,677	212,763	8.43%
Allowance for loan losses	(47,699)			(41,106)

Net loans	3,729,815		7.10%	3,330,571		8.53%

Total earning assets	5,191,127	$264,695	6.82%	4,691,870	$282,674	8.06%

Other assets	340,521			266,974

TOTAL ASSETS	$5,531,648			$4,958,844

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,143,915	$61,260	2.61%	$2,892,888	$93,057	4.30%
Federal funds purchased, repurchase agreements and other short-term borrowings	495,262	7,497	2.02%	369,637	10,977	3.97%
FHLB advances and other long-term borrowings	690,044	31,832	6.17%	695,622	32,931	6.33%

Total Interest-Bearing Funds	4,329,221	100,589	3.11%	3,958,147	136,965	4.63%

Demand deposits	591,476			484,716
Accrued expenses and other liabilities	84,268			67,636

TOTAL LIABILITIES	5,004,965			4,510,499
SHAREHOLDERS’ EQUITY	526,683			448,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,531,648			$4,958,844

NET INTEREST INCOME		$164,106			$145,709

INTEREST SPREAD			3.71%			3.43%
NET INTEREST MARGIN			4.22%			4.14%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

Total assets were $5.85 billion at September 30, 2002, which was a 3.85% increase from year end. In terms of asset composition since year end 2001, the September 30, 2002 balance sheet reflects a $50.34 million increase in cash and cash equivalents. During the first nine months of 2002, net cash of $150.37 million was provided by financing activities which more than offset $83.16 million and $16.87 million used in operating and investing activities, respectively.

Total investment securities have decreased $56.31 million since year end. Securities available for sale decreased $47.69 million or 4.16%. This change reflects $406.20 million in sales, maturities and calls of securities, $351.47 million in purchases and an increase of $13.18 million in market value. Securities held to maturity decreased $8.62 million or 3.06%. This decrease is due largely to maturities and calls of securities within the portfolio during the first nine months of 2002. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 2 to the unaudited consolidated financial statements.

Loans held for sale increased $151.16 million or 41.01% as loan originations exceeded sales in the secondary market during the first nine months of 2002. Portfolio loans, net of unearned income grew $69.95 million or 2.00%. The increase in portfolio loans was primarily attributable to increases in commercial and commercial real estate loans of $108.80 million which more than offset a decrease of $42.36 million in single-family residential loans. For a summary of major classifications of loans, see Note 3 to the unaudited consolidated financial statements.

Total deposits have grown $194.47 million or 5.13% since year end. In terms of composition, noninterest-bearing deposits increased $133.88 million or 20.48% while interest-bearing deposits grew $60.59 million or 1.93 % from December 31, 2001.

Overall, United’s total borrowed funds increased $6.44 million, which was relatively flat from year end. FHLB borrowings decreased $56.26 million or 7.64% while short-term borrowings increased $62.64 million or 11.88%. For a further discussion of borrowings, see Note 7 to the unaudited consolidated financial statements. Accrued expenses and other liabilities decreased $15.36 million or 23.61% since year end 2001.

Shareholders’ equity increased $31.24 million or 6.17% as compared to December 31, 2001 as United continued to balance capital adequacy and returns to shareholders. Total stockholders’ equity amounted to $537.77 million or 9.19% of total assets at September 30, 2002, compared to equity of $506.53 million or 8.99% of total assets at December 31, 2001.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the nine months of 2002 was $66.38 million or $1.53 per diluted share compared to $58.92 million or $1.41 per share for the first nine months of 2001. This represents a 12.67% increase in net income and an 8.51% increase in earnings per share. Net income for the third quarter of 2002 was $22.35 million, an increase of 13.01% from the $19.78 million reported for the prior year quarter. Third quarter 2002 earnings were $0.52 per diluted share, an increase of 8.33% from the $0.48 per share reported for the third quarter of 2001. United’s return on average assets was 1.58% for the third quarter of 2002, up from 1.55% in the third quarter of 2001. Return on average equity was 16.37% for the third quarter of 2002 compared to 17.31% for last year’s third quarter. For the nine months ended September 30, 2002, United achieved an annualized return on average assets of 1.60% and an annualized return on average equity of 16.85% compared with 1.59% and 17.57%, respectively, for the same time periods in 2001.

The net interest margin was 4.22% for the first nine months of 2002 compared to 4.14% for the first nine months of 2001. Tax-equivalent net interest income increased $18.40 million or 12.63% for the first nine months of 2002 as compared to the same period for 2001. The provision for loan losses decreased $3.06 million below the previous year-to-date provision due principally to a lower level of nonperforming loans. Noninterest income increased $7.34 million or 16.46% for the first nine months of 2002 when compared to the first nine months of 2001. Noninterest expenses increased $20.23 million or 23.70% for the first nine months of 2002 compared to the same period in 2001. United’s effective tax rate was 31.18% and 32.67% in 2002 and 2001, respectively.

NET INTEREST INCOME

Net interest income is the difference between interest income generated by interest-earning assets and interest paid on interest-bearing liabilities. For purposes of this discussion, net interest income is presented on a tax-equivalent basis, that is, interest income on certain federal and state nontaxable loans and investment securities has been disclosed as if such interest were taxed at the statutory Federal and State of West Virginia corporate tax rates of 35% and 9%, respectively.

Tax-equivalent net interest income increased $6.97 million or 14.07% and $18.40 million or 12.63% for the third quarter and first nine months of 2002, respectively, when compared to the same periods of 2001. The net interest margin for the third quarter of 2002 was 4.26% which is 12 basis points higher than the previous year’s third quarter net interest margin of 4.14%. For the first nine months of 2002, the net interest margin was 4.22%, which is 8 basis points higher than the same period in 2001. The margin increases from last year’s results were primarily attributable to a decrease in funding costs and an increase in average earning assets due mainly to the Century Bancshares acquisition that was consummated in December of 2001. The cost of interest-bearing funds declined 133 and 152 basis points for the quarter and year-to-date, respectively, when compared to the same periods in 2001. On a linked quarter basis, tax-equivalent net interest income increased $2.27 million or 4.18% while the net interest margin increased 4 basis points from the second quarter of 2002. These increases were the result of a higher level of loans held for sale and the associated interest income earned until settlement, plus an 18 basis point decline in the cost of interest-bearing deposits. In addition, United received a $1.1 million dividend payment plus interest during the quarter on a $10 million trust preferred security previously classified as nonaccrual.

PROVISION FOR LOAN LOSSES

United’s credit quality continues to be sound. Nonperforming loans were $12.93 million at September 30, 2002 as compared to $17.59 million at December 31, 2001. At quarter end, nonperforming loans represented 0.36% of loans, net of unearned income. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During the first nine months of 2002, nonaccrual loans decreased $1.98 million or 24.52% while loans past due 90 days or more decreased $2.69 million or 28.22%. Total nonperforming assets of $17.29 million, including OREO of $4.37 million at September 30, 2002, represented 0.30% of total assets at the end of the third quarter. For a summary of nonperforming assets, see Note 5 to the unaudited consolidated financial statements.

At September 30, 2002, impaired loans were $10.18 million, a decrease of $2.41 million or 19.13% from the $12.59 million in impaired loans at December 31, 2001. For further details, see Note 4 to the unaudited consolidated financial statements.

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

At September 30, 2002 and December 31, 2001, the allowance for loan losses was 1.33% and 1.35% of period-end loans, net of unearned income, respectively. At September 30, 2002 and December 31, 2001, the ratio of the allowance for loan losses to nonperforming loans was 366.5% and 269.5%, respectively.

The provision for loan losses for the three months ended September 30, 2002 amounted to $1.82 million compared to $4.15 million for the same period in 2001. The provision for loan losses for the nine months ended September 30, 2002 was $5.73 million compared to $8.79 million for the prior year-to-date. Net charge-offs were $2.20 million for the third quarter of 2002 which was a decline from net charge-offs of $2.79 million for the prior year quarter. Net charge-offs for the first nine months of 2002 were $5.76 million, a decrease from net charge-offs of $6.77 million for the first nine months of 2001. Note 4 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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

United’s formal company-wide process at September 30, 2002 produced increased allocations within three of the four loan categories when compared to December 31, 2001. The components of the allowance allocated to commercial loans increased $1.8 million, as a result of adjustments primarily made to account for changes in loans acquired via the Century acquisition, economic conditions, and specific allocations of large loans. The consumer loan pool allocation increased $1.5 million as a result of changes in historical and qualitative loss factors. The real estate construction loan pool allocation increased $270 thousand also primarily due to changes in historical and qualitative loss factors. The components of the allowance allocated to real estate loans decreased $1.1 million as a result of decreased loan volume and changes in historical loss factors.

Management believes that the allowance for loan losses of $47.37 million at September 30, 2002 is adequate to provide for potential losses on existing loans based on information currently available.

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

OTHER INCOME

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income, excluding security transactions, increased $6.69 million or 40.81% and $11.08 million or 24.18% for the third quarter and first nine months of 2002, respectively, when compared to the third quarter and first nine months of 2001. These results were achieved primarily due to a combination of increased revenues from the mortgage banking and deposit services areas.

Income from mortgage banking operations increased $3.86 million or 52.57% for the third quarter of 2002 as compared to the third quarter of 2001. On a year-to-date basis, mortgage banking income increased $5.76 million or 30.28% over last year’s results. Mortgage loan origination activity increased 33.66% or $517.34 million for the first nine months of 2002 as compared to the same period in 2001 due to increased mortgage refinancings as a result of declining interest rates. More originations resulted in increased loan sales in the secondary market of 27.66% or $415.13 million during the first nine months of 2002 in comparison to the same time period in 2001. Income from deposit services increased $1.54 million or 22.69% for the third quarter of 2002 when compared to the third quarter of 2001 while increasing $3.86 million or 19.86% for the first nine months of 2002 when compared to the first nine months of 2001. On a linked-quarter basis, noninterest income, excluding security transactions, increased $5.54 million or 31.54% from the second quarter of 2002 primarily due to increased mortgage banking income of $4.06 million or 56.73%.

Including security transactions, noninterest income increased $2.97 million or 18.87% and $7.34 million or 16.46% for the third quarter and first nine months of 2002, respectively, when compared to the same time periods in 2001. Included in the security transactions’ totals for 2002 and 2001 are recognized impairment charges of $5.40 million and $1.17 million, respectively, related to other-than-temporary declines in the fair value of retained interests in securitized assets. An impairment charge of $4.62 million was recognized in the third quarter of 2002. The impairment charges were due to declines in the estimated fair value of the retained interests as a result of increases in the level of prepayment and default activity during the time periods.

OTHER EXPENSES

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $9.82 million or 33.98% and $20.23 million or 23.70% for the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001. On a linked-quarter basis, noninterest expense was up $3.87 million or 11.11% over the second quarter of 2002 due mainly to an increase in salaries and benefits expense.

Total salaries and benefits increased by 37.99% or $5.95 million and 28.06% or $12.79 million for the third quarter and first nine months of 2002 when compared to the same periods of 2001 mainly due to increased employee salaries and benefits from the Century Bancshares acquisition. On a linked quarter basis, total salaries and benefits increased by 12.72% or $2.44 million from the second quarter of 2002. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels.

Net occupancy expense for the third quarter and first nine months of 2002 increased $687 thousand or 26.78% and $1.41 million or 17.78%, respectively, when compared to the third quarter and first nine months of 2001. The higher net occupancy expense for 2002 was due mainly to increases in both real property taxes on owned premises and rental expense on leased offices from the Century Bancshares acquisition.

Other expenses increased $3.18 million or 29.84% and $6.03 million or 18.94% for the third quarter and first nine months of 2002 as compared to the same periods of 2001. The increase in other expenses during 2002 was due to a higher level of general operating expenses from the acquisition of Century Bancshares. In addition, United has an outstanding letter of credit securing a commercial development bond. All interest payments on the bond are current and the bonds do not mature until 2014. However, based on a current analysis completed in the third quarter of 2002 and an estimated appraised value of the underlying collateral updated in the third quarter of 2002, United’s potential exposure under the letter of credit is not fully supported. Therefore, during the third quarter of 2002, United recorded an expense of $1.0 million as a probable loss on the expected fulfillment of its obligation under the letter of credit. Other expenses for the first nine months of 2001 included a gain of $1.24 million from a divestiture of a branch office and the sale of other bank premises during the first quarter of last year.

INCOME TAXES

For the third quarter and first nine months of 2002, United’s effective tax rate was 30.03% and 31.18%, respectively, as compared to 32.50% and 32.67% for the same time periods in 2001. The decrease was primarily the result of nontaxable distributions from restructuring and reorganizational initiatives.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of United’s Asset/Liability Management function is to maintain consistent growth in net interest income within United’s policy guidelines. This objective is accomplished through the management of balance sheet liquidity and interest rate risk exposures due to changes in economic conditions, interest rate levels and customer preferences.

INTEREST RATE RISK

Management considers interest rate risk to be United’s most significant market risk. Interest rate risk is the exposure to adverse changes in United’s net interest income as a result of changes in interest rates. Consistency in United’s earnings is largely dependent on the effective management of interest rate risk.

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

United employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. One such technique utilizes an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The model also includes executive management projections for activity levels in product lines offered by United. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Rate scenarios could involve parallel or nonparallel shifts in the yield curve, depending on historical, current, and expected conditions, as well as the need to capture any material effects of explicit or embedded options. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management’s strategies.

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time-frame. The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the “GAP.” Earnings-simulation analysis captures not only the potential of these interest sensitive assets and liabilities to mature or reprice but also the probability that they will do so. Moreover, earnings-simulation analysis attends to the relative sensitivities of these balance sheet items and projects their behavior over an extended period of time. United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2002 and December 31, 2001:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2002	December 31, 2001
+200	7.02%	-1.61%
-200	-4.18%	0.24%

At September 30, 2002, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 7.02% over one year as compared to a decrease of 1.61% at December 31, 2001. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.18% over one year at September 30, 2002 as compared to an increase of 0.24% at December 31, 2001. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained subordinated interests that represent United’s right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. The value of the retained interests is subject to credit, prepayment, andinterest rate risks on the underlying financial assets. At the date of securitization, key economic assumptions used in measuring the fair value of the retained interests were as follows: a weighted-average life of 5.3 years, expected cumulative credit losses of 15%, and discount rates of 8% to 18%.

Key economic assumptions used in measuring the fair value of the retained interests at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001
Weighted average life (in years)	2.7	3.6
Prepayment speed assumption (annual rate)	15.19%-42.00%	17.13%-35.99%
Cumulative default rate (annual rate)	18.45%	16.00%
Residual cash flows discount rate (annual rate)	4.09%-13.74%	5.57%-14.52%

At September 30, 2002 and December 31, 2001, the retained interests approximated $38 million and $49 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	September 30, 2002	December 31, 2001
Total principal amount of loans	$78,087	$109,105
Principal amount of loans 60 days or more past due	1,381	2,479
Year to date average balances	92,301	131,066
Year to date net credit losses	4,266	6,549

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

For the nine months ended September 30, 2002, cash of $83.20 million was used in operations by United primarily as a result of $138.43 million of excess originations over sales of mortgage loans in the secondary market. During the same period, net cash of $16.87 million was used in investing activities which was primarily due to portfolio loan growth of $76.65 million which more than offset $64.16 million of excess net proceeds from calls and maturities of securities over purchases of investment securities. During the first nine months of 2002, financing activities, primarily due to an increase in deposits and short-term borrowings of $196.85 million and $62.64 million, respectively, provided net cash of $150.37 million. Uses of cash for financing activities included repayment of approximately $55.57 million in FHLB borrowings and payments of $29.56 million and $27.88 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $50.34 million for the first nine months of 2002.

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

CAPITAL RESOURCES

Total shareholders’ equity increased $31.24 million to $537.77 million from $506.53 million at December 31, 2001. Since year end, United has experienced an increase of $8.57 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. As previously discussed, during the second quarter of 2002, United continued to evaluate the purchase price allocation for the Century acquisition. As a result, non-amortizable goodwill and shareholders’ equity increased by approximately $10.28 million. During the first half of 2002, 375,700 shares were repurchased to complete a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. On February 28, 2002, United announced a new plan to repurchase up to 1.72 million shares of its common stock, of which 566,300 shares have been repurchased since its implementation. United’s equity to assets ratio was 9.19% at September 30, 2002, as compared to 8.99% at December 31, 2001. The primary capital ratio, capital and reserves to total assets and reserves, was 9.92% at September 30, 2002, as compared to 9.75% at December 31, 2001.

During the third quarter of 2002, United’s Board of Directors declared a cash dividend of $0.24 per share. Cash dividends of $0.70 per common share for the first three quarters of 2002 represent an increase of 3% over the $0.68 paid for first three quarters of 2001. Total cash dividends declared were approximately $10.19 million for the third quarter of 2002 and $29.86 million for the first nine months of 2002, an increase of 7.30% and 5.88% over the comparable periods of 2001.

United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United’s average equity to average asset ratio was 9.52% at September 30, 2002 and 9.04% at September 30, 2001. Based on regulatory requirements, United and its lead banking subsidiary, United Bank (WV) are categorized as “well capitalized” institutions. United Bank (VA) is considered “adequately capitalized.” United’s risk-based capital ratios of 11.18% at September 30, 2002 and 11.37% at December 31, 2001, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 9.88% and 7.70%, respectively, at September 30, 2002, are also well above regulatory minimum requirements.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date November 13, 2002	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date November 13, 2002	/s/ Steven E. Wilson
Steven E. Wilson, Executive Vice President , Treasurer, Secretary and Chief Financial Officer

CERTIFICATION

I, Richard M. Adams, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Bankshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 13, 2002	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Steven E. Wilson, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Bankshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 13, 2002	/s/ Steven E. Wilson
Steven E. Wilson Executive Vice President, Treasurer, Secretary and Chief Financial Officer