Form 10-K
period 2002-12-31
UNITED BANKSHARES INC/WV
filed 2003-03-26
CIK 729986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number: 0-13322

UNITED BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0641179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 United Center
500 Virginia Street, East
Charleston, West Virginia	25301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (304) 424-8704

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to 12(g) of the Act:

Common Stock, $2.50 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes  ☒    No  ☐

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock, that was held by non-affiliates on February 28, 2003 was approximately $979,391,932.

As of February 28, 2003, United Bankshares, Inc. had 41,841,037 shares of common stock outstanding with a par value of $2.50.

DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 2002 portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K.

2.  Definitive Proxy Statement dated April 8, 2003 for the 2003 Annual Shareholders’ Meeting to be held on May 19, 2003, portions of which are incorporated by reference in Part III of this Form 10-K.

Page 1 of 87 pages. Index to Exhibits is on page 31.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2002, nor the proxy statement for the annual United shareholders’ meeting had been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1. BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-five banking institutions. At December 31, 2002, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia and the other operating under the laws of Virginia. United also owns nonbank subsidiaries that engage in mortgage banking and other community banking services, such as asset management, investment banking, financial planning, and brokerage services.

Employees

As of December 31, 2002 United and its subsidiaries had approximately 1,460 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community and mortgage banking. As of December 31, 2002, United’s consolidated assets approximated $5.8 billion and total shareholders’ equity approximated $542 million.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, offers or expressions of interest as to potential opportunities; although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist.

Business of Banking Subsidiaries

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

The Banking Subsidiaries each maintain a trust department which acts as trustee under wills, trust and pension and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents, and in addition performs a variety of investment and security services. Trust services are available to customers of affiliate banks. United Bank (WV) provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

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

United Bank (WV) is a member of a network of automated teller machines known as the STAR ATM network while United Bank (VA) participates in the MOST network. Through STAR and MOST, the Banking Subsidiaries are participants in a network known as Cirrus, which provides banking on a nationwide basis.

United through its Banking Subsidiaries offers an Internet banking service, Smart Touch Online Banking, which allows customers to perform various transactions using a computer from any location, as long as they have access to the Internet and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks. Customers may also pay bills online. Customers can make payments to virtually any business or individual. Customers can set up recurring fixed payments, set up one-time future payments or setup a one-time immediate payment. Customers can also set up their own merchants, view and modify that merchant list, view pending transactions and view their bill payment history with approximately three (3) months of history.

United also offers an automated telephone banking system, Telebanc, that allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities

United’s loan portfolio, net of unearned income, increased $70.8 million to $3.57 billion in 2002. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and commercial real estate loans increased $36.2 million or 5.5% and $40.4 million or 4.5%, respectively. Consumer loans, net of unearned income, increased $19.2 million or 5.5% while residential real estate loans remained relatively flat.

As of December 31, 2002, approximately $317 million or 9.1% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds 90% of the real estate’s appraised value, unless the loan has other appropriate credit support. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below 90%.

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

Consumer Loans

Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. Personal loans, home equity loans, student loans and unsecured credit card receivables are also included as consumer loans. United monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors.

Underwriting Standards

United’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the respective Boards of Directors of each of its subsidiary banks. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United’s primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application. A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards. However, the loan officer may not exceed their respective lending authority without obtaining the prior, proper approval from a superior, a regional supervisor, or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Loan Origination and Processing

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans except those originated by George Mason Mortgage, LLC is centralized in the Charleston, West Virginia office. As of December 31, 2002, the balance of mortgage loans being serviced by United for others was insignificant.

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

GMMC primarily originates permanent residential mortgage loans in the northern Virginia market while United Bank (WV)’s originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts basis.

During 2002, United originated $3.1 billion of real estate loans for sale in the secondary market and sold $2.9 billion of loans designated as held for sale in the secondary market. Proceeds received from the sales of these loans during 2002 were $2.9 billion.

The principal sources of revenue from United’s mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans, if any; (iii) interest earned on mortgage loans during the period that they are held by United pending sale; and (iv) loan servicing fees.

Investment Activities

United’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize return over the long-term in a manner that is consistent with good banking practices and relative safety of principal. United currently does not engage in trading account activity. The Asset/Liability Committee of United is responsible for the coordination and evaluation of the investment portfolio.

Sources of funds for investment activities include “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase and FHLB borrowings. Repurchase agreements represent funds that are generally obtained as the result of a competitive bidding process.

United’s investment portfolio is comprised largely of mortgage-backed securities. Additionally United has a substantial amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an “A” rating.

United recognized net losses of $6.3 million and $518 thousand for the years of 2002 and 2001, respectively, from the available for sale portfolio. Included in the security transactions’ totals for 2002 and 2001 are recognized impairment charges of $7.0 million and $1.2 million, respectively, related to other-than-temporary declines in the fair value of retained interests in securitized assets. The impairment charges were due to declines in the estimated fair value of the retained interests as a result of increases in the level of prepayment and default activity during the time periods.

Competition

United faces a high degree of competition in all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Brooke, Hancock, Ohio, Marshall, Gilmer, Harrison, Lewis, Webster, Boone, Logan, Nicholas, Fayette and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; Montgomery County in Maryland and Arlington, Alexandria, Loudoun, Prince William and Fairfax Counties in Virginia, located adjacent to the Washington D.C. area, which is in close proximity to Jefferson and Berkeley Counties in West Virginia’s eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United’s West Virginia markets are the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United’s Virginia markets include the Washington, D.C. Metropolitan area. United considers the above counties and MSA’s to be the primary market area for the business of its banking subsidiaries.

With prior regulatory approval, West Virginia and Virginia banks are permitted unlimited branch banking throughout the state. In addition, interstate acquisitions of and by West Virginia and Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United’s market.

As of December 31, 2002, there were 47 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 60 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

West Virginia’s seasonally adjusted unemployment rate ended the year of 2002 at 5.5%, which was lower than the national rate of 5.7%, according to available information from the West Virginia Bureau of Employment Programs. The state of West Virginia has a more diversified economy than it had during the peak periods of coal production with services, retail trade and governmental fields providing 66% of the workforce in the state, according to West Virginia state records. The coal mining industry accounts for only 3% of the state’s labor force. This diversified economy has contributed to a positive trend in unemployment rates in recent years as the state’s overall unemployment rate has declined from 10.5% in 1991 to 5.5% in December 2002. West Virginia’s unemployment rate for all of 2002 averaged 6.1%, which was the third lowest average annual unemployment rate since the current statistical system began in 1976, according to available information from the West Virginia Bureau of Employment Programs.

United’s northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2002 was 3.6%. The 3.6% December 2002 unemployment rate was the lowest in nineteen months and was well below both the Virginia December 2001 jobless rate of 4.2% and the U.S. December 2002 unemployment level of 5.7%. The Northern Virginia metropolitan area’s unemployment rate was at 2.5%, second lowest among Virginia’s eight metropolitan areas, as of December 2002.

Regulation and Supervision

United, as a bank holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. As such, United is subject to the reporting requirements of and examination by the Board of Governors of the Federal Reserve System (“Board of Governors”).

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

On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002 (Act), a broad accounting, auditing, disclosure and corporate governance reform law. The legislation was passed in an effort to increase corporate responsibility by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws and to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Many issues of the Act are applicable to all companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act). The Act addresses a number of issues including new disclosure requirements applicable to companies and their Chief Executive Officers (CEOs) and Chief Financial Officers (CFOs), restricting certain executive officer and director transactions, imposing new obligations on corporate audit committees, establishing a new regulatory body to oversee public company auditors and redefining the relationship between auditors and their clients, imposing new rules of professional responsibility on attorneys and securities analysts, and enhancing a variety of criminal penalties and enforcement measures for securities-related offenses. In addition, the Act requires the Securities and Exchange Commission (SEC) to implement rules relating to many of the Act’s new requirements, the final scope of which remains to be determined. The National Association of Securities Dealers Automated Quotations System (NASDAQ) also has substantial corporate governance changes proposed to the SEC. United’s stock is listed on NASDAQ.

The Act contains two certification provisions, each requiring the CEOs and CFOs to certify to certain matters in periodic reports filed with the SEC. Upon enactment, Section 906 of the Act requires each periodic report filed under Section 13(a) or 15(d) of the Exchange Act that contains financial statements to be accompanied by a written statement of the CEO and CFO certifying that the periodic report fully complies with requirements of Section 13(a) or 15(d) of the Exchange Act, and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Effective August 29, 2002, Section 302(a) of the Act requires CEOs and CFOs to certify each quarterly and annual report filed with the SEC. The CEO and CFO must certify that they have reviewed the report, and that to their knowledge the report is true and complete in all material respects and the financial statements and other financial information are fairly presented. In addition, the certifications must also include representations on certain internal control-related matters.

On November 12, 1999 the Gramm-Leach-Bliley Act was signed into law. The Act modernizes the regulatory framework for financial services in the United States and allows banks, securities firms, and insurance companies to affiliate more directly than they have been permitted to do in the past. Under the Act, a bank holding company may become a “financial holding company” to offer a much broader range of financial products and services than had been previously possible under the traditional banking structure, provided that the bank holding company meets certain certification requirements of the Federal Reserve.

As a bank holding company doing business in West Virginia, United is also subject to regulation and examination by the West Virginia Board of Banking and Financial Institutions (the “West Virginia Banking Board”) and must submit annual reports to the department. Further, any acquisition application that United must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.

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

The deposits of United’s Banking Subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Accordingly, these banks are also subject to regulation by the FDIC.

Item 2. PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates eighty-five offices—fifty-two offices located throughout West Virginia, thirty offices throughout the Northern Virginia, Maryland and Washington, D.C. areas and three in Ohio. United owns all its West Virginia facilities except for two in the Wheeling area, three in the Charleston area, two in the Beckley area and one each in Parkersburg, Charles Town and Clarksburg, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, Bethesda and Vienna, Virginia which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville.

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 3.	LEGAL PROCEEDINGS

Litigation

Information relating to litigation on page 34 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

UNITED BANKSHARES, INC.

FORM 10-K, PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Stock

As of December 31, 2002, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 43,381,769 were issued, including 1,349,801 shares held as treasury shares. The outstanding shares are held by approximately 12,278 shareholders of record as of December 31, 2002. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

The Board of Directors believes that the availability of authorized but unissued common stock of United is of considerable value if opportunities should arise for the acquisition of other businesses through the issuance of United’s stock. Shareholders do not have preemptive rights, which allows United to issue additional authorized shares without first offering them to current shareholders.

United has only one class of stock and all voting rights are vested in the holders of United’s stock. On all matters subject to a vote of shareholders, the shareholders of United will be entitled to one vote for each share of common stock owned. Shareholders of United have cumulative voting rights with regard to election of directors. At the present time, no senior securities of United are outstanding, nor does the Board of Directors presently contemplate issuing senior securities.

There are no preemptive or conversion rights or, redemption or sinking fund provisions with respect to United’s stock. All of the issued and outstanding shares of United’s stock are fully paid and non-assessable.

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $0.95 per share in 2002, $0.91 per share in 2001 and $0.84 per share in 2000. Dividends are paid from funds legally available; therefore, the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See “Market and Stock Prices of United” for quarterly dividend information.

Payment of dividends by United is dependent upon payment of dividends to it by its Banking

Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note O—Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System (NASDAQ) under the trading symbol UBSI.

The high and low prices listed below are based upon information available to United’s management from NASDAQ listings. No attempt has been made by United’s management to ascertain the prices for every sale of its stock during the periods indicated. However, based on the information available, United’s management believes that the prices fairly represent the amounts at which United’s stock was traded during the periods reflected.

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2003	Dividends	High	Low
First Quarter through February 28, 2003	(1)	$30.51	$27.00

2002
Fourth Quarter	$0.25	$31.50	$26.09
Third Quarter	$0.24	$31.65	$24.88
Second Quarter	$0.23	$32.25	$27.18
First Quarter	$0.23	$29.97	$27.56

2001
Fourth Quarter	$0.23	$29.50	$26.25
Third Quarter	$0.23	$28.33	$23.20
Second Quarter	$0.23	$27.00	$21.55
First Quarter	$0.22	$23.25	$19.44

(1)	On February 24, 2003, United declared a dividend of $0.25 per share, payable April 1, 2003, to shareholders of record as of March 14, 2003.

UNITED BANKSHARES, INC.

FORM 10-K, PART II

Item 6.	SELECTED FINANCIAL DATA

Information relating to selected financial data on page 42 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 43 through 56 inclusive, of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk on pages 50 through 53 inclusive, of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL:

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2002, 2001 and 2000 with the interest and rate earned or paid on such amount.

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$34,523	$611	1.77%	$15,637	$674	4.31%	$17,362	$1,171	6.74%
Investment Securities:
Taxable	1,210,936	70,589	5.83%	1,187,212	77,390	6.52%	1,163,824	79,190	6.80%
Tax-exempt (1) (2)	190,802	13,579	7.12%	193,758	14,856	7.67%	198,943	14,282	7.18%

Total Securities	1,401,738	84,168	6.00%	1,380,970	92,246	6.68%	1,362,767	93,472	6.86%
Loans, net of unearned Income (1) (2) (3)	3,860,880	265,674	6.88%	3,421,881	279,330	8.16%	3,320,065	294,297	8.86%
Allowance for loan losses	(47,613)			(41,790)			(39,437)

Net loans	3,813,267		6.97%	3,380,091		8.26%	3,280,628		8.98%

Total earning assets	5,249,528	$350,453	6.68%	4,776,698	$372,250	7.79%	4,660,757	$388,940	8.34%

Other assets	341,739			264,498			275,848

TOTAL ASSETS	$5,591,267			$5,041,196			$4,936,605

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,154,540	$79,562	2.52%	$2,911,237	$117,605	4.04%	$2,775,938	$125,847	4.53%
Federal funds purchased, repurchase agreements & other short-term borrowings	523,397	10,266	1.96%	410,531	14,188	3.46%	370,679	19,898	5.37%
FHLB advances & other long-term borrowings	691,010	42,729	6.18%	696,346	43,714	6.28%	851,486	52,021	6.11%

Total Interest-Bearing Funds	4,368,947	132,557	3.03%	4,018,114	175,507	4.37%	3,998,103	197,766	4.95%

Noninterest-bearing deposits	605,544			495,681			473,205
Accrued expenses and other liabilities	85,212			70,568			55,992

TOTAL LIABILITIES	5,059,703			4,584,363			4,527,300
SHAREHOLDERS’ EQUITY	531,564			456,833			409,305

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,591,267			$5,041,196			$4,936,605

NET INTEREST INCOME		$217,896			$196,743			$191,174

INTEREST SPREAD			3.65%			3.42%			3.40%
NET INTEREST MARGIN			4.15%			4.12%			4.11%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

RATE/VOLUME ANALYSIS

The following table sets forth a summary for the periods indicated of the changes in interest earned and interest paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (change in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average volume times the change in average rate).

	2002 Compared to 2001				2001 Compared to 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$814	$(397)	$(480)	$(63)	$(116)	$(423)	$42	$(497)
Investment securities:
Taxable	1,546	(8,184)	(163)	(6,801)	1,591	(3,325)	(67)	(1,801)
Tax exempt (1), (2)	(227)	(1,066)	16	(1,277)	(372)	972	(25)	575
Loans (1),(2),(3)	35,798	(43,836)	(5,618)	(13,656)	8,923	(23,187)	(703)	(14,967)

TOTAL INTEREST INCOME	37,931	(53,483)	(6,245)	(21,797)	10,026	(25,963)	(753)	(16,690)

Interest expense:
Interest-bearing deposits	$9,829	$(44,180)	$(3,692)	$(38,043)	$6,134	$(13,708)	$(668)	$(8,242)
Federal funds purchased, repurchase agreements, and other short-term borrowings	3,901	(6,136)	(1,687)	(3,922)	2,139	(7,087)	(762)	(5,710)
FHLB advances & other long-term borrowings	(335)	(655)	5	(985)	(9,478)	1,432	(261)	(8,307)

TOTAL INTEREST EXPENSE	13,395	(50,971)	(5,374)	(42,950)	(1,205)	(19,363)	(1,691)	(22,259)

NET INTEREST INCOME	$24,536	$(2,512)	$(871)	$21,153	$11,231	$(6,600)	$938	$5,569

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 9%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

LOAN PORTFOLIO

TYPES OF LOANS

The following is a summary of loans outstanding at December 31:

	2002	2001	2000	1999	1998
			(In thousands)
Commercial, financial and agricultural	$698,315	$662,070	$564,887	$535,116	$508,601
Real estate mortgage	2,332,877	2,293,318	2,148,751	2,134,370	1,696,233
Real estate construction	170,847	195,063	164,505	144,634	141,026
Consumer	374,241	354,934	319,351	363,272	313,464
Less: Unearned interest	(3,119)	(3,051)	(5,000)	(7,296)	(6,933)

Total loans	3,573,161	3,502,334	3,192,494	3,170,096	2,652,391
Allowance for loan losses	(47,387)	(47,408)	(40,532)	(39,599)	(39,189)

TOTAL LOANS, NET	$3,525,774	$3,454,926	$3,151,962	$3,130,497	$2,613,202

Loans held for sale	$582,718	$368,625	$203,831	$117,825	$720,607

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2002	2001	2000	1999	1998
Commercial, financial and agricultural	19.54%	18.90%	17.69%	16.88%	19.18%
Real estate mortgage	65.29%	65.48%	67.31%	67.33%	63.95%
Real estate construction	4.78%	5.57%	5.15%	4.56%	5.32%
Consumer	10.39%	10.05%	9.85%	11.23%	11.55%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

REMAINING LOAN MATURITIES

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2002:

	Less Than One Year	One To Five Years	Greater Than Five Years	Total
		(In thousands)
Commercial, financial and agricultural	$355,169	$199,296	$143,850	$698,315
Real estate construction	170,847			170,847

Total	$526,016	$199,296	$143,850	$869,162

UNITED BANKSHARES, INC. AND SUBSIDIARIES

At December 31, 2002, commercial, financial and agricultural loans maturing within one to five years and in more than five years are interest sensitive as follows:

	One to Five Years	Over Five Years
	(In thousands)
Outstanding with fixed interest rates	$76,653	$52,880
Outstanding with adjustable rates	122,643	90,970

	$199,296	$143,850

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

	December
	2002	2001	2000	1999	1998
	(In thousands)
Nonaccrual loans	$6,890	$8,068	$8,131	$12,327	$9,139
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	8,461	9,522	4,717	8,415	9,528

Total Nonperforming Loans	15,351	17,590	12,848	20,742	18,667
Nonaccrual investment securities		10,000
Other real estate owned	4,267	2,763	2,109	3,764	3,850

TOTAL NONPERFORMING ASSETS	$19,618	$30,353	$14,957	$24,506	$22,517

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

UNITED BANKSHARES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO

The following is a summary of the amortized cost of held to maturity securities at December 31:

	2002	2001	2000
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$17,062	$29,935	$55,724
States and political subdivisions	85,537	89,540	93,006
Mortgage-backed securities	2,627	4,278	70,279
Other	157,950	157,683	161,059

TOTAL HELD TO MATURITY SECURITIES	$263,176	$281,436	$380,068

The following is a summary of the amortized cost of available for sale securities at December 31:

	2002	2001	2000
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$29,099	$61,082	$160,702
States and political subdivisions	64,259	62,188	52,095
Mortgage-backed securities	737,829	861,799	574,292
Marketable equity securities	8,261	8,254	8,551
Other	156,750	140,392	69,723

TOTAL AVAILABLE FOR SALE SECURITIES	$996,198	$1,133,715	$865,363

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $23,665 and $15,800 on all mortgage-backed securities at December 31, 2002 and 2001, respectively.

The following table sets forth the maturities of all securities at December 31, 2002, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S Government agencies and corporations	$34,099	3.31%					$12,062	5.65%
States and political subdivisions (1)	3,419	11.39%	$15,323	11.17%	$38,256	10.76%	92,798	10.44%
Mortgage-backed securities	1,540	6.90%	32,789	5.97%	139,385	4.64%	566,742	5.70%
Other (2)			21,614	6.10%	21,203	6.60%	280,144	5.86%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.
(2)	Includes marketable equity securities available for sale.

NOTE: There are no securities with a single issuer the book value of which in the aggregate exceeds 10% of total shareholders’ equity.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SHORT-TERM BORROWINGS

The following table shows the distribution of United’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
	(Dollars in thousands)
At December 31:
2002	$57,153	$511,300
2001	43,831	477,796
2000	15,720	313,349
Weighted-average interest rate at year end:
2002	1.4%	1.6%
2001	1.7%	2.0%
2000	6.6%	5.2%
Maximum amount outstanding at any month’s end:
2002	$117,110	$513,607
2001	43,831	503,887
2000	45,515	417,866
Average amount outstanding during the year:
2002	$45,576	$480,595
2001	16,290	390,545
2000	15,332	351,816
Weighted-average interest rate during the year:
2002	1.7%	2.0%
2001	2.9%	3.5%
2000	6.3%	5.3%

At December 31, 2002, repurchase agreements include $363,890 in overnight accounts. The remaining balance principally consists of agreements having maturities under 1 year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$499,972		$495,681		$473,205
NOW and money market deposits	1,140,562	1.31%	883,381	2.32%	757,982	3.17%
Savings deposits	373,471	0.37%	335,550	1.24%	377,667	2.44%
Time deposits	1,746,079	3.62%	1,692,306	5.49%	1,640,289	5.65%

TOTAL	$3,760,084	2.44%	$3,406,918	4.04%	$3,249,143	4.53%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002 are summarized as follows:

(In thousands)
3 months or less	$128,181
Over 3 through 6 months	105,401
Over 6 through 12 months	109,953
Over 12 months	187,721

TOTAL	$531,256

RETURN ON EQUITY AND ASSETS

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2002	2001	2000
Return on average assets	1.59%	1.59%	1.19%
Return on average equity	16.73%	17.51%	14.41%
Dividend payout ratio (1)	45.41%	47.63%	59.83%
Average equity to average assets ratio	9.51%	9.06%	8.29%

(1) Based on historical results of United before the effects of restatements for pooling of interests business combinations.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes United’s loan loss experience for each of the five years ended December 31:

	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance of allowance for possible loan losses at beginning of year	$47,408	$40,532	$39,599	$39,189	$31,936
Allowance of purchased company at date of acquisition		4,673
Loans charged off:
Commercial, financial and agricultural	805	2,578	2,482	3,896	800
Real estate	5,192	7,090	10,570	3,290	3,070
Real estate construction		76
Consumer and other	3,502	2,615	2,793	2,050	2,400

TOTAL CHARGE-OFFS	9,499	12,359	15,845	9,236	6,270
Recoveries:
Commercial, financial and agricultural	443	681	374	341	729
Real estate	591	557	226	156	217
Real estate construction		1
Consumer and other	507	490	433	349	421

TOTAL RECOVERIES	1,541	1,729	1,033	846	1,367

NET LOANS CHARGED OFF	7,958	10,630	14,812	8,390	4,903
Provision for loan losses	7,937	12,833	15,745	8,800	12,156

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT END OF YEAR	$47,387	$47,408	$40,532	$39,599	$39,189

Loans outstanding at the end of period (gross) (1)	$3,576,280	$3,505,385	$3,197,494	$3,170,096	$2,652,391
Average loans outstanding during period (net of unearned income) (1)	$3,536,020	$3,218,191	$3,198,090	$2,975,116	$2,668,460
Net charge-offs as a percentage of average loans outstanding	0.23%	0.33%	0.46%	0.28%	0.18%
Allowance for loan losses as a percentage of nonperforming loans	308.7%	269.5%	315.5%	190.9%	209.9%

(1) Excludes loans held for sale.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE—Continued

Allocation of allowance for loan losses

	December 31
	2002	2001	2000	1999	1998
	(In thousands)
Commercial, financial and Agricultural	$24,030	$22,605	$12,762	$14,432	$13,772
Real estate	10,732	10,795	12,713	9,861	3,587
Real estate construction	2,207	2,097	1,372	754	1,086
Consumer and other	5,971	4,004	3,533	2,735	3,747
Unallocated	4,447	7,907	10,152	11,817	16,997

Total	$47,387	$47,408	$40,532	$39,599	$39,189

UNITED BANKSHARES, INC.

FORM 10-K, PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)—FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

Information relating to financial statements on pages 10 through 40 inclusive of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

(b)—SUPPLEMENTARY FINANCIAL INFORMATION

(1) Selected Quarterly Financial Data

Information relating to selected quarterly financial data on page 41 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

(2) Information on the Effects of Changing Prices

Information relating to effects of changing prices on page 50 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the registrant on pages 2 through 4 inclusive, pages 14 though 16 inclusive, and page 19 , of the Proxy Statement for the 2003 Annual Shareholders’ Meeting is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation on pages 10 through 13 inclusive, of the Proxy Statement for the 2003 Annual Shareholders’ Meeting is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management on pages 2 through 4 inclusive and pages 9 and 11 , of the Proxy Statement for the 2003 Annual Shareholders’ Meeting is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions on pages 2 , 8 , and 13 of the Proxy Statement for the 2003 Annual Shareholders’ Meeting is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

UNITED BANKSHARES, INC.

FORM 10-K, PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of Documents Filed as Part of This Report:

(1) Financial Statements

The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 2002 at Item 8a. Page references are to such Annual report.

(2) Financial Statement Schedules

United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits Required by Item 601

Listing of Exhibits—See the Exhibits’ Index on page 31 of this Form 10-K.

(b)	Reports on Form 8-K

On January 22, 2003, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the results of operations for the fourth quarter and year of 2002.

(c)	Exhibits—The exhibits to this Form 10-K begin on page 85.

(d)	Consolidated Financial Statement Schedules—All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefor have been omitted.

All reports filed electronically by United with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on United’s web site at ubsi-wv.com These filings are also accessible on the SEC’s web site at www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC. (Registrant)

By:	/s/ Richard M. Adams
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 26, 2003

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	March 26, 2003

/s/ I. N. Smith, Jr.	Director	March 26, 2003

/s/ F. T. Graff, Jr.	Director	March 26, 2003

/s/ James W. Word, Jr.	Director	March 26, 2003

/s/ P. Clinton Winter, Jr.	Director	March 26, 2003

/s/ Robert G. Astorg	Director	March 26, 2003

/s/ Harry L. Buch	Director	March 26, 2003

/s/ G. Ogden Nutting	Director	March 26, 2003

/s/ Theodore J. Georgelas	Director	March 26, 2003

/s/ John M. McMahon	Director	March 26, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard M. Adams, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of United Bankshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 26, 2003	/s/ RICHARD M. ADAMS
Richard M. Adams, Chairman of the Board and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven E. Wilson, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of United Bankshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 26, 2003	/s/ STEVEN E. WILSON
Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number (a)

Articles of Incorporation and Bylaws:	(3)

(a) Bylaws		(e	)

(b) Articles of Incorporation		(d	)

Investments	(4)	N/A

Voting Trust Agreement	(9)	N/A

Material Contracts	(10)

(a) Employment Agreement with I. N. Smith, Jr.		(b	)

(b) Employment Agreement with Richard M. Adams		(j	)

(c) Supplemental Retirement Agreement with Richard M. Adams		(j	)

(d) Lease on Branch Office in Charleston Town Center, Charleston, West Virginia		(b	)

(e) Lease on United Center, Charleston, West Virginia		(f	)

(f) Employment Contract with Douglass H. Adams		(c	)

Description	S-K Item 601 Table Reference	Sequential Page Number (a)
(g) Data processing contract with FISERV		(i	)

(h) Supplemental Retirement Contract with Douglass H. Adams		(g	)

(i) Executive Officer Change		(h	)
of Control Agreements		(i	)

(j) Employment Contract with Joseph S. Bracewell		(j	)

Statement Re: Computation of Ratios	(12)	85

Annual Report to Security Holders, et al.	(13)	34

Letter Re: Change in accounting principles	(18)	N/A

Previously Unfiled Documents	(19)	N/A

Subsidiaries of the Registrant	(21)	86

Published Report Regarding Matters Submitted to a Vote of Security Holders	(22)	N/A

Consent of Ernst & Young LLP	(23)	87

Description	S-K Item 601 Table Reference	Sequential Page Number (a)
Power of Attorney	(24)	N/A

Additional Exhibits:	(28)	N/A

Footnotes

(a)	N/A = Not Applicable

(b)	Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356

(c)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-19968 filed February 3, 1988

(d)	Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322

(e)	Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322

(f)	Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322

(g)	Incorporated into this filing by reference to Exhibits to the 1992 10-K for United Bankshares, Inc., File No. 0-13322

(h)	Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322

(i)	Incorporated into this filing by reference to Exhibits to the 2000 10-K for United Bankshares, Inc., File No. 0-13322

(j)	Incorporated into this filing by reference to Exhibits to the 2001 10-K for United Bankshares, Inc., File No. 0-13322

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	Five Year Summary
	2002	2001	2000	1999	1998
Summary of Operations:
Total interest income	$339,478	$360,610	$377,847	$354,665	$325,647
Total interest expense	132,557	175,507	197,766	174,402	155,354
Net interest income	206,921	185,103	180,081	180,263	170,293
Provision for loan losses	7,937	12,833	15,745	8,800	12,156
Other income	73,479	62,205	33,786	51,078	41,752
Other expense	144,130	115,745	110,422	117,519	137,964
Income taxes	39,400	38,739	28,724	34,774	17,523
Net income	88,933	79,991	58,976	70,248	44,402
Cash dividends(1)	40,388	38,096	35,286	35,367	28,317
Per common share:
Net income:
Basic	2.09	1.93	1.41	1.63	1.04
Diluted	2.06	1.90	1.40	1.61	1.02
Cash dividends(1)	0.95	0.91	0.84	0.82	0.75
Book value per share	12.88	11.80	10.32	9.32	9.74
Selected Ratios:
Return on average shareholders’ equity	16.73%	17.51%	14.41%	16.73%	10.77%
Return on average assets	1.59%	1.59%	1.19%	1.44%	1.05%
Dividend payout ratio (1)	45.41%	47.63%	59.83%	50.35%	63.77%
Selected Balance Sheet Data:
Average assets	$5,591,267	$5,041,196	$4,936,605	$4,867,521	$4,238,808
Investment securities	1,285,490	1,428,716	1,245,334	1,472,553	927,316
Loans held for sale	582,718	368,625	203,831	117,825	720,607
Total loans	3,573,161	3,502,334	3,192,494	3,170,096	2,652,391
Total assets	5,792,019	5,631,775	4,904,547	5,069,160	4,567,899
Total deposits	3,900,848	3,787,793	3,391,449	3,260,985	3,493,058
Long-term borrowings	708,573	809,977	698,204	343,847	240,867
Total borrowings and other liabilities	1,349,632	1,337,453	1,082,228	1,412,245	653,310
Shareholders’ equity	541,539	506,529	430,870	395,930	421,531

(1)	Cash dividends are the amounts declared by United and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

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

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by United’s statements for a variety of factors including, but not limited to: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving banking industry standards.

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

United operates two main business segments: community banking and mortgage banking. These business segments are based on United’s current management structure and are identified by the products and services offered. The community banking segment offers customers traditional banking products and services, including loan and deposit products, and wealth management services which includes investment banking, financial planning, trust and brokerage services. The mortgage banking segment includes the origination and sale of mortgage loans in the secondary market. United also maintains a general corporate segment that includes the parent company and other administrative areas.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of retained interests in securitized assets to be the accounting areas that require the most subjective or complex judgements, and as such could be most subject to revision as new information becomes available. The most significant accounting policies followed by United are presented in Note A, Notes to Consolidated Financial Statements.

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for loan losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Retained interests in securitized financial assets are recorded at their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United relies on discounted cash flow modeling techniques to estimate fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the values of the assets are sensitive to changes in these key assumptions, the valuation of retained interests is considered a critical accounting estimate. A discussion of the accounting for these securitized financial assets as well as sensitivity analyses showing how these assets’ value change due to adverse changes in key assumptions is presented in Note A and Note C, Notes to Consolidated Financial Statements.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The valuation of these derivative instruments is considered critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third party sources. A discussion on the accounting for and use of these derivatives is presented in Note L, Notes to Consolidated Financial Statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2002 COMPARED TO 2001

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2002 were $5.79 billion, an increase of $160.2 million or 2.85% from year-end 2001. United’s available for sale securities portfolio decreased $124.97 million or 10.89% from December 31, 2001 as approximately $652.68 million of available for sale securities were sold, matured or called, while purchases of available for sale securities amounted to approximately $524.95 million for the year of 2002. Securities held to maturity decreased $18.26 million or 6.49% as compared to year-end 2001. Approximately $19.29 million of held to maturity securities matured or were called while only $6.70 thousand of held to maturity securities were purchased. Total loans, including loans held for sale, increased $284.92 million or 7.36%. Of the total increase in loans, loans held for sale increased $214.09 million and portfolio loans increased $70.83 million. Cash and cash equivalents increased $17.77 million while all other assets were relatively flat for 2002.

Total deposits at December 31, 2002 increased $113.06 million or 2.98% since year-end 2001. In terms of composition, interest-bearing deposits increased $27.61 million while noninterest-bearing deposits increased $85.44 million from December 31, 2001. United’s total borrowed funds were relatively flat, increasing only $9.74 million for the year of 2002. Short-term borrowings increased $46.42 million or 8.81% as United increased these borrowings to take advantage of lower short-term interest rates. Long-term FHLB borrowings decreased $56.74 million or 7.70%. Other long-term borrowing increased $20.06 million from year-end 2001 as United issued $20 million of trust preferred securities during the fourth quarter of 2002. Accrued expenses and other liabilities increased $2.44 million or 3.75% since year-end 2001.

Shareholders’ equity increased $35.01 million or 6.91% from December 31, 2001 translating into a book value per share of $12.88. The increase in shareholders’ equity was due mainly to net retained earnings in excess of dividends for the year of $48.55 million which more than offset an increase in the purchase of treasury stock of $27.48 million. During 2002, 375,700 shares were repurchased to complete a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. On February 28, 2002, United announced a new plan to repurchase up to 1.72 million shares of its common stock, of which 871,300 shares have been repurchased since its implementation. United continues to balance capital adequacy and the return to shareholders. At December 31, 2002, United’s regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

EARNINGS SUMMARY

For the year ended December 31, 2002, net income increased 11.18% to $88.94 million from $79.99 million for the year ended December 31, 2001. On a diluted per share basis, net income of $2.06 for 2002 increased 8.42% from $1.90 in 2001.

The 2002 results represented a return on average shareholders’ equity of 16.73% and a return on average assets of 1.59%. These key financial performance indicators compare favorably with regional peer grouping information provided by Keefe, Bruyette, & Woods, of 15.54% and 1.37%, respectively. United continues to be one of the nation’s best-performing regional banking companies.

Net interest income grew $21.82 million or 11.79% for the year of 2002 when compared to 2001. Noninterest income increased $11.27 million or 18.12% for 2002 when compared to 2001 while noninterest expense increased $28.39 million or 24.52% over the same time period.

The effective tax rate was 30.70% for the year ended December 31, 2002 as compared to 32.63% for 2001.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2002, are summarized below.

Tax-equivalent net interest income of $217.90 million for the year 2002 increased $21.15 million or 10.75% from $196.74 million for the year of 2001. The main reason for the increase from the previous year was due to an increase in average earning assets of $472.83 million. The increased average earning assets for 2002 was primarily due to increases in the volume of interest-earning assets and interest-bearing liabilities in the community banking segment resulting from the Century Bancshares acquisition consummated in December of 2001 and increases in average loans held for sale within the mortgage banking segment. United’s tax-equivalent net interest margin was 4.15% for the year of 2002 and 4.12% for 2001. As is the case with many financial institutions, management anticipates that the net interest margin will continue to contract in the coming months as United’s assets reprice at historically low levels with little flexibility for a corresponding decrease in rates paid on its interest-bearing liabilities.

Total interest income of $339.48 million decreased 5.86% for the year 2002 as a result of a lower yield on average interest-earning assets. Overall, the yield on average interest-earning assets decreased 111 basis points from 7.79% in 2001 to 6.68% in 2002. The yield on average loans, net of unearned income, decreased 128 basis points to 6.88% in the year 2002 from 8.16% in 2001. The yield on average securities was 6.00% for the year 2002 down 68 basis points from 6.68% for 2001.

Total interest expense decreased $42.95 million or 24.47% in 2002 compared to 2001. This decrease was attributed primarily to a decrease in funding costs. During 2002, United utilized lower cost deposits and short-term wholesale funding sources to support asset growth rather than long-term, higher cost FHLB advances. The average cost of funds decreased from 4.37% in 2001 to 3.03% in 2002. United’s average interest-bearing deposits increased $243.30 million and average short-term borrowings increased $112.87 million while average FHLB and other long-term borrowings decreased $5.34 million.

Provision for Loan Losses

United’s credit quality continues to be sound despite a weak economy. Nonperforming loans were $15.35 million or 0.43% of loans, net of unearned income, at December 31, 2002 compared to $17.59 million or 0.50% of loans, net of unearned income at December 31, 2001. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During 2002, nonaccrual loans decreased $1.18 million or 14.60% while loans past due 90 days or more decreased $1.06 million or 11.14%. Total nonperforming assets of $19.62 million, including OREO of $4.27 million at December 31, 2002, represented 0.34% of total assets at the end of 2002 as compared to 0.54% at the end of 2001.

At December 31, 2002, impaired loans were $10.02 million, a decrease of $2.57 million or 20.41% from the $12.59 million in impaired loans at December 31, 2001. For further details, along with a discussion of concentrations of credit risk, see Note D to the Consolidated Financial Statements.

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

At December 31, 2002, the allowance for loan losses was $47.39 million, compared to $47.41 million at December 31, 2001. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.33% and 1.35% at December 31, 2002 and 2001, respectively. The ratio of the allowance for loan losses to nonperforming loans was 308.7% and 269.5% at December 31, 2002 and 2001, respectively.

For the years ended December 31, 2002 and 2001, the provision for loan losses was $7.94 million and $12.83 million, respectively. Net charge-offs were $7.96 million for the year of 2002 as compared to net charge-offs of $10.63 million for the year of 2001. The decreases in provision and net charge-offs for the year were based upon management’s ongoing evaluation of the adequacy of the allowance for loan losses and were primarily attributed to lower losses on junior-lien mortgage loans. The balance of junior-lien mortgage loans declined from $240.20 million at December 31, 2001 to $179.09 million at December 31, 2002. Net charge-offs of junior-lien mortgage loans were $3.27 million for the year of 2002 as compared to $5.54 million for the year of 2001.

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses reflects estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in its allowance for loan losses analysis. Over the past several years, United has grown through acquisition, and accordingly, expanded the geographic area in which it operates. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio.

United has continued to refine its methodology in determining the allowance for loan losses, which has resulted in higher allocated components of the allowance in more recent years. These refinements involve the adjustment of historical loss data utilized in the evaluation of impairment on pools of loans. These improvements are judged by management to continually improve the accuracy of the estimates of impairment included in the allocated allowance. Thus, the portion of unallocated allowance continued to decline in 2002, and is expected to continue as management refines its methodology. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates.

United’s formal company-wide process at December 31, 2002 produced increased allocations within three of the four loan categories. The components of the allowance allocated to commercial loans increased $1.4 million, as a result of adjustments primarily made to account for changes in loans acquired via the Century acquisition, economic conditions, and specific allocations of large loans. The consumer loan pool allocation increased $2 million as a result of changes in historical and qualitative loss factors. The real estate construction loan pool allocation increased $233 thousand also primarily due to changes in historical and qualitative loss factors. The components of the allowance allocated to real estate loans decreased $64 thousand as a result of decreased loan volume and changes in historical loss factors.

The unallocated portion of the allowance for loan losses has continually declined over the past five years as more seasoned loss data has been developed about specific pools of loans to facilitate assignment of the allowance to more specific segments within the loan portfolio. Changes in economic conditions, more specifically the events of September 11, 2001, and the economic downturn that had begun prior to that date and continued throughout 2002, caused United to further refine its systematic methodology in the determination of the allowance for loan losses to specific loans or groups.

Management believes that the allowance for loan losses of $47.39 million at December 31, 2002 is adequate to provide for probable losses on existing loans based on information currently available.

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

Other Income

Noninterest income has been, and will continue to be, an important factor for improving United’s profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income, excluding securities gains and losses, increased $17.02 million or 27.14% for the year of 2002 when compared to the year of 2001. These results were achieved primarily due to a combination of increased revenues from the mortgage banking, wealth management and deposit services areas.

Income from mortgage banking operations increased $9.62 million or 36.29% from the previous year. Mortgage loan origination activity increased 35.76% or $824 million for the year of 2002 as compared to the same period in 2001 due to continued low interest rates. The higher level of originations during 2002 resulted in increased loan sales in the secondary market of 34.35% or $778 million compared to 2001.

Service charges, commissions and fees from customer accounts increased $5.39 million or 20.23% from 2001. This income includes charges and fees related to various banking services provided by United. The largest component within this category is fees from deposit services, which increased $4.34 million or 25.37% for the year of 2002 as compared to the year of 2001.

Trust income and brokerage commissions increased $679 thousand or 8.27% due to an increased volume of trust and brokerage business. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services.

During 2002, United incurred a net loss on securities activity of $6.27 million as compared to a net loss of $518 thousand during 2001. Included within these security transactions’ totals for 2002 and 2001 are recognized charges of $7.0 million and $1.2 million, respectively, related to an other-than-temporary decline in the fair value of retained interests in securitized assets for the years ended December 31, 2002 and 2001. The decline in the value of these available for sale securities was the result of an increase in the level of prepayment and default activity during the time periods, which negatively affected the valuation of those securities.

Overall, noninterest income, including net losses from securities transactions, increased $11.27 million or 18.12% for 2002 when compared to 2001.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United’s cost control efforts have been very successful, resulting in an efficiency ratio of 47.6%, which is well below the 57.0% reported by United’s national peer group banking companies.

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. Noninterest expense increased $28.39 million or 24.52% for the year ended December 31, 2002 as compared to the year ended 2001.

Total salaries and benefits increased $18.89 million or 30.91% for the year of 2002 compared to the year of 2001. Salaries’ expense for 2002 was $13.16 million or 24.23% above the 2001 level resulting from record originations in the mortgage banking segment where compensation and incentives for personnel are tied to activity levels. Benefits’ expense also increased due to $5.64 million of additional pension and insurance expense in 2002. At December 31, 2002 and 2001, United employed 1,460 and 1,361 full-time equivalent employees, respectively.

Net occupancy expense in 2002 increased from 2001 levels by $2.53 million or 24.07%. The higher net occupancy expense for 2002 was due to building and rental costs from the additional branch locations added by the Century acquisition, which was only included in United’s results for one month of 2001.

Remaining other expense increased $6.96 million or 15.78% in 2002 compared to 2001 due mainly to the higher level of general operating expenses from the Century acquisition. In addition, United has an outstanding letter of credit securing a commercial development bond. All interest payments on the bond are current and the bonds do not mature until 2014. However, based on a current analysis completed in the third quarter of 2002 and an estimated appraised value of the underlying collateral updated in the third quarter of 2002, United recorded an expense of $1.0 million as a probable loss on the expected fulfillment of its obligation under the letter of credit. Other expenses for 2001 included a gain of $1.24 million from a divestiture of a branch office and the sale of other bank premises during the first quarter of that year.

Income Taxes

For the year ended December 31, 2002, income taxes were $39.40 million, compared to $38.74 million for 2001. For the years ended December 31, 2002 and 2001, United’s effective tax rates were 30.70% and 32.63%, respectively. The decrease was primarily the result of tax planning initiatives and the impact of not amortizing nondeductible goodwill in 2002.

Quarterly Results

All four quarters of 2002 showed large increases in earnings in comparison to each of the same four quarters of 2001. On a per share basis, first quarter 2002 earnings were $0.50 per share, compared to $0.46 in 2001, second quarter 2002 earnings were $0.51 per share, compared to $0.47 in 2001, third quarter 2002 earnings were $0.52, compared to $0.48 per share in 2001 while fourth quarter 2002 earnings were $0.53, compared to $0.49 per share in 2001.

Net income for the fourth quarter of 2002 was $22.55 million compared to $21.08 million earned in the fourth quarter of 2001, which represented an increase of 7.01%.

Noninterest income growth of 22.35% for the fourth quarter of 2002 above last year’s fourth quarter results was driven primarily by increased mortgage banking income as United’s mortgage banking subsidiary originated mortgage loans for sale in the secondary market of over $1.0 billion during the fourth quarter of 2002. Mortgage loan originations increased by 39.96% for the fourth quarter of 2002 when compared to the same period of 2001 due to a lower interest rate environment. Income from mortgage-banking operations increased $3.86 million or 51.60% for the fourth quarter of 2002 as compared to the fourth quarter of 2001.

Also contributing to United’s earnings performance in the fourth quarter of 2002 was increased tax-equivalent net interest income when compared with the same period in 2001. Tax-equivalent net interest income for the fourth quarter of 2002 was $53.79 million, an increase of $2.8 million or 5.40% from the fourth quarter of 2001. The net interest margin for the fourth quarter of 2002 was 3.96%, which was an 11 basis point contraction from the previous year’s fourth quarter net interest margin of 4.07%. However, the interest spread between interest-earning assets and interest-bearing liabilities remained stable at 3.47%.

Noninterest expense increased $8.16 million or 26.83% during the three-month period ended December 31, 2002 as compared to the same three-month period last year. Noninterest expense totaled $38.57 million for the fourth quarter of 2002 compared with $30.41 million for the fourth quarter of 2001. The noninterest expense increase for the fourth quarter of 2002 over last year’s fourth quarter was primarily due to increased employee salaries and related benefits. As a result of United’s fourth quarter 2002 adoption of SFAS No. 147, which changed the accounting rules for the recognition of goodwill amortization associated with certain branch acquisitions, United ceased amortization of goodwill on branch acquisitions that were acquisitions of businesses. The favorable reduction in goodwill amortization expense was approximately $302 thousand in the fourth quarter.

Additional quarterly financial data for 2002 and 2001 may be found in Note R to the Consolidated Financial Statements.

The Effect of Inflation

United’s income statements generally reflect the effects of inflation. Since interest rates, loan demand and deposit levels are impacted by inflation, the resulting changes in the interest-sensitive assets and liabilities are included in net interest income. Similarly, operating expenses such as salaries, rents and maintenance include changing prices resulting from inflation. One item that would not reflect inflationary changes is depreciation expense. Subsequent to the acquisition of depreciable assets, inflation causes price levels to rise; therefore, historically presented dollar values do not reflect this inflationary condition. With inflation levels at relatively low levels and monetary and fiscal policies being implemented to keep the inflation rate increases within an acceptable range, management expects the impact of inflation would continue to be minimal in the near future.

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

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2002 and December 31, 2001:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	December 31, 2002	December 31, 2001
+200	8.45%	-1.61%
-200	-6.14%	0.24%

Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 8.45% over one year as of December 31, 2002, as compared to a decrease of 1.61% as of December 31, 2001. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.14% over one year as of December 31, 2002, as compared to an increase of 0.24% as of December 31, 2001. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

Liquidity

In the opinion of management, United maintains liquidity that is sufficient to satisfy its depositors’ requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits.” Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest-cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase as well as advances from the FHLB. Repurchase agreements represent funds that are generally obtained as the result of a competitive bidding process.

Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers. Other than cash and due from banks, the available for sale securities portfolio and maturing loans are the primary sources of liquidity.

The goal of liquidity management is to ensure the ability to access funding that enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United’s cash needs. Liquidity is managed by monitoring funds’ availability from a number of primary sources. Substantial funding is available from cash and cash equivalents, unused short-term borrowings, and a geographically dispersed network of branches providing access to a diversified and substantial retail deposit market.

Short-term needs can be met through a wide array of sources such as correspondent and downstream correspondent federal funds and utilization of FHLB advances.

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. United issued $20 million of trust preferred securities during the fourth quarter of 2002. United has no intention at this time of utilizing any long-term funding sources other than FHLB advances and long-term certificates of deposit. See Notes H and I, Notes to Consolidated Financial Statements.

Cash flows used for operations in 2002 and 2001 were $96.83 million and $57.17 million, respectively, primarily as a result of approximately $195.83 million and $149.99 million, respectively, of excess originations of mortgage loans over proceeds from the sale of loans. In 2002, investing activities provided cash of $61.07 million as compared to 2001 in which net cash of $115.91 million was used in investing activities. Cash provided by investing activities in 2002 was primarily due to $147.90 million of excess net proceeds from sales, calls and maturities of investment securities over purchases of investment securities. In 2001, cash used in investing activities was primarily due to $91.57 million of excess purchases of investment securities over net proceeds from sales, calls and maturities of investment securities. For the year of 2002, net cash of $53.53 million was provided by financing activities, primarily due to a $115.55 million growth in deposits and net proceeds of $19.41 million from the issuance of trust preferred securities. Uses of cash for financing activities in 2002 included the net repayment of approximately $55.57 million of FHLB borrowings, payment of $39.75 million in cash dividends and $36.90 million for acquisitions of United shares under the stock repurchase programs. Financing activities resulted in a source of cash in 2001 of $185.86 million primarily due to an increase in short-term borrowings and deposits of $165.23 million and $73.35 million, respectively. The net effect of this activity was an increase in cash and cash equivalents of $17.77 million and $12.78 million increase in cash and cash equivalents for the year of 2002 and 2001, respectively. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

Total shareholders’ equity increased $35.01 million or 6.91% to $541.54 million from $506.53 million at December 31, 2001. Since December 31, 2001, United has experienced an increase of $8.16 million, net of deferred income taxes, in the estimated fair value of its available for sale investment portfolio. During 2002, United finalized the purchase price allocation for the Century acquisition and as a result, shareholders’ equity increased by approximately $10.28 million. United’s equity to assets ratio was 9.35% at December 31, 2002, as compared to 8.99% at December 31, 2001. The primary capital ratio, capital and reserves to total assets and reserves, was 10.09% at December 31, 2002, as compared to 9.75% at December 31, 2001.

During the fourth quarter of 2002, United’s Board of Directors declared a cash dividend of $0.25 per share, which represented a 9% increase over the $0.23 per share paid in the fourth quarter of 2001. Dividends per share of $0.95 for 2002 represented a 4% increase over the $0.91 per share paid for 2001. United paid approximately $39.75 million in dividends to common shareholders in 2002 compared with $36.99 million in 2001. The year 2002 was the twenty-ninth consecutive year of dividend increases to United shareholders.

United also seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United’s average equity to average asset ratio was 9.51% in 2002 and 9.06% in 2001. United’s risk-based capital ratio was 11.76% in 2002 and 11.37% in 2001, which are both significantly higher than the minimum regulatory requirements. United’s Tier 1 capital and leverage ratios of 10.45% and 7.96%, respectively, at December 31, 2002, are also well above regulatory minimums to be classified as a “well-capitalized” institution. See Note O, Notes to Consolidated Financial Statements.

Commitments

At December 31, 2002, United had outstanding loan commitments of $1.29 billion pertaining to lines of credit authorized but unused, and $99.09 million of letters of credit to its various customers in the normal course of business. For more information, see Note L to the Consolidated Financial Statements.

2001 COMPARED TO 2000

FINANCIAL CONDITION SUMMARY

Including the acquisition of Century, United’s total assets as of December 31, 2001 were $5.63 billion, an increase of $727.2 million or 14.83% from year-end 2000. United’s available for sale securities portfolio increased $282.01 million while securities held to maturity decreased $98.63 million as compared to year-end 2000. Total loans, including loans held for sale, increased $474.6 million or 13.98%. Cash and cash equivalents increased $12.78 million while nonearning assets increased $63.31 million in 2001.

Total deposits at December 31, 2001 increased $396.34 million or 11.69% since year-end 2000. In terms of composition, interest-bearing deposits increased $281.97 million while noninterest-bearing deposits increased $114.37 million from December 31, 2000. United’s total borrowed funds increased $232.16 million, or 22.32%, as short-term borrowings increased $193.41 million. United utilized these borrowings to take advantage of lower short-term interest rates. FHLB borrowings increased $29.94 million. Accrued expenses and other liabilities increased $23.07 million or 54.93% since year-end 2000.

Shareholders’ equity increased $75.66 million or 17.56% from December 31, 2000 translating into a book value per share of $11.80. The increase in shareholders’ equity was due to net retained earnings in excess of dividends for the year of $41.90 million and a decrease in treasury stock of $25.36 million as 1,981,423 shares were issued from treasury stock for the acquisition of Century. During 2001, 1,080,000 shares were repurchased under a plan announced by United in May of 2000 authorizing the repurchase of up to 1.675 million shares of its common stock on the open market. Through December 31, 2001, 1,299,300 shares have been repurchased since the plan’s inception. United continues to balance capital adequacy and the return to shareholders. At December 31, 2001, United’s regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

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

The 2001 results represented a return on average shareholders’ equity of 17.51% and a return on average assets of 1.59%. These key financial performance indicators compare favorably with national peer grouping information provided by Keefe, Bruyette, & Woods, of 16.39% and 1.25%, respectively. United continues to be one of the nation’s best-performing regional banking companies.

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

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2001, are summarized below.

Tax-equivalent net interest income of $196.74 million for the year 2001 increased $5.57 million from $191.17 million for the year of 2000. The main reason for the increase from the previous year was due to an increase in average earning assets of $115.94 million. United’s tax-equivalent net interest margin was 4.12% for the year of 2001 and 4.11% for the same time period in 2000. United maintains a fairly balanced portfolio of interest-rate sensitive assets and liabilities in order to manage interest rate risk and thus minimize the impact of fluctuating interest rates. In 2001, the net interest margin percentage increased one basis point for the year despite 11 Federal Funds interest rate reductions. In 2000, the net interest margin percentage declined only one basis point for the year despite six Federal Funds rate increases from mid 1999 through mid 2000.

Total interest income of $360.61 million decreased 4.56% for the year 2001 as a result of a lower yield on average interest-earning assets. Overall, the yield on average interest-earning assets decreased 55 basis points from 8.34% in 2000 to 7.79% in 2001. The yield on average loans, net of unearned income, decreased 71 basis points to 8.16% in the year 2001 from 8.87% in 2000. The yield on average securities was 6.68% for the year 2001 as compared to 6.86% for 2000.

Total interest expense decreased $22.26 million or 11.26% in 2001 compared to 2000. This decrease was attributed primarily to changes in the funding mix during 2001. During 2001, United utilized lower cost deposits and short-term wholesale funding sources to support asset growth rather than long-term, higher cost FHLB advances. The average cost of funds decreased from 4.95% in 2000 to 4.37% in 2001. United’s average interest-bearing deposits increased $135.30 million and average short-term borrowings increased $39.85 million while average FHLB and other long-term borrowings decreased $155.14 million.

Provision for Loan Losses

For the years ended December 31, 2001 and 2000, the provision for loan losses was $12.83 million and $15.75 million, respectively. Net charge-offs were $10.63 million for the year of 2001 as compared to net charge-offs of $14.81 million for the year of 2000. The decreases in provision and net charge-offs for the year were based upon management’s ongoing evaluation of the adequacy for the loan losses and were primarily attributed to lower losses on junior-lien mortgage loans.

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

Other Income

Noninterest income has been, and will continue to be, an important factor for improving United’s profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income, excluding securities gains and losses, increased 31.63% for the year of 2001 when compared to the year of 2000. These results were achieved primarily due to a combination of increased revenues from the mortgage banking, wealth management and deposit services areas.

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

Trust income and brokerage commissions increased $1.16 million or 16.45% due to an increased volume of trust and brokerage business. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services.

During 2001, United incurred a net loss on the sale of investment securities of $518 thousand as compared to a net loss of $13.86 million during 2000. United restructured its balance sheet in the fourth quarter of 2000 by selling lower yielding, fixed-rate securities that had been carried as available for sale. Sales and write-downs of securities from this restructuring resulted in a loss of approximately $15.01 million ($10.10 million after tax) in the fourth quarter of 2000.

Overall, noninterest income, including net losses from securities transactions, increased $28.42 million or 84.11% for 2001 when compared to 2000.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations and thus reduce operating costs. United’s cost control efforts have been very successful, resulting in an efficiency ratio of 43.1%, which is well below the 57.4% reported by United’s national peer group banks and its immediate in-market competitors.

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

Income Taxes

For the year ended December 31, 2001, income taxes were $38.74 million, compared to $28.72 million for 2000. The increase of $10.02 million or 34.87% was primarily the result of increased pretax income. For the years ended December 31, 2001 and 2000, United’s effective tax rates were 32.63% and 32.75%, respectively.

REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS

Board of Directors and Shareholders

United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Charleston, West Virginia

February 20, 2003

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	December 31
	2002	2001
Assets
Cash and due from banks	$162,261	$156,058
Interest-bearing deposits with other banks	13,102	1,536

Total cash and cash equivalents	175,363	157,594
Securities available for sale at estimated fair value (amortized cost-$996,198 at December 31, 2002 and $1,133,715 at December 31, 2001)	1,022,314	1,147,280
Securities held to maturity (estimated fair value-$266,993 at December 31, 2002 and $280,865 at December 31, 2001)	263,176	281,436
Loans held for sale	582,718	368,625
Loans	3,576,280	3,505,385
Less: Unearned income	(3,119)	(3,051)

Loans net of unearned income	3,573,161	3,502,334
Less: Allowance for loan losses	(47,387)	(47,408)

Net loans	3,525,774	3,454,926
Bank premises and equipment	48,923	48,394
Goodwill	90,416	80,848
Accrued interest receivable	27,577	32,012
Other assets	55,758	60,660

TOTAL ASSETS	$5,792,019	$5,631,775

Liabilities
Domestic deposits:
Noninterest-bearing	$739,228	$653,785
Interest-bearing	3,161,620	3,134,008

Total deposits	3,900,848	3,787,793
Borrowings:
Federal funds purchased	57,153	43,831
Securities sold under agreements to repurchase	511,300	477,796
Federal Home Loan Bank borrowings	679,712	736,455
Mandatorily redeemable capital securities of subsidiary trusts	28,861	8,800
Other borrowings	5,096	5,501
Accrued expenses and other liabilities	67,510	65,070

TOTAL LIABILITIES	5,250,480	5,125,246

Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at December 31, 2002 and December 31, 2001, including 1,349,801 and 455,258 shares in treasury at December 31, 2002 and December 31, 2001, respectively	108,454	108,454
Surplus	89,360	84,122
Retained earnings	369,122	320,577
Accumulated other comprehensive income	13,060	4,351
Treasury stock, at cost	(38,457)	(10,975)

TOTAL SHAREHOLDERS’ EQUITY	541,539	506,529

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,792,019	$5,631,775

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Year Ended December 31
	2002	2001	2000
Interest income
Interest and fees on loans	$258,825	$271,819	$287,277
Interest on federal funds sold and other short-term investments	611	674	1,171
Interest and dividends on securities:
Taxable	70,589	77,390	79,190
Tax-exempt	9,453	10,727	10,209

Total interest income	339,478	360,610	377,847
Interest expense
Interest on deposits	79,562	117,605	125,847
Interest on short-term borrowings	10,266	14,188	19,898
Interest on long-term borrowings	42,729	43,714	52,021

Total interest expense	132,557	175,507	197,766

Net interest income	206,921	185,103	180,081
Provision for loan losses	7,937	12,833	15,745

Net interest income after provision for loan losses	198,984	172,270	164,336
Other income
Income from mortgage banking operations	36,142	26,518	16,340
Service charges, commissions, and fees	32,009	26,624	22,402
Trust department income	8,892	8,213	7,053
Security losses	(6,266)	(518)	(13,864)
Other income	2,702	1,368	1,855

Total other income	73,479	62,205	33,786
Other expense
Salaries and employee benefits	79,999	61,109	53,174
Net occupancy expense	13,045	10,514	11,787
Other expense	51,086	44,122	45,461

Total other expense	144,130	115,745	110,422

Income before income taxes	128,333	118,730	87,700
Income taxes	39,400	38,739	28,724

Net income	$88,933	$79,991	$58,976

Earnings per common share:
Basic	$2.09	$1.93	$1.41

Diluted	$2.06	$1.90	$1.40

Dividends per common share	$0.95	$0.91	$0.84

Average outstanding shares:
Basic	42,537,980	41,497,304	41,958,956
Diluted	43,113,347	42,064,919	42,260,270

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock
Balance at January 1, 2000	43,381,769	$108,454	$87,260	$254,992	$(32,228)	$(22,548)	$395,930
Comprehensive income, net of tax:
Net income				58,976			58,976
Unrealized gain on securities of $17,884 net of reclassification adjustment for losses included in net income of $9,012					26,896		26,896
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					368		368

Total comprehensive income, net of tax							86,240
Purchase of treasury stock (919,500 shares)						(18,384)	(18,384)
Common dividends declared ($0.84 per share)				(35,286)			(35,286)
Common stock options exercised (197,663 shares)			(2,228)			4,598	2,370

Balance at December 31, 2000	43,381,769	108,454	85,032	278,682	(4,964)	(36,334)	430,870
Comprehensive income, net of tax:
Net income				79,991			79,991
Unrealized gain on securities of $8,543 net of reclassification adjustment for losses included in net income of $337					8,880		8,880
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					435		435

Total comprehensive income, net of tax							89,306
Acquisition of Century Bancshares, Inc. (1,981,423 shares)			2,274			46,468	48,742
Purchase of treasury stock (1,080,000 shares)						(27,059)	(27,059)
Common dividends declared ($0.91 per share)				(38,096)			(38,096)
Common stock options exercised (259,817 shares)			(3,184)			5,950	2,766

Balance at December 31, 2001	43,381,769	108,454	84,122	320,577	4,351	(10,975)	506,529
Comprehensive income, net of tax:
Net income				88,933			88,933
Unrealized gain on securities of $4,084 net of reclassification adjustment for losses included in net income of $4,073					8,157		8,157
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					552		552

Total comprehensive income, net of tax							97,642
Purchase of treasury stock (1,247,000 shares)						(36,899)	(36,899)
Common dividends declared ($0.95 per share)				(40,388)			(40,388)
Fair value of vested stock options exchanged in the acquisition of Century Bancshares, Inc.			10,283				10,283
Common stock options exercised (341,503 shares)			(5,045)			9,417	4,372

Balance at December 31, 2002	43,381,769	$108,454	$89,360	$369,122	$ 13,060	$(38,457)	$541,539

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$88,933	$79,991	$58,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,937	12,833	15,745
Depreciation, amortization and accretion	6,100	8,731	9,516
Gain on sales of bank premises and equipment	(212)	(1,255)	(376)
Loss on securities transactions	6,266	518	13,864
Loans originated for sale	(3,126,875)	(2,303,269)	(1,189,255)
Proceeds from sales of loans	2,931,043	2,153,283	1,110,209
Gain on sales of loans	(19,119)	(14,155)	(8,210)
Deferred income tax benefit	(4,785)	(3,258)	(6,445)
Changes in:
Loans held for sale	858	(652)	1,038
Interest receivable	4,435	6,416	357
Other assets	3,945	(7,696)	3,659
Accrued expenses and other liabilities	4,649	11,345	(8,335)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(96,825)	(57,168)	743

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	19,288	31,626	26,435
Purchases of investment securities	(7)	(1,000)	(2,630)
Proceeds from sales of securities available for sale	130,885	208,755	541,672
Proceeds from maturities and calls of securities available for sale	522,674	403,002	126,897
Purchases of securities available for sale	(524,947)	(733,952)	(436,277)
Net cash paid in branch divestiture		(8,644)
Net cash of acquired subsidiary		5,617
Net purchases of bank premises and equipment	(6,818)	(3,505)	(2,522)
Net change in loans	(80,007)	(17,808)	(36,932)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	61,068	(115,909)	216,643

FINANCING ACTIVITIES
Dividends paid	(39,753)	(36,990)	(35,468)
Acquisition of treasury stock	(36,899)	(27,059)	(18,384)
Proceeds from exercise of stock options	4,372	2,766	2,370
Net proceeds from issuance of trust preferred securities	19,405
Repayment of Federal Home Loan Bank borrowings	(55,790)	(46,537)	(697,565)
Proceeds from Federal Home Loan Bank borrowings	225	55,100	450,730
Changes in:
Time deposits	371,130	(99,102)	106,582
Other deposits	(255,585)	172,452	23,882
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	46,421	165,231	(64,531)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	53,526	185,861	(232,384)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,769	12,784	(14,998)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	157,594	144,810	159,808

CASH AND CASH EQUIVALENTS AT END OF YEAR	$175,363	$157,594	$144,810

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. United’s principal business activities are community banking and mortgage banking. The principal markets of United Bankshares, Inc. and subsidiaries (United) are Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia and Arlington, Fairfax, Loudoun and Prince William counties, Virginia. United’s mortgage banking activities are primarily through its wholly owned subsidiary, George Mason Mortgage, LLC.

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

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

Consistent with United’s existing method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. United’s method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt.

Loans Held for Sale: Loans held for sale consist of one-to-four family residential loans originated for sale in the secondary market and carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

The principal sources of revenue from United’s mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans; and (iii) interest earned on mortgage loans during the period that they are held by United pending sale.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to enter into the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to enter into the loan.

Allowance for Loan Losses: The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. Specific loss allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factors to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Management believes that the allowance for loan losses is adequate to provide for probable losses on existing loans based on information currently available.

Asset Securitization: As further discussed in Note C, United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are retained interests in the securitized assets. These retained interests in securitized assets are recorded at their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United estimates fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

United recognizes the excess of all cash flows attributable to the beneficial interests retained using the effective yield method. On a quarterly basis, United reviews its securitized assets for impairment. If the fair value of the beneficial interest has declined below its carrying value, then an impairment analysis is performed. If there has been an adverse change in the estimated cash flows from the previous cash flows projected, then the condition for an other-than-temporary impairment has been met and the beneficial interest is written down to the estimated fair value.

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less allowances for depreciation and amortization. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets.

Income Taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.

Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a 7 to 10 year period. Management reviews intangible assets on a periodic basis and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives (such as core deposit intangibles) be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment at least annually. SFAS No. 142 requires that a transitional impairment test of goodwill and indefinite-lived intangible assets be performed within six months of adoption and any resulting impairment loss be reported as a change in accounting principle. Effective January 1, 2002, United adopted SFAS No. 142, and discontinued the amortization of certain intangibles. No transitional impairment loss was recorded. Total goodwill of $90,416,000 and $80,848,000 as of December 31, 2002 and 2001, respectively, is comprised of goodwill recorded in United’s community banking segment. In December 2001, United acquired 100% of the outstanding common stock of Century Bancshares, Inc., Washington, D.C. (Century). The results of operations of Century, which are not significant, have been included in the consolidated results of operations from the date of acquisition. During 2002, United finalized the purchase price allocation for the Century acquisition. As a result of this evaluation, goodwill and shareholders’ equity increased by approximately $9.57 million and $10.28 million, respectively. There was no impact on net income, earnings per share or common shares outstanding.

In October of 2002, FASB issued Statement No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions,” to clarify the accounting for branch acquisitions. SFAS No. 147 specifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination and that goodwill that arises as a result of the acquisition be subject to the nonamortization provision of SFAS No. 142. United adopted SFAS No. 147 in the fourth quarter of 2002. Upon adoption, United ceased amortization of goodwill on branch acquisitions that were acquisitions of businesses. The favorable reduction in goodwill amortization expense was approximately $302 thousand.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$14,143	$(8,274)	$5,869

Goodwill not subject to amortization	$113,761	$(23,345)	$90,416

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$14,143	$(6,427)	$7,716

Goodwill not subject to amortization	$104,193	$(23,345)	$80,848

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The following table conforms prior period amounts to the current year presentation for amortization expense recognized in those periods related to certain intangible assets that are no longer amortized:

	For the Year Ended December 31
(Dollars in thousands, except per share)	2002	2001	2000
Reported net income	$88,933	$79,991	$58,976
Add back: Amortization of intangibles		$2,483	$2,217

Adjusted net income	$88,933	$82,474	$61,193

Basic earnings per share:
Reported net income	$2.09	$1.93	$1.41
Amortization of intangibles		$0.06	$0.05

Adjusted net income	$2.09	$1.99	$1.46

Diluted earnings per share:
Reported net income	$2.06	$1.90	$1.40
Amortization of intangibles		$0.06	$0.05

Adjusted net income	$2.06	$1.96	$1.45

In accordance with SFAS No. 142, United will continue to amortize finite-lived assets capitalized on its balance sheet in the form of core deposit intangibles. These intangibles will continue to be amortized over their remaining estimated useful lives, which range from one to six years. United incurred amortization expense of $1,846,000, $3,284,000 and $2,914,000 in 2002, 2001, and 2000, respectively, related to all intangible assets.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2002:

Year	Amount
(In thousands)
2003	$1,672
2004	1,273
2005	1,054
2006	876
2007	696
Thereafter	298

Stock Options: United has stock option plans for certain employees that are accounted for under the intrinsic value method. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense is recognized.

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method under the provisions of SFAS No. 123:

(Dollars in thousands, except per share)	Year Ended December 31,
	2002	2001	2000
Net Income, as reported	$88,933	$79,991	$58,976
Less pro forma expense related to options granted, net of tax	(779)	(653)	(592)

Pro forma net income	$88,154	$79,338	$58,384

Pro forma net income per share:
Basic – as reported	$2.09	$1.93	$1.41
Basic – pro forma	$2.07	$1.91	$1.39
Diluted – as reported	$2.06	$1.90	$1.40
Diluted – pro forma	$2.04	$1.89	$1.38

The estimated fair value of the options at the date of grant was $5.03, $5.54 and $3.83 for the options granted during 2002, 2001 and 2000, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.63%, 4.86% and 6.20%; dividend yields of 3.55%, 3.43%, and 4.38%; volatility factors of the expected market price of United’s common stock of 0.213, 0.217 and 0.221; and a weighted-average expected option life of 7 years.

Treasury Stock: United records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the weighted-average cost method.

Trust Assets and Income: Assets held in a fiduciary or agency capacity for customers are not included in the balance sheets since such items are not assets of the company. Trust income is reported on a cash basis. Reporting such income on an accrual basis would not materially affect United’s consolidated financial position or its results of operations as reported herein.

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 575,367 shares in 2002, 567,615 shares in 2001 and 301,314 shares in 2000.

Operating Segments: United operates in the community banking and mortgage banking businesses. Business results are based upon United’s management accounting practices and are provided to the chief operating decision maker for determination of resource allocation and performance.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

New Accounting Standards: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letter of credits.

FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45 initial application should not be revised or restated to reflect FIN 45’s provisions.

Significant commitments and contingent liabilities that have been entered into by United are disclosed in Note L, Notes to Consolidated Financial Statements.

NOTE B—INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,099	$94	$25	$29,168
State and political subdivisions	64,259	2,084	52	66,291
Mortgage-backed securities	737,829	24,027	518	761,338
Marketable equity securities	8,261	1,246	920	8,587
Other	156,750	2,131	1,951	156,930

Total	$996,198	$29,582	$3,466	$1,022,314

NOTE B—INVESTMENT SECURITIES – continued

	December 31, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,082	$651	$288	$61,445
State and political subdivisions	62,188	341	1,075	61,454
Mortgage-backed securities	861,799	17,587	1,919	877,467
Marketable equity securities	8,254	906	1,306	7,854
Other	140,392	767	2,099	139,060

Total	$1,133,715	$20,252	$6,687	$1,147,280

The amortized cost and estimated fair value of securities available for sale at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $737,829,000 and an estimated fair value of $761,338,000 at December 31, 2002 are included below based upon an estimated average life.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,838	$28,914
Due after one year through five years	11,665	11,920
Due after five years through ten years	145,800	149,909
Due after ten years	801,634	822,984
Marketable equity securities	8,261	8,587

Total	$996,198	$1,022,314

Gross realized gains and losses from sales of securities available for sale were $880,000 and $180,000; $2,382,000 and $1,605,000; and $2,316,000 and $15,676,000, respectively, in 2002, 2001 and 2000.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,062	$1,294		$18,356
State and political subdivisions	85,537	3,477	$30	88,984
Mortgage-backed securities	2,627	156		2,783
Other	157,950	5,727	6,807	156,870

Total	$263,176	$10,654	$6,837	$266,993

NOTE B—INVESTMENT SECURITIES – continued

	December 31, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,935	$285	$19	$30,201
State and political subdivisions	89,540	1,491	1,057	89,974
Mortgage-backed securities	4,278	132		4,410
Other	157,683	1,534	2,937	156,280

Total	$281,436	$3,442	$4,013	$280,865

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $2,627,000 and an estimated fair value of $2,783,000 at December 31, 2002 are included below based upon an estimated average life.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,973	$8,192
Due after one year through five years	29,276	31,170
Due after five years through ten years	50,490	54,691
Due after ten years	175,437	172,940

Total	$263,176	$266,993

As permitted, upon adopting SFAS No. 133 on January 1, 2001, debt securities with an amortized cost of $71,293,000 and an estimated fair value of $71,668,000 were transferred into the available for sale category from the held to maturity category.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $952,070,000 and $992,341,000 at December 31, 2002 and 2001, respectively.

NOTE C—ASSET SECURITIZATION

During 1999, United sold residential mortgage loans in a securitization transaction and recognized a pretax gain of $467,000. In that securitization, United retained subordinated interests that represent United’s right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the underlying financial assets. At the date of securitization, key economic assumptions

NOTE C—ASSET SECURITIZATION – continued

used in measuring the fair value of the retained interests were as follows: a weighted-average life of 5.3 years, expected cumulative credit losses of 15%, and discount rates of 8% to 18%.

For the years ended December 31, 2002 and 2001, United received cash of $8,385,000 and $10,926,000, respectively, on the retained interest in the securitization.

Key economic assumptions used in measuring the fair value of the retained interests were as follows:

	December 31
	2002	2001
Weighted-average life (in years)	3.1	3.6
Prepayment speed assumption (annual rate)	15.19% - 42.00%	17.13% - 35.99%
Cumulative default rate	19.21%	16.00%
Residual cash flows discount rate (annual rate)	3.97% - 13.31%	5.57% - 14.52%

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	December 31
(In thousands)	2002	2001
Fair value of retained interests	$34,087	$48,690
Prepayment curve:
Increase (Decline) in fair value of 10% adverse change	$234	$(1,204)
Increase (Decline) in fair value of 20% adverse change	$394	$(2,287)
Default curve:
Decline in fair value of 10% adverse change	$4,373	$2,598
Decline in fair value of 20% adverse change	$8,863	$5,299
Discount rate:
Decline in fair value of 10% adverse change	$581	$1,422
Decline in fair value of 20% adverse change	$1,143	$2,767

These sensitivities are hypothetical and should be used with caution. As indicated above, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another factor (for example, increases in market interest rates may result in lower prepayments) that might magnify or counteract the sensitivities.

NOTE C—ASSET SECURITIZATION – continued

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

(In thousands)	Total Principal Amount of Loans		Principal Amount of Loans 60 Days or More Past Due		Average Balances		Net Credit Losses
	At December 31,				During the Year
Type of Loan	2002	2001	2002	2001	2002	2001	2002	2001
Residential mortgage loans (fixed-rate)	$68,845	$109,105	$1,436	$2,479	$85,809	$131,066	$5,112	$6,549

NOTE D—LOANS

Major classifications of loans are as follows:

(In thousands)	December 31
	2002	2001
Commercial, financial and agricultural	$698,315	$662,070
Real estate:
Single-family residential	1,305,706	1,313,784
Commercial	931,491	891,118
Construction	170,847	195,063
Other	95,680	88,416
Installment	374,241	354,934

Total gross loans	$3,576,280	$3,505,385

The table above does not include loans held for sale of $582,718,000 and $368,625,000 at December 31, 2002 and 2001, respectively.

An analysis of the allowance for loan losses follows:

	Year Ended December 31
(In thousands)	2002	2001	2000
Balance at beginning of period	$47,408	$40,532	$39,599
Allowance of purchased subsidiaries		4,673
Provision charged to expense	7,937	12,833	15,745

	55,345	58,038	55,344

Loans charged off	9,499	12,359	15,845
Less recoveries	1,541	1,729	1,033

Net charge-offs	7,958	10,630	14,812

Balance at end of period	$47,387	$47,408	$40,532

The higher provision and charge-offs in 2001 and 2000 relate to losses from certain junior-lien mortgages reclassified from available for sale securities to portfolio loans in October 2000.

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $1,629,806,000 and $1,553,188,000 as of December 31, 2002 and 2001, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern

NOTE D—LOANS – continued

Ohio, and Virginia. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

At December 31, 2002, the recorded investment in loans that were considered to be impaired was $10,023,000 (of which $6,890,000 was on a nonaccrual basis). Included in this amount was $3,427,000 of impaired loans for which the related allowance for loan losses was $845,000, and $6,596,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2001, the recorded investment in loans that were considered to be impaired was $12,593,000 (of which $8,068,000 was on a nonaccrual basis).

Included in this amount was $5,643,000 of impaired loans for which the related allowance for loan losses was $639,000, and $6,950,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000 was approximately $10,935,000, $12,654,000 and $15,557,000, respectively.

The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $618,000, $723,000 and $1,519,000 for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, United recognized interest income on those impaired loans of approximately $393,000, $373,000 and $649,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

At December 31, 2002 and 2001, other real estate owned included in Other Assets in the Consolidated Balance Sheets was $4,267,000 and $2,763,000, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $135,043,000 and $107,305,000 at December 31, 2002 and 2001, respectively. During 2002, $297,044,000 of new loans were made, repayments totaled $256,483,000, and other changes due to the change in composition of United’s board members and executive officers approximated $12,823,000.

NOTE E—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2002	2001
Land	$11,799	$11,799
Buildings and improvements	47,732	47,115
Leasehold improvements	13,781	12,188
Furniture, fixtures and equipment	64,069	60,079

	137,381	131,181
Less allowance for depreciation and amortization	88,458	82,787

Net bank premises and equipment	$48,923	$48,394

United and certain banking subsidiaries have entered into various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $6,041,000, $4,813,000 and $4,858,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2002, consisted of the following:

Year	Amount
(In thousands)
2003	$4,433
2004	3,787
2005	3,308
2006	2,917
2007	2,360
Thereafter	9,492

Total minimum lease payments	$26,297

NOTE F—DEPOSITS

The book value of deposits consisted of the following:

(In thousands)	December 31
	2002	2001
Noninterest-bearing checking	$570,096	$653,785
Interest-bearing checking	155,710	128,211
Regular savings	371,817	367,602
Money market accounts	1,097,800	881,784
Time deposits under $100,000	1,174,169	1,357,479
Time deposits over $100,000	531,256	398,932

Total deposits	$3,900,848	$3,787,793

Interest paid on deposits approximated $82,606,000, $121,523,000 and $122,759,000 in 2002, 2001 and 2000, respectively.

NOTE F—DEPOSITS – continued

At December 31, 2002, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2003	$1,060,012
2004	401,330
2005	110,080
2006	38,910
2007 and thereafter	95,093

Total	$1,705,425

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $69,281,000 and $33,205,000 at December 31, 2002 and 2001, respectively.

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $210,600,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United, through the parent company, has available funds of $50,000,000 to provide for general liquidity needs under a one-year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At December 31, 2002, United had no outstanding balance under the line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds onto the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2002, United Bank (VA) had reached its maximum balance and thus no additional funding is available until the Treasury withdraws or “calls” all or a portion of the funds.

At December 31, 2002 and 2001, short-term borrowings and the related weighted-average interest rates were as follows:

	2002		2001
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Federal funds purchased	$57,153	1.38%	$43,831	1.66%
Securities sold under agreements to repurchase	511,300	1.58%	477,796	2.04%
TT&L note option	5,096	0.99%	5,501	1.51%

Total	$573,549		$527,128

NOTE G—SHORT-TERM BORROWINGS – continued

Information concerning securities sold under agreements to repurchase (dollars in thousands) is summarized as follows:

	2002	2001
Average balance during the year	$480,595	$390,545
Average interest rate during the year	1.96%	3.46%
Maximum month-end balance during the year	$513,607	$503,887

Interest paid on short-term borrowings approximated $10,217,000, $14,361,000 and $20,484,000 in 2002, 2001 and 2000, respectively.

NOTE H—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At December 31, 2002, United had an unused borrowing amount of approximately $544,196,000 available. However, without the delivery of additional collateral, United has approximately $96,287,000 available for advances from the FHLB at prevailing interest rates.

At December 31, 2002 and 2001, long-term borrowings and the related weighted-average interest rates were as follows:

	2002		2001
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
FHLB advances	$679,712	6.33%	$736,455	6.06%

At December 31, 2002, the scheduled maturities of FHLB advances are as follows:

Year	Amount
(In thousands)
2003	$734
2004	13,741
2005	90,000
2006	2,150
2007 and thereafter	573,087

Total	$679,712

Interest paid on long-term borrowings approximated $42,861,000, $43,455,000 and $49,300,000 in 2002, 2001 and 2000, respectively.

NOTE I—TRUST PREFERRED SECURITIES

United has three statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to

NOTE I—TRUST PREFERRED SECURITIES – continued

all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. Dividends to the holders of the Capital Securities are included in the Consolidated Statements of Income as interest expense. The Capital Securities are presented as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Mandatorily redeemable capital securities of subsidiary trusts.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

During the fourth quarter of 2002, United formed United Statutory Trust I (United Trust I) and United Statutory Trust II (United Trust II) to participate in two pooled Capital Securities offerings in two separate transactions totaling $20.0 million. United Trust I participated in a $10.0 million Capital Securities offering of a third party and received net cash proceeds of $9.710 million after considering the third party’s placement fee. The proceeds were invested in junior subordinated debts of United paying interest quarterly at a floating rate equal to 3-month LIBOR plus 325 basis points subject to an interest rate cap of 11.75%. United Trust II participated in a $10.0 million Capital Securities offering of a third party and received net cash proceeds of $9.695 million after considering the third party’s placement fee. The proceeds were invested in an equivalent amount of floating rate junior subordinated debts of United paying interest quarterly at a floating rate equal to 3-month LIBOR plus 335 basis points subject to an interest rate cap of 12.50%. Under the terms of the transactions, the Capital Securities will have a maturity of 30 years and are redeemable after five years with certain exceptions. United will use the proceeds from the Capital Securities offerings to repurchase outstanding shares of its common stock and to fund future growth. For regulatory purposes, the $20.0 million total of Capital Securities for the two trusts qualifies as Tier I capital in accordance with regulatory reporting requirements.

As part of the acquisition of Century, United assumed all the obligations of Century and its subsidiaries. One such subsidiary, Century Capital Trust I (Century Trust) is a statutory business trust formed during the first quarter of 2000. Century Trust issued $8.8 million of Capital Securities to a third party and received net cash proceeds of $8.536 million after considering the underwriter’s discount. For regulatory purposes, the $8.8 million of Capital Securities are included in Tier II capital in accordance with regulatory reporting requirements. The Capital Securities pay cash dividends semiannually at an annual rate of 10.875% of the liquidation preference. Subject to the prior approval of the Federal Reserve Board, the Capital Securities, the assets of the Century Trust, and the common securities issued by Century Trust are redeemable at the option of United in whole or in part on or after March 8, 2010, or at any time, in whole but not in part, from the date of issuance, upon the occurrence of certain events.

NOTE I—TRUST PREFERRED SECURITIES– continued

At December 31, 2002 and 2001, trust preferred securities and the related weighted-average interest rates were as follows:

	2002		2001
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Capital Trust I	$8,861	10.88%	$8,800	10.88%
United Statutory Trust I	10,000	4.66%
United Statutory Trust II	10,000	4.76%

Total	$28,861		$8,800

NOTE J—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2002	2001	2000
Current expense:
Federal	$42,665	$40,585	$33,579
State	1,520	1,412	1,590
Deferred benefit:
Federal and State	(4,785)	(3,258)	(6,445)

Income taxes	$39,400	$38,739	$28,724

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$44,917	35.0%	$41,556	35.0%	$30,695	35.0%
Plus: State income taxes net of federal tax benefits	988	0.8	917	0.8	1,034	1.2

	45,905	35.8	42,473	35.8	31,729	36.2
Increase (decrease) resulting from:
Tax-exempt interest income	(3,653)	(2.8)	(3,465)	(2.9)	(3,380)	(3.9)
Intangible amortization			742	0.6	768	0.9
Other items-net	(2,852)	(2.3)	(1,011)	(0.9)	(393)	(0.4)

Income taxes	$39,400	30.7%	$38,739	32.6%	$28,724	32.8%

NOTE J—INCOME TAXES – continued

Federal income tax benefit applicable to securities transactions in 2002, 2001, and 2000 approximated $2,193,000, $181,000 and $4,852,000, respectively. Income taxes paid approximated $40,446,000, $31,576,000 and $36,065,000 in 2002, 2001 and 2000, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of United’s deferred tax assets and liabilities (included in other assets) at December 31, 2002 and 2001 are as follows:

(In thousands)	2002	2001
Deferred tax assets:
Allowance for loan losses	$16,261	$16,269
Accrued benefits payable	2,271	1,524
Other accrued liabilities	4,183	5,114
Interest in securitization trust		473
Net operating loss carryforward	1,202	2,491
Other	2,329	2,408

Total deferred tax assets	26,246	28,279

Deferred tax liabilities:
Premises and equipment	1,992	792
Purchase accounting intangibles	638	745
Deferred mortgage points	2,544	2,480
Securities available for sale	6,997	2,307
Other	1,699	1,211

Total deferred tax liabilities	13,870	7,535

Net deferred tax assets	$12,376	$20,744

NOTE K—EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering substantially all employees. The benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. United’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

NOTE K—EMPLOYEE BENEFIT PLANS – continued

Net periodic pension cost included the following components:

(In thousands)	Year Ended December 31,
	2002	2001	2000
Service cost	$1,730	$1,426	$1,344
Interest cost	2,585	2,179	2,050
Expected return on plan assets	(3,795)	(4,420)	(4,075)
Amortization of transition asset	(307)	(131)	(131)
Recognized net actuarial gain		(1,045)	(1,136)
Amortization of prior service cost	63	63	63

Net periodic pension cost (benefit)	$276	$(1,928)	$(1,885)

A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

(In thousands)	December 31,
	2002	2001
Benefit obligation at beginning of year	$32,588	$26,922
Benefit obligation at beginning of year for acquired institution	1,313
Service cost	1,730	1,426
Interest cost	2,585	2,179
Actuarial loss	1,441	3,133
Benefits paid	(1,123)	(1,072)
Loss due to change in plan provisions	14

Benefit obligation at end of year	38,548	32,588

Fair value of plan assets at beginning of year	36,574	45,846
Fair value of plan assets at beginning of year for acquired subsidiaries	2,891
Actual return on plan assets	(3,958)	(8,200)
Benefits paid	(1,123)	(1,072)

Fair value of plan assets at end of year	34,384	36,574

Funded status	(4,164)	3,986
Unrecognized net actuarial gain	12,002	2,808
Unrecognized prior service cost	23	72
Unrecognized net transition asset	(1,441)	(169)

Pension asset	$6,420	$6,697

During 2002, certain employees of a previously acquired institution were allowed to transfer into United’s defined benefit plan. The associated benefits accumulated by these employees in their previous plan were assumed by United’s defined benefit plan.

NOTE K—EMPLOYEE BENEFIT PLANS – continued

At December 31, 2002 and 2001, the weighted average discount rate of 7.00% and 7.75%, respectively, and the rate of increase in future compensation levels of 4% and 5%, respectively, were used in determining the actuarial present value of the projected benefit obligation. The weighted-average expected long-term rate of return on United’s plan assets was 9.50% for the year ended December 31, 2002 and 9.75% for the year ended December 31, 2001.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. After one year of eligible service, United matches 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $803,000, $733,000 and $906,000 in 2002, 2001 and 2000, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2002, the combined plan assets included 737,829 shares of United common stock with an approximate fair value of $21,442,000. Dividends paid on United common stock held by the plans approximated $671,000 for the year ended December 31, 2002.

United has certain other deferred compensation plans covering various key employees. Periodic charges are made to operations so that the present value of the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has various incentive stock option plans for key employees that provide for the granting of stock options of up to 4,400,000 shares of common stock. At December 31, 2002, United had available 1,452,942 shares of common stock available for future grants to key employees. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United’s common stock on the date of grant. Accordingly, no compensation expense is recognized for these options.

The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.26 to $ 29.37	1,880,419	6.5 years	$20.13	1,406,676	$18.65

NOTE K—EMPLOYEE BENEFIT PLANS – continued

The following is a summary of activity of United’s Incentive Stock Option Plans:

	Stock Options	Range of Exercise Prices
Outstanding at January 1, 2000	1,538,393	27.00	2.98
Granted	230,400	19.19
Exercised	197,663	15.00	6.88
Forfeited	57,439	27.00	22.00
Outstanding at December 31, 2000	1,513,691	27.00	2.98
Granted	259,200	27.12
Exercised	259,817	27.00	2.98
Assumed in acquisition of subsidiary	512,973	19.48	4.26
Forfeited	73,764	27.00	9.62
Outstanding at December 31, 2001	1,952,283	27.12	4.26
Granted	294,958	29.37
Exercised	341,503	27.12	4.26
Forfeited	25,319	27.12	19.19
Outstanding at December 31, 2002	1,880,419	$29.37	$4.26

Exercisable at:
December 31, 2000	1,086,291	$27.00	$2.98
December 31, 2001	1,507,076	$27.00	$4.26
December 31, 2002	1,406,676	$27.12	$4.26

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

NOTE L—COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,285,533,000 and

NOTE L—COMMITMENTS AND CONTINGENT LIABILITIES – continued

$937,933,000 of loan commitments outstanding as of December 31, 2002 and 2001, respectively, substantially all of which expire within one year. At December 31, 2002 and 2001, United had commitments to originate $249,979,000 and $75,316,000, respectively, of mortgage loans to sell in the secondary market.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $3,171,000 and $2,733,000 as of December 31, 2002 and 2001, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $95,923,000 and $100,713,000 as of December 31, 2002 and 2001, respectively.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

NOTE M—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

	December 31
(In thousands)	2002	2001
Assets
Cash and due from banks	$15,700	$14,458
Securities available for sale	9,742	8,199
Securities held to maturity	6,551	6,855
Loans	4,417	5,700
Investment in subsidiaries:
Bank subsidiaries	557,363	494,216
Nonbank subsidiaries	2,884	1,414
Other assets	1,361	1,017

Total Assets	$598,018	$531,859

Liabilities and Shareholders’ Equity
Line of credit from banking subsidiary	$16,000	$8,000
Junior subordinated debentures of subsidiary trusts	20,620
Accrued expenses and other liabilities	19,859	17,330
Shareholders’ equity (including other accumulated comprehensive income of $13,060 and $4,351 at December 31, 2002 and 2001, respectively)	541,539	506,529

Total Liabilities and Shareholders’ Equity	$598,018	$531,859

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2002	2001	2000
Income
Dividends from banking subsidiaries	$54,001	$71,000	$45,500
Net interest income	897	1,015	1,074
Management fees:
Bank subsidiaries	6,368	4,019	4,130
Nonbank subsidiaries	12	12	12
Other income	12	13	2,188

Total Income	61,290	76,059	52,904

Expenses
Interest paid to banking subsidiary	617	223	372
Operating expenses	6,196	5,384	4,615

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	54,477	70,452	47,917
Applicable income tax (benefit) expense	(151)	(178)	798

Income Before Equity in Undistributed Net Income (Loss) of Subsidiaries	54,326	70,630	47,119
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiaries	34,607	9,392	11,795
Nonbank subsidiaries		(31)	62

Net Income	$88,933	$79,991	$58,976

NOTE M—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION – continued

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2002	2001	2000
Operating Activities
Net income	$88,933	$79,991	$58,976
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income
of subsidiaries	(34,607)	(9,361)	(11,857)
Depreciation and net amortization	32	12	7
Net (gain) loss on securities transactions	(82)	48	(2,168)
Net change in other assets and liabilities	1,273	11,927	(9,511)

Net Cash Provided by Operating Activities	55,549	82,617	35,447

Investing Activities
Net (purchases of) proceeds from securities	(460)	302	1,464
Cash paid in acquisition of subsidiary		(15,102)
Increases in investment in subsidiaries	(11,470)
Repayment on loan balances by customers	1,283	1,205	4,189

Net Cash (Used in) Provided by Investing Activities	(10,647)	(13,595)	5,653

Financing Activities
Net advances on line of credit from subsidiary	8,000	3,000	4,000
Net advances from subsidiary trusts	20,620
Cash dividends paid	(39,753)	(36,990)	(35,468)
Acquisition of treasury stock	(36,899)	(27,059)	(18,384)
Proceeds from exercise of stock options	4,372	2,766	2,370

Net Cash Used in Financing Activities	(43,660)	(58,283)	(47,482)

Increase (Decrease) in Cash and Cash Equivalents	1,242	10,739	(6,382)
Cash and Cash Equivalents at Beginning of Year	14,458	3,719	10,101

Cash and Cash Equivalents at End of Year	$15,700	$14,458	$3,719

NOTE N—OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2002	2001	2000
Other expense:
Data processing	$3,935	$3,488	$3,153
Legal and consulting	2,788	2,739	3,923
Advertising	2,898	2,186	2,803
Goodwill amortization		3,287	3,266
Equipment expense	8,874	7,535	7,589

NOTE O—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2002, was approximately $51,827,000 and $49,143,000, respectively.

The primary source of funds for the dividends paid by United Bankshares, Inc. to its shareholders is dividends received from its subsidiary banks. Dividends paid by United’s subsidiary banks are subject to certain regulatory limitations. Generally, the most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s net income, as defined, plus the retained net profits of the two preceding years.

During 2003, the retained net profits available for distribution to United Bankshares, Inc. as dividends without regulatory approval, are approximately $13,801,000, plus net income for the interim period through the date of declaration from United Bank (VA). United Bank (WV) will need regulatory approval to pay dividends to the parent company.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $25,731,000 at December 31, 2002, and must be secured by qualifying collateral.

United’s subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Pursuant to capital adequacy guidelines, United’s subsidiary banks must meet specific capital guidelines that involve various quantitative measures of the banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. United’s subsidiary banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. As of December 31, 2002, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2002, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

NOTE O—REGULATORY MATTERS – continued

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$508,145	11.8%	$345,752	≥	8.0%	$432,190	≥	10.0%
United Bank (WV)	307,544	11.6%	213,106	≥	8.0%	266,382	≥	10.0%
United Bank (VA)	193,672	11.1%	139,155	≥	8.0%	173,944	≥	10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	451,750	10.5%	172,876	≥	4.0%	259,314	≥	6.0%
United Bank (WV)	278,084	10.4%	106,553	≥	4.0%	159,829	≥	6.0%
United Bank (VA)	170,183	9.8%	69,578	≥	4.0%	104,367	≥	6.0%
Tier I Capital (to Average Assets):
United Bankshares	451,750	8.0%	226,875	≥	4.0%	283,594	≥	5.0%
United Bank (WV)	278,084	8.1%	137,918	≥	4.0%	172,398	≥	5.0%
United Bank (VA)	170,183	7.3%	93,272	≥	4.0%	116,590	≥	5.0%
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$469,527	11.4%	$330,332	≥	8.0%	$412,914	≥	10.0%
United Bank (WV)	295,411	11.2%	211,773	≥	8.0%	264,716	≥	10.0%
United Bank (VA)	158,872	10.1%	126,178	≥	8.0%	157,722	≥	10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	413,319	10.0%	165,166	≥	4.0%	247,749	≥	6.0%
United Bank (WV)	266,273	10.1%	105,886	≥	4.0%	158,830	≥	6.0%
United Bank (VA)	135,102	8.6%	63,089	≥	4.0%	94,633	≥	6.0%
Tier I Capital (to Average Assets):
United Bankshares	413,319	8.0%	207,991	≥	4.0%	259,988	≥	5.0%
United Bank (WV)	266,273	7.6%	139,350	≥	4.0%	174,187	≥	5.0%
United Bank (VA)	135,102	7.6%	71,013	≥	4.0%	88,766	≥	5.0%

United’s mortgage banking entity, George Mason Mortgage, LLC (GMMC), is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (HUD). Failure to meet minimum capital requirements of HUD can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on GMMC’s operations.

The minimum net worth requirement of HUD at December 31, 2002 and December 31, 2001 was $1 million. GMMC’s net worth was $26.0 million at December 31, 2002 and $17.1 million at December 31, 2001, which significantly exceeded the HUD requirements.

NOTE P—FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by United in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities: The estimated fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: The estimated fair values of variable-rate loans that reprice frequently with no significant change in credit risk are based on carrying values. The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar creditworthiness. The estimated fair value of loans held for sale is based upon the market price of similar loans which is not materially different than cost due to the short time duration between origination and sale.

Derivative Financial Instruments: The estimated fair value of derivative financial instruments is based upon the current market price for similar instruments.

Off-Balance Sheet Instruments: Fair values of United’s loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair values of these commitments approximate their carrying values.

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

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Long-term Borrowings: The fair values of United’s Federal Home Loan Bank borrowings and trust preferred securities are estimated using discounted cash flow analyses, based on United’s current incremental borrowing rates for similar types of borrowing arrangements.

NOTE P—FAIR VALUES OF FINANCIAL INSTRUMENTS – continued

The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2002		December 31, 2001
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$175,363	$175,363	$157,594	$157,594
Securities available for sale	1,022,314	1,022,314	1,147,280	1,147,280
Securities held to maturity	263,176	266,993	281,436	280,865
Loans held for sale	582,718	582,718	368,625	368,625
Loans	3,573,161	3,637,290	3,502,334	3,579,568
Derivative financial assets	1,255	1,255	3,654	3,654
Deposits	3,900,848	3,924,066	3,787,793	3,581,245
Short-term borrowings	573,549	575,456	527,128	529,312
Long-term borrowings	708,573	781,908	745,255	784,428
Derivative financial liabilities	4,571	4,571

NOTE Q—SEGMENT INFORMATION

The following information is based on United’s current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand-alone basis. The results are not necessarily comparable with similar information of other companies.

(In thousands)	Mortgage Banking	Community Banking	General Corporate and Other	Consolidated
2002
Net interest income	$12,600	$192,034	$2,287	$206,921
Provision for loan losses		7,937		7,937
Net interest income after provision for loan losses	12,600	184,097	2,287	198,984
Noninterest income	36,142	37,250	87	73,479
Noninterest expense	32,478	111,806	(154)	144,130
Income before income taxes	16,264	109,541	2,528	128,333
Income tax expense	4,079	34,523	798	39,400
Net income	12,185	75,018	1,730	88,933
Average total assets	333,064	5,322,636	(64,433)	5,591,267

2001
Net interest income	$8,005	$176,274	$824	$185,103
Provision for loan losses		12,833		12,833
Net interest income after provision for loan losses	8,005	163,441	824	172,270
Noninterest income	26,518	35,722	(35)	62,205
Noninterest expense	22,808	91,524	1,413	115,745
Income before income taxes	11,715	107,639	(624)	118,730
Income tax expense	3,139	35,793	(193)	38,739
Net income	8,576	71,846	(431)	79,991
Average total assets	209,701	4,851,227	(19,732)	5,041,196

2000
Net interest income	$3,468	$175,808	$805	$180,081
Provision for loan losses	34	15,711		15,745
Net interest income after provision for loan losses	3,434	160,097	805	164,336
Noninterest income	16,152	15,446	2,188	33,786
Noninterest expense	14,101	95,836	485	110,422
Income before income taxes	5,485	79,707	2,508	87,700
Income tax expense	1,839	26,057	828	28,724
Net income	3,646	53,650	1,680	58,976
Average total assets	125,120	4,920,913	(109,428)	4,936,605

General corporate and other includes intercompany eliminations.

NOTE R—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2002 and 2001 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Interest income	$85,238	$84,738	$86,413	$83,089
Interest expense	34,590	33,322	32,677	31,968
Net interest income	50,648	51,416	53,736	51,121
Provision for loan losses	2,227	1,675	1,823	2,212
Income from mortgage banking operations	6,450	7,148	11,203	11,341
Securities losses, net	(304)	(289)	(4,368)	(1,305)
Other noninterest income	9,791	10,411	11,894	11,507
Noninterest expense	32,030	34,829	38,697	38,574
Income taxes	10,507	9,976	9,592	9,325
Net income (1)	21,821	22,206	22,353	22,553

Per share data:
Average shares outstanding (000s):
Basic	42,899	42,692	42,419	42,156
Diluted	43,549	43,391	43,104	42,670
Net income per share:
Basic	$0.51	$0.52	$0.53	$0.53
Diluted	$0.50	$0.51	$0.52	$0.53
Dividends per share	$0.23	$0.23	$0.24	$0.25

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Interest income	$91,997	$91,696	$90,296	$86,621
Interest expense	47,777	45,467	43,721	38,542
Net interest income	44,220	46,229	46,575	48,079
Provision for loan losses	2,499	2,143	4,145	4,046
Income from mortgage banking operations	5,225	6,469	7,343	7,481
Securities gains (losses), net	142	(718)	(647)	705
Other noninterest income	8,578	9,145	9,060	9,422
Noninterest expense	26,996	29,453	28,882	30,414
Income taxes	9,318	9,745	9,524	10,152
Net income (1)	19,352	19,784	19,780	21,075

Per share data:
Average shares outstanding (000s):
Basic	41,703	41,467	41,264	41,559
Diluted	42,020	41,823	41,623	42,218
Net income per share:
Basic	$0.46	$0.48	$0.48	$0.51
Diluted	$0.46	$0.47	$0.48	$0.49
Dividends per share	$0.22	$0.23	$0.23	$0.23

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.