Form 10-Q
period 2003-03-31
UNITED BANKSHARES INC/WV
filed 2003-05-13
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

Commission File Number: 0-13322

United Bankshares, Inc.

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0641179 (I.R.S. Employer Identification No.)

300 United Center 500 Virginia Street, East Charleston, West Virginia	25301

(Address of Principal Executive Offices)	Zip Code

Registrant’s Telephone Number, including Area Code: (304) 424-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)   Yes [X]  NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class - Common Stock, $2.50 Par Value; 41,647,132 shares outstanding as of April 30, 2003.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	5
Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2003 and 2002	6
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Three Months Ended March 31, 2003	7
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2003 and 2002	8
Notes to Consolidated Financial Statements	9
Information required by Item 303 of Regulation S-K
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Changes in Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS--Continued

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2003 and December 31, 2002, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 2003 and 2002, and the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2003, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31	December 31
	2003	2002

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$164,894	$162,261
Interest-bearing deposits with other banks	91,858	13,102
Federal funds sold	32,725

Total cash and cash equivalents	289,477	175,363
Securities available for sale at estimated fair value (amortized cost-$1,067,243 at March 31, 2003 and $996,198 at December 31, 2002)	1,088,284	1,022,314
Securities held to maturity (estimated fair value-$269,187 at March 31, 2003 and $266,993 at December 31, 2002)	262,002	263,176
Loans held for sale	478,706	582,718
Loans	3,498,866	3,576,280
Less: Unearned income	(3,085)	(3,119)

Loans net of unearned income	3,495,781	3,573,161
Less: Allowance for loan losses	(46,985)	(47,387)

Net loans	3,448,796	3,525,774
Bank premises and equipment	48,278	48,923
Goodwill	89,600	90,416
Accrued interest receivable	27,294	27,577
Other assets	84,102	55,758

TOTAL ASSETS	$5,816,539	$5,792,019

Liabilities
Domestic deposits:
Noninterest-bearing	$836,636	$739,228
Interest-bearing	3,139,318	3,161,620

Total deposits	3,975,954	3,900,848
Borrowings:
Federal funds purchased	15,545	57,153
Securities sold under agreements to repurchase	501,807	511,300
Federal Home Loan Bank borrowings	679,409	679,712
Mandatorily redeemable capital securities of subsidiary trusts	28,858	28,861
Other borrowings	3,275	5,096
Accrued expenses and other liabilities	69,818	67,510

TOTAL LIABILITIES	5,274,666	5,250,480
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at March 31, 2003 and December 31, 2002, including 1,637,050 and 1,349,801 shares in treasury at March 31, 2003 and December 31, 2002, respectively	108,454	108,454
Surplus	88,966	89,360
Retained earnings	381,239	369,122
Accumulated other comprehensive income	9,885	13,060
Treasury stock, at cost	(46,671)	(38,457)

TOTAL SHAREHOLDERS’ EQUITY	541,873	541,539

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,816,539	$5,792,019

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31

	2003	2002

Interest income
Interest and fees on loans	$60,680	$63,789
Interest on federal funds sold and other short-term investments	388	362
Interest and dividends on securities:
Taxable	13,877	18,637
Tax-exempt	2,279	2,450

Total interest income	77,224	85,238
Interest expense
Interest on deposits	16,571	21,799
Interest on short-term borrowings	2,205	2,360
Interest on long-term borrowings	10,819	10,431

Total interest expense	29,595	34,590

Net interest income	47,629	50,648
Provision for loan losses	1,455	2,227

Net interest income after provision for loan losses	46,174	48,421
Other income
Income from mortgage banking operations	11,972	6,450
Service charges, commissions, and fees	8,121	7,155
Income from fiduciary activities	2,275	2,274
Security gains (losses)	866	(304)
Other income	361	362

Total other income	23,595	15,937
Other expense
Salaries and employee benefits	21,631	17,614
Net occupancy expense	3,316	2,639
Other expense	12,618	11,777

Total other expense	37,565	32,030

Income before income taxes	32,204	32,328
Income taxes	9,661	10,507

Net income	$22,543	$21,821

Earnings per common share:
Basic	$0.54	$0.51

Diluted	$0.53	$0.50

Dividends per common share	$0.25	$0.23

Average outstanding shares:
Basic	41,891,007	42,899,060
Diluted	42,355,229	43,548,650

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

			Three Months Ended March 31, 2003

	Common Stock				Accumulated
					Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders'
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2003	43,381,769	$108,454	$89,360	$369,122	$13,060	($38,457)	$541,539
Comprehensive income (loss):
Net income	—	—	—	22,543	—	—	22,543
Other comprehensive income (loss), net of tax:
Unrealized loss on securities of $2,735 net of reclassification adjustment for gains included in net income of $563	—	—	—	—	(3,298)	—	(3,298)
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	123	—	123

Total comprehensive income							19,368
Purchase of treasury stock (318,812 shares)	—	—	—	—	—	(9,078)	(9,078)
Cash dividends ($0.25 per share)	—	—	—	(10,426)	—	—	(10,426)
Common stock options exercised (31,563 shares)	—	—	(394)	—	—	864	470

Balance at March 31, 2003	43,381,769	$108,454	$88,966	$381,239	$9,885	($46,671)	$541,873

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$135,824	$164,941

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	1,363	5,596
Purchases of investment securities		(7)
Proceeds from sales of securities available for sale	28,727	35,871
Proceeds from maturities and calls of securities available for sale	277,723	107,520
Purchases of securities available for sale	(376,999)	(203,429)
Purchase of bank-owned life insurance	(30,000)
Net purchases of bank premises and equipment	(971)	(815)
Net change in loans	75,473	12,664

NET CASH USED IN INVESTING ACTIVITIES	(24,684)	(42,600)

FINANCING ACTIVITIES
Cash dividends paid	(10,526)	(9,891)
Proceeds from exercise of stock options	470	2,139
Acquisition of treasury stock	(9,078)	(9,094)
Repayment of Federal Home Loan Bank borrowings	(76)	(55,170)
Proceeds from Federal Home Loan Bank borrowings		225
Changes in:
Deposits	75,106	32,236
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	(52,922)	(44,074)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,974	(83,629)

Increase in cash and cash equivalents	114,114	38,712
Cash and cash equivalents at beginning of year	175,363	157,594

Cash and cash equivalents at end of period	$289,477	$196,306

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.   GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2003 and 2002 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in United’s 2002 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2002 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly-owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. United adopted FIN 45 on January 1, 2003 and the adoption did not have a material impact on United’s consolidated financial position or its results of operations. Significant commitments and contingent liabilities that have been entered into by United are disclosed in Note 10, Notes to Consolidated Financial Statements.

United has stock option plans for certain employees that are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense is recognized. On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation.

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method under the provisions of SFAS No. 123:

	Three Months Ended
	March 31,

	2003	2002

Net Income, as reported	$22,543	$21,821
Less pro forma expense related to options granted, net of tax	(211)	(169)

Pro forma net income	$22,332	$21,652

Pro forma net income per share:
Basic – as reported	$0.54	$0.51
Basic – pro forma	$0.53	$0.50
Diluted – as reported	$0.53	$0.50
Diluted – pro forma	$0.53	$0.50

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities obtained after that date. United is in the process of evaluating the applicability of FIN 46, but does not believe adoption of this standard will have a material impact on its results of operations or financial position.

2.  ACQUISITION

On April 4, 2003, United entered into an agreement with Sequoia Bancshares, Inc. (Sequoia) headquartered in Bethesda, Maryland to acquire 100% of the outstanding common stock of Sequoia. Under the agreement, each outstanding share of common stock of Sequoia will be converted into 1.4071 shares of United common stock or cash of $39.40, or a combination thereof, subject to elections and allocation procedures and the right to receive cash in lieu of any fractional share without interest. The transaction, valued at approximately $112 million at the time of the agreement, will be accounted for using the purchase method of accounting. Sequoia, with $547 million in assets as of the agreement date, has 12 full service offices located in northern Virginia, Washington, D.C., and Montgomery County, Maryland. It is anticipated that the proposed acquisition will be consummated during the fourth quarter of 2003. Consummation of the transaction is subject to approval of the shareholders of Sequoia and the receipt of all required regulatory approvals, as well as other customary conditions.

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

		March 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$59,700	$52	$20	$59,732
State and political subdivisions	61,713	2,124		63,837
Mortgage-backed securities	766,864	19,178	368	785,674
Marketable equity securities	12,418	1,136	1,018	12,536
Other	166,548	2,033	2,076	166,505

Total	$1,067,243	$24,523	$3,482	$1,088,284

		December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,099	$94	$25	$29,168
State and political subdivisions	64,259	2,084	52	66,291
Mortgage-backed securities	737,829	24,027	518	761,338
Marketable equity securities	8,261	1,246	920	8,587
Other	156,750	2,131	1,951	156,930

Total	$996,198	$29,582	$3,466	$1,022,314

The cumulative net unrealized gains on available for sale securities resulted in increases of $13,676 and $16,975 in shareholders’ equity, net of deferred income taxes at March 31, 2003 and December 31, 2002, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 2003 and December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an estimated fair value of $785,674 and $848,991 at March 31, 2003 and December 31, 2002, respectively, and an amortized cost of $766,864 and $821,697 at March 31, 2002 and December 31, 2002, respectively, are included below based upon an estimated average life.

	March 31, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$57,518	$57,554	$28,838	$28,914
Due after one year through five years	55,668	60,702	11,665	11,920
Due after five years through ten years	154,585	158,265	145,800	149,909
Due after ten years	787,054	799,227	801,634	822,984
Marketable equity securities	12,418	12,536	8,261	8,587

Total	$1,067,243	$1,088,284	$996,198	$1,022,314

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

		March 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$16,984	$1,269		$18,253
State and political subdivisions	83,970	3,934	$28	87,876
Mortgage-backed securities	2,255	119		2,374
Other	158,793	6,682	4,791	160,684

Total	$262,002	$12,004	$4,819	$269,187

		December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,062	$1,294		$18,356
State and political subdivisions	85,537	3,477	$30	88,984
Mortgage-backed securities	2,627	156		2,783
Other	157,950	5,727	6,807	156,870

Total	$263,176	$10,654	$6,837	$266,993

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2003 and December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $2,374 and $2,627 at March 31, 2003 and December 31, 2002, respectively, and an estimated fair value of $2,255 and $2,783 at March 31, 2003 and December 31, 2002, respectively are included below based upon an estimated average life. There were no sales of held to maturity securities.

	March 31, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$12,777	$13,133	$7,973	$8,192
Due after one year through five years	28,459	30,686	29,276	31,170
Due after five years through ten years	46,196	50,995	50,490	54,691
Due after ten years	174,570	174,373	175,437	172,940

Total	$262,002	$269,187	$263,176	$266,993

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $979,726 and $952,070 at March 31, 2003 and December 31, 2002, respectively.

4.  LOANS

Major classifications of loans are as follows:

	March 31,	December 31,
	2003	2002

Commercial, financial and agricultural	$641,835	$698,315
Real estate:
Single-family residential	1,296,065	1,305,706
Commercial	882,421	931,491
Construction	239,984	170,847
Other	81,738	95,680
Installment	356,823	374,241

Total gross loans	$3,498,866	$3,576,280

The table above does not include loans held for sale of $478,706 and $582,718 at March 31, 2003 and December 31, 2002, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $147,193 and $135,043 at March 31, 2003 and December 31, 2002, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

A progression of the allowance for loan losses for the periods presented is summarized as follows:

	Three Months Ended
	March 31

	2003	2002

Balance at beginning of period	$47,387	$47,408
Provision charged to expense	1,455	2,227

	48,842	49,635

Loans charged off	(2,256)	(2,403)
Less recoveries	399	657

Net Charge-offs	(1,857)	(1,746)

Balance at end of period	$46,985	$47,889

At March 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $13,663 (of which $9,979 was on a nonaccrual basis). Included in this amount is $7,362 of impaired loans for which the related allowance for loan losses is $2,193 and $6,301 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2002, the recorded investment in loans that were considered to be impaired was $10,023 (of which $6,890 was on a nonaccrual basis). Included in this amount was $3,427 of impaired loans for which the related allowance for loan losses was $845, and $6,596 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter ended March 31, 2003 and for the year ended December 31, 2002 was approximately $11,843 and $10,935, respectively.

For the quarters ended March 31, 2003 and 2002, United recognized interest income on the impaired loans of approximately $67 and $53, respectively, substantially all of which was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $146 and $121 for the quarters ended March 31, 2003 and 2002, respectively.

6.  RISK ELEMENTS

Nonperforming assets include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to a deterioration in the financial position of the borrower. Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. Other real estate owned consists of property acquired through foreclosure and is stated at the lower of cost or fair value less estimated selling costs.

Nonperforming assets are summarized as follows:

	March 31,	December 31,
	2003	2002

Nonaccrual loans	$9,979	$6,890
Loans past due 90 days or more and still accruing interest	6,594	8,461

Total nonperforming loans	16,573	15,351
Other real estate owned	4,086	4,267

Total nonperforming assets	$20,659	$19,618

7.     INTANGIBLE ASSETS

In July of 2001, the FASB issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives (such as core deposit intangibles) be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment at least annually. SFAS No. 142 requires that a transitional impairment test of goodwill and indefinite-lived intangible assets be performed within six months of adoption and any resulting impairment loss be reported as a change in accounting principle. Effective January 1, 2002, United adopted SFAS No. 142, and discontinued the amortization of certain intangibles. No transitional impairment loss was recorded. Total goodwill of $89,600 and $90,416 as of March 31, 2003 and December 31, 2002, respectively, is comprised of goodwill recorded in United’s community banking segment. During the first quarter of 2003, the carrying amount of goodwill decreased $816 thousand due to the exercise of non-qualified stock options related to the Century acquisition.

In October of 2002, FASB issued Statement No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions,” to clarify the accounting for branch acquisitions. SFAS No. 147 specifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination and that goodwill that arises as a result of the acquisition be subject to the nonamortization provision of SFAS No. 142. United adopted SFAS No. 147 in the fourth quarter of 2002. Upon adoption, United ceased amortization of goodwill on branch acquisitions that were acquisitions of businesses. The favorable reduction in goodwill amortization expense was not material.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$14,143	($8,708)	$5,435

Goodwill not subject to amortization	$112,945	($23,345)	$89,600

	As of December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$14,143	($8,274)	$5,869

Goodwill not subject to amortization	$113,761	($23,345)	$90,416

United incurred amortization expense of $434 for the quarter ended March 31, 2003 related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount

2003	$1,672
2004	1,273
2005	1,054
2006	876
2007	696
Thereafter	298

8.     BORROWINGS

United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $220,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United, through the parent company, has available funds of $50,000 to provide for general liquidity needs under a one year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At March 31, 2003, United had an outstanding balance under the line of credit of $3,000 at an interest rate of 2.00%.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. At of March 31, 2003, United Bank (VA) had an outstanding balance of $275 and had additional funding available of $4,725.

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At March 31, 2003, United had an unused borrowing amount of approximately $567,244 available. However, without the delivery of additional collateral, United has approximately $96,287 available for advances from the FHLB at prevailing interest rates

At March 31, 2003, $679,409 of FHLB advances with a weighted-average interest rate of 6.22% are scheduled to mature from one to twenty years. At March 31, 2003, the scheduled maturities of FHLB advances are as follows:

Year	Amount

2003	$507
2004	13,741
2005	90,000
2006	2,150
2007 and thereafter	573,011

Total	$679,409

9.     TRUST PREFERRED SECURITIES

United has three statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. Dividends to the holders of the Capital Securities are included in the Consolidated Statements of Income as interest expense. The Capital Securities are presented as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Mandatorily redeemable capital securities of subsidiary trusts.” The Capital Securities are not included as a component of stockholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

During the fourth quarter of 2002, United formed United Statutory Trust I (United Trust I) and United Statutory Trust II (United Trust II) to participate in two pooled Capital Securities offerings in two separate transactions totaling $20.0 million. United Trust I participated in a $10.0 million Capital Securities offering of a third party and received net cash proceeds of $9.710 million after considering the third party’s placement fee. The proceeds were invested in junior subordinated debts of United paying interest quarterly at a floating rate equal to 3-month LIBOR plus 325 basis points subject to an interest rate cap of 11.75%. United Trust II participated in a $10.0 million Capital Securities offering of a third party and received net cash proceeds of $9.695 million after considering the third party’s placement fee. The proceeds were invested in an equivalent amount of floating rate junior subordinated debts of United paying interest quarterly at a floating rate equal to 3-month LIBOR plus 335 basis points subject to an interest rate cap of 12.50%. Under the terms of the transactions, the Capital Securities will have a maturity of 30 years and are redeemable after five years with certain exceptions. United is using the proceeds from the Capital Securities offerings to repurchase outstanding shares of its common stock and to fund growth. For regulatory purposes, the $20.0 million total of Capital Securities for the two trusts qualifies as Tier 1 capital in accordance with regulatory reporting requirements.

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

10.     COMMITMENTS AND CONTINGENT LIABILITIES

United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to alter its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby letters of credit, and commercial letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral may be obtained, if deemed necessary, based on management’s credit evaluation of the counterparty.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $1,560,063 and $1,285,533 of loan commitments outstanding as of March 31, 2003 and December 31, 2002, respectively, the majority of which expire within one year.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to enter into the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to enter into the loan. At March 31, 2003 and December 31, 2002, United had commitments to originate $482,609 and $249,979, respectively, of mortgage loans to sell in the secondary market.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $3,670 and $3,171 as of March 31, 2003 and December 31, 2002, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $89,406 and $95,923 as of March 31, 2003 and December 31, 2002, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

11.     LINE OF BUSINESS REPORTING

United’s principal business activities are community banking and mortgage banking. The following information is based on United’s current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand alone basis. The results are not necessarily comparable with similar information of other companies.

			General
	Mortgage	Community	Corporate
	Banking	Banking	And Other*	Consolidated

March 31, 2003
Net interest income	$4,368	$42,974	$287	$47,629
Provision for loan losses	—	1,455	—	1,455
Net interest income after provision for loan losses	4,368	41,519	287	46,174
Noninterest income	11,972	11,607	16	23,595
Noninterest expense	10,752	26,954	(141)	37,565
Income before income taxes	5,588	26,172	444	32,204
Income tax expense	1,504	8,024	133	9,661
Net income	4,084	18,148	311	22,543
Average total assets	515,965	5,244,352	(41,162)	5,719,155
March 31, 2002
Net interest income	$2,314	$47,593	$741	$50,648
Provision for loan losses	—	2,227	—	2,227
Net interest income after provision for loan losses	2,314	45,366	741	48,421
Noninterest income	6,450	9,467	20	15,937
Noninterest expense	5,688	26,766	(424)	32,030
Income before income taxes	3,076	28,067	1,185	32,328
Income tax expense	788	9,313	406	10,507
Net income	2,288	18,754	779	21,821
Average total assets	205,548	5,280,091	(5,798)	5,479,841

*	General corporate and other includes intercompany eliminations

12.     COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31

	2003	2002

Net Income	$22,543	$21,821
Other Comprehensive Income, Net of Tax:
Unrealized loss on available for sale securities arising during the period	(2,735)	(6,264)
Less: Reclassification adjustment for (gains) losses included in net income	(563)	198
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	123	176

Total Comprehensive Income	$19,368	$15,931

13.     EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31

	2003	2002

Basic
Net Income	$22,543	$21,821

Average common shares outstanding	41,891,007	42,899,060

Earnings per basic common share	$0.54	$0.51
Diluted
Net Income	$22,543	$21,821

Average common shares outstanding	41,891,007	42,899,060
Equivalents from stock options	464,222	649,590

Average diluted shares outstanding	42,355,229	43,548,650

Earnings per diluted common share	$0.53	$0.50

14.     EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three month periods ended March 31, 2003 and March 31, 2002 with the interest rate earned or paid on such amount.

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$135,604	$388	1.16%	$82,273	$362	1.78%
Investment Securities:
Taxable	1,108,496	13,877	5.01%	1,227,663	18,637	6.07%
Tax-exempt (1) (2)	186,581	3,291	7.05%	194,554	3,504	7.20%

Total Securities	1,295,077	17,168	5.30%	1,422,217	22,141	6.23%
Loans, net of unearned income (1) (2) (3)	3,976,883	62,234	6.32%	3,687,109	65,538	7.17%
Allowance for loan losses	(47,508)			(47,599)

Net loans	3,929,375		6.39%	3,639,510		7.27%

Total earning assets	5,360,056	$79,790	6.00%	5,144,000	$88,041	6.89%

Other assets	359,099			335,841

TOTAL ASSETS	$5,719,155			$5,479,841

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,175,138	$16,571	2.12%	$3,149,777	$21,799	2.81%
Federal funds purchased, repurchase agreements and other short-term borrowings	527,628	2,205	1.69%	471,483	2,360	2.03%
FHLB advances and other long-term borrowings	708,435	10,819	6.19%	690,699	10,431	6.12%

Total Interest-Bearing Funds	4,411,201	29,595	2.72%	4,311,959	34,590	3.25%

Demand deposits	707,312			582,420
Accrued expenses and other liabilities	52,283			70,758

TOTAL LIABILITIES	5,170,796			4,965,137
SHAREHOLDERS’ EQUITY	548,359			514,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,719,155			$5,479,841

NET INTEREST INCOME		$50,195			$53,451

INTEREST SPREAD			3.28%			3.64%
NET INTEREST MARGIN			3.76%			4.16%

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

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for loan losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 5 to the unaudited consolidated financial statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Retained interests in securitized financial assets are recorded at the their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United relies on discounted cash flow modeling techniques to estimate fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the values of the assets are sensitive to changes in these key assumptions, the valuation of retained interests is considered a critical accounting estimate. A discussion of the accounting for these securitized financial assets as well as sensitivity analyses showing how these assets’ value change due to adverse changes in key assumptions is presented in the Interest Rate Risk section of the Quantitative and Qualitative Disclosures About Market Risk.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The valuation of these derivative instruments is considered critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third-party sources. A discussion on the accounting for and use of these derivatives is presented in Note 10 to the unaudited Notes to Consolidated Financial Statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a broad overview of the financial condition and results of operations and is not intended to replace the more detailed discussion, which is presented under specific headings on the following pages.

FINANCIAL CONDITION

United’s total assets as of March 31, 2003 were $5.82 billion, an increase of $24.52 million which was relatively flat from year-end 2002. This slight increase was primarily the result of increases in cash and cash equivalents, securities and other assets, which were partially offset by a decrease in loans held for sale and portfolio loans. All other assets were relatively flat for the first three months of 2003. The increase in total assets reflect corresponding increases in total liabilities of $24.19 million and shareholders’ equity of $334 thousand, both of which were relatively flat from year-end 2002. The increase in total liabilities was due mainly to increases in deposits and accrued expenses while the increase in shareholders’ equity was due to an increase in retained earnings. Partially offsetting these increases were decreases in short-term borrowings and FHLB advances. In addition, treasury stock activity and a decline in the fair value of the available for sale investment securities portfolio since year-end 2002 virtually offset the increase in retained earnings within shareholders’ equity. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents increased $114.11 million or 65.07%. Of this total increase, cash and due from banks increased $2.63 million, interest-bearing deposits with other banks increased $78.76 million, and federal funds sold increased $32.73 million. During the first three months of 2003, net cash of $135.82 million and $2.97 million was provided by operating and financing activities, respectively, while $24.68 million of net cash was used in investing activities.

Securities

Total investment securities increased $64.80 million since year-end 2002. Securities available for sale increased $65.97 million or 6.45%. This change reflects $305.55 million in sales, maturities and calls of securities, $377.00 million in purchases and a decrease of $5.08 million in market value. Securities held to maturity decreased $1.17 million which was less than a 1% decline. This decrease was due largely to maturities and calls of securities within the portfolio during the first three months of 2003. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $104.01 million or 17.85% as loan sales in the secondary market exceeded originations during the first three months of 2003. Portfolio loans, net of unearned income, decreased $77.38 million or 2.17%. The decrease in portfolio loans was primarily attributable to decreases in commercial and commercial real estate loans of $56.48 million and $49.07 million, respectively. Also, installment loans decreased $17.42 million and single-family residential loans declined $9.64 million. These declines were partially offset by a $69.14 million increase in real estate construction loans during the first quarter. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $28.34 million or 50.83% since year-end 2002. During the first quarter of 2003, United purchased $30 million of bank-owned life insurance (BOLI) on behalf of a group of the company’s key officers. The purchase of BOLI represents a tax-advantaged financing strategy that permits the company to meet its increasing benefit liability obligations in a more cost-effective manner. The intent is not to formally fund benefits, but instead create an independent source of funds to recoup some of the benefit expenses. The policies earnings, including death proceeds, will be used to offset and recover a portion of the costs to carry the policies. Interest earned on the cash value is not subject to tax unless the policies are surrendered or borrowed against before the insured’s death.

Deposits

Total deposits at March 31, 2003 increased $75.11 million or 1.93% since year-end 2002. In terms of composition, noninterest-bearing deposits increased $97.41 million while interest-bearing deposits decreased $22.30 million from December 31, 2002.

Borrowings

United’s total borrowed funds decreased $53.23 million or 4.15% for the first three months of 2003. Most of the decrease was due to short-term borrowings declining $52.92 million or 9.23%. Long-term FHLB and trust preferred borrowings were flat from year-end 2002. For a further discussion of borrowings, see Note 8 to the unaudited Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $334 thousand or less than 1% from December 31, 2002 as United continued to balance capital adequacy and returns to shareholders. The slight increase in shareholders’ equity was due mainly to net retained earnings in excess of dividends for the first quarter of 2003 of $12.12 million. Since year-end, United has experienced a decrease of $3.30 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. Treasury stock has increased $8.21 million since year-end 2002. During the first quarter of 2003, 318,812 shares were repurchased under a plan announced by United in February of 2002 to repurchase up to 1.72 million shares of its common stock on the open market. Since the plan’s implementation, 1,190,112 shares have been repurchased.

RESULTS OF OPERATIONS

Overview

Net income for the first quarter of 2003 was $22.54 million or $0.53 per diluted share compared to $21.82 million or $0.50 per diluted share for the first quarter of 2002. This represents a 3.31% increase in net income and a 6.00% increase in earnings per share. United’s annualized return on average assets was 1.60% and return on average shareholders’ equity was 16.67% for the first quarter of 2003 as compared to 1.61% and 17.19% for the first quarter of 2002.

The net interest margin for the first quarter 2003 was 3.76%, a 40 basis points decrease from the 4.16% net interest margin for the first quarter of 2002. Tax-equivalent net interest income decreased $3.26 million or 6.09% for the first three months of 2003 as compared to the same period for 2002. For the quarters ended March 31, 2003 and 2002, the provision for loan losses was $1.46 million and $2.23 million, respectively. Noninterest income increased $7.66 million or 48.05% for the first three months of 2003 when compared to the first three months of 2002. Noninterest expenses increased $5.54 million or 17.28% for the first three months of 2003 compared to the same period in 2002. United’s effective tax rate was 30.00% and 32.50% for the first quarter of 2003 and 2002, respectively.

Net Interest Income

As is the case with many financial institutions, United continues to experience compression in its net interest margin. Assets are repricing at historically low levels with little flexibility for a corresponding decrease in rates paid on interest-bearing liabilities while a weak economy and an uncertain geopolitical climate are hindering loan growth. For the quarters ended March 31, 2003 and 2002, tax-equivalent net interest income was $50.20 million and $53.45 million, respectively. These results represent a decrease of $3.26 million or 6.09% during the first quarter of 2003 when compared to the prior-year first quarter. United’s yield on average earning assets declined 89 basis points as the yield on average securities and loans declined 93 and 88 basis points, respectively, from the first quarter of 2002. United’s yield on average interest-bearing funds declined 53 basis points from the first quarter of 2002; however, that decrease was not enough to offset the aforementioned decline in the yield on average earning assets. Overall, United’s tax-equivalent net interest margin was 3.76% for the first three months of 2003 and 4.16% for the same period in 2002. On a linked quarter basis, net interest income decreased $3.60 million or 6.69% while the net interest margin decreased 20 basis points from 3.96% in the fourth quarter of 2002.

Provision for Loan Losses

Although sluggish economic conditions caused a slight increase in nonperforming loans during the first quarter of 2003, United’s credit quality continues to compare favorably with national peer averages. Nonperforming loans were $16.57 million or 0.47% of loans, net of unearned income at March 31, 2003 as compared to $15.35 million or 0.43% of loans, net of unearned income, at December 31, 2002. The components of nonperforming loans include nonaccrual loans and loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $9.98 million and $6.59 million, respectively at March 31, 2003 as compared to $6.89 million and $8.46 million, respectively at year-end 2002. The $3.09 million increase in nonaccrual loans was primarily due to a single collateralized commercial loan being classified as nonaccrual during the quarter. Total nonperforming assets of $20.66 million, including OREO of $4.09 million at March 31, 2003, represented 0.36% of total assets at the end of the first quarter. For a summary of nonperforming assets, see Note 6 to the unaudited consolidated financial statements.

At March 31, 2003, impaired loans were $13.66 million, which was an increase of $3.64 million from the $10.02 million in impaired loans at December 31, 2002 primarily due to the aforementioned single commercial loan being classified as nonaccrual in the first quarter. For further details, see Note 5 to the unaudited consolidated financial statements.

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

At March 31, 2003, the allowance for loan losses was $46.99 million, compared to $47.39 million at December 31, 2002. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.34% and 1.33% at March 31, 2003 and December 31, 2002, respectively. The ratio of the allowance for loan losses to nonperforming loans was 283.5% and 308.7% at March 31, 2003 and December 31, 2002, respectively.

For the quarters ended March 31, 2003 and 2002, the provision for loan losses was $1.46 million and $2.23 million, respectively. Total net charge-offs were $1.86 million in the first three months of 2003 and $1.75 million during the same time period in 2002, which represented 0.05% of average loans for both quarters. Note 5 to the accompanying unaudited consolidated financial statements provides a progression of the allowance for loan losses.

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

United’s formal company-wide process at March 31, 2003 produced increased allocations within three of the four loan categories from December 31, 2002. The components of the allowance allocated to commercial loans increased $173 thousand, as a result of adjustments primarily made to account for the specific allocations of large loans. The consumer loan pool allocation increased $168 thousand as a result of changes in historical and qualitative loss factors. The real estate construction loan pool allocation increased $91 thousand primarily due to changes in loan volume. The components of the allowance allocated to real estate loans decreased $777 thousand as a result of decreased loan volume and changes in historical loss factors.

Management believes that the allowance for loan losses of $46.99 million at March 31, 2003 is adequate to provide for probable losses on existing loans based on information currently available.

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

Other Income

Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income increased $7.66 million or 48.05% for the first quarter of 2003 when compared to the same period in 2002. On a linked-quarter basis, noninterest income for the first quarter of 2003 increased $2.05 million or 9.53% from the fourth quarter of 2002.

Income from mortgage banking operations increased $5.52 million or 85.61% for the first three months of 2003 as compared to the same period in 2002 due to increased loan sales in the secondary market as lower interest rates more favorably impacted mortgage refinancing and home purchasing subsequent to March 31, 2002. Sales of mortgage loans were $1.12 billion for the first quarter of 2003 as compared to $655.02 million for the first quarter of 2002, an increase of 71.62%. On a linked-quarter basis, mortgage banking income increased $631 thousand or 5.56%. Mortgage loans sold in the secondary market during the first quarter of 2003 increased $115.2 million or 11.42% from the fourth quarter of 2002 while loans originated for sale declined $49.54 million or 4.62% during the same time period.

Fees from deposit services increased $966 thousand or 13.50% for the first quarter of 2003 as compared to the first quarter of 2002 but decreased $601 thousand or 6.89% when compared to the fourth quarter of 2002. Income from fiduciary activities of $2.28 million for the first quarter of 2003 were flat from the first quarter of 2002, but increased $75 thousand or 3.41% from the fourth quarter of 2002.

United realized a net gain of $866 thousand from security transactions in the first quarter of 2003 as compared to net losses of $304 thousand in the first quarter of 2002 and $1.31 million in the fourth quarter of 2002. Included in the security transactions’ totals for the respective quarters of 2003 and 2002 are recognized charges of $35 thousand, $325 thousand and $1.56 million related to an other-than-temporary decline in the fair value of retained interests in securitized assets as of March 31, 2003, March 31, 2002 and December 31, 2002, respectively. The decline in the value of these available for sale securities was the result of an increase in the level of prepayment and default activity during the time periods, which negatively affected the valuation of those securities to varying degrees during the respective periods.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense increased $5.54 million or 17.28% for the quarter compared to the prior year’s first quarter while decreasing $1.01 million or 2.62% compared to the linked quarter.

Total salaries and benefits increased by 22.81% or $4.02 million for the first quarter of 2003 when compared to the same period of 2002 primarily due to increased employee salaries and benefits related to the additional volume at the mortgage banking operations. On a linked quarter basis, salaries and benefits were flat from the fourth quarter of 2002.

Net occupancy expense for the first quarter of 2003 increased $677 thousand or 25.65% compared to the first quarter of 2002 due mainly to additional operating expenses related to the opening of two new branch offices and an operations center since March 31, 2002. On a linked-quarter basis, net occupancy declined $417 thousand or 11.17% from the fourth quarter of 2002 due a decline in depreciation expense on buildings and leaseholds.

Other expense increased $841 thousand or 7.14% for the first quarter of 2003 when compared to the previous year quarter due to an increased level of general operating expenses resulting from the opening of the previously mentioned office locations. On a linked quarter basis, other expense decreased $591 thousand or 4.47% due to a decline in several general operating expense items with no significant decrease in any one category.

Income Taxes

For the first three months of 2003, income taxes were $9.66 million compared to $10.51 million for the first three months of 2002, which represented a decrease of $846 thousand or 8.05%. For the quarters ended March 31, 2003 and 2002, United’s effective tax rates were 30.00% and 32.50%, respectively. The decrease was primarily the result of tax planning initiatives. On a linked-quarter basis, the effective tax rate of 30.00% for the first quarter of 2003 was comparable to the effective tax rate of 29.25% for the fourth quarter of 2002.

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

United employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. One such technique utilizes an earnings simulation model to analyze the sensitivity of net interest income to movements in interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The model also includes executive management projections for activity levels in product lines offered by United. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Rate scenarios could involve parallel or nonparallel shifts in the yield curve, depending on historical, current, and expected conditions, as well as the need to capture any material effects of explicit or embedded options. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management’s strategies. However, the earnings simulation model is currently the best tool available to executive management for managing interest rate risk.

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time-frame. The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the “GAP.” Earnings-simulation analysis captures not only the potential of these interest sensitive assets and liabilities to mature or reprice but also the probability that they will do so. Moreover, earnings-simulation analysis considers the relative sensitivities of these balance sheet items and projects their behavior over an extended period of time. United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2003 and December 31, 2002:

Change in	Percentage Change in Net Interest Income
Interest Rates
(basis points)	March 31, 2003	December 31, 2002

+200	9.33%	8.45%
-200	-7.69%	-6.14%

At March 31, 2003, given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 9.33% over one year as compared to an increase of 8.45% at December 31, 2002. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 7.69% over one year at March 31, 2003 as compared to a decrease of 6.14% at December 31, 2002. While it is unlikely market rates would immediately move 200 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

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

Key economic assumptions used in measuring the fair value of the retained interests at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002

Weighted average life (in years)	2.8	3.1
Prepayment speed assumption (annual rate)	15.19% - 42.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	3.71% - 13.27%	3.97% - 13.31%

At March 31, 2003 and December 31, 2002, the retained interests approximated $33 million and $34 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	March 31,	December 31,
	2003	2002

Total principal amount of loans	$61,828	$68,845
Principal amount of loans 60 days or more past due	1,136	1,436
Year to date average balances	65,395	85,809
Year to date net credit losses	996	5,112

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United through ALCO evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.

For the three months ended March 31, 2003, cash of $135.82 million was provided by operations by United primarily as a result of $101.03 million of excess sales of mortgage loans in the secondary market over originations. During the same period, net cash of $24.68 million was used in investing activities which was primarily due to $69.19 million of excess purchases over net proceeds from calls and maturities of investment securities as well as the purchase of $30 million of bank-owned life insurance. During the first three months of 2003, financing activities, primarily due to an increase in deposits of $75.11 million, provided net cash of $2.97 million. Uses of cash for financing activities included repayment of approximately $52.92 million in short-term borrowings and payments of $10.53 million and $9.08 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $114.11 million for the first quarter of 2003.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.60% at March 31, 2003 and 11.76% at December 31, 2002, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.34% and 8.12%, respectively, at March 31, 2003, are also well above regulatory minimum requirements.

Total shareholders’ equity was $541.87 million, which was virtually flat from December 31, 2002. United’s equity to assets ratio was 9.32% at March 31, 2003, as compared to 9.35% at December 31, 2002. The primary capital ratio, capital and reserves to total assets and reserves, was 10.04% at March 31, 2003, as compared to 10.09% at December 31, 2002. United’s average equity to average asset ratio was 9.59% at March 31, 2003 and 9.39% at March 31, 2002.

During the first quarter of 2003, United’s Board of Directors declared a cash dividend of $0.25 per share, which represented a 9% increase over the 23¢ paid in the first quarter of 2002. Total cash dividends declared were approximately $10.43 million for the first quarter of 2003, an increase of 5.64% over the first quarter of 2002. The year 2003 is expected to be the 30th consecutive year of dividend increases to United shareholders.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2003 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II - FINANCIAL INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(b)  Reports on Form 8-K

On April 7, 2003, United Bankshares, Inc. announced the signing of a definitive merger agreement with Sequoia Bancshares, Inc.

On April 17, 2003, United Bankshares, Inc. filed a Current Report under Items 7 and 9 to report the results of operations for the first quarter of 2003. The information was provided pursuant to Item 12 in accordance with the guidance provided in SEC Release Nos. 33-8216 and 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC. (Registrant)

Date:	May 13, 2003	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	May 13, 2003	/s/ Steven E. Wilson

Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

CERTIFICATION

I, Richard M. Adams, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Bankshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Steven E. Wilson, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Bankshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Steven E. Wilson

Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer