Form 10-Q
period 2003-06-30
UNITED BANKSHARES INC/WV
filed 2003-08-14
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class - Common Stock, $2.50 Par Value; 41,356,466 shares outstanding as of July 31, 2003.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets June 30, 2003 (Unaudited) and December 31, 2002	5
Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2003 and 2002	6
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Six Months Ended June 30, 2003	7
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2003 and 2002	8
Notes to Consolidated Financial Statements	9
Information required by Item 303 of Regulation S-K
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 2. Changes in Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS—Continued

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2003 and December 31, 2002, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and six months ended June 30, 2003 and 2002, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2003, the related condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	June 30	December 31
(Dollars in thousands, except par value)	2003	2002

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$162,502	$162,261
Interest-bearing deposits with other banks	14,313	13,102

Total cash and cash equivalents	176,815	175,363
Securities available for sale at estimated fair value (amortized cost-$1,032,495 at June 30, 2003 and $996,198 at December 31, 2002)	1,055,532	1,022,314
Securities held to maturity (estimated fair value-$274,331 at June 30, 2003 and $266,993 at December 31, 2002)	258,272	263,176
Loans held for sale	548,767	582,718
Loans	3,518,735	3,576,280
Less: Unearned income	(3,428)	(3,119)

Loans net of unearned income	3,515,307	3,573,161
Less: Allowance for loan losses	(46,844)	(47,387)

Net loans	3,468,463	3,525,774
Bank premises and equipment	47,582	48,923
Goodwill	89,596	90,416
Accrued interest receivable	25,791	27,577
Other assets	82,188	55,758

TOTAL ASSETS	$5,753,006	$5,792,019

Liabilities
Domestic deposits:
Noninterest-bearing	$859,589	$739,228
Interest-bearing	2,992,378	3,161,620

Total deposits	3,851,967	3,900,848
Borrowings:
Federal funds purchased	49,980	57,153
Securities sold under agreements to repurchase	475,264	511,300
Federal Home Loan Bank borrowings	729,083	679,712
Mandatorily redeemable capital securities of subsidiary trusts	28,855	28,861
Other borrowings	9,226	5,096
Accrued expenses and other liabilities	61,537	67,510

TOTAL LIABILITIES	5,205,912	5,250,480
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at June 30, 2003 and December 31, 2002, including 1,920,380 and 1,349,801 shares in treasury at June 30, 2003 and December 31, 2002, respectively	108,454	108,454
Surplus	88,630	89,360
Retained earnings	393,672	369,122
Accumulated other comprehensive income	11,306	13,060
Treasury stock, at cost	(54,968)	(38,457)

TOTAL SHAREHOLDERS’ EQUITY	547,094	541,539

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,753,006	$5,792,019

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30		June 30

	2003	2002	2003	2002

Interest income
Interest and fees on loans	$59,123	$63,891	$119,803	$127,680
Interest on federal funds sold and other short-term investments	215	83	603	445
Interest and dividends on securities:
Taxable	12,727	18,339	26,604	36,976
Tax-exempt	2,196	2,425	4,475	4,875

Total interest income	74,261	84,738	151,485	169,976
Interest expense
Interest on deposits	13,507	20,276	30,078	42,075
Interest on short-term borrowings	2,093	2,405	4,298	4,765
Interest on long-term borrowings	10,967	10,641	21,786	21,072

Total interest expense	26,567	33,322	56,162	67,912

Net interest income	47,694	51,416	95,323	102,064
Provision for loan losses	2,296	1,675	3,751	3,902

Net interest income after provision for loan losses	45,398	49,741	91,572	98,162
Other income
Income from mortgage banking operations	14,267	7,148	26,239	13,598
Service charges, commissions, and fees	8,943	7,833	17,064	14,988
Income from fiduciary activities	2,462	2,115	4,737	4,389
Security gains (losses)	931	(289)	1,797	(593)
Other income	1,188	463	1,549	825

Total other income	27,791	17,270	51,386	33,207
Other expense
Salaries and employee benefits	24,189	19,158	45,820	36,772
Net occupancy expense	3,264	3,421	6,580	6,060
Other expense	13,157	12,250	25,775	24,027

Total other expense	40,610	34,829	78,175	66,859

Income before income taxes	32,579	32,182	64,783	64,510
Income taxes	9,774	9,976	19,435	20,483

Net income	$22,805	$22,206	$45,348	$44,027

Earnings per common share:
Basic	$0.55	$0.52	$1.09	$1.03

Diluted	$0.54	$0.51	$1.07	$1.01

Dividends per common share	$0.25	$0.23	$0.50	$0.46

Average outstanding shares:
Basic	41,597,646	42,691,886	41,752,969	42,793,408
Diluted	42,067,728	43,391,049	42,220,476	43,466,954

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2003

	Common Stock				Accumulated
					Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2003	43,381,769	$108,454	$89,360	$369,122	$13,060	($38,457)	$541,539
Comprehensive income (loss):
Net income	—	—	—	45,348	—	—	45,348
Other comprehensive income (loss), net of tax:
Unrealized loss on securities of $833 net of reclassification adjustment for gains included in net income of $1,168	—	—	—	—	(2,001)	—	(2,001)
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	247	—	247

Total comprehensive income							43,594
Purchase of treasury stock (633,812 shares)	—	—	—	—	—	(18,488)	(18,488)
Cash dividends ($0.50 per share)	—	—	—	(20,798)	—	—	(20,798)
Common stock options exercised (63,233 shares)	—	—	(730)	—	—	1,977	1,247

Balance at June 30, 2003	43,381,769	$108,454	$88,630	$393,672	$11,306	($54,968)	$547,094

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended
	June 30

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$88,014	$132,902
INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	5,356	8,621
Purchases of investment securities		(7)
Proceeds from sales of securities available for sale	58,189	72,795
Proceeds from maturities and calls of securities available for sale	622,339	211,384
Purchases of securities available for sale	(717,642)	(266,290)
Purchase of bank-owned life insurance	(30,000)
Net purchases of bank premises and equipment	(1,931)	(2,319)
Net change in loans	53,483	(93,047)

NET CASH USED IN INVESTING ACTIVITIES	(10,206)	(68,863)

FINANCING ACTIVITIES
Cash dividends paid	(20,952)	(19,760)
Acquisition of treasury stock	(18,488)	(17,997)
Proceeds from exercise of stock options	1,247	2,738
Repayment of Federal Home Loan Bank borrowings	(203)	(55,393)
Proceeds from Federal Home Loan Bank borrowings	50,000	225
Changes in:
Deposits	(48,881)	29,439
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	(39,079)	(860)

NET CASH USED IN FINANCING ACTIVITIES	(76,356)	(61,608)

Increase in cash and cash equivalents	1,452	2,431
Cash and cash equivalents at beginning of year	175,363	157,594

Cash and cash equivalents at end of period	$176,815	$160,025

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 have not been audited. The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in United’s 2002 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2002 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.

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

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit. FIN 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. United adopted FIN 45 on January 1, 2003 and the adoption did not have a material impact on United’s consolidated financial position or its results of operations. Significant commitments and contingent liabilities that have been entered into by United are disclosed in Note 10, Notes to Consolidated Financial Statements.

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

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method under the provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Income, as reported	$22,805	$22,206	$45,348	$44,027
Less pro forma expense related to options granted, net of tax	(211)	(194)	(422)	(383)

Pro forma net income	$22,594	$22,012	$44,926	$43,644

Pro forma net income per share:
Basic – as reported	$0.55	$0.52	$1.09	$1.03
Basic – pro forma	$0.54	$0.52	$1.08	$1.02
Diluted – as reported	$0.54	$0.51	$1.07	$1.01
Diluted – pro forma	$0.54	$0.51	$1.06	$1.00

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities obtained after that date. United is in the process of evaluating the applicability of FIN 46. United owns the common stock of fully-consolidated subsidiary business trusts, which have issued corporation-obligated mandatorily redeemable preferred capital securities to third party investors. The trusts’ only assets, which totaled $30,058 at June 30, 2003, are debentures issued by United, which were acquired by the trusts using proceeds from the issuance of the preferred securities and common stock. United is in the process of determining if it is the primary beneficiary of the currently consolidated business trusts. Based upon the preliminary determination, it is probable that United will de-consolidate the trusts upon adoption of Interpretation No. 46 in the third quarter of 2003. Upon de-consolidation, United will include the debentures in “Other Borrowings” and United’s equity interest in the business trusts will be included in “other assets” in the balance sheet. For regulatory reporting purposes, the Federal Reserve Board has indicated that such preferred securities will continue to constitute Tier 1 Capital until further notice. Additional information on the trusts is summarized in Note 9, Notes to Consolidated Financial Statements.

2. ACQUISITION

On April 4, 2003, United entered into an agreement with Sequoia Bancshares, Inc. (Sequoia) headquartered in Bethesda, Maryland to acquire 100% of the outstanding common stock of Sequoia. Under the agreement, each outstanding share of common stock of Sequoia will be converted into 1.4071 shares of United common stock or cash of $39.40, or a combination thereof, subject to elections and allocation procedures and the right to receive cash in lieu of any fractional share without interest. The pending transaction, valued at approximately $112 million at the time of the agreement, will be accounted for using the purchase method of accounting. Sequoia, with $539 million in assets as of June 30, 2003, has 12 full service offices located in northern Virginia, Washington, D.C., and Montgomery County, Maryland. It is anticipated that the proposed acquisition will be consummated during the fourth quarter of 2003. Consummation of the transaction is subject to approval of the shareholders of Sequoia and the receipt of all required regulatory approvals, as well as other customary conditions.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	June 30, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,462	$166	$5	$33,623
State and political subdivisions	69,438	4,380	53	73,765
Mortgage-backed securities	739,680	16,716	867	755,529
Marketable equity securities	12,636	1,224	745	13,115
Other	177,279	3,728	1,507	179,500

Total	$1,032,495	$26,214	$3,177	$1,055,532

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,099	$94	$25	$29,168
State and political subdivisions	64,259	2,084	52	66,291
Mortgage-backed securities	737,829	24,027	518	761,338
Marketable equity securities	8,261	1,246	920	8,587
Other	156,750	2,131	1,951	156,930

Total	$996,198	$29,582	$3,466	$1,022,314

The cumulative net unrealized gains on available for sale securities resulted in increases of $14,974 and $16,975 in shareholders’ equity, net of deferred income taxes at June 30, 2003 and December 31, 2002, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 2003 and December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an estimated fair value of $739,680 and $737,829 at June 30, 2003 and December 31, 2002, respectively, and an amortized cost of $755,529 and $761,338 at June 30, 2003 and December 31, 2002, respectively, are included below based upon an estimated average life.

	June 30, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$32,259	$32,278	$28,838	$28,914
Due after one year through five years	41,822	47,318	11,665	11,920
Due after five years through ten years	114,329	117,190	145,800	149,909
Due after ten years	830,949	845,131	801,634	822,984
Marketable equity securities	13,136	13,615	8,261	8,587

Total	$1,032,495	$1,055,532	$996,198	$1,022,314

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,021	$2,157		$19,178
State and political subdivisions	80,450	5,205		85,655
Mortgage-backed securities	1,828	106		1,934
Other	158,973	12,158	$3,567	167,564

Total	$258,272	$19,626	$3,567	$274,331

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,062	$1,294		$18,356
State and political subdivisions	85,537	3,477	$30	88,984
Mortgage-backed securities	2,627	156		2,783
Other	157,950	5,727	6,807	156,870

Total	$263,176	$10,654	$6,837	$266,993

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2003 and December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $1,828 and $2,627 at June 30, 2003 and December 31, 2002, respectively, and an estimated fair value of $1,934 and $2,783 at June 30, 2003 and December 31, 2002, respectively are included below based upon an estimated average life. There were no sales of held to maturity securities.

	June 30, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$12,816	$13,087	$7,973	$8,192
Due after one year through five years	26,369	28,717	29,276	31,170
Due after five years through ten years	54,133	60,735	50,490	54,691
Due after ten years	164,954	171,792	175,437	172,940

Total	$258,272	$274,331	$263,176	$266,993

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $932,824 and $952,070 at June 30, 2003 and December 31, 2002, respectively.

4. LOANS

Major classifications of loans are as follows:

	June 30,	December 31,
	2003	2002

Commercial, financial and agricultural	$637,036	$698,315
Real estate:
Single-family residential	1,287,925	1,305,706
Commercial	910,998	931,491
Construction	223,484	170,847
Other	88,746	95,680
Installment	370,546	374,241

Total gross loans	$3,518,735	$3,576,280

The table above does not include loans held for sale of $548,767 and $582,718 at June 30, 2003 and December 31, 2002, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $149,130 and $135,043 at June 30, 2003 and December 31, 2002, respectively.

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

A progression of the allowance for loan losses for the periods presented is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Balance at beginning of period	$46,985	$47,889	$47,387	$47,408
Provision charged to expense	2,296	1,675	3,751	3,902

	49,281	49,564	51,138	51,310
Loans charged-off	(2,737)	(2,187)	(4,993)	(4,590)
Less: Recoveries	300	369	699	1,026

Net Charge-offs	(2,437)	(1,818)	(4,294)	(3,564)

Balance at end of period	$46,844	$47,746	$46,844	$47,746

At June 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $15,590 (of which $7,595 was on a nonaccrual basis). Included in this amount is $6,235 of impaired loans for which the related allowance for loan losses is $1,746 and $9,355 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2002, the recorded investment in loans that were considered to be impaired was $10,023 (of which $6,890 was on a nonaccrual basis). Included in this amount was $3,427 of impaired loans for which the related allowance for loan losses was $845, and $6,596 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter ended June 30, 2003 and for the year ended December 31, 2002 was approximately $14,626 and $10,935, respectively.

For the quarters ended June 30, 2003 and 2002, United recognized interest income on impaired loans of approximately $184 and $55, respectively. For the six months ended June 30, 2003 and 2002, United recognized interest income on the impaired loans of approximately $251 and $108, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $318 and $121 for the quarters ended June 30, 2003 and 2002, respectively, and $464 and $242 for the six months ended June 30, 2003 and 2002, respectively.

6. RISK ELEMENTS

Nonperforming assets include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. Other real estate owned consists of property acquired through foreclosure and is stated at the lower of cost or fair value less estimated selling costs.

Nonperforming assets are summarized as follows:

	June 30,	December 31,
	2003	2002

Nonaccrual loans	$7,595	$6,890
Loans past due 90 days or more and still accruing interest	5,817	8,461

Total nonperforming loans	13,412	15,351
Other real estate owned	3,834	4,267

Total nonperforming assets	$17,246	$19,618

7.     INTANGIBLE ASSETS

In July of 2001, the FASB issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives (such as core deposit intangibles) be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment at least annually. SFAS No. 142 requires that a transitional impairment test of goodwill and indefinite-lived intangible assets be performed within six months of adoption and any resulting impairment loss be reported as a change in accounting principle. Effective January 1, 2002, United adopted SFAS No. 142, and discontinued the amortization of certain intangibles. No transitional impairment loss was recorded. Total goodwill of $89,596 and $90,416 as of June 30, 2003 and December 31, 2002, respectively, is comprised of goodwill recorded in United’s community banking segment. During the first half of 2003, the carrying amount of goodwill decreased $820 thousand due to the exercise of non-qualified stock options related to the Century acquisition.

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

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$14,143	($9,131)	$5,012

Goodwill not subject to amortization	$112,941	($23,345)	$89,596

	As of December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$14,143	($8,274)	$5,869

Goodwill not subject to amortization	$113,761	($23,345)	$90,416

United incurred amortization expense of $424 and $857 for the quarter and six months ended June 30, 2003, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount

2003	$1,672
2004	1,273
2005	1,054
2006	876
2007	696
Thereafter	298

8.     BORROWINGS

United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $183,500. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United, through the parent company, has available funds of $40,000 to provide for general liquidity needs under a one year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At June 30, 2003, United had an outstanding balance under the line of credit of $6,000 at an interest rate of 1.82%.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. At of June 30, 2003, United Bank (VA) had an outstanding balance of $3,226 and had additional funding available of $1,774.

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. At June 30, 2003, United had an unused borrowing amount of approximately $556,608 available. However, without the delivery of additional collateral, United has approximately $90,521 available for advances from the FHLB at prevailing interest rates

At June 30, 2003, $729,083 of FHLB advances with a weighted-average interest rate of 5.87% are scheduled to mature from one to twenty years. At June 30, 2003, the scheduled maturities of FHLB advances are as follows:

Year	Amount

2003	$308
2004	63,741
2005	90,000
2006	2,150
2007 and thereafter	572,884

Total	$729,083

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $1,545,984 and $1,285,533 of loan commitments outstanding as of June 30, 2003 and December 31, 2002, respectively, the majority of which expire within one year.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The fair values of the interest rate lock commitments were $1,174 and $1,255 at June 30, 2003 and December 31, 2002, respectively. The fair values of the best efforts commitments were $865 and $3,316 at June 30, 2003 and December 31, 2002, respectively. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to enter into the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to enter into the loan. At June 30, 2003 and December 31, 2002, United had commitments to originate $556,468 and $249,979, respectively, of mortgage loans to sell in the secondary market.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $4,170 and $3,171 as of June 30, 2003 and December 31, 2002, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $101,316 and $95,923 as of June 30, 2003 and December 31, 2002, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

			General
	Mortgage	Community	Corporate
	Banking	Banking	and Other*	Consolidated

	(In thousands)
Three months ended June 30, 2003
Net interest income	$4,665	$42,743	$286	$47,694
Provision for loan losses	—	2,296	—	2,296
Net interest income after provision for loan losses	4,665	40,447	286	45,398
Noninterest income	14,267	13,321	203	27,791
Noninterest expense	13,065	27,752	(207)	40,610
Income before income taxes	5,867	26,016	696	32,579
Income tax expense	1,661	7,904	209	9,774
Net income	4,206	18,112	487	22,805
Average total assets (liabilities)	519,386	5,162,287	(78,805)	5,602,868
Three months ended June 30, 2002
Net interest income	$2,284	$48,592	$540	$51,416
Provision for loan losses	—	1,675	—	1,675
Net interest income after provision for loan losses	2,284	46,917	540	49,741
Noninterest income	7,148	10,270	(148)	17,270
Noninterest expense	6,924	27,334	571	34,829
Income (loss) before income taxes	2,508	29,853	(179)	32,182
Income tax expense (benefit)	683	9,348	(55)	9,976
Net income (loss)	1,825	20,505	(124)	22,206
Average total assets (liabilities)	201,088	5,541,190	(258,749)	5,483,529
Six months ended June 30, 2003
Net interest income	$9,033	$85,717	$573	$95,323
Provision for loan losses	—	3,751	—	3,751
Net interest income after provision for loan losses	9,033	81,966	573	91,572
Noninterest income	26,239	24,928	219	51,386
Noninterest expense	23,817	54,707	(349)	78,175
Income before income taxes	11,455	52,187	1,141	64,783
Income tax expense	3,164	15,929	342	19,435
Net income	8,291	36,258	799	45,348
Average total assets (liabilities)	517,685	5,203,442	(60,088)	5,661,039

*     General corporate and other includes intercompany eliminations

Six months ended June 30, 2002
Net interest income	$4,598	$96,185	$1,281	$102,064
Provision for loan losses	—	3,902	—	3,902
Net interest income after provision for loan losses	4,598	92,283	1,281	98,162
Noninterest income	13,598	19,737	(128)	33,207
Noninterest expense	12,613	54,100	146	66,859
Income before income taxes	5,583	57,920	1,007	64,510
Income tax expense	1,471	18,661	351	20,483
Net income	4,112	39,259	656	44,027
Average total assets (liabilities)	204,441	5,410,744	(133,004)	5,482,181

*     General corporate and other includes intercompany eliminations

12.     COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net Income	$22,805	$22,206	$45,348	$44,027
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	1,902	12,829	(833)	6,566
Less: Reclassification adjustment for (gains) losses included in net income	(605)	188	(1,168)	385
Amortization on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	124	146	247	322

Total Comprehensive Income	$24,226	$35,369	$43,594	$51,300

13.     EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

(Dollars in thousands, except per share)	2003	2002	2003	2002

Basic
Net Income	$22,805	$22,206	$45,348	$44,027

Average common shares outstanding	41,597,646	42,691,886	41,752,969	42,793,408

Earnings per basic common share	$0.55	$0.52	$1.09	$1.03
Diluted
Net Income	$22,805	$22,206	$45,348	$44,027

Average common shares outstanding	41,597,646	42,691,886	41,752,969	42,793,408
Equivalents from stock options	470,082	699,163	467,507	673,546

Average diluted shares outstanding	42,067,728	43,391,049	42,220,476	43,466,954

Earnings per diluted common share	$0.54	$0.51	$1.07	$1.01

14.     EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three-month periods ended June 30, 2003 and June 30, 2002 with the interest rate earned or paid on such amount.

	Three Months Ended			Three Months Ended
	June 30, 2003			June 30, 2002

	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased Under agreements to resell and other short-term investments	$48,474	$215	1.78%	$26,069	$83	1.27%
Investment Securities:
Taxable	1,133,519	12,727	4.50%	1,245,477	18,339	5.91%
Tax-exempt (1) (2)	186,360	3,217	6.92%	191,125	3,464	7.27%

Total Securities	1,319,879	15,944	4.85%	1,436,602	21,803	6.09%
Loans, net of unearned income (1) (2) (3)	3,923,887	60,558	6.18%	3,729,214	65,631	7.05%
Allowance for loan losses	(46,591)			(47,920)

Net loans	3,877,296		6.26%	3,681,294		7.14%

Total earning assets	5,245,649	$76,717	5.86%	5,143,965	$87,517	6.81%

Other assets	357,219			339,564

TOTAL ASSETS	$5,602,868			$5,483,529

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,056,808	$13,507	1.77%	$3,133,439	$20,276	2.60%
Federal funds purchased, repurchase agreements and other short-term borrowings	502,444	2,093	1.67%	477,185	2,405	2.02%
FHLB advances and other long-term borrowings	715,815	10,967	6.15%	689,795	10,641	6.19%

Total Interest-Bearing Funds	4,275,067	26,567	2.49%	4,300,419	33,322	3.11%

Demand deposits	727,948			585,572
Accrued expenses and other liabilities	51,001			74,348

TOTAL LIABILITIES	5,054,016			4,960,339
SHAREHOLDERS’ EQUITY	548,852			523,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,602,868			$5,483,529

NET INTEREST INCOME		$50,150			$54,195

INTEREST SPREAD			3.37%			3.71%
NET INTEREST MARGIN			3.83%			4.22%

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

The following table shows the daily average balance of major categories of assets and liabilities for each of the six-month periods ended June 30, 2003 and June 30, 2002 with the interest rate earned or paid on such amount.

	Six Months Ended			Six Months Ended
	June 30, 2003			June 30, 2002

	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$91,798	$603	1.32%	$54,016	$445	1.66%
Investment Securities:
Taxable	1,121,077	26,604	4.79%	1,235,433	36,976	6.04%
Tax-exempt (1) (2)	186,470	6,508	7.04%	192,830	6,968	7.29%

Total Securities	1,307,547	33,112	5.11%	1,428,263	43,944	6.20%
Loans, net of unearned income (1) (2) (3)	3,950,239	122,792	6.25%	3,706,475	131,169	7.11%
Allowance for loan losses	(47,047)			(47,760)

Net loans	3,903,192		6.33%	3,658,715		7.21%

Total earning assets	5,302,537	$156,507	5.93%	5,140,994	$175,558	6.86%

Other assets	358,502			341,187

TOTAL ASSETS	$5,661,039			$5,482,181

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,115,646	$30,078	1.95%	$3,141,563	$42,075	2.70%
Federal funds purchased, repurchase agreements and other short-term borrowings	514,966	4,298	1.68%	474,350	4,765	2.03%
FHLB advances and other long-term borrowings	712,145	21,786	6.17%	690,245	21,072	6.16%

Total Interest-Bearing Funds	4,342,757	56,162	2.61%	4,306,158	67,912	3.18%

Demand deposits	717,687			584,005
Accrued expenses and other liabilities	51,929			72,955

TOTAL LIABILITIES	5,112,373			4,963,118
SHAREHOLDERS’ EQUITY	548,666			519,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,661,039			$5,482,181

NET INTEREST INCOME		$100,345			$107,646

INTEREST SPREAD			3.32%			3.68%
NET INTEREST MARGIN			3.79%			4.19%

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

FINANCIAL CONDITION

United’s total assets as of June 30, 2003 were $5.75 billion, down slightly from year-end 2002 primarily the result of a decrease in loans held for sale and portfolio loans. Partially offsetting these decreases were increases in securities and other assets. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $44.56 million. Shareholders’ equity increased $5.55 million from year-end 2002. The decrease in total liabilities was due mainly to decreases in deposits, brokered deposits, short-term borrowings and accrued expenses while the increase in shareholders’ equity was due to earnings. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents increased $1.45 million comparing June 30, 2003 to year-end 2002. Of this total increase, cash and due from banks increased $241 thousand, and interest-bearing deposits with other banks increased $1.21 million. During the first half of 2003, net cash of $10.21 million and $76.36 million was used in investing and financing activities, respectively, while $88.01 million of net cash was provided by operating activities.

Securities

Total investment securities increased $28.31 million since year-end 2002. Securities available for sale increased $33.22 million or 3.25%. This change reflects $678.70 million in sales, maturities and calls of securities, $717.64 million in purchases and a decrease of $3.08 million in market value. Securities held to maturity decreased $4.90 million which was a decrease of 1.86%. This decrease was due largely to maturities and calls of securities within the portfolio during the first six months of 2003. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $33.95 million or 5.83% as loan sales in the secondary market exceeded originations during the first six months of 2003. Portfolio loans, net of unearned income, decreased $57.85 million or 1.62%. The decrease in portfolio loans was primarily attributable to decreases in commercial and commercial real estate loans of $61.28 million and $20.49 million, respectively. Also, installment loans and single-family residential loans declined $3.70 million and $17.78 million, respectively. Partially offsetting these loan decreases was a $52.64 million increase in construction loans since year-end 2002. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $26.43 million or 47.40% since year-end 2002. In the first quarter of 2003, United purchased $30 million of bank-owned life insurance (BOLI). The purchase of BOLI represents a tax-advantaged financing strategy that permits the company to meet its increasing benefit liability obligations in a more cost-effective manner. The intent is to create an independent source of funds to recoup some of the benefit expenses. The policies earnings, including death proceeds, will be used to offset and recover a portion of the costs to carry the policies. Interest earned on the cash value is not subject to tax unless the policies are surrendered or borrowed against before the insured’s death.

Deposits

Total deposits at June 30, 2003 decreased $48.88 million or 1.25% since year-end 2002, due in some part to a decrease of $36.48 million in brokered deposits and the discontinuance of a checking account product that paid higher interest rates than the current market. In terms of composition, noninterest-bearing deposits increased $120.36 million while interest-bearing deposits decreased $169.24 million from December 31, 2002.

Borrowings

United’s total borrowed funds increased $10.29 million for the first six months of 2003. Since year-end 2002, short-term borrowings decreased $39.08 million or 6.81% while long-term borrowings increased $49.37 million or 7.26%. United has increased its long-term borrowings in an effort to “lock-in” low interest rates. For a further discussion of borrowings, see Note 8 to the unaudited Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $5.55 million or 1.03% from December 31, 2002 as United continued to balance capital adequacy and returns to shareholders. The slight increase in shareholders’ equity was due mainly to net retained earnings in excess of dividends for the first half of 2003 of $24.55 million. Since year-end, United has experienced a decrease of $2.00 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. Treasury stock has increased $16.51 million since year-end 2002. During the first six months of 2003, 633,812 shares were repurchased under a plan announced by United in February of 2002 to repurchase up to 1.72 million shares of its common stock on the open market. Since the plan’s implementation, 1,497,044 shares have been repurchased. During the quarter, United’s Board of Directors approved a new plan to repurchase up to 1.65 million shares of United’s common stock on the open market effective upon completion of the 2002 repurchase plan.

RESULTS OF OPERATIONS

Overview

Net income for the first half of 2003 was $45.35 million or $1.07 per diluted share compared to $44.03 million or $1.01 per share for the first half of 2002. This represents a 3.00% increase in net income and a 5.94% increase in earnings per share. Net income for the second quarter of 2003 was $22.81 million, an increase of 2.70% from the $22.21 million reported for the prior year quarter. Second quarter 2003 earnings were $0.54 per diluted share, an increase of 5.88% from the $0.51 per share reported for the second quarter of 2002. United’s annualized return on average assets for the first six months of 2003 was 1.63% and return on average shareholders’ equity was 16.67% as compared to 1.62% and 17.10% for the first six months of 2002.

The net interest margin was 3.79% for the first six months of 2003 compared to 4.19% for the first six months of 2002. Tax-equivalent net interest income decreased $7.30 million or 6.78% for the first six months of 2003 as compared to the same period for 2002.The net interest margin for the second quarter 2003 was 3.83%, a 39 basis points decrease from the 4.22% net interest margin for the second quarter of 2002. Tax-equivalent net interest income decreased $4.05 million or 7.46% for the second quarter of 2003 as compared to the same period for 2002. The provision for loan losses was $3.75 million for the first six months of 2003 as compared to $3.90 million for the first six months of 2002. For the quarters ended June 30, 2003 and 2002, the provision for loan losses was $2.30 million and $1.68 million, respectively. Noninterest income was $51.38 million for the first six months of 2003, up $18.18 million or 54.74% when compared to the first six months of 2002. For the second quarter of 2003, noninterest income was $27.79 million, an increase of $10.52 million or 60.92% from the second quarter of 2002. Noninterest expenses increased $11.31 million or 16.93% for the first half of 2003 compared to the same period in 2002. For the second quarter of 2003, noninterest expenses increased $5.78 million or 16.60% from the second quarter of 2002. United’s effective tax rate was 30.00% and 31.75% for the first half of 2003 and 2002, respectively.

Net Interest Income

As is the case with many financial institutions, United continues to experience compression in its net interest margin. Assets are repricing at historically low levels with little flexibility for a corresponding decrease in rates paid on interest-bearing liabilities while a weak economy is hindering loan growth. Tax-equivalent net interest income decreased $4.05 million or 7.46% and $7.30 million or 6.78% for the second quarter and first six months of 2003, respectively, when compared to the same periods of 2002. United’s tax-equivalent net interest margin was 3.83% and 3.79% for the second quarter and first half of 2003, respectively, compared to 4.22% and 4.19% for the same time periods in 2002, respectively.

For the second quarter of 2003, United’s yield on average earning assets declined 95 basis points as the yield on average securities and loans declined 124 and 88 basis points, respectively, from the second quarter of 2002. United’s cost of average interest-bearing funds declined 62 basis points from the second quarter of 2002; however, that decrease was not enough to offset the aforementioned decline in the yield on average earning assets. On a linked quarter basis, net interest income remained relatively stable at $50.15 million while the net interest margin increased 7 basis points from 3.76% in the first quarter of 2003.

For the first six months of 2003, United’s yield on average earning assets declined 93 basis points as the yield on average securities and loans declined 109 and 88 basis points, respectively, from the first six months of 2002. United’s cost of average interest-bearing funds declined 57 basis points from the first half of 2002; however, that decrease was not enough to offset the aforementioned decline in the yield on average earning assets.

Provision for Loan Losses

Credit quality continues to compare favorably against peer group averages, despite sluggish economic conditions. Nonperforming loans were $13.41 million or 0.38% of loans, net of unearned income at June 30, 2003 as compared to $15.35 million or 0.43% of loans, net of unearned income, at December 31, 2002. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $7.60 million and $5.82 million, respectively at June 30, 2003 as compared to $6.89 million and $8.46 million, respectively at year-end 2002. The $705 thousand increase in nonaccrual loans was primarily due to a single collateralized commercial loan being classified as nonaccrual during the first quarter of 2003. Total nonperforming assets of $17.25 million, including OREO of $3.83 million at June 30, 2003, represented 0.30% of total assets at the end of the second quarter. For a summary of nonperforming assets, see Note 6 to the unaudited consolidated financial statements.

At June 30, 2003, impaired loans were $15.59 million, which was an increase of $5.57 million from the

$10.02 million in impaired loans at December 31, 2002. In addition to the previously mentioned nonaccrual large commercial credit, the increase in impaired loans since year-end was due mainly to two additional large commercial credits totaling $3.45 million that were classified as impaired but still accruing interest at June 30, 2003. For further details, see Note 5 to the unaudited consolidated financial statements.

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

At June 30, 2003, the allowance for loan losses was $46.84 million, compared to $47.39 million at December 31, 2002. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.33% at June 30, 2003 and December 31, 2002. The ratio of the allowance for loan losses to nonperforming loans was 349.3% and 308.7% at June 30, 2003 and December 31, 2002, respectively.

For the quarters ended June 30, 2003 and 2002, the provision for loan losses was $2.30 million and $1.68 million, respectively, while the provision for the first six months was $3.75 million for 2003 as compared to $3.90 million for 2002. Net charge-offs were $2.44 million for the second quarter of 2003 as compared to net charge-offs of $1.82 million for the previous year quarter, which represented 0.06% and 0.05% of average loans for the respective quarters. Net charge-offs for the first half of 2003 were $4.29 million as compared to $3.56 million for the first half of 2002. Note 5 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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

United’s formal company-wide process at June 30, 2003 produced increased allocations within three of the four loan categories from December 31, 2002. The components of the allowance allocated to commercial loans increased $182 thousand, as a result of adjustments primarily made to account for the specific allocations of large loans. The consumer loan pool allocation increased $286 thousand as a result of changes in historical and qualitative loss factors. The real estate construction loan pool allocation increased $329 thousand primarily due to changes in loan volume. The components of the allowance allocated to real estate loans decreased $1.5 million as a result of decreased loan volume and changes in historical loss factors.

Management believes that the allowance for loan losses of $46.84 million at June 30, 2003 is adequate to provide for probable losses on existing loans based on information currently available.

Management is not aware of any potential problem loans, trends or uncertainties, which it reasonably expects, will materially impact future operating results, liquidity, or capital resources which have not been disclosed. Additionally, management has disclosed all known material credits, which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment schedules.

Other Income

Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income, excluding security transactions, increased $9.30 million or 52.97% and $15.79 million or 46.71% for the second quarter and first half of 2003, respectively, when compared to the second quarter and first half of 2002. On a linked-quarter basis, noninterest income, excluding security transactions, for the second quarter of 2003 increased $4.13 million or 18.18% from the first quarter of 2003.

Income from mortgage banking activities increased $7.12 million or 99.59% for the second quarter of 2003 as compared to the second quarter of 2002. On a year-to-date basis, mortgage banking income increased $12.64 million or 92.96% over last year’s results. Mortgage loan origination activity increased 112.43% or $1.24 billion for the first six months of 2003 as compared to the same period in 2002 due to increased mortgage refinancings as a result of declining interest rates. More originations resulted in increased loan sales in the secondary market of 99.84% or $1.18 billion during the first half of 2003 in comparison to the same time period in 2002. On a linked-quarter basis, mortgage banking income increased $2.30 million or 19.17%. Mortgage loans sold in the secondary market during the second quarter of 2003 increased $121 million or 10.77% from the first quarter of 2003 and loans originated for sale increased $293 million or 28.67% during the same time period.

Income from deposit services increased $693 thousand or 10.41% for the second quarter of 2003 when compared to the second quarter of 2002 while increasing $1.33 million or 10.37% for the first half of 2003 when compared to the first half of 2002.

Total noninterest income, including security transactions, increased $10.52 million or 60.92% and $18.18 million or 54.74% for the second quarter and first half of 2003, respectively, when compared to the second quarter and first half of 2002. Included in the security transactions’ totals for the first half of 2003 is a recognized impairment charge of $35 thousand as compared to recognized impairment charges of $780 thousand for the first half of 2002. No impairment charge related to securities was recorded in the second quarter of 2003 as compared to a recognized impairment charge of $455 thousand for the second quarter of 2002. On a linked-quarter basis, United recognized an impairment charge of $35 thousand in the first quarter of 2003. The decline in the value of these available for sale securities was the result of an increase in the level of prepayment and default activity during the time periods, which negatively affected the valuation of those securities to varying degrees during the respective periods.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $5.78 million or 16.60% and $11.32 million or 16.93% for the quarter and six months ended June 30, 2003, as compared to the same periods in 2002.

Total salaries and benefits increased by 26.26% or $5.03 million and 24.61% or $9.05 million for the second quarter and first six months of 2003 when compared to the same periods of 2002. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels. On a linked quarter basis, salaries and benefits were up 11.83% or $2.59 million from the first quarter of 2003.

Net occupancy expense for the second quarter of 2003 decreased $157 thousand or 4.59% when compared to the second quarter of 2002. Net occupancy expense for the first half of 2003 increased $520 thousand or 8.58%, when compared to the first half of 2002. On a linked-quarter basis, net occupancy declined $52 thousand or 1.57 % from the first quarter of 2003 due a decline in building maintenance and utilities expense.

Other expenses increased $907 thousand or 7.40% and $1.75 million or 7.28% for the second quarter and first six months of 2003, respectively, as compared to the same periods of 2002 due to an increased level of general operating expenses resulting from the opening of three office locations after June 30, 2002. On a linked quarter basis, other expense increased $539 thousand or 4.27% due to an increase in several general operating expense items.

Income Taxes

For the second quarter of 2003, income taxes were $9.77 million as compared to $9.98 million for the second quarter of 2002. For the quarters ended June 30, 2003 and 2002, United’s effective tax rates were 30.00% and 31.00%, respectively. For the first half of 2003 and 2002, income taxes were $19.43 million and $20.48 million, respectively. United’s effective tax rates were 30.00% and 31.75% during those respective time periods.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2003 and December 31, 2002:

Change in	Percentage Change in Net Interest Income
Interest Rates
(basis points)	June 30, 2003	December 31, 2002

+100	8.97%	5.07%
-100	-3.23%	-3.95%

At June 30, 2003, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 8.97% over one year as compared to an increase of 5.07% at December 31, 2002. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.23% over one year at June 30, 2003 as compared to a decrease of 3.95% at December 31, 2002. This analysis does not include the potential increased refinanced activities from the mortgage company, which should lessen the negative impact on net income from falling rates. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. Under the swap agreement, United will receive payment streams at a fixed rate of 6.43% while paying a variable rate of one-month LIBOR plus 3.5% on the $100 million for a term of seven years. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. However, the FHLB, at its discretion, can convert the fixed interest rate on the advance to a variable rate of three-month LIBOR plus 0.1%. If this conversion occurs, under the swap agreement, United would then receive variable payment streams equivalent to three-month LIBOR plus 0.1% and pay a variable rate of three-month LIBOR plus 3.5% over the remaining term. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

Key economic assumptions used in measuring the fair value of the retained interests at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Weighted average life (in years)	2.7	3.1
Prepayment speed assumption (annual rate)	15.19% - 42.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	3.25% - 12.94%	3.97% - 13.31%

At June 30, 2003 and December 31, 2002, the retained interests approximated $30 million and $34 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	June 30,	December 31,
	2003	2002

Total principal amount of loans	$54,559	$68,845
Principal amount of loans 60 days or more past due	1,095	1,436
Year to date average balances	61,791	85,809
Year to date net credit losses	1,550	5,112

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

For the six months ended June 30, 2003, cash of $88.01 million was provided by operations by United. During the same period, net cash of $10.21 million was used in investing activities, which was primarily due to $29.96 million of excess purchases over net proceeds from calls and maturities of investment securities as well as the purchase of $30 million of bank-owned life insurance. During the first half of 2003, financing activities, primarily due to a decrease in deposits of $48.89 million, used net cash of $76.36 million. Uses of cash for financing activities included repayment of approximately $39.08 million in short-term borrowings and payments of $20.95 million and $18.49 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $1.45 million for the first six months of 2003.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.82% at June 30, 2003 and 11.76% at December 31, 2002, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.53% and 8.37%, respectively, at June 30, 2003, are also well above regulatory minimum requirements.

Total shareholders’ equity was $547.09 million, an increase of $5.56 million or 1.03% from December 31, 2002. United’s equity to assets ratio was 9.51% at June 30, 2003, as compared to 9.35% at December 31, 2002. The primary capital ratio, capital and reserves to total assets and reserves, was 10.24% at June 30, 2003, as compared to 10.09% at December 31, 2002. United’s average equity to average asset ratio was 9.80% and 9.54% for the quarters ended June 30, 2003 and 2002, respectively.

During the second quarter of 2003, United’s Board of Directors declared a cash dividend of $0.25 per share. Cash dividends of $0.50 per common share for the first half of 2003 represent an increase of 9% over the $0.46 paid for first half of 2002. Total cash dividends declared were approximately $10.37 million for the second quarter of 2003 and $20.80 million for the first six months of 2003, an increase of 5.84% and 5.74% over the comparable periods of 2002. The year 2003 is expected to be the 30th consecutive year of dividend increases to United shareholders.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2003 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II - OTHER INFORMATION

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on Monday, May 19, 2003.

(b)	Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

(c)	One proposal was voted upon at the annual meeting, the election of sixteen (16) persons to serve as directors of United for a one-year term expiring at the 2004 Annual Meeting. The results of the voting were as follows:

	Votes For	Votes Withheld

Richard M. Adams	34,651,435	668,103
Robert G. Astorg	29,452,053	5,867,485
Thomas J. Blair, III	34,923,137	396,401
Harry L. Buch	34,683,506	681,032
W. Gaston Caperton, III	29,217,245	6,102,293
H. Smoot Fahlgren	34,569,657	749,881
Theodore J. Georgelas	34,458,773	860,765
F. T. Graff, Jr.	29,790,496	5,529,042
Russell L. Isaacs	34,616,316	703,222
John M. McMahon	34,918,246	401,292
G. Ogden Nutting	33,882,526	1,437,012
William C. Pitt, III	34,636,582	681,956
I. N. Smith, Jr.	34,462,472	857,066
Warren A. Thornhill, III	34,913,416	406,122
P. Clinton Winter, Jr.	29,458,755	5,860,783
James W. Word, Jr.	29,678,874	5,640,664

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(b)	Reports on Form 8-K

On May 22, 2003, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to announce a second quarter dividend of $0.25 per share and a plan to repurchase up to 1.65 million shares of its common stock on the open market.

On July 18, 2003, United Bankshares, Inc. filed a Current Report under Items 7 and 9 to report the results of operations for the second quarter and first half of 2003. The information was provided pursuant to Item 12 in accordance with the guidance provided in SEC Release Nos. 33-8216 and 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.

(Registrant)

Date:	August 14, 2003	/s/ Richard M. Adams

Richard M. Adams, Chairman of
the Board and Chief Executive
Officer

Date:	August 14, 2003	/s/ Steven E. Wilson

Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer