Form 10-Q
period 2003-09-30
UNITED BANKSHARES INC/WV
filed 2003-11-13
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period

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

Class - Common Stock, $2.50 Par Value; 43,785,418 shares outstanding as of October 31, 2003.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets September 30, 2003 (Unaudited) and December 31, 2002	5
Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2003 and 2002	6
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2003	7
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2003 and 2002	8
Notes to Consolidated Financial Statements	9
Information required by Item 303 of Regulation S-K
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 2. Changes in Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS—Continued

Page

Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits and Reports on Form 8-K	40
Signatures	42

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2003 and December 31, 2002, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and nine months ended September 30, 2003 and 2002, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2003, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	September 30	December 31
(Dollars in thousands, except par value)	2003	2002

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$169,746	$162,261
Interest-bearing deposits with other banks	35,622	13,102
Federal funds sold	55,575	0

Total cash and cash equivalents	260,943	175,363
Securities available for sale at estimated fair value (amortized cost-$1,005,440 at September 30, 2003 and $996,198 at December 31, 2002)	1,018,309	1,022,314
Securities held to maturity (estimated fair value-$263,197 at September 30, 2003 and $266,993 at December 31, 2002)	255,656	263,176
Loans held for sale	302,934	582,718
Loans	3,650,578	3,576,280
Less: Unearned income	(3,874)	(3,119)

Loans net of unearned income	3,646,704	3,573,161
Less: Allowance for loan losses	(46,933)	(47,387)

Net loans	3,599,771	3,525,774
Bank premises and equipment	46,395	48,923
Goodwill	89,574	90,416
Accrued interest receivable	24,869	27,577
Other assets	133,533	55,758

TOTAL ASSETS	$5,731,984	$5,792,019

Liabilities
Deposits:
Noninterest-bearing	$795,273	$739,228
Interest-bearing	2,971,782	3,161,620

Total deposits	3,767,055	3,900,848
Borrowings:
Federal funds purchased	14,500	57,153
Securities sold under agreements to repurchase	520,026	511,300
Federal Home Loan Bank borrowings	784,313	679,712
Mandatorily redeemable capital securities of subsidiary trusts	28,851	28,861
Other borrowings	13,867	5,096
Accrued expenses and other liabilities	58,832	67,510

TOTAL LIABILITIES	5,187,444	5,250,480
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-43,381,769 at September 30, 2003 and December 31, 2002 including 2,177,723 and 1,349,801 shares in treasury at September 30, 2003 and December 31, 2002, respectively	108,454	108,454
Surplus	87,784	89,360
Retained earnings	406,290	369,122
Accumulated other comprehensive income	4,821	13,060
Treasury stock, at cost	(62,809)	(38,457)

TOTAL SHAREHOLDERS’ EQUITY	544,540	541,539

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,731,984	$5,792,019

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Interest income
Interest and fees on loans	$58,402	$65,278	$178,205	$192,958
Interest on federal funds sold and other short-term investments	158	61	761	506
Interest and dividends on securities:
Taxable	11,331	18,742	37,935	55,718
Tax-exempt	2,090	2,332	6,565	7,207

Total interest income	71,981	86,413	223,466	256,389
Interest expense
Interest on deposits	11,994	19,185	42,072	61,260
Interest on short-term borrowings	1,535	2,732	5,833	7,497
Interest on long-term borrowings	10,930	10,760	32,716	31,832

Total interest expense	24,459	32,677	80,621	100,589

Net interest income	47,522	53,736	142,845	155,800
Provision for loan losses	2,222	1,823	5,973	5,725

Net interest income after provision for loan losses	45,300	51,913	136,872	150,075
Other income
Income from mortgage banking operations	15,834	11,203	42,073	24,801
Service charges, commissions, and fees	8,939	8,299	26,003	23,287
Income from fiduciary activities	2,389	2,303	7,126	6,692
Security gains (losses)	122	(4,368)	1,919	(4,961)
Other income	1,366	1,292	2,915	2,117

Total other income	28,650	18,729	80,036	51,936
Other expense
Salaries and employee benefits	25,507	21,595	71,327	58,367
Net occupancy expense	3,039	3,252	9,619	9,312
Other expense	12,661	13,850	38,436	37,877

Total other expense	41,207	38,697	119,382	105,556

Income before income taxes	32,743	31,945	97,526	96,455
Income taxes	9,823	9,592	29,258	30,075

Net income	$22,920	$22,353	$68,268	$66,380

Earnings per common share:
Basic	$0.55	$0.53	$1.64	$1.56

Diluted	$0.55	$0.52	$1.62	$1.53

Dividends per common share	$0.25	$0.24	$0.75	$0.70

Average outstanding shares:
Basic	41,328,476	42,419,925	41,615,354	42,667,849
Diluted	41,823,011	43,103,509	42,091,262	43,348,668

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

			Nine Months Ended September 30, 2003

	Common Stock				Accumulated
					Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2003	43,381,769	$108,454	$89,360	$369,122	$13,060	($38,457)	$541,539
Comprehensive income (loss):
Net income	—	—	—	68,268	—	—	68,268
Other comprehensive income (loss), net of tax:
Unrealized loss on securities of $9,918 net of reclassification adjustment for gains included in net income of $1,247	—	—	—	—	(8,671)	—	(8,671)
Amortization of the unrealized gain for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	432	—	432

Total comprehensive income							60,029
Purchase of treasury stock (945,744 shares)	—	—	—	—	—	(28,114)	(28,114)
Cash dividends ($0.75 per share)	—	—	—	(31,100)	—	—	(31,100)
Common stock options exercised (116,477 shares)	—	—	(1,576)	—	—	3,762	2,186

Balance at September 30, 2003	43,381,769	$108,454	$87,784	$406,290	$4,821	($62,809)	$544,540

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended
	September 30

	2003	2002

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$347,826	$(83,159)
INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	8,174	9,444
Purchases of investment securities	0	(7)
Proceeds from sales of securities available for sale	113,060	107,772
Proceeds from maturities and calls of securities available for sale	1,091,558	298,427
Purchases of securities available for sale	(1,217,477)	(351,474)
Purchase of bank-owned life insurance	(70,000)	(4,381)
Net purchases of bank premises and equipment	(2,482)	0
Net change in loans	(74,298)	(76,646)

NET CASH USED IN INVESTING ACTIVITIES	(151,465)	(16,865)

FINANCING ACTIVITIES
Cash dividends paid	(31,100)	(29,561)
Acquisition of treasury stock	(28,114)	(27,881)
Proceeds from exercise of stock options	2,186	3,662
Repayment of Federal Home Loan Bank borrowings	(283)	(55,566)
Proceeds from Federal Home Loan Bank borrowings	105,479	225
Changes in:
Deposits	(133,793)	196,848
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	(25,156)	62,641

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(110,781)	150,368

Increase in cash and cash equivalents	85,580	50,344
Cash and cash equivalents at beginning of year	175,363	157,594

Cash and cash equivalents at end of period	$260,943	$207,938

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 have not been audited. The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in United’s 2002 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2002 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.

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

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method prescribed by the provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income, as reported	$22,920	$22,353	$68,268	$66,380
Less pro forma expense related to options granted, net of tax	(211)	(197)	(632)	(580)

Pro forma net income	$22,709	$22,156	$67,636	$65,800

Pro forma net income per share:
Basic – as reported	$0.55	$0.53	$1.64	$1.56
Basic – pro forma	$0.55	$0.52	$1.63	$1.54
Diluted – as reported	$0.55	$0.52	$1.62	$1.53
Diluted – pro forma	$0.54	$0.51	$1.61	$1.52

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The objective of FIN 46 is to provide guidance on identifying a variable interest entity and determining when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. Initially, FIN 46 applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. However, on October 8, 2003, the FASB agreed to defer the effective date for interests acquired before February 1, 2003 to the periods ending after December 15, 2003. It applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities obtained after that date. United owns the common stock of fully-consolidated subsidiary business trusts, which have issued corporation-obligated mandatorily redeemable preferred capital securities to third party investors. The trusts’ only assets, which totaled $30,470 at September 30, 2003, are debentures issued by United, which were acquired by the trusts using proceeds from the issuance of the preferred securities and common stock. Under the current provisions of FIN 46, the trusts may require de-consolidation, whereby the debentures would be reported on the Consolidated Balance Sheets as Other Borrowings, while United’s equity interest in the trust will be reported as Other Assets. For regulatory reporting purposes, the Federal Reserve Board has indicated that such preferred securities will continue to constitute Tier 1 Capital until further notice. Additional information on the trusts is summarized in Note 9, Notes to Consolidated Financial Statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”(SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. United adopted SFAS No. 150 effective July 1, 2003 and the adoption of the standard did not have a material effect on United’s financial statements.

2. ACQUISITION

As of the close of business on October 10, 2003, United acquired 100% of the outstanding common stock of Sequoia Bancshares, Inc. of Bethesda, Maryland (Sequoia). The results of operations of Sequoia, which are not significant, have not been included in the consolidated results of operations for September 30, 2003, but will be included in the consolidated results of operations from the date of acquisition. As a result of this acquisition, United increased its presence in Northern Virginia, Washington, D.C., and Montgomery County, Maryland by adding 8 offices.

The purchase price was $109.0 million, including $24.9 million of cash, and 2.67 million shares of common stock valued at $75.7 million. The value of the 2.67 million common shares issued was determined based on the average market price of United’s common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. At consummation, Sequoia had total assets of approximately $516 million, loans of $362 million, deposits of $384 million and shareholders’ equity of $22 million.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	September 30, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,620	$93	$10	$32,703
State and political subdivisions	70,066	2,516	232	72,350
Mortgage-backed securities	732,485	13,733	4,633	741,585
Marketable equity securities	12,613	1,175	785	13,003
Other	157,656	2,620	1,608	158,668

Total	$1,005,440	$20,137	$7,268	$1,018,309

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,099	$94	$25	$29,168
State and political subdivisions	64,259	2,084	52	66,291
Mortgage-backed securities	737,829	24,027	518	761,338
Marketable equity securities	8,261	1,246	920	8,587
Other	156,750	2,131	1,951	156,930

Total	$996,198	$29,582	$3,466	$1,022,314

The cumulative net unrealized gains on available for sale securities resulted in increases of $8,365 and $16,975 in shareholders’ equity, net of deferred income taxes at September 30, 2003 and December 31, 2002, respectively.

The amortized cost and estimated fair value of securities available for sale at September 30, 2003 and December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an estimated fair value of $741,585 and $761,338 at September 30, 2003 and December 31, 2002, respectively, and an amortized cost of $732,485 and $737,829 at September 30, 2003 and December 31, 2002, respectively, are included below based upon an estimated average life.

	September 30, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$31,393	$31,387	$28,838	$28,914
Due after one year through five years	34,314	39,227	11,665	11,920
Due after five years through ten years	99,014	100,931	145,800	149,909
Due after ten years	828,106	833,761	801,634	822,984
Marketable equity securities	12,613	13,003	8,261	8,587

Total	$1,005,440	$1,018,309	$996,198	$1,022,314

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,000	$1,032		$18,032
State and political subdivisions	78,122	3,374	$19	81,477
Mortgage-backed securities	1,388	77		1,465
Other	159,146	7,855	4,778	162,223

Total	$255,656	$12,338	$4,797	$263,197

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,062	$1,294		$18,356
State and political subdivisions	85,537	3,477	$30	88,984
Mortgage-backed securities	2,627	156		2,783
Other	157,950	5,727	6,807	156,870

Total	$263,176	$10,654	$6,837	$266,993

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2003 and December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $1,388 and $2,627 at September 30, 2003 and December 31, 2002, respectively, and an estimated fair value of $1,465 and $2,783 at September 30, 2003 and December 31, 2002, respectively are included below based upon an estimated average life. There were no sales of held to maturity securities.

	September 30, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$11,921	$12,077	$7,973	$8,192
Due after one year through five years	26,762	28,674	29,276	31,170
Due after five years through ten years	52,705	57,379	50,490	54,691
Due after ten years	164,268	165,067	175,437	172,940

Total	$255,656	$263,197	$263,176	$266,993

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $938,427 and $952,070 at September 30, 2003 and December 31, 2002, respectively.

4. LOANS

Major classifications of loans are as follows:

	September 30,	December 31,
	2003	2002

Commercial, financial and agricultural	$725,229	$698,315
Real estate:
Single-family residential	1,314,844	1,305,706
Commercial	927,529	931,491
Construction	204,550	170,847
Other	89,425	95,680
Installment	389,001	374,241

Total gross loans	$3,650,578	$3,576,280

The table above does not include loans held for sale of $302,934 and $582,718 at September 30, 2003 and December 31, 2002, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $155,926 and $135,043 at September 30, 2003 and December 31, 2002, respectively.

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

A progression of the allowance for loan losses for the periods presented is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Balance at beginning of period	$46,844	$47,746	$47,387	$47,408
Provision charged to expense	2,222	1,823	5,973	5,725

	49,066	49,569	53,360	53,133
Loans charged-off	(2,600)	(2,410)	(7,593)	(7,000)
Less: Recoveries	467	213	1,166	1,239

Net Charge-offs	(2,133)	(2,197)	(6,427)	(5,761)

Balance at end of period	$46,933	$47,372	$46,933	$47,372

At September 30, 2003, the recorded investment in loans that are considered to be impaired was $16,380 ($8,998 of which were on a nonaccrual basis). Included in this amount is $8,798 of impaired loans for which the related allowance for loan losses is $1,910 and $7,582 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2002, the recorded investment in loans that were considered to be impaired was $10,023 (of which $6,890 was on a nonaccrual basis). Included in this amount was $3,427 of impaired loans for which the related allowance for loan losses was $845 and $6,596 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter ended September 30, 2003 and for the year ended December 31, 2002 was approximately $15,985 and $10,935, respectively.

For the quarters ended September 30, 2003 and 2002, United recognized interest income on impaired loans of approximately $117 and $235, respectively. For the nine months ended September 30, 2003 and 2002, United recognized interest income on the impaired loans of approximately $368 and $342, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $352 and $272 for the quarters ended September 30, 2003 and 2002, respectively, and $816 and $514 for the nine months ended September 30, 2003 and 2002, respectively.

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

Nonperforming assets are summarized as follows:

	September 30,	December 31,
	2003	2002

Nonaccrual loans	$8,998	$6,890
Loans past due 90 days or more and still accruing interest	9,468	8,461

Total nonperforming loans	18,466	15,351
Other real estate owned	3,225	4,267

Total nonperforming assets	$21,691	$19,618

7. INTANGIBLE ASSETS

Total goodwill of $89,574 and $90,416 as of September 30, 2003 and December 31, 2002, respectively, is comprised of goodwill recorded in United’s community banking segment. During the first nine months of 2003, the carrying amount of goodwill decreased $842 thousand due to the exercise of non-qualified stock options related to the Century acquisition.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$14,143	($9,544)	$4,599

Goodwill not subject to amortization	$112,919	($23,345)	$89,574

	As of December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$14,143	($8,274)	$5,869

Goodwill not subject to amortization	$113,761	($23,345)	$90,416

United incurred amortization expense of $412 and $1,270 for the quarter and nine months ended September 30, 2003, respectively, related to intangible assets.

8. BORROWINGS

United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $220,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United, through the parent company, has available funds of $40,000 to provide for general liquidity needs under a one year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At September 30, 2003, United had an outstanding balance under the line of credit of $34,000 at an interest rate of 1.87%.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2003, United Bank (VA) had an outstanding balance of $4,867 and had additional funding available of approximately $133 thousand.

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. At September 30, 2003, United had an unused borrowing amount of approximately $517,245 available. However, without the delivery of additional collateral, United has approximately $62,959 available for advances from the FHLB at prevailing interest rates.

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At September 30, 2003, the fair value of the swap was $5.00 million. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet with no impact to earnings.

At September 30, 2003, $784,313 of FHLB advances with a weighted-average interest rate of 5.53% are scheduled to mature from one to twenty years. At September 30, 2003, the scheduled maturities of FHLB advances are as follows:

Year	Amount

2003	$139
2004	113,741
2005	90,000
2006	2,100
2007 and thereafter	578,333

Total	$784,313

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $1,775,752 and $1,285,533 of loan commitments outstanding as of September 30, 2003 and December 31, 2002, respectively, the majority of which expire within one year.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The fair values of the interest rate lock commitments were $694 thousand and $1.26 million at September 30, 2003 and December 31, 2002, respectively. The fair values of the best efforts commitments were $1.06 million and $3.32 million at September 30, 2003 and December 31, 2002, respectively. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to enter into the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to enter into the loan. At September 30, 2003 and December 31, 2002, United had commitments to originate $394,427 and $249,979, respectively, of mortgage loans to sell in the secondary market.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $4,336 and $3,171 as of September 30, 2003 and December 31, 2002, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $104,239 and $95,923 as of September 30, 2003 and December 31, 2002, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis. The fees and liability associated with these letters of credit are immaterial.

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

			General
	Mortgage	Community	Corporate
	Banking	Banking	and Other*	Consolidated

		(In thousands)
Three months ended September 30, 2003
Net interest income	$4,770	$42,468	$284	$47,522
Provision for loan losses	—	2,222	—	2,222
Net interest income after provision for loan losses	4,770	40,246	284	45,300
Noninterest income	15,834	12,617	199	28,650
Noninterest expense	13,721	26,986	500	41,207
Income (loss) before income taxes	6,883	25,877	(17)	32,743
Income tax expense (benefit)	1,873	7,954	(4)	9,823
Net income (loss)	5,010	17,923	(13)	22,920
Average total assets (liabilities)	587,803	5,327,800	(182,816)	5,732,787
Three months ended September 30, 2002
Net interest income	$3,026	$50,180	$530	$53,736
Provision for loan losses	—	1,823	—	1,823
Net interest income after provision for loan losses	3,026	48,357	530	51,913
Noninterest income	11,203	7,487	39	18,729
Noninterest expense	10,601	28,591	(495)	38,697
Income before income taxes	3,628	27,253	1,064	31,945
Income tax expense	1,012	8,266	314	9,592
Net income	2,616	18,987	750	22,353
Average total assets (liabilities)	351,909	5,327,505	(50,426)	5,628,988
Nine months ended September 30, 2003
Net interest income	$13,803	$128,185	$857	$142,845
Provision for loan losses	—	5,973	—	5,973
Net interest income after provision for loan losses	13,803	122,212	857	136,872
Noninterest income	42,073	37,543	419	80,036
Noninterest expense	37,539	81,693	150	119,382
Income before income taxes	18,338	78,063	1,126	97,526
Income tax expense	5,037	23,883	338	29,258
Net income	13,300	54,180	788	68,268
Average total assets (liabilities)	539,982	5,253,145	(101,446)	5,691,681

* General corporate and other includes intercompany eliminations

			General
	Mortgage	Community	Corporate
	Banking	Banking	and Other*	Consolidated

		(In thousands)
Nine months ended September 30, 2002
Net interest income	$7,624	$146,365	$1,811	$155,800
Provision for loan losses	—	5,725	—	5,725
Net interest income after provision for loan losses	7,624	140,640	1,811	150,075
Noninterest income	24,801	27,224	(89)	51,936
Noninterest expense	23,214	82,691	(349)	105,556
Income before income taxes	9,211	85,173	2,071	96,455
Income tax expense	2,483	26,927	665	30,075
Net income	6,728	58,246	1,406	66,380
Average total assets (liabilities)	254,137	5,382,687	(105,176)	5,531,648

* General Corporate and Other includes intercompany eliminations

12. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net Income	$22,920	$22,353	$68,268	$66,380
Other Comprehensive Income (Loss), Net of Tax:
Unrealized (loss) gain on available for sale securities arising during the period	(8,750)	2,839	(9,918)	3,225
Less: Reclassification adjustment for gains (losses)included in net income	2,080	(1,180)	1,247	5,385
Amortization on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	185	83	432	405

Total Comprehensive Income	$16,435	$24,095	$60,029	$75,395

13. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

(Dollars in thousands, except per share)	2003	2002	2003	2002

Basic
Net Income	$22,920	$22,353	$68,268	$66,380

Average common shares outstanding	41,328,476	42,419,925	41,615,354	42,667,849

Earnings per basic common share	$0.55	$0.53	$1.64	$1.56
Diluted
Net Income	$22,920	$22,353	$68,268	$66,380

Average common shares outstanding	41,328,476	42,419,925	41,615,354	42,667,849
Equivalent Shares from stock options	494,535	683,584	475,908	680,819

Average diluted shares outstanding	41,823,011	43,103,509	42,091,262	43,348,668

Earnings per diluted common share	$0.55	$0.52	$1.62	$1.53

14. EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three-month periods ended September 30, 2003 and September 30, 2002 with the interest rate earned or paid on such amount.

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased
Under agreements to resell and other short-term investments	$36,559	$158	1.71%	$14,106	$61	1.72%
Investment Securities:
Taxable	1,095,811	11,331	4.10%	1,215,486	18,742	6.12%
Tax-exempt (1) (2)	183,479	3,081	6.66%	190,470	3,346	6.97%

Total Securities	1,279,290	14,412	4.47%	1,405,956	22,088	6.23%
Loans, net of unearned income (1) (2) (3)	4,057,955	59,909	5.87%	3,917,277	66,989	6.80%
Allowance for loan losses	(46,902)			(47,578)

Net loans	4,011,053		5.94%	3,869,699		6.89%

Total earning assets	5,326,902	$74,479	5.57%	5,289,761	$89,138	6.71%

Other assets	405,885			339,227

TOTAL ASSETS	$5,732,787			$5,628,988

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,006,322	$11,994	1.58%	$3,148,543	$19,185	2.42%
Federal funds purchased, repurchase agreements and other short-term borrowings	558,438	1,535	1.09%	536,403	2,732	2.02%
FHLB advances and other long-term borrowings	805,536	10,930	5.38%	689,650	10,760	6.19%

Total Interest-Bearing Funds	4,370,296	24,459	2.22%	4,374,596	32,677	2.96%

Demand deposits	758,103			606,176
Accrued expenses and other liabilities	49,838			106,528

TOTAL LIABILITIES	5,178,237			5,087,300
SHAREHOLDERS’ EQUITY	554,550			541,688

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,732,787			$5,628,988

NET INTEREST INCOME		$50,020			$56,461

INTEREST SPREAD			3.35%			3.75%
NET INTEREST MARGIN			3.75%			4.26%

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

The following table shows the daily average balance of major categories of assets and liabilities for each of the nine-month periods ended September 30, 2003 and September 30, 2002 with the interest rate earned or paid on such amount.

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$73,183	$761	1.39%	$40,566	$506	1.67%
Investment Securities:
Taxable	1,112,562	37,935	4.56%	1,228,711	55,718	6.06%
Tax-exempt (1) (2)	185,462	9,588	6.91%	192,035	10,314	7.18%

Total Securities	1,298,024	47,524	4.90%	1,420,746	66,032	6.21%
Loans, net of unearned income (1) (2) (3)	3,986,539	182,701	6.12%	3,777,514	198,157	7.01%
Allowance for loan losses	(46,998)			(47,699)

Net loans	3,939,541		6.19%	3,729,815		7.10%

Total earning assets	5,310,748	$230,986	5.82%	5,191,127	$264,695	6.82%

Other assets	380,933			340,521

TOTAL ASSETS	$5,691,681			$5,531,648

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,078,804	$42,072	1.83%	$3,143,915	$61,260	2.61%
Federal funds purchased, repurchase agreements and other short-term borrowings	536,064	5,833	1.45%	495,262	7,497	2.02%
FHLB advances and other long-term borrowings	743,618	32,716	5.88%	690,044	31,832	6.17%

Total Interest-Bearing Funds	4,358,486	80,621	2.47%	4,329,221	100,589	3.11%

Demand deposits	731,307			591,476
Accrued expenses and other liabilities	51,223			84,268

TOTAL LIABILITIES	5,141,016			5,004,965
SHAREHOLDERS’ EQUITY	550,665			526,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,691,681			$5,531,648

NET INTEREST INCOME		$150,365			$164,106

INTEREST SPREAD			3.35%			3.71%
NET INTEREST MARGIN			3.78%			4.22%

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of retained interests in securitized assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for loan losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 5 to the unaudited consolidated financial statements and in Notes to the consolidated financial statements of United included in its annual report to shareholders. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Retained interests in securitized financial assets are recorded at the their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United relies on discounted cash flow modeling techniques to estimate fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the values of the assets are sensitive to changes in these key assumptions, the valuation of retained interests is considered a critical accounting estimate. A discussion of the accounting for these securitized financial assets as well as sensitivity analyses showing how these assets’ value change due to adverse changes in key assumptions is presented in the Interest Rate Risk section of the Quantitative and Qualitative Disclosures About Market Risk.

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

FINANCIAL CONDITION

United’s total assets as of September 30, 2003 were $5.73 billion, down $60.03 million from year-end 2002 primarily the result of a decrease in loans held for sale and securities. Partially offsetting these decreases were increases in portfolio loans, cash and cash equivalents and other assets. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $63.03 million. Shareholders’ equity increased $3.00 million from year-end 2002. The decrease in total liabilities was due mainly to decreases in interest bearing deposits, short-term borrowings and accrued expenses while the increase in shareholders’ equity was due to current period earnings less dividends. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents increased $85.58 million comparing September 30, 2003 to year-end 2002. Of this total increase, cash and due from banks increased $7.48 million, interest-bearing deposits with other banks increased $22.52 million, and federal funds sold increased $55.58 million. During the nine months of 2003, net cash of $151.47 million and $110.78 million was used in investing and financing activities, respectively, while $347.83 million of net cash was provided by operating activities.

Securities

Total investment securities decreased $11.53 million since year-end 2002. Securities available for sale decreased $4.01 million or less than 1.00%. This change reflects $1.20 billion in sales, maturities and calls of securities, $1.21 billion in purchases and a decrease of $13.25 million in fair value. Securities held to maturity decreased $7.52 million or 2.86%. This decrease was due largely to maturities and calls of securities within the portfolio during the nine months of 2003. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $279.78 million or 48.01% as loan sales in the secondary market exceeded originations during the first nine months of 2003. Portfolio loans, net of unearned income, increased $73.54 million or 2.06%. The increase in portfolio loans was primarily attributable to increases in commercial, construction, and consumer loans of $26.91 million, $33.70 million and $14.76 million, respectively. Partially offsetting these loan increases was a $10.22 million decrease in commercial and other real estate loans. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $77.78 million or 139.49% since year-end 2002. During the first nine months of 2003, United purchased $70 million of bank-owned life insurance (BOLI). The purchase of BOLI represents a tax-advantaged financing strategy that permits the company to meet its increasing benefit liability obligations in a more cost-effective manner. The intent is to create an independent source of funds to recoup some of the benefit expenses. The policies earnings, including death proceeds, will be used to offset and recover a portion of the costs to carry the policies. Interest earned on the cash value is not subject to tax unless the policies are surrendered or borrowed against before the insured’s death.

Deposits

Total deposits at September 30, 2003 decreased $133.79 million or 3.43% since year-end 2002. In terms of composition, noninterest-bearing deposits increased $56.05 million. Interest-bearing deposits decreased $189.84 million from December 31, 2002 due mainly to a $46.36 million decrease in brokered deposits and the discontinuance of a checking account product that paid higher interest rates than the current market.

Borrowings

United’s total borrowed funds increased $79.44 million for the first nine months of 2003. Since year-end 2002, short-term borrowings decreased $25.15 million or 4.39% while long-term borrowings increased $104.59 million or 14.76%. United has increased its long-term borrowings in an effort to “lock-in” low interest rates. For a further discussion of borrowings, see Note 8 to the unaudited Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $3.00 million from December 31, 2002 as United continued to balance capital adequacy and returns to shareholders. The slight increase in shareholders’ equity was due mainly to net retained earnings in excess of dividends for the first nine months of 2003 of $37.17 million. Since year-end, United has experienced a decrease of $8.61 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. Treasury stock has increased $24.35 million since year-end 2002. During the first nine months of 2003, 848,700 shares were repurchased to complete a plan announced by United in February of 2002 to repurchase up to 1.72 million shares of its common stock on the open market. In May of 2003, United’s Board of Directors approved a new plan to repurchase up to 1.65 million shares of United’s common stock on the open market, of which 97,044 shares were repurchased during the third quarter.

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2003 was $68.27 million or $1.62 per diluted share compared to $66.38 million or $1.53 per share for the first nine months of 2002. This represents a 2.84% increase in net income and a 5.88% increase in earnings per share. Net income for the third quarter of 2003 was $22.92 million, an increase of 2.54% from the $22.35 million reported for the prior year quarter. Third quarter 2003 earnings were $0.55 per diluted share, an increase of 5.77% from the $0.52 per share reported for the third quarter of 2002. United’s return on average assets was 1.59% for the third quarter of 2003, up from 1.58% in the third quarter of 2002. Return on average equity was 16.40% for the third quarter of 2003 compared to 16.37% for last year’s third quarter. For the nine months ended September 30, 2003, United achieved an annualized return on average assets of 1.60% and an annualized return on average equity of 16.58% compared with 1.60% and 16.85%, respectively, for the same time periods in 2002.

The net interest margin was 3.78% for the first nine months of 2003 compared to 4.22% for the first nine months of 2002. Tax-equivalent net interest income decreased $13.74 million or 8.37% for the first nine months of 2003 as compared to the same period for 2002. The net interest margin for the third quarter 2003 was 3.75%, a 51 basis points decrease from the 4.26% net interest margin for the third quarter of 2002. Tax-equivalent net interest income decreased $6.44 million or 11.41% for the third quarter of 2003 as compared to the same period for 2002. The provision for loan losses was $5.97 million for the first nine months of

2003 as compared to $5.73 million for the first nine months of 2002. For the quarters ended September 30, 2003 and 2002, the provision for loan losses was $2.22 million and $1.82 million, respectively. Noninterest income was $80.04 million for the first nine months of 2003, up $28.10 million or 54.11% when compared to the first nine months of 2002. For the third quarter of 2003, noninterest income was $28.65 million, an increase of $9.92 million or 52.97% from the third quarter of 2002. Noninterest expenses increased $13.83 million or 13.10% for the first nine months of 2003 compared to the same period in 2002. For the third quarter of 2003, noninterest expenses increased $2.51 million or 6.49% from the third quarter of 2002. United’s effective tax rate was 30.00% and 31.18% for the first nine months of 2003 and 2002, respectively.

Net Interest Income

As is the case with many financial institutions, United has experienced compression in its net interest margin. Assets are repricing at historically low levels with little flexibility for a corresponding decrease in rates paid on interest-bearing liabilities while a flat economy is hindering loan growth. Tax-equivalent net interest income decreased $6.44 million or 11.41% and $13.74 million or 8.37% for the third quarter and first nine months of 2003, respectively, when compared to the same periods of 2002.

For the third quarter of 2003, United’s yield on average earning assets declined 114 basis points as the yield on average securities and loans declined 176 and 95 basis points, respectively, from the third quarter of 2002. United’s cost of average interest-bearing funds declined 74 basis points from the third quarter of 2002; however, that decrease was not enough to offset the aforementioned decline in the yield on average earning assets. On a linked quarter basis, net interest income remained relatively stable at $50.02 million while the net interest margin decreased 8 basis points from 3.83% in the second quarter of 2003.

For the first nine months of 2003, United’s yield on average earning assets declined 100 basis points as the yield on average securities and loans declined 131 and 91 basis points, respectively, from the first nine months of 2002. United’s cost of average interest-bearing funds declined 64 basis points from the first nine months of 2002; however, that decrease was not enough to offset the aforementioned decline in the yield on average earning assets.

Provision for Loan Losses

Credit quality continues to compare favorably against peer group averages, despite sluggish economic conditions. Nonperforming loans were $18.47 million or 0.51% of loans, net of unearned income at September 30, 2003 as compared to $15.35 million or 0.43% of loans, net of unearned income, at December 31, 2002. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $9.00 million and $9.47 million, respectively at September 30, 2003 as compared to $6.89 million and $8.46 million, respectively at year-end 2002. The $2.11 million increase in nonaccrual loans was primarily due to two large commercial loans being classified as nonaccrual during the first nine months of 2003. The $1.01 million increase in loans past due 90 days or more was also due to two large commercial loans being 90 days or more delinquent at September 30, 2003. The increase in nonaccrual loans and loans past due 90 days or more were considered in the analysis of the September 30, 2003 allowance for loan losses. Total nonperforming assets of $21.69 million, including OREO of $3.22 million at September 30, 2003, represented 0.38% of total assets at the end of the third quarter. For a summary of nonperforming assets, see Note 6 to the unaudited consolidated financial statements.

At September 30, 2003, impaired loans were $16.38 million, which was an increase of $6.36 million from the $10.02 million in impaired loans at December 31, 2002. In addition to the two previously mentioned large nonaccrual commercial loans, the increase in impaired loans since year-end was due mainly to two additional large commercial credits totaling $2.86 million that were classified as impaired but still accruing interest at September 30, 2003. For further details, see Note 5 to the unaudited consolidated financial statements.

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

At September 30, 2003, the allowance for loan losses was $46.93 million, compared to $47.39 million at December 31, 2002. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.29% at September 30, 2003 and 1.33% December 31, 2002. The ratio of the allowance for loan losses to nonperforming loans was 254.16% and 308.7% at September 30, 2003 and December 31, 2002, respectively.

For the quarters ended September 30, 2003 and 2002, the provision for loan losses was $2.22 million and $1.82 million, respectively, while the provision for the first nine months was $5.97 million for 2003 as compared to $5.73 million for 2002. Net charge-offs were $2.13 million for the third quarter of 2003 as compared to net charge-offs of $2.20 million for the previous year quarter. Net charge-offs for the first nine months of 2003 were $6.43 million as compared to $5.76 million for the first nine months of 2002. Note 5 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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

United’s formal company-wide process at September 30, 2003 produced increased allocations within three of the four loan categories from December 31, 2002. The components of the allowance allocated to commercial loans increased $2.07 million as a result of adjustments primarily made to account for the specific allocations of large loans. The consumer loan pool allocation increased $834 thousand as a result of changes in historical and qualitative loss factors. The real estate construction loan pool allocation decreased $178 thousand primarily due to changes in loan volume. The components of the allowance allocated to real estate loans decreased $177 thousand as a result of decreased loan volume and changes in historical loss factors.

Management believes that the allowance for loan losses of $46.93 million at September 30, 2003 is adequate to provide for probable losses on existing loans based on information currently available.

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

Other Income

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance of other income, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income, excluding security transactions, increased $5.43 million or 23.51% and $21.22 million or 37.30% for the third quarter and first nine months of 2003, respectively, when compared to the third quarter and first nine months of 2002. On a linked-quarter basis, noninterest income, excluding security transactions, for the third quarter of 2003 increased $1.7 million or 6.21% from the second quarter of 2003.

Income from mortgage banking activities increased $4.63 million or 41.34% for the third quarter of 2003 as compared to the third quarter of 2002. On a year-to-date basis, mortgage banking income increased $17.27 million or 69.64% over last year’s results. Mortgage loan origination activity increased 76% or $1.6 billion for the first nine months of 2003 as compared to the same period in 2002 due to increased mortgage refinancings as a result of declining interest rates. More originations resulted in increased loan sales in the secondary market of 104% or $2.0 billion during the first nine months of 2003 in comparison to the same time period in 2002. On a linked-quarter basis, mortgage banking income increased $1.57 million or 10.98%. Mortgage loans sold in the secondary market during the third quarter of 2003 increased $270.02 million or 21.68% from the second quarter of 2003 and loans originated for sale decreased $48.32 million or 3.67% during the same time period.

Income from deposit services increased $640 thousand or 7.71% for the third quarter of 2003 when compared to the third quarter of 2002 while increasing $2.72 million or 11.66% for the first nine months of 2003 when compared to the first nine months of 2002.

Total noninterest income, including security transactions, increased $9.92 million or 52.97% and $28.10 million or 54.11% for the third quarter and first nine months of 2003, respectively, when compared to the third quarter and first nine months of 2002. Included in the security transactions’ totals for the first nine months of 2003 is a recognized impairment charge of $37 thousand as compared to recognized impairment charges of $4.62 million for the first nine months of 2002. A minimal impairment charge of $2 thousand related to securities was recorded in the third quarter of 2003 as compared to a recognized impairment charge of $2.97 million for the third quarter of 2002. On a linked-quarter basis, United recognized no impairment charge in the second quarter of 2003. Impairment charges are determined based upon changes in the value of these available for sale securities and assumptions as to the level of prepayment and default activity during the time periods, which negatively affected the valuation of those securities to varying degrees during the respective periods.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $2.51 million or 6.49% and $13.83 million or 13.10% for the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002.

Total salaries and benefits increased by 18.12% or $3.91 million and 22.20% or $12.96 million for the third quarter and first nine months of 2003 when compared to the same periods of 2002. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels. On a linked quarter basis, salaries and benefits were up 5.45% or $1.32 million from the second quarter of 2003.

Net occupancy expense for the third quarter of 2003 decreased $213 thousand or 6.55% when compared to the third quarter of 2002. Net occupancy expense for the first nine months of 2003 increased $307 thousand or 3.30%, when compared to the first nine months of 2002. On a linked-quarter basis, net occupancy declined $225 thousand or 6.89 % from the second quarter of 2003 due a decline in building maintenance and utilities expense.

Other expenses decreased $1.19 million or 8.58% and $559 thousand or 1.48% for the third quarter and first nine months of 2003, respectively, as compared to the same periods of 2002. On a linked quarter basis, other expense decreased $496 thousand or 3.77% due to a decrease in several general operating expense items.

Income Taxes

For the third quarter of 2003, income taxes were $9.82 million as compared to $9.59 million for the third quarter of 2002. For the quarters ended September 30, 2003 and 2002, United’s effective tax rates were 30.00% and 30.03%, respectively. For the first nine months of 2003 and 2002, income taxes were $29.26 million and $30.08 million, respectively. United’s effective tax rates were 30.00% and 31.18% during those respective time periods.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2003 and December 31, 2002:

Change in	Percentage Change in Net Interest Income
Interest Rates
(basis points)	September 30, 2003	December 31, 2002

+100	4.69%	5.07%
-100	-3.24%	-3.95%

At September 30, 2003, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.69% over one year as compared to a one year increase of 5.07% as measured at December 31, 2002. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.24% over one year at September 30, 2003 as compared to a one year decrease of 3.95% as measured at December 31, 2002. The earnings sensitivity profile does not include the potential increased refinanced activities from the mortgage company, which should lessen the negative impact on net income in a declining rate environment. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. Under the swap agreement, United will receive payment streams at a fixed rate of 6.43% while paying a variable rate of one-month LIBOR plus 3.5% on the $100 million for a term of seven years. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. However, the FHLB, at its discretion, can convert the fixed interest rate on the advance to a variable rate of three-month LIBOR plus 0.1%. If this conversion occurs, under the swap agreement, United would then receive variable payment streams equivalent to three-month LIBOR plus 0.1% and pay a variable rate of three-month LIBOR plus 3.5% over the remaining term. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swap is considered a fair value hedge. The swap qualifies for the shortcut method of accounting treatment because the critical terms of the FHLB advance and the fixed rate payments to be received on the swap coincide and thus are effective in offsetting changes in the fair value of the FHLB advance over its remaining term. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At September 30, 2003, the fair value of the swap was $5.00 million. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet with no impact to earnings.

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

Key economic assumptions used in measuring the fair value of the retained interests at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

Weighted average life (in years)	2.8	3.1
Prepayment speed assumption (annual rate)	15.19% - 42.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	3.91% - 13.08%	3.97% - 13.31%

At September 30, 2003 and December 31, 2002, the retained interests approximated $25 million and $34 million, respectively, and are carried in the securities available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	September 30,	December 31,
	2003	2002

Total principal amount of loans	$47,837	$68,845
Principal amount of loans 60 days or more past due	1,084	1,436
Year to date average balances	58,336	85,809
Year to date net credit losses	2,369	5,112

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United, through ALCO, evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.

For the nine months ended September 30, 2003, cash of $347.83 million was provided by operations by United. During the same period, net cash of $151.46 million was used in investing activities, which was primarily due to $12.86 million of excess purchases over net proceeds from calls and maturities of investment securities as well as the purchase of $70 million of bank-owned life insurance. During the first nine months of 2003, financing activities, primarily due to a decrease in deposits of $133.79 million, used net cash of $110.78 million. Uses of cash for financing activities included repayment of approximately $25.16 million in short-term borrowings and payments of $31.10 million and $28.11 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $85.58 million for the first nine months of 2003.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.72% at September 30, 2003 and 11.76% at December 31, 2002, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.44% and 8.25%, respectively, at September 30, 2003, are also well above regulatory minimum requirements. In January 2003, the FASB issued FIN 46 concerning variable interest entities. United owns the common stock of fully-consolidated subsidiary business trusts, which have issued corporation-obligated mandatorily redeemable preferred capital securities to third party investors, which are considered variable interest entities under FIN 46. The trusts may require de-consolidation under the current provisions of FIN 46, whereby the debentures would be reported on the Consolidated Balance Sheets as Other Borrowings, while United’s equity interest in the trusts will be reported as Other Assets. For regulatory reporting purposes, the Federal Reserve Board has indicated that such preferred securities will continue to constitute Tier 1 Capital until further notice. If United is required to de-consolidate the trusts and the Federal Reserve Board determines that such preferred securities will not continue to constitute Tier 1 Capital, United would still be considered “well capitalized” as of September 30, 2003.

Total shareholders’ equity was $544.54 million, an increase of $3.01 million from December 31, 2002. United’s equity to assets ratio was 9.50% at September 30, 2003, as compared to 9.35% at December 31, 2002. The primary capital ratio, capital and reserves to total assets and reserves, was 10.24% at September 30, 2003, as compared to 10.09% at December 31, 2002. United’s average equity to average asset ratio was 9.67% and 9.62% for the quarters ended September 30, 2003 and 2002, respectively.

During the third quarter of 2003, United’s Board of Directors declared a cash dividend of $0.25 per share. Cash dividends of $0.75 per common share for the first nine months of 2003 represent an increase of 7% over the $0.70 paid for first nine months of 2002. Total cash dividends declared were approximately $10.30 million for the third quarter of 2003 and $31.10 million for the first nine months of 2003, as compared to $10.19 million and $29.86 million for the same time periods of 2002. The year 2003 is expected to be the 30th consecutive year of dividend increases to United shareholders.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2003 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

(b)  Reports on Form 8-K

On October 10, 2003, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to report the completion of its acquisition of Sequoia Bancshares, Inc.

On October 21, 2003, United Bankshares, Inc. filed a Current Report under Items 7 and 12 to report the results of operations for the third quarter and first nine months of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.

(Registrant)

Date: November 13, 2003	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: November 13, 2003	/s/ Steven E. Wilson

Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer