Form 10-K
period 2003-12-31
UNITED BANKSHARES INC/WV
filed 2004-03-12
CIK 729986

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 28, 2003, was approximately $1,058,343,795.

     As of February 27, 2004, United Bankshares, Inc. had 43,698,235 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

     Definitive Proxy Statement dated April 8, 2004 for the 2004 Annual Shareholders’ Meeting to be held on May 17, 2004, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2003, nor the proxy statement for the annual United shareholders’ meeting had been mailed to shareholders.

UNITED BANKSHARES, INC.
FORM 10-K, PART I

Item 1. BUSINESS

Organizational History and Subsidiaries

     United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-six banking institutions. At December 31, 2003, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia and the other operating under the laws of Virginia. United also owns nonbank subsidiaries which engage in mortgage banking and other community banking services, such as asset management, investment banking, financial planning, and brokerage services.

Employees

     As of December 31, 2003, United and its subsidiaries had approximately 1,585 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

Web Site Address

     United’s web site address is “www.ubsi-wv.com”. United makes available free of charge on its web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after United files such reports with the Securities and Exchange Commission (SEC). The reference to United’s web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document.

Business of United

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community and mortgage banking. As of December 31, 2003, United’s consolidated assets approximated $6.4 billion and total shareholders’ equity approximated $615 million.

     United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, offers or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist.

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

     The Banking Subsidiaries each maintain a trust department which acts as trustee under wills, trusts and pension and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents, and in addition performs a variety of investment and security services. Trust services are available to customers of affiliate banks. United Bank (WV) provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

     United Brokerage Services, Inc., a wholly-owned subsidiary of United Bank (WV), is a fully-disclosed broker/dealer and a registered Investment Advisor with the National Association of Securities Dealers, Inc., the Securities and Exchange Commission, and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

     United Bank (WV) is a member of a network of automated teller machines known as the STAR ATM network while United Bank (VA) participates in the MOST network. Through STAR and MOST, the Banking Subsidiaries are participants in a network known as Cirrus, which provides banking on a nationwide basis.

     United through its Banking Subsidiaries offers an Internet banking service, Smart Touch Online Banking, which allows customers to perform various transactions using a computer from any location as long as they have access to the Internet and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks. Customers may also pay bills online and can make payments to virtually any business or individual. Customers can set up recurring fixed payments, set up one-time future payments or setup a one-time immediate payment. Customers can also set up their own merchants, view and modify that merchant list, view pending transactions and view their bill payment history with approximately three (3) months of history.

     United also offers an automated telephone banking system, Telebanc, which allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities

     United’s loan portfolio, net of unearned income, increased $522.9 million to $4.10 billion in 2003. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and commercial real estate loans increased $161.6 million or 23.1% and $70.0 million or 7.5%, respectively. Consumer loans increased $30.8 million or 8.2% and residential real estate loans increased $178.5 million or 13.7%. Real estate construction loans increased $54.7 million or 32.0% for the year of 2003.

     As of December 31, 2003, approximately $400.1 million or 9.8% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

Real Estate Loans

     Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. Commercial real estate loans carry many of the same customers and industry risks as the commercial loan portfolio. Real estate mortgage loans to consumers are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. The loans generally do not exceed an 80% loan to value ratio at the loan origination date and most are at a variable rate of interest. These loans are considered to be of normal risk.

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

Underwriting Standards

     United’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the respective Boards of Directors of each of its subsidiary banks. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United’s primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application. A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards. However, the loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval from a superior, a regional supervisor, or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Secondary Markets

     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans except those originated by George Mason Mortgage, LLC is centralized in the Charleston, West Virginia office. As of December 31, 2003, the balance of mortgage loans being serviced by United for others was insignificant.

     United Bank (WV) and George Mason Mortgage, LLC (GMMC), a wholly-owned subsidiary of United Bank (VA), are engaged in the operation of a general mortgage and agency business, including the origination and acquisition of residential real estate loans for resale and generally the activities commonly conducted by a mortgage banking company. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets.

     GMMC primarily originates permanent residential mortgage loans in the northern Virginia market while United Bank (WV)’s originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts basis.

     During 2003, United originated $4.3 billion of real estate loans for sale in the secondary market and sold $4.7 billion of loans designated as held for sale in the secondary market. Gains on the sales of these loans during 2003 were $25.6 million.

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

     Sources of funds for investment activities include “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. Repurchase agreements represent funds that are generally obtained as the result of a competitive bidding process.

     United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. Additionally United has a substantial amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an “A” rating.

     United recognized net gains of $1.8 million and net losses of $6.3 million for the years of 2003 and 2002, respectively, from security transactions. Included in the security transactions’ totals for 2002 are recognized impairment charges of $7.0 million related to other-than-temporary declines in the fair value of retained interests in securitized assets. United incurred only minimal impairment charges during 2003. The impairment charges were due to declines in the estimated fair value of the retained interests as a result of increases in the level of prepayment and default activity during the time periods.

Competition

     United faces a high degree of competition in all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Brooke, Hancock, Ohio, Marshall, Gilmer, Harrison, Lewis, Webster, Boone, Logan, Nicholas, Fayette, Jefferson and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; Montgomery County in Maryland and Arlington, Alexandria, Loudoun, Prince William and Fairfax

Counties in Virginia, located adjacent to the Washington, D.C. area, which is in close proximity to Jefferson and Berkeley Counties in West Virginia’s eastern panhandle. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United’s West Virginia markets are the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. Metropolitan area. United considers the above counties and MSA’s to be the primary market area for the business of its banking subsidiaries.

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

     As of December 31, 2003, there were 66 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 91 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

     As of December 2003, West Virginia’s unemployment rate was 5.1% while the national rate was 5.4%. West Virginia maintained an unemployment rate lower than the national rate eight months out of twelve during 2003. Population outflows that have constrained faster economic growth in West Virginia may be moderating. In 2002, the U.S. Census Bureau estimated that the state’s population increased marginally. While substantially less than the national average, the increase was a substantial improvement over the six prior years, which the state’s population base shrank.

     United’s northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2003 was 3.3%. The 3.3% December 2003 unemployment rate was the lowest in thirty-one months and was below both the Virginia December 2002 jobless rate of 3.5% and the U.S. December 2003 unemployment level of 5.4%. The Northern Virginia metropolitan area’s unemployment rate was at 2.0%, continuing to have the lowest among Virginia’s eight metropolitan areas, as of December 2003.

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

     The Board of Governors of the Federal Reserve System, in its Regulation Y, permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks. Approval of the Board of Governors is necessary to engage in these activities or to make acquisitions of corporations engaging in these activities. In addition, on a case-by-case basis, the Board of Governors may approve other non-banking activities.

     On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002 (Act), a broad accounting, auditing, disclosure and corporate governance reform law. The legislation was passed in an effort to increase corporate responsibility by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws and to allow stockholders to more easily and efficiently monitor the performance of companies and directors. All necessary policies and procedures established by the Act have been fully implemented by United.

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

Item 2. PROPERTIES

Offices

     United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates ninety-one full service offices — fifty-two offices located throughout West Virginia, thirty-six offices throughout the Northern Virginia, Maryland and Washington, D.C. areas and three in Ohio. United owns all its West Virginia facilities except for two in the Wheeling area, three in the Charleston area, two in the Beckley area and one each in Parkersburg, Charles Town and Clarksburg, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville.

Item 3. LEGAL PROCEEDINGS

Litigation

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

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Stock

     As of December 31, 2003, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,320,832 were issued, including 631,232 shares held as treasury shares. The outstanding shares are held by approximately 6,276 shareholders of record, as well as 5,826 shareholders in street name as of February 27, 2004. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

     At the May 2003 Board of Directors meeting, a stock repurchase plan was approved whereby United could buy up to 1,650,000 shares of its common stock in the open market. During 2003, 408,435 shares were repurchased under the plan approved in 2003. In addition, 848,700 shares were acquired during 2003 under the previous stock repurchase plan.

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

Dividends

     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.00 per share in 2003, $0.95 per share in 2002 and $0.91 per share in 2001. Dividends are paid from funds legally available, therefore the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See “Market and Stock Prices of United” for quarterly dividend information.

     Payment of dividends by United is dependent upon payment of dividends to it by its Banking Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note Q — Notes to Consolidated Financial Statements.

Market and Stock Prices of United

     United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, National Market (NASDAQ) under the trading symbol UBSI.

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

     The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

	Dividends	High	Low

2004
First Quarter through February 27, 2004	(1)	$31.60	$29.61
2003
Fourth Quarter	$0.25	$31.60	$28.92
Third Quarter	$0.25	$31.61	$28.37
Second Quarter	$0.25	$30.93	$27.40
First Quarter	$0.25	$30.51	$26.58
2002
Fourth Quarter	$0.25	$31.50	$26.09
Third Quarter	$0.24	$31.65	$24.88
Second Quarter	$0.23	$32.25	$27.18
First Quarter	$0.23	$29.97	$27.56

(1)  On February 24, 2004, United declared a dividend of $0.25 per share, payable April 1, 2004, to shareholders of record as of March 12, 2004.

Item 6. SELECTED FINANCIAL DATA

     Information relating to selected financial data is on page 18 .

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 19 through 37 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk is presented on pages 31 through 34 under the caption “Quantitative and Qualitative Disclosures About Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information regarding Financial Statements and Supplementary Data appears on pages 39 through 76 under the caption “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders Equity”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”.

UNITED BANKSHARES, INC.
FORM 10-K, PART II

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     This item is omitted since it is not applicable.

Item 9a. CONTROLS AND PROCEDURES

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of December 31, 2003 were effective in ensuring that information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

UNITED BANKSHARES, INC.
FORM 10-K, PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the registrant is incorporated by reference from United’s definitive proxy statement for the 2004 Annual Meeting of Shareholders under the captions of "Directors Whose Terms Expire in 2004 and Nominees for Directors'' and "Governance of the Company.''

     United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-wv.com.

     Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2004 Annual Meeting of Shareholders under the captions "Governance of the Company'' and "Audit Committee and Independent Auditors.''

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2004 Annual Meeting of Shareholders under the caption of "Executive Compensation.''

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from United’s definitive proxy statement for the 2004 Annual Meeting of Shareholders under the captions of "Directors Whose Terms Expire in 2004 and Nominees for Directors'' and "Common Stock Ownership of Certain Beneficial Owners and Management.''

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2004 Annual Meeting of Shareholders under the caption of "Governance of the Company.''

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2004 Annual Meeting of Shareholders under the caption "Audit Committee and Independent Auditors.''

UNITED BANKSHARES, INC.
FORM 10-K, PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  List of Documents Filed as Part of This Report:

(1)	Financial Statements

     The financial statements listed below are filed as part of this report:

(2)	Financial Statement Schedules

     United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Exhibits’ Index on page 15 of this Form 10-K.

     (b)  Reports on Form 8-K

On November 26, 2003, United Bankshares, Inc. filed a Current Report under Items 5 and 7 to declare a fourth quarter dividend and announce plans to prepay certain long-term debt.

On January 21, 2004, United Bankshares, Inc. filed a Current Report under Items 7 and 12 to report the results of operations for the fourth quarter and year of 2003.

     (c)  Exhibits — The exhibits to this Form 10-K begin on page 77 .

     (d)  Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

     All reports filed electronically by United with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on United’s web site at ubsi-wv.com. These filings are also accessible on the SEC’s web site at www.sec.gov.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director,	March 10, 2004
and Chief Executive Officer

/s/ Steven E. Wilson	Chief Financial Officer	March 10, 2004
Chief Accounting Officer

/s/ J. Paul McNamara	Director	March 10, 2004

/s/ James G. Tardiff	Director	March 10, 2004

/s/ F. T. Graff, Jr.	Director	March 10, 2004

/s/ Theodore J. Georgelas	Director	March 10, 2004

/s/ Harry L. Buch	Director	March 10, 2004

/s/ G. Ogden Nutting	Director	March 10, 2004

/s/ Robert G. Astorg	Director	March 10, 2004

/s/ Russell L. Isaacs	Director	March 10, 2004

/s/ I. N. Smith, Jr.	Director	March 10, 2004

/s/ P. Clinton Winter, Jr.	Director	March 10, 2004

/s/ James W. Word, Jr.	Director	March 10, 2004

/s/ John M. McMahon	Director	March 10, 2004

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Sequential
	S-K Item 601	Page
Description	Table Reference	Number (a)

Articles of Incorporation and Bylaws:	(3)

(a) Bylaws		(d)

(b) Articles of Incorporation		(c)

Investments	(4)	N/A

Voting Trust Agreement	(9)	N/A

Material Contracts	(10)

(a) Employment Agreement with I. N. Smith, Jr.		(b)

(b) Employment Agreement with Richard M. Adams		(h)

(c) Supplemental Retirement Agreement with Richard M. Adams		(h)

(d) Lease on Branch Office in Charleston Town Center, Charleston, West Virginia		(b)

(e) Lease on United Center, Charleston, West Virginia		(e)

(f) Data processing contract with FISERV		(g)

(g) Executive Officer Change of Control Agreements		(f)(i)

(h) Employment Agreement with James G. Tardiff		(i)

		Sequential
	S-K Item 601	Page
Description	Table Reference	Number (a)

(i) Employment Agreement with J. Paul McNamara		(i)

(j) Supplemental Retirement Contract with Richard M. Adams, Jr., Kendal E. Carson, James J. Consagra, Jr., James B. Hayhurst, Jr., Joe L. Wilson, and Steven E. Wilson	(10)	77

Statement Re: Computation of Ratios	(12)	87

Letter Re: Change in accounting principles	(18)	N/A

Previously Unfiled Documents	(19)	N/A

Subsidiaries of the Registrant	(21)	88

Published Report Regarding Matters Submitted to a Vote of Security Holders	(22)	N/A

Consent of Ernst & Young LLP	(23)	89

Power of Attorney	(24)	N/A

Additional Exhibits	(28)	N/A

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	90

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	91

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(32.1)	92

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(32.2)	93

Footnotes

(a)  N/A = Not Applicable.

(b)  Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356.

(c)  Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322.

(d)  Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322.

(e)  Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322.

(f)  Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322.

(g)  Incorporated into this filing by reference to Exhibits to the 2000 10-K for United Bankshares, Inc., File No. 0-13322.

(h)  Incorporated into this filing by reference to Exhibits to the 2001 10-K for United Bankshares, Inc., File No. 0-13322.

(i)  Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration
No. 33-106890 filed July 9, 2003.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

	Five Year Summary

	2003	2002	2001	2000	1999

Summary of Operations:
Total interest income	$297,508	$339,478	$360,610	$377,847	$354,665
Total interest expense	104,151	132,557	175,507	197,766	174,402
Net interest income	193,357	206,921	185,103	180,081	180,263
Provision for loan losses	7,475	7,937	12,833	15,745	8,800
Other income	103,316	73,479	62,205	33,786	51,078
Other expense	176,678	144,130	115,745	110,422	117,519
Income taxes	33,755	39,400	38,739	28,724	34,774
Net income	78,765	88,933	79,991	58,976	70,248
Cash dividends	42,028	40,388	38,096	35,286	35,367
Per common share:
Net income:
Basic	1.87	2.09	1.93	1.41	1.63
Diluted	1.85	2.06	1.90	1.40	1.61
Cash dividends	1.00	0.95	0.91	0.84	0.82
Book value per share	14.08	12.88	11.80	10.32	9.32
Selected Ratios:
Return on average shareholders’ equity	13.86%	16.73%	17.51%	14.41%	16.73%
Return on average assets	1.36%	1.59%	1.59%	1.19%	1.44%
Dividend payout ratio	53.39%	45.41%	47.63%	59.83%	50.35%
Selected Balance Sheet Data:
Average assets	$5,791,497	$5,591,267	$5,041,196	$4,936,605	$4,867,521
Investment securities	1,510,610	1,285,490	1,428,716	1,245,334	1,472,553
Loans held for sale	181,186	582,718	368,625	203,831	117,825
Total loans	4,096,019	3,573,161	3,502,334	3,192,494	3,170,096
Total assets	6,378,999	5,792,019	5,631,775	4,904,547	5,069,160
Total deposits	4,182,372	3,900,848	3,787,793	3,391,449	3,260,985
Long-term borrowings	858,174	708,573	809,977	398,204	343,847
Total borrowings and other liabilities	1,581,436	1,349,632	1,337,453	1,082,228	1,412,245
Shareholders’ equity	615,191	541,539	506,529	430,870	395,930

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of retained interests in securitized financial assets to be the accounting areas that require the most subjective or complex judgements, and as such could be most subject to revision as new information becomes available. The most significant accounting policies followed by United are presented in Note A, Notes to Consolidated Financial Statements.

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

Retained interests in securitized financial assets are recorded at their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United relies on discounted cash flow modeling techniques to estimate fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the values of the assets are sensitive to changes in these key assumptions, the valuation of retained interests is considered a critical accounting estimate. A discussion of the accounting for these securitized financial assets as well as sensitivity analyses showing how these assets’ value change due to adverse changes in key assumptions is presented in Note A and Note D Notes to Consolidated Financial Statements.

United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. The valuation of these derivative instruments is considered critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third party sources. Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities.

During 2003, United entered into an interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. Under the swap agreement, United receives payment streams at a fixed rate of interest while paying a variable rate of interest. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swap is considered a fair value hedge. The swap qualifies for the shortcut method of accounting treatment because the critical terms of the FHLB advance and the fixed rate payments to be received on the swap coincide and thus are effective in offsetting changes in the fair value of the FHLB advance over its remaining term. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet with no impact to earnings. A discussion of the use of the interest rate swap is included in Note N of the Consolidated Financial Statements and the Interest Rate Risk section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. A discussion on the accounting for and use of these derivatives is presented in Notes A and N, Notes to Consolidated Financial Statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2003 COMPARED TO 2002

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2003 were $6.38 billion, an increase of $587.0 million or 10.13% from year end 2002. United’s available for sale securities portfolio increased $244.32 million or 23.90% from December 31, 2002 as purchases of available for sale securities amounted to approximately $1.53 billion while approximately $1.39 billion of available for sale securities were sold, matured or called for the year of 2003. Securities held to maturity decreased $19.20 million or 7.30% as compared to year end 2002. Approximately $25.17 million of held to maturity securities matured or were called while only $875 thousand of held to maturity securities were purchased. Total portfolio loans increased $519.81 million or 14.74% primarily as a result of the acquisition of Sequoia Bancshares, Inc. (Sequoia) on October 10, 2003. Loans held for sale decreased $401.53 million or 68.91% due to the decrease in origination volume in the fourth quarter of 2003. Cash and cash equivalents increased $79.58 million, goodwill increased $79.24 million as a result of consummation of the Sequoia acquisition, and all remaining categories of assets increased $85.06 million, principally due to purchases of bank-owned life insurance.

Total deposits at December 31, 2003 increased $281.52 million or 7.22% since year end 2002 primarily as a result of the acquisition of Sequoia. In terms of composition, interest-bearing deposits increased $83.24 million while noninterest-bearing deposits increased $198.28 million from December 31, 2002. United’s total borrowed funds increased $237.99 million for the year of 2003. Short-term borrowings increased $88.39 million or 15.41% as United utilized these borrowings to take advantage of low short-term interest rates. Long-term FHLB borrowings increased $88.51 million or 13.02%. Other long-term borrowing increased $61.09 million from year end 2002 as United issued $47 million and acquired $14.09 million of trust preferred securities from the consummation of the Sequoia merger during the fourth quarter of 2003. In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). United determined that the provisions of FIN 46 required de-consolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures. The debentures are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.”

The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below. Accrued expenses and other liabilities decreased $6.19 million or 9.17% since year end 2002.

Shareholders’ equity increased $73.65 million or 13.60% from December 31, 2002 translating into a book value per share of $14.08 compared to $12.88 as of December 31, 2002. The increase in shareholders’ equity was due mainly to the acquisition of Sequoia which added approximately $77.48 million to equity and to net retained earnings in excess of dividends for the year of $36.77 million. During 2003, United repurchased a total of 1,257,135 shares of treasury stock for $37.36 million. Of the total shares repurchased, 848,700 shares were repurchased to complete a plan announced by United in February of 2002. At the May 2003 Board Meeting, a new repurchase plan was approved whereby United could buy up to 1,650,000 shares of its common stock in the open market. During 2003, 408,435 shares were repurchased under the plan approved in 2003. United continues to balance capital adequacy and the return to shareholders. At December 31, 2003, United’s regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

EARNINGS SUMMARY

For the year ended December 31, 2003, net income decreased 11.43% to $78.77 million from $88.94 million for the year ended December 31, 2002. These results include significant charges to prepay certain Federal Home Loan Bank (FHLB) long-term advances incurred during the fourth quarter of 2003 in light of the low interest rate environment and significant liquidity arising from the mortgage banking subsidiary’s reduced originations. Prepayment penalties of $16.69 million are included in noninterest expense as a result of prepaying $156.5 million of FHLB advances with a weighted average interest rate of 6.18%. On a diluted per share basis, net income of $1.85 for 2003 decreased 10.41% from $2.06 in 2002, principally due to the aforementioned prepayment penalties.

The 2003 results represented a return on average shareholders’ equity of 13.86% and a return on average assets of 1.36%. Although these returns are much lower due to the expense associated with the prepayment penalties than have been achieved in the past, United continues to be one of the nation’s best-performing regional banking companies.

Net interest income decreased $13.56 million or 6.56% for the year of 2003 when compared to 2002. Noninterest income increased $29.84 million or 40.61% for 2003 when compared to 2002 while noninterest expense increased $32.55 million or 22.58% over the same time period.

The effective tax rate was approximately 30.0% and 30.7% for the years ended December 31, 2003 and 2002, respectively, as compared to 32.6% for 2001.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2003, are summarized below.

Tax-equivalent net interest income of $203.41 million for the year 2003 decreased $14.49 million or 6.65% from $217.90 million for the year of 2002. United’s tax-equivalent net interest margin was 3.77% for the year of 2003 and 4.15% for 2002. As was the case with many financial institutions, United’s net interest margin contracted in 2003 as assets repriced at historically low levels with little flexibility for a corresponding decrease in rates paid on its interest-bearing liabilities. However, with the prepayment of higher cost FHLB advances and the likely rise in interest rates as the economy begins to recover, United is well positioned for net interest margin growth in future quarters.

Total tax-equivalent interest income of $307.57 million decreased $42.89 million or 13.94% for the year 2003 as a result of a lower yield on average interest-earning assets. Overall, the yield on average interest-earning assets decreased 97 basis points from 6.68% in 2002 to 5.71% in 2003 which resulted in a $50.22 million decrease in interest income. Average earning assets increased $141.46 million or 2.69% primarily due to an increase in the volume of interest-earning assets in the community banking segment resulting from the Sequoia acquisition. This increase in average interest-earning assets resulted in an $8.15 million increase in interest income which was not enough to offset the decrease in interest income due to the change in rates. The yield on average loans, net of unearned income, decreased 86 basis points from 6.88% in the year 2002 to 6.02% in the year 2003 while the yield on average securities was 4.83% for the year 2003, down 117 basis points from 6.00% for 2002. These changes in yields resulted in a $50.10 million decrease in interest income in 2003 from 2002.

Total interest expense of $104.15 million decreased $28.41 million or 21.43% in 2003 compared to 2002. This decrease was attributed primarily to a decrease in funding costs and lower deposit interest expense. Overall, the average cost of funds decreased 68 basis points from 3.03% in 2002 to 2.35% in 2003. The average cost of interest-bearing deposits decreased 80 basis points from 2.52% in 2002 to 1.72% in 2003. The average cost of short-term and long-term borrowings decreased 64 basis points and 44 basis points, respectively, from 1.96% and 6.18% in 2002 to 1.32% and 5.74% in 2003, respectively. These changes in rates resulted in a $31.77 million decline in interest expense in 2003 from 2002. United’s average interest-bearing deposits decreased $31.80 million while average short-term borrowings increased $33.64 million and average FHLB and other long-term borrowings increased $60.46 million. These changes in the average balances resulted in a $3.60 million increase in interest expense in 2003 from 2002.

The following table shows the daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2003, 2002 and 2001 with the interest and rate earned or paid on such amount.

	Year Ended			Year Ended
	December 31, 2003			December 31, 2002

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$80,449	$1,062	1.32%	$34,523	$611	1.77%
Investment Securities:
Taxable	1,150,366	51,701	4.49%	1,210,936	70,589	5.83%
Tax-exempt (1) (2)	184,021	12,701	6.90%	190,802	13,579	7.12%

Total Securities	1,334,387	64,402	4.83%	1,401,738	84,168	6.00%
Loans, net of unearned income (1) (2) (3)	4,024,018	242,101	6.02%	3,860,880	265,674	6.88%
Allowance for loan losses	(47,866)			(47,613)

Net loans	3,976,152		6.09%	3,813,267		6.97%

Total earning assets	5,390,988	$307,565	5.71%	5,249,528	$350,453	6.68%

Other assets	418,143			341,739

TOTAL ASSETS	$5,809,131			$5,591,267

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,122,739	$53,683	1.72%	$3,154,540	$79,562	2.52%
Federal funds purchased, repurchase agreements & other short-term borrowings	557,039	7,361	1.32%	523,397	10,266	1.96%
FHLB advances & other long-term borrowings	751,472	43,107	5.74%	691,010	42,729	6.18%

Total Interest-Bearing Funds	4,431,250	104,151	2.35%	4,368,947	132,557	3.03%

Noninterest-bearing deposits	760,220			605,544
Accrued expenses and other liabilities	49,489			85,212

TOTAL LIABILITIES	5,240,959			5,059,703
SHAREHOLDERS’ EQUITY	568,172			531,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,809,131			$5,591,267

NET INTEREST INCOME		$203.414			$217,896

INTEREST SPREAD			3.36%			3.65%
NET INTEREST MARGIN			3.77%			4.15%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended
	December 31, 2001

	Average		Avg.
	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$15,637	$674	4.31%
Investment Securities:
Taxable	1,187,212	77,390	6.52%
Tax-exempt (1) (2)	193,758	14,856	7.67%

Total Securities	1,380,970	92,246	6.68%
Loans, net of unearned income (1) (2) (3)	3,421,881	279,330	8.16%
Allowance for loan losses	(41,790)

Net loans	3,380,091		8.26%

Total earning assets	4,776,698	$372,250	7.79%

Other assets	264,498

TOTAL ASSETS	$5,041,196

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$2,911,237	$117,605	4.04%
Federal funds purchased, repurchase agreements & other short-term borrowings	410,531	14,188	3.46%
FHLB advances & other long-term borrowings	696,346	43,714	6.28%

Total Interest-Bearing Funds	4,018,114	175,507	4.37%

Noninterest-bearing deposits	495,681
Accrued expenses and other liabilities	70,568

TOTAL LIABILITIES	4,584,363
SHAREHOLDERS’ EQUITY	456,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,041,196

NET INTEREST INCOME		$196,743

INTEREST SPREAD			3.42%
NET INTEREST MARGIN			4.12%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2003 Compared to 2002				2002 Compared to 2001

	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$813	($155)	($207)	$451	$814	($397)	($480)	($63)
Investment securities:
Taxable	(3,531)	(16,166)	809	(18,888)	1,546	(8,184)	(163)	(6,801)
Tax exempt (1), (2)	(483)	(409)	15	(877)	(227)	(1,066)	16	(1,277)
Loans (1),(2),(3)	11,348	(33,491)	(1,431)	(23,574)	35,798	(43,836)	(5,618)	(13,656)

TOTAL INTEREST INCOME	8,147	(50,221)	(814)	(42,888)	37,931	(53,483)	(6,245)	(21,797)

Interest expense:
Interest-bearing deposits	($802)	($25,333)	$255	($25,880)	$9,829	($44,180)	($3,692)	($38,043)
Federal funds purchased, repurchase agreements, and other short-term borrowings	660	(3,350)	(215)	(2,905)	3,901	(6,136)	(1,687)	(3,922)
FHLB advances & other long - term borrowings	3,739	(3,090)	(270)	379	(335)	(655)	5	(985)

TOTAL INTEREST EXPENSE	3,597	(31,773)	(230)	(28,406)	13,395	(50,971)	(5,374)	(42,950)

NET INTEREST INCOME	$4,550	($18,448)	($584)	($14,482)	$24,536	($2,512)	($871)	$21,153

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

United’s credit quality continues to be sound despite a weak economy. Nonperforming loans were $18.58 million or 0.45% of loans, net of unearned income, at December 31, 2003 compared to $15.35 million or 0.43% of loans, net of unearned income at December 31, 2002. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During 2003, nonaccrual loans increased $633 thousand or 9.18% while loans past due 90 days or more increased $2.59 million or 30.62%. This increase in loans past due 90 days or more was due mainly to two large commercial loans being 90 days or more delinquent at December 31, 2003. The increase in nonaccrual loans and loans past due 90 days or more was considered in the analysis of the December 31, 2003 allowance for loan losses. Total nonperforming assets of $21.78 million, including OREO of $3.20 million at December 31, 2003, represented 0.34% of total assets at the end of 2003 as compared to 0.34% at the end of 2002.

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

	December 31

	2003	2002	2001	2000	1999

	(In thousands)
Nonaccrual loans	$7,523	$6,890	$8,068	$8,131	$12,327
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	11,052	8,461	9,522	4,717	8,415

Total nonperforming loans	18,575	15,351	17,590	12,848	20,742
Nonaccrual investment securities			10,000
Other real estate owned	3,203	4,267	2,763	2,109	3,764

TOTAL NONPERFORMING ASSETS	$21,778	$19,618	$30,353	$14,957	$24,506

Loans and securities are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2003, impaired loans were $21.07 million, an increase of $11.05 million or 110.28% from the $10.02 million in impaired loans at December 31, 2002. In addition to the two previously mentioned large commercial credits that were classified as 90 days or more delinquent, the change in impaired loans from year end 2002 included several smaller commercial loans that were considered impaired in accordance with FASB Statement No. 114 (SFAS No. 114), “Accounting by Creditors for Impairment of a Loan”. For further details, along with a discussion of concentrations of credit risk, see Note E to the Consolidated Financial Statements.

At December 31, 2003, the allowance for loan losses was $50.43 million, compared to $47.39 million at December 31, 2002. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.23% and 1.33% at December 31, 2003 and 2002, respectively. The ratio of the allowance for loan losses to nonperforming loans was 271.5% and 308.7% at December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003 and 2002, the provision for loan losses was $7.48 million and $7.94 million, respectively. Net charge-offs were $8.29 million for the year of 2003 as compared to net charge-offs of $7.96 million for the year of 2002.

The following table summarizes United’s loan loss experience for each of the five years ended December 31:

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance of allowance for possible loan losses at beginning of year	$47,387	$47,408	$40,532	$39,599	$39,189
Allowance of purchased company at date of acquisition	3,863		4,673
Loans charged off:
Commercial, financial and agricultural	2,677	805	2,578	2,482	3,896
Real estate	3,365	5,192	7,090	10,570	3,290
Real estate construction			76
Consumer and other	3,954	3,502	2,615	2,793	2,050

TOTAL CHARGE-OFFS	9,996	9,499	12,359	15,845	9,236
Recoveries:
Commercial, financial and agricultural	706	443	681	374	341
Real estate	601	591	557	226	156
Real estate construction			1
Consumer and other	396	507	490	433	349

TOTAL RECOVERIES	1,703	1,541	1,729	1,033	846

NET LOANS CHARGED OFF	8,293	7,958	10,630	14,812	8,390
Provision for loan losses	7,475	7,937	12,833	15,745	8,800

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT END OF YEAR	$50,432	$47,387	$47,408	$40,532	$39,599

Loans outstanding at the end of period (gross) (1)	$4,101,422	$3,576,280	$3,505,385	$3,197,494	$3,170,096
Average loans outstanding during period (net of unearned income)(1)	$3,644,296	$3,536,020	$3,218,191	$3,198,090	$2,975,116
Net charge-offs as a percentage of average loans outstanding	0.23%	0.23%	0.33%	0.46%	0.28%
Allowance for loan losses as a percentage of nonperforming loans	271.5%	308.7%	269.5%	315.5%	190.9%

     (1)  Excludes loans held for sale.

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

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses reflects estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the unallocated allowance accounts for the inherent imprecision in its allowance for loan losses analysis. Over the past several years, United has grown through acquisition, and accordingly, expanded the geographic area in which it operates. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio in these other geographic areas.

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

United’s formal company-wide process at December 31, 2003 produced increased allocations within three of the four loan categories. The components of the allowance allocated to commercial loans increased $4.26 million, as a result of changes in loans acquired in the Sequoia acquisition, economic conditions, and specific allocations of large loans. The consumer loan pool allocation increased $725 thousand as a result of growth in the consumer loan portfolio and as a result of changes in loans acquired in the Sequoia acquisition. The real estate construction loan pool allocation increased $549 thousand also primarily due to changes in historical and qualitative loss factors. The components of the allowance allocated to real estate loans decreased $3.90 million as loan charge-offs continued to decline resulting in a decrease to the associated historical loss percentages.

The following table presents the allocation of United’s allowance for loan losses for each of the five years ended December 31:

	December 31

	2003	2002	2001	2000	1999

	(In thousands)
Commercial, financial and Agricultural	$28,285	$24,030	$22,605	$12,762	$14,432
Real estate	6,836	10,732	10,795	12,713	9,861
Real estate construction	2,756	2,207	2,097	1,372	754
Consumer and other	6,697	5,971	4,004	3,533	2,735
Unallocated	5,858	4,447	7,907	10,152	11,817

Total	$50,432	$47,387	$47,408	$40,532	$39,599

The increase in the unallocated allowance in 2003 relative to the unallocated allowance in 2002 reflects continued uncertainty surrounding near term economic conditions and the sustained effects of a weak economy over the past two years. Additionally, as a result of the acquisitions of Century and Sequoia, historical loss experience data used in the allowance allocation estimates may not correspond exactly to the characteristics of the current portfolio.

Management believes that the allowance for loan losses of $50.43 million at December 31, 2003 is adequate to provide for probable losses on existing loans based on information currently available.

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

Other Income

Noninterest income has been, and will continue to be, an important element of United’s profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues that are not included in interest and fee income related to earning assets. Overall, noninterest income, including net gains and losses from securities transactions, increased $29.84 million or 40.61% for 2003 when compared to 2002. Noninterest income, excluding securities gains and losses, increased $21.74 million or 27.26% for the year of 2003 when compared to the year of 2002. These results were achieved primarily due to a combination of increased revenues from the mortgage banking, wealth management and deposit services areas.

Income from mortgage banking operations increased $15.76 million or 43.62% from the previous year. Mortgage loan origination activity increased 38% or $1.2 billion for the year of 2003 as compared to the same period in 2002 due to continued low interest rates. The higher level of originations during 2003 resulted in increased loan sales in the secondary market of 62% or $4.7 billion compared to 2002. Due to increases in long-term interest rates, mortgage banking revenues appear to have peaked. Though originations increased in 2003, the origination volume began to decline in the fourth quarter of 2003. Although mortgage origination and sales activity will likely decline in 2004, United also expects to see a corresponding decline in mortgage banking expenses.

Service charges, commissions and fees from customer accounts increased $3.13 million or 9.79% from 2002. This income includes charges and fees related to various banking services provided by United. The largest component within this category is fees from deposit services, which increased $2.03 million or 8.67% for the year of 2003 as compared to the year of 2002.

Trust income and brokerage commissions increased $495 thousand or 5.57% due to an increased volume of trust and brokerage business. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a large number of potential customers with high per capita incomes.

During 2003, United incurred a net gain on securities activity of $1.83 million as compared to a net loss of $6.27 million during 2002. The loss on security transactions in 2002 included recognized impairment charges of $7.0 million for the year of 2002 due to other-than-temporary declines in the fair value of retained interests in securitized assets. The decline in the value of these available for sale securities in 2002 was the result of an increase in the level of prepayment and default activity during the time periods, which negatively affected the valuation of those securities to varying degrees during the respective periods. United incurred only minimal impairment charges during 2003.

All other noninterest income increased $2.35 million for the year of 2003 compared to the year of 2002 due mainly to income from bank-owned life insurance policies (BOLI). United added approximately $80 million of BOLI during 2003.

Other Expense

Other expense includes all items of expense other than interest expense, the provision for loan losses and income tax expense. Noninterest expense increased $32.55 million or 22.58% for the year ended December 31, 2003 as compared to the year ended 2002. The increases in noninterest expense from the previous year end were primarily due to the prepayment penalties of $16.69 million associated with the prepayment of $156.5 million of FHLB advances, and increases in salaries and employee benefits as a result of record originations in the mortgage banking segment where compensation and incentives for its personnel are tied to activity levels.

Total salaries and benefits increased $13.30 million or 16.63% for the year of 2003 compared to the year of 2002. Salaries’ expense for 2003 was $77.17 million or 16.65% above the 2002 level resulting from record originations in the mortgage banking segment where compensation and incentives for its personnel are tied to activity levels. Benefits’ expense also increased due to $2.38 million of additional pension and insurance expense in 2003. At December 31, 2003 and 2002, United employed 1,585 and 1,460 full-time equivalent employees, respectively.

Net occupancy expense in 2003 increased from 2002 levels by $47 thousand or less than 1%. The higher net occupancy expense for 2003 was due to building and rental costs from the additional branch locations added by the Sequoia acquisition, included in United’s results for the last three months of 2003.

Remaining other expense increased $2.51 million or 4.91% in 2003 compared to 2002 due mainly to the higher level of general operating expenses from the Sequoia acquisition.

United’s efficiency ratio increased in 2003 from traditionally low levels mainly as a result of a compressing net interest margin, significant charges due the prepayment of FHLB advances, and increased expenses of the mortgage banking operations. The efficiency ratio was 57.05% for the year of 2003 compared to 47.59% for 2002. The efficiency ratio of 57.05% for 2003 still compares favorably to an average efficiency ratio of 58.81% for peer group banking companies with an asset size of $5 to $10 billion.

Income Taxes

For the year ended December 31, 2003, income taxes were $33.76 million, compared to $39.40 million for 2002. For the years ended December 31, 2003 and 2002, United’s effective tax rates were 30.0% and 30.7%, respectively.

Quarterly Results

The first three quarters of 2003 showed large increases in earnings in comparison to each of the same three quarters of 2002. On a per diluted share basis, first quarter 2003 earnings were $0.53 per share, compared to $0.50 in 2002, second quarter 2003 earnings were $0.54 per share, compared to $0.51 in 2002 and third quarter 2003 earnings were $0.55, compared to $0.52 per share in 2002.

Fourth quarter 2003 earnings were $0.24 per diluted share, compared to $0.53 per diluted share in 2002, which represented a decrease of 54.72%. Net income for the fourth quarter of 2003 was $10.47 million compared to $22.55 million earned in the fourth quarter of 2002, which represented a decrease of 53.56%. These results included significant charges of $16.69 million to prepay certain long-term debt, previously mentioned in this report.

Noninterest income for the fourth quarter of 2003 increased $1.74 million or 8.06% from the fourth quarter of 2002 due mainly to increased income from bank-owned life insurance policies. Income from mortgage-banking operations decreased $1.51 million or 13.30% for the fourth quarter of 2003 as compared to the fourth quarter of 2002. Mortgage loan originations decreased by 38% for the fourth quarter of 2003 when compared to the same period of 2002 due to a higher interest rate environment.

Tax-equivalent net interest income for the fourth quarter of 2003 was $53.05 million, which was relatively flat from the fourth quarter of 2002. The net interest margin for the fourth quarter of 2003 was 3.76%, which was a twenty basis point contraction from the previous year’s fourth quarter net interest margin of 3.96%. However, the interest spread between interest-earning assets and interest-bearing liabilities remained stable at 3.41%.

Noninterest expense increased $18.72 million or 48.54% during the three-month period ended December 31, 2003 as compared to the same three-month period last year. Noninterest expense totaled $57.30 million for the fourth quarter of 2003 compared with $38.57 million for the fourth quarter of 2002. The noninterest expense increase for the fourth quarter of 2003 over last year’s fourth quarter was primarily due to the previously mentioned prepayment penalties of $16.69 million resulting from prepaying approximately $156.5 million of FHLB advances.

Additional quarterly financial data for 2003 and 2002 may be found in Note T to the Consolidated Financial Statements.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2003:

		Total Payments Due by Period

(In thousands)		One Year	One to	Three to	Over Five
	Total	or Less	Three Years	Five Years	Years

Deposits without a stated maturity (1)	$2,595,965	$2,595,965
Time deposits (2) (3)	1,616,540	1,074,507	$395,765	$126,595	$19,673
Short-term borrowings (2)	883,144	579,275	79,847	79,096	144,926
Long-term borrowings (2) (3)	900,316	305,883	27,050	461,686	105,697
Operating leases	28,264	5,117	8,664	6,700	7,783

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2003. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of an interest rate swap with a notional amount of $100.0 million and commitments with investors (best efforts commitments) on loans originated for sale in United’s mortgage banking operations with a notional amount of $265.4 million. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note N to the Consolidated Financial Statements.

United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following tables detail the amounts of significant commitments and letters of credit as of December 31, 2003:

(In thousands)	Amount

Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$462,977
Credit card and personal revolving lines	111,238
Commercial	1,502,625

Total unused commitments	$2,076,840

Financial standby letters of credit	$58,403
Performance standby letters of credit	52,554
Commercial letters of credit	4,286

Total letters of credit	$115,243

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note M to the Consolidated Financial Statements.

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

Interest Rate Risk

Management considers interest rate risk to be United’s most significant market risk. Interest rate risk is the exposure to adverse changes in United’s net interest income as a result of changes in interest rates. Achieving consistency in United’s earnings is largely dependent on the effective management of interest rate risk.

Management of interest rate risk focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United’s Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.

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

Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time frame. The principal function of managing interest rate risk is to maintain an appropriate relationship between assets and liabilities that are sensitive to changing market interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the “GAP.” Earnings-simulation analysis captures not only the potential of these interest sensitive assets and liabilities to mature or reprice, but also the probability that they will do so. Moreover, earnings-simulation analysis attends to the relative sensitivities of these balance sheet items and projects their behavior over an extended period of time. United closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2003 and December 31, 2002:

Change in	Percentage Change in Net Interest Income
Interest Rates
(basis points)	December 31, 2003	December 31, 2002

+100	3.00%	8.45%
-100	-1.60%	-6.14%

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 3.00% over one year as of December 31, 2003, as compared to an increase of 8.45% as of December 31, 2001. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.60% over one year as of December 31, 2003, as compared to a decrease of 6.14% as of December 31, 2002. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. In addition, United uses credit with large regional banks, and trust preferred securities to provide funding.

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At December 31, 2003, the fair value of the swap resulted in a $3.85 million liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet. The impact on earnings is the exchange of the fixed rate interest for variable rate LIBOR based interest. See Note N of the Consolidated Financial Statements for a further discussion of the interest rate swap.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. United’s subsidiary trusts issued $45 million of trust preferred securities during the fourth quarter of 2003, and inherited trust preferred securities from the Sequoia acquisition of $10 million. United has no intention at this time of utilizing any long-term funding sources other than FHLB advances and long-term certificates of deposit. See Notes H and I, Notes to Consolidated Financial Statements.

Cash flows provided by operations in 2003 was $492.45 million as compared to cash used in operations during 2002 of $96.83 million. The difference in cash flows between two years was primarily the result of approximately $423.98 million of excess proceeds of loan sales over loan originations in 2003 compared to $195.83 million of excess originations of mortgage loans over proceeds from the sale of loans in 2002. In 2003, investing activities used cash of $359.33 million as compared to 2002 in which net cash of $61.07 million was provided by investing activities. Cash used by investing activities in 2003 was primarily due to $117.13 million of excess net purchases of investment securities over net proceeds from sales, maturities and calls of investment securities. In 2002, cash provided by investing activities was primarily due to $147.90 million of excess net proceeds from sales, calls and maturities of investment securities over purchases of investment securities. For the year of 2003, net cash of $53.54 million was used in financing activities primarily due to a net decline in deposits of approximately $104.63 million, payment of $41.63 million in cash dividends and $37.36 million for acquisitions of United shares under the stock repurchase programs. Cash provided by financing activities in 2003 included net advances of $89.24 million from FHLB borrowings, net proceeds of $44.12 from debt related to trust preferred securities and a net increase in short-term borrowings of $6.63 million. For the year of 2002, net cash of $53.53 million was provided by financing activities, primarily due to a $115.55 million growth in deposits and net proceeds of $19.41 million from debt related to the issuance of trust preferred securities. Uses of cash for financing activities in 2002 included the net repayment of approximately $55.79 million of FHLB borrowings, payment of $39.75 million in cash dividends and $36.90 million for acquisitions of United shares under the stock repurchase programs. The net effect of this activity was an increase in cash and cash equivalents of $79.58 million and $17.77 million increase in cash and cash equivalents for the year of 2003 and 2002, respectively. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

United anticipates no problems in its ability to service its obligations over the next 12 months. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has significant lines of credit available. See Notes I and J, Notes to Consolidated Financial Statements.

The Asset and Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset and Liability Committee.

Capital Resources

Total shareholders’ equity increased $73.65 million or 13.60% to $615.19 million from $541.54 million at December 31, 2002. Since December 31, 2002, United has experienced a decrease of $6.55 million, net of deferred income taxes, in the estimated fair value of its available for sale investment portfolio. During the fourth quarter of 2003, United consummated the Sequoia acquisition and as a result, shareholders’ equity increased by approximately $77.48 million. United’s equity to assets ratio was 9.65% at December 31, 2003, as compared to 9.35% at December 31, 2002. The primary capital ratio, capital and reserves to total assets and reserves, was 10.35% at December 31, 2003, as compared to 10.09% at December 31, 2002.

During the fourth quarter of 2003, United’s Board of Directors declared a cash dividend of $0.25 per share. Dividends per share of $1.00 for 2003 represented a 5% increase over the $0.95 per share paid for 2002. United declared approximately $42.03 million in dividends to common shareholders in 2003 compared with $40.39 million in 2002. The year 2003 was the thirtieth consecutive year of dividend increases to United shareholders.

United also seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United’s average equity to average asset ratio was 9.78% in 2003 and 9.51% in 2002. United’s risk-based capital ratio was 11.61% in 2003 and 11.76% in 2002, which are both significantly higher than the minimum regulatory requirements. United’s Tier 1 capital and leverage ratios of 10.36% and 8.44%, respectively, at December 31, 2003, are also well above regulatory minimums to be classified as a “well-capitalized” institution, which allows United to have special regulatory consideration in various areas. See Note Q, Notes to Consolidated Financial Statements.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2003	2002	2001

Return on average assets	1.36%	1.59%	1.59%
Return on average equity	13.86%	16.73%	17.51%
Dividend payout ratio	53.39%	45.41%	47.63%
Average equity to average assets ratio	9.78%	9.51%	9.06%

2002 COMPARED TO 2001

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2002 were $5.79 billion, an increase of $160.2 million or 2.85% from year end 2001. United’s available for sale securities portfolio decreased $124.97 million or 10.89% from December 31, 2001 as approximately $652.68 million of available for sale securities were sold, matured or called, while purchases of available for sale securities amounted to approximately $524.95 million for the year of 2002. Securities held to maturity decreased $18.26 million or 6.49% as compared to year end 2001. Approximately $19.29 million of held to maturity securities matured or were called while only $6.70 thousand of held to maturity securities were purchased. Total loans, including loans held for sale, increased $284.92 million or 7.36%. Of the total increase in loans, loans held for sale increased $214.09 million and portfolio loans increased $70.83 million. Cash and cash equivalents increased $17.77 million while all other assets were relatively flat for 2002.

Total deposits at December 31, 2002 increased $113.06 million or 2.98% since year-end 2001. In terms of composition, interest-bearing deposits increased $27.61 million while noninterest-bearing deposits increased $85.44 million from December 31, 2001. United’s total borrowed funds were relatively flat, increasing only $9.74 million for the year of 2002. Short-term borrowings increased $46.42 million or 8.81% as United increased these borrowings to take advantage of lower short-term interest rates. Long-term FHLB borrowings decreased $56.74 million or 7.70%. Other long-term borrowing increased $20.06 million from year end 2001 as United issued $20 million of trust preferred securities during the fourth quarter of 2002. Accrued expenses and other liabilities increased $2.44 million or 3.75% since year end 2001.

Shareholders’ equity increased $35.01 million or 6.91% from December 31, 2001 translating into a book value per share of $12.88. The increase in shareholders’ equity was due mainly to net retained earnings in excess of dividends for the year of $48.55 million which more than offset an increase in the purchase of treasury stock of $36.90 million. During 2002, 375,700 shares were repurchased to complete a plan announced by United in May of 2000 to repurchase up to 1.675 million shares of its common stock on the open market. On February 28, 2002, United announced a new plan to repurchase up to 1.72 million shares of its common stock, of which 871,300 shares have been repurchased since its implementation. United continues to balance capital adequacy and the return to shareholders. At December 31, 2002, United’s regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

EARNINGS SUMMARY

For the year ended December 31, 2002, net income increased 11.18% to $88.94 million from $79.99 million for the year ended December 31, 2001. On a diluted per share basis, net income of $2.06 for 2002 increased 8.42% from $1.90 in 2001.

The 2002 results represented a return on average shareholders’ equity of 16.73% and a return on average assets of 1.59%. These key financial performance indicators compare favorably with regional peer grouping information provided by Keefe, Bruyette, & Woods, of 15.54% and 1.37%, respectively. United continued to be one of the nation’s best-performing regional banking companies.

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

Tax-equivalent net interest income of $217.90 million for the year 2002 increased $21.15 million or 10.75% from $196.74 million for the year of 2001. The main reason for the increase from the previous year was due to an increase in average earning assets of $472.83 million. The increased average earning assets for 2002 was primarily due to increases in the volume of interest-earning assets and interest-bearing liabilities in the community banking segment resulting from the Century Bancshares acquisition consummated in December of 2001 and increases in average loans held for sale within the mortgage banking segment. United’s tax-equivalent net interest margin was 4.15% for the year of 2002 and 4.12% for 2001. As in the case with many financial institutions, management anticipates that the net interest margin will continue to contract in the coming months as United’s assets reprice at historically low levels with little flexibility for a corresponding decrease in rates paid on its interest-bearing liabilities.

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

At December 31, 2002, the allowance for loan losses was $47.39 million, compared to $47.41 million at December 31, 2001. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.33% and 1.35% at December 31, 2002 and 2001, respectively. Nonperforming loans were $15.35 million or 0.43% of loans, net of unearned income, at December 31, 2002 compared to $17.59 million or 0.50% of loans, net of unearned income at December 31, 2001.The ratio of the allowance for loan losses to nonperforming loans was 308.7% and 269.5% at December 31, 2002 and 2001, respectively.

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

Trust income and brokerage commissions increased $679 thousand or 8.27% due to an increased volume of trust and brokerage business

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

For the year of 2002, United’s efficiency ratio was 47.6%, which was well below the 57.0% reported by United’s national peer group banking companies.

Income Taxes

For the year ended December 31, 2002, income taxes were $39.40 million, compared to $38.74 million for 2001. For the years ended December 31, 2002 and 2001, United’s effective tax rates were 30.70% and 32.63%, respectively. The decrease was primarily the result of not amortizing non-deductible goodwill in 2002.

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

Board of Directors and Shareholders
United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 25, 2004

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31

(Dollars in thousands, except par value)	2003	2002

Assets
Cash and due from banks	$217,229	$162,261
Interest-bearing deposits with other banks	32,280	13,102
Federal funds sold	5,432

Total cash and cash equivalents	254,941	175,363
Securities available for sale at estimated fair value (amortized cost-$1,251,357 at December 31, 2003 and $996,198 at December 31, 2002)	1,266,635	1,022,314
Securities held to maturity (estimated fair value-$253,704 at December 31, 2003 and $266,993 at December 31, 2002)	243,975	263,176
Loans held for sale	181,186	582,718
Loans	4,101,422	3,576,280
Less: Unearned income	(5,403)	(3,119)

Loans net of unearned income	4,096,019	3,573,161
Less: Allowance for loan losses	(50,432)	(47,387)

Net loans	4,045,587	3,525,774
Bank premises and equipment	46,354	48,923
Goodwill	169,655	90,416
Accrued interest receivable	27,098	27,577
Other assets	143,568	55,758

TOTAL ASSETS	$6,378,999	$5,792,019

Liabilities
Domestic deposits:
Noninterest-bearing	$937,512	$739,228
Interest-bearing	3,244,860	3,161,620

Total deposits	4,182,372	3,900,848
Borrowings:
Federal funds purchased	90,540	57,153
Securities sold under agreements to repurchase	549,163	511,300
Other short-term borrowings	22,239	5,096
Federal Home Loan Bank borrowings	768,220	679,712
Other long-term borrowings	89,954	28,861
Accrued expenses and other liabilities	61,320	67,510

TOTAL LIABILITIES	5,763,808	5,250,480
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 and 43,381,769 at December 31, 2003 and December 31, 2002, including 631,232 and 1,349,801 shares in treasury at December 31, 2003 and December 31, 2002, respectively	110,802	108,454
Surplus	110,592	89,360
Retained earnings	405,859	369,122
Accumulated other comprehensive income	6,512	13,060
Treasury stock, at cost	(18,574)	(38,457)

TOTAL SHAREHOLDERS’ EQUITY	615,191	541,539

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,378,999	$5,792,019

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31

(Dollars in thousands, except per share data)	2003	2002	2001

Interest income
Interest and fees on loans	$236,079	$258,825	$271,819
Interest on federal funds sold and other short-term investments	1,062	611	674
Interest and dividends on securities:
Taxable	51,701	70,589	77,390
Tax-exempt	8,666	9,453	10,727

Total interest income	297,508	339,478	360,610
Interest expense
Interest on deposits	53,683	79,562	117,605
Interest on short-term borrowings	7,361	10,266	14,188
Interest on long-term borrowings	43,107	42,729	43,714

Total interest expense	104,151	132,557	175,507

Net interest income	193,357	206,921	185,103
Provision for loan losses	7,475	7,937	12,833

Net interest income after provision for loan losses	185,882	198,984	172,270
Other income
Income from mortgage banking operations	51,906	36,142	26,518
Service charges, commissions, and fees	35,143	32,009	26,624
Trust department income	9,387	8,892	8,213
Security gains (losses)	1,830	(6,266)	(518)
Other income	5,050	2,702	1,368

Total other income	103,316	73,479	62,205
Other expense
Salaries and employee benefits	93,299	79,999	61,109
Net occupancy expense	13,092	13,045	10,514
Prepayment penalties on FHLB advances	16,691
Other expense	53,596	51,086	44,122

Total other expense	176,678	144,130	115,745

Income before income taxes	112,520	128,333	118,730
Income taxes	33,755	39,400	38,739

Net income	$78,765	$88,933	$79,991

Earnings per common share:
Basic	$1.87	$2.09	$1.93

Diluted	$1.85	$2.06	$1.90

Dividends per common share	$1.00	$0.95	$0.91

Average outstanding shares:
Basic	42,076,180	42,537,980	41,497,304
Diluted	42,620,568	43,113,347	42,064,919

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Common Stock

		Par		Retained
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings

Balance at January 1, 2001	43,381,769	$108,454	$85,032	$278,682
Comprehensive income, net of tax:
Net income				79,991
Unrealized gain on securities of $8,543 net of reclassification adjustment for losses included in net income of $337
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio
Total comprehensive income, net of tax
Acquisition of Century Bancshares, Inc. (1,981,423 shares)			2,274
Purchase of treasury stock (1,080,000 shares)
Common dividends declared ($0.91 per share)				(38,096)
Common stock options exercised (259,817 shares)			(3,184)

Balance at December 31, 2001	43,381,769	108,454	84,122	320,577
Comprehensive income, net of tax:
Net income				88,933
Unrealized gain on securities of $4,084 net of reclassification adjustment for losses included in net income of $4,073
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio
Total comprehensive income, net of tax
Purchase of treasury stock (1,247,000 shares)
Fair value of vested stock options exchanged in the acquisition of Century Bancshares, Inc.			10,283
Common dividends declared ($0.95 per share)				(40,388)
Common stock options exercised (341,503 shares)			(5,045)

Balance at December 31, 2002	43,381,769	108,454	89,360	369,122

Comprehensive income, net of tax:
Net income				78,765
Unrealized losses on securities of $8,235 net of reclassification adjustment for gains included in net income of $1,189
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio
Total comprehensive income, net of tax
Acquisition of Sequoia Bancshares, Inc. (2,639,062 shares)	939,063	2,348	26,060
Purchase of treasury stock (1,257,135 shares)
Common dividends declared ($1.00 per share)				(42,028)
Common stock options exercised (274,191 shares)			(4,828)

Balance at December 31, 2003	44,320,832	$110,802	$110,592	$405,859

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Total
	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Income (Loss)	Stock	Equity

Balance at January 1, 2001	($4,964)	($36,334)	$430,870
Comprehensive income, net of tax:
Net income			79,991
Unrealized gain on securities of $8,543 net of reclassification adjustment for losses included in net income of $337	8,880		8,880
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	435		435

Total comprehensive income, net of tax			89,306
Acquisition of Century Bancshares, Inc. (1,981,423 shares)		46,468	48,742
Purchase of treasury stock (1,080,000 shares)		(27,059)	(27,059)
Common dividends declared ($0.91 per share)			(38,096)
Common stock options exercised (259,817 shares)		5,950	2,766

Balance at December 31, 2001	4,351	(10,975)	506,529
Comprehensive income, net of tax:
Net income			88,933
Unrealized gain on securities of $4,084 net of reclassification adjustment for losses included in net income of $4,073	8,157		8,157
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	552		552

Total comprehensive income, net of tax			97,642
Purchase of treasury stock (1,247,000 shares)		(36,899)	(36,899)
Fair value of vested stock options exchanged in the acquisition of Century Bancshares, Inc.			10,283
Common dividends declared ($0.95 per share)			(40,388)
Common stock options exercised (341,503 shares)		9,417	4,372

Balance at December 31, 2002	13,060	(38,457)	541,539

Comprehensive income, net of tax:
Net income			78,765
Unrealized losses on securities of $8,235 net of reclassification adjustment for gains included in net income of $1,189	(7,044)		(7,044)
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	496		496

Total comprehensive income, net of tax			72,217
Acquisition of Sequoia Bancshares, Inc. (2,639,062 shares)		49,072	77,480
Purchase of treasury stock (1,257,135 shares)		(37,361)	(37,361)
Common dividends declared ($1.00 per share)			(42,028)
Common stock options exercised (274,191 shares)		8,172	3,344

Balance at December 31, 2003	$6,512	($18,574)	$615,191

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31

(Dollars in thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net income	$78,765	$88,933	$79,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,475	7,937	12,833
Depreciation, amortization and accretion	19,115	6,100	8,731
Gain on sales of bank premises and equipment	163	(212)	(1,255)
(Gain) loss on securities transactions	(1,830)	6,266	518
Loans originated for sale	(4,315,384)	(3,126,875)	(2,303,269)
Proceeds from sales of loans	4,739,372	2,931,043	2,153,283
Gain on sales of loans	(25,585)	(19,119)	(14,155)
Deferred income tax expense (benefit)	1,718	(4,785)	(3,258)
Changes in:
Loans held for sale	3,129	858	(652)
Interest receivable	2,512	4,435	6,416
Other assets	(21,360)	3,945	(7,696)
Accrued expenses and other liabilities	4,362	4,649	11,345

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	492,452	(96,825)	(57,168)

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	25,074	19,288	31,626
Purchases of held to maturity securities	(875)	(7)	(1,000)
Proceeds from sales of securities available for sale	119,948	130,885	208,755
Proceeds from maturities and calls of securities available for sale	1,273,656	522,674	403,002
Purchases of securities available for sale	(1,534,937)	(524,947)	(733,952)
Purchases of bank owned life insurance	(72,167)
Net cash paid in branch divestiture			(8,644)
Net cash of acquired subsidiary	(7,685)		5,617
Net purchases of bank premises and equipment	(2,173)	(6,818)	(3,505)
Net change in loans	(160,174)	(80,007)	(17,808)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(359,333)	61,068	(115,909)

FINANCING ACTIVITIES
Dividends paid	(41,625)	(39,753)	(36,990)
Acquisition of treasury stock	(37,361)	(36,899)	(27,059)
Proceeds from exercise of stock options	3,344	4,372	2,766
Net proceeds from debt related to trust preferred securities	44,120	19,405
Repayment of Federal Home Loan Bank borrowings	(403,935)	(55,790)	(46,537)
Proceeds from Federal Home Loan Bank borrowings	493,177	225	55,100
Changes in:
Time deposits	(249,443)	371,130	(99,102)
Other deposits	144,811	(255,585)	172,452
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	(6,629)	46,421	165,231

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(53,541)	53,526	185,861

INCREASE IN CASH AND CASH EQUIVALENTS	79,578	17,769	12,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	175,363	157,594	144,810

CASH AND CASH EQUIVALENTS AT END OF YEAR	$254,941	$175,363	$157,594

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. United’s principal business activities are community banking and mortgage banking. The principal markets of United Bankshares, Inc. and subsidiaries (United) are Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia and Arlington, Fairfax, Loudoun and Prince William counties, Virginia. United’s mortgage banking activities are conducted primarily through its wholly owned subsidiary, George Mason Mortgage, LLC.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity’s assets, liabilities, and result of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting trusts. United determined that the provisions of FIN 46 required de-consolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46, United consolidated the trust and the balance sheet included the guaranteed beneficial interest in the subordinated debentures of the trusts. At the adoption of FIN 46 on December 31, 2003, the trusts were de-consolidated and the junior subordinated debentures of United owned by the subsidiary trusts were recorded. Application of FIN 46 to its investment in subsidiary trusts did not materially impact the financial statements of United.

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

Gains or losses on sales of securities recognized by the specific identification method and other-than-temporary impairment

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

charges are reported in securities gains and losses in the statements of income.

Securities Purchased Under Resale Agreements and Securities Sold Under Agreements to Repurchase: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financial transactions. They are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be repledged or sold, unless replaced, by the secured party. The fair value of the collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to United as deemed appropriate.

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

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. For impaired loans, specific allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factors to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Management believes that the allowance for loan losses is adequate to provide for probable losses on existing loans based on information currently available.

Asset Securitization: As further discussed in Note D, United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are retained interests in the securitized assets. These retained interests in securitized assets are recorded at their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United estimates fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

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

Other Real Estate Owned: At December 31, 2003 and 2002, other real estate owned (OREO) included in Other Assets in the Consolidated Balance Sheets was $3,203,000 and $4,267,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.

Income Taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.

Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on a periodic basis and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.

All business combinations initiated after June 30, 2001 have been accounted for under the purchase method of accounting. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. In accordance with SFAS No. 142, United will continue to amortize finite-lived assets capitalized on its balance sheet in the form of core deposit intangibles. United incurred amortization expense of $2,070,000, $1,846,000 and $3,284,000 in 2003, 2002, and 2001, respectively, related to all intangible assets. Effective January 1, 2002, United discontinued the amortization of certain intangibles. Total goodwill of $169,655,000 and $90,416,000 as of December 31, 2003 and 2002, respectively, is comprised of goodwill recorded in United’s community banking segment.

Derivative Financial Instruments: United accounts for its derivative financial instruments in accordance with FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

During 2003, United entered into an interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. Under the swap agreement, United will receive payment streams at a fixed rate of interest while paying a variable rate of interest. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. Under the provisions of SFAS No. 133, the interest rate swap is considered a fair value hedge, whereby, a fair value hedge is used to hedge changes in the fair value of assets and liabilities due to changes in interest rates or other factors. The swap qualifies for the shortcut method of accounting treatment because the critical terms of the FHLB advance and the fixed rate payments to be received on the swap coincide and thus are effective in offsetting changes in the fair value of the FHLB advance over its remaining term. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet. The impact on earnings is the exchange of the fixed rate interest for variable rate London Interbank Offering Rate (LIBOR) based interest.

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

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. United enters into such commitments with customers in connection with residential mortgage loan applications. At December 31, 2003, the notional value and fair value of these commitments was $93.05 million and $221.6 thousand, respectively. This guidance, if issued, would require United to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold; however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. United is currently assessing the impact of this pending guidance on its results of operations and financial position. In the quarter of adoption, there would likely be a one-time negative impact to mortgage banking revenue yet to be determined.

Stock Options: United has stock option plans for certain employees that are accounted for under the intrinsic value method. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense is recognized.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value the option at the date of grant amortized over the vesting period of the option:

	Year Ended December 31,

(Dollars in thousands, except per share)	2003	2002	2001

Net Income, as reported	$78,765	$88,933	$79,991
Less pro forma expense related to options granted, net of tax	(843)	(779)	(653)

Pro forma net income	$77,922	$88,154	$79,338

Pro forma net income per share:
Basic – as reported	$1.87	$2.09	$1.93
Basic – pro forma	$1.85	$2.07	$1.91
Diluted – as reported	$1.85	$2.06	$1.90
Diluted – pro forma	$1.83	$2.04	$1.89

The estimated fair value of the options at the date of grant was $5.32, $5.03 and $5.54 for the options granted during 2003, 2002 and 2001, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.90%, 3.63% and 4.86%; dividend yields of 3.48%, 3.55%, and 3.43%; volatility factors of the expected market price of United’s common stock of 0.209, 0.213 and 0.217; and a weighted-average expected option life of 7 years.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 544,388 shares in 2003, 575,367 shares in 2002 and 567,615 shares in 2001. There are no other common stock equivalents.

Other Recent Accounting Pronouncements: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 significantly changed the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value. FIN 45 also requires a guarantor to make significant disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letter of credits. FIN 45’s disclosure requirements were effective for United as of December 31, 2002, while the recognition and measurement provisions were applied to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on the financial position or results of operations of United.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 modified the accounting for certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard had no impact on the financial position or results of operations of United as United’s Trust Preferred Securities were previously classified as liabilities within the balance sheets and recorded as interest expense within the statements of income.

NOTE B—MERGERS AND ACQUISITIONS

At the close of business on October 10, 2003, United acquired 100% of the outstanding common stock of Sequoia Bancshares, Inc. (Sequoia) of Bethesda, Maryland. The results of operations of Sequoia, which are not significant, have been included in the consolidated results of operations from the date of acquisition. The acquisition of Sequoia expands United’s presence in the rapidly growing and economically attractive Northern Virginia, Washington, D.C. and suburban Maryland market. At consummation, Sequoia had assets of approximately $516 million, loans of $362 million, deposits of $384 million and shareholders’ equity of $22 million. The transaction was accounted for under the purchase method of accounting.

The aggregate purchase price was approximately $109.0 million, including $25.0 million of cash, common stock valued at $75.7 million, and vested stock options exchanged valued at $8.3 million. The number of shares issued in the transaction were 2,639,062, which were valued based on the average market price of United’s common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. The value of the vested stock options was determined using the Black-Scholes option pricing model based upon 389,606 options exchanged. The following weighted average assumptions were used to determine the value of the options exchanged: risk-free interest rate of 1.64%, expected dividend yield of 3.51%, volatility factor of the expected market price of United’s common stock of 0.211 and a weighted expected option life of 2.5 years. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill of approximately $80.7 million and $5.7 million, respectively.

NOTE C—INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,681	$158	$3	$32,836
State and political subdivisions	70,532	3,008	120	73,420
Mortgage-backed securities	954,567	13,978	5,565	962,980
Marketable equity securities	12,843	1,503	101	14,245
Other	180,734	3,549	1,129	183,154

Total	$1,251,357	$22,196	$6,918	$1,266,635

NOTE C—INVESTMENT SECURITIES – continued

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,099	$94	$25	$29,168
State and political subdivisions	64,259	2,084	52	66,291
Mortgage-backed securities	737,829	24,027	518	761,338
Marketable equity securities	8,261	1,246	920	8,587
Other	156,750	2,131	1,951	156,930

Total	$996,198	$29,582	$3,466	$1,022,314

As permitted, upon adopting SFAS No. 133 on January 1, 2001, debt securities with an amortized cost of $71,293,000 and an estimated fair value of $71,668,000 were transferred into the available for sale category from the held to maturity category.

The amortized cost and estimated fair value of securities available for sale at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $954,567,000 and an estimated fair value of $962,980,000 at December 31, 2003 are included below based upon an estimated average life.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$9,561	$9,563
Due after one year through five years	36,424	41,535
Due after five years through ten years	193,802	195,623
Due after ten years	998,727	1,005,669
Marketable equity securities	12,843	14,245

Total	$1,251,357	$1,266,635

Gross realized gains and losses from sales of securities available for sale were $2,195,000 and $225,000; $880,000 and $180,000; and $2,382,000 and $1,605,000, respectively, in 2003, 2002 and 2001.

Provided on the following page is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2003. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of corporate trust preferred issuances. Management does not believe any individual unrealized loss as of December 31, 2003 represents other than temporary impairment. The unrealized losses on the mortgage- backed securities relate primarily to securities issued by FNMA and FHLMC. United has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, United believes the value is attributable to changes in market interest rates and not credit quality of the issuer.

NOTE C—INVESTMENT SECURITIES – continued

	Less than 12 months		12 months or longer

	Market	Unrealized	Market	Unrealized
(In thousands)	Value	Losses	Value	Losses

Treasuries and agencies	$8,490	$(3)
State and political	4,122	(120)
Mortgage-backed	457,983	(5,562)	$828	$(3)
Marketable equity securities			4,810	(101)
Other	21,679	(487)	17,754	(642)

Total	$492,274	$(6,172)	$23,392	$(746)

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,978	$1,164		$13,142
State and political subdivisions	80,607	3,718	$2	84,323
Mortgage-backed securities	1,056	68		1,124
Other	150,334	8,673	3,892	155,115

Total	$243,975	$13,623	$3,894	$253,704

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,062	$1,294		$18,356
State and political subdivisions	85,537	3,477	$30	88,984
Mortgage-backed securities	2,627	156		2,783
Other	157,950	5,727	6,807	156,870

Total	$263,176	$10,654	$6,837	$266,993

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE C—INVESTMENT SECURITIES – continued

Maturities of mortgage-backed securities with an amortized cost of $1,056,000 and an estimated fair value of $1,124,000 at December 31, 2003 are included below based upon an estimated average life.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$6,229	$6,290
Due after one year through five years	32,329	34,700
Due after five years through ten years	46,351	50,523
Due after ten years	159,066	162,191

Total	$243,975	$253,704

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,068,142,000 and $952,070,000 at December 31, 2003 and 2002, respectively.

The following is a summary of the amortized cost of held to maturity securities at December 31:

	2003	2002	2001

	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$11,978	$17,062	$29,935
States and political subdivisions	80,607	85,537	89,540
Mortgage-backed securities	1,056	2,627	4,278
Other	150,334	157,950	157,683

TOTAL HELD TO MATURITY SECURITIES	$243,975	$263,176	$281,436

The following is a summary of the amortized cost of available for sale securities at December 31:

	2003	2002	2001

	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$32,681	$29,099	$61,082
States and political subdivisions	70,532	64,259	62,188
Mortgage-backed securities	954,567	737,829	861,799
Marketable equity securities	12,843	8,261	8,254
Other	180,734	156,750	140,392

TOTAL AVAILABLE FOR SALE SECURITIES	$1,251,357	$996,198	$1,133,715

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $8,481,000 and $23,665,000 on all mortgage-backed securities at December 31, 2003 and 2002, respectively.

NOTE C—INVESTMENT SECURITIES – continued

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2003, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Treasury and other U.S Government agencies and corporations	$9,019	0.70%	$3,996	2.82%	$19,666	4.57%	$11,978	4.95%
States and political subdivisions (1)	1,696	11.18%	18,319	10.91%	34,538	10.53%	96,586	9.82%
Mortgage-backed securities	77	0.40%	24,599	4.15%	167,130	3.83%	764,056	4.36%
Other (2)	4,998	5.78%	21,839	5.61%	18,819	6.74%	298,016	6.08%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

(2)	Includes marketable equity securities available for sale.

There are no securities with a single issuer the book value of which in the aggregate exceeds 10% of total shareholders’ equity.

NOTE D—ASSET SECURITIZATION

During 1999, United sold residential mortgage loans in a securitization transaction. In that securitization, United retained subordinated interests that represent United’s right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the underlying financial assets. At the date of securitization, key economic assumptions used in measuring the fair value of the retained interests were as follows: a weighted-average life of 5.3 years, expected cumulative credit losses of 15%, and discount rates of 8% to 18%.

For the years ended December 31, 2003, 2002 and 2001, United received cash of $15,146,000, $8,385,000 and $10,926,000, respectively, on the retained interest in the securitization.

Key economic assumptions used in measuring the fair value of the retained interests were as follows:

	December 31

	2003	2002

Weighted-average life (in years)	2.7	3.1
Prepayment speed assumption (annual rate)	15.19% - 42.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	4.03% - 9.80%	3.97% - 13.31%

NOTE D—ASSET SECURITIZATION – continued

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	December 31

(In thousands)	2003	2002

Fair value of retained interests	$21,066	$34,087
Prepayment curve:
Increase (Decline) in fair value of 10% adverse change	$242	$234
Increase (Decline) in fair value of 20% adverse change	$448	$394
Default curve:
Decline in fair value of 10% adverse change	$4,480	$4,373
Decline in fair value of 20% adverse change	$9,182	$8,863
Discount rate:
Decline in fair value of 10% adverse change	$415	$581
Decline in fair value of 20% adverse change	$798	$1,143

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

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

			Principal Amount of Loans
	Total Principal		60 Days
(In thousands)	Amount of Loans		or More Past Due		Average Balances		Net Credit Losses

	At December 31,				During the Year

Type of Loan	2003	2002	2003	2002	2003	2002	2003	2002

Residential mortgage loans (fixed-rate)	$41,763	$68,845	$865	$1,436	$54,965	$85,809	$2,931	$5,112

NOTE E—LOANS

Major classifications of loans are as follows:

	2003	2002	2001	2000	1999

	(In thousands)
Commercial, financial and agricultural	$859,913	$698,315	$662,070	$564,887	$535,116
Real estate mortgage	2,610,918	2,332,877	2,293,318	2,148,751	2,134,370
Real estate construction	225,526	170,847	195,063	164,505	144,634
Consumer	405,065	374,241	354,934	319,351	363,272
Less: Unearned interest	(5,403)	(3,119)	(3,051)	(5,000)	(7,296)

Total loans	4,096,019	3,573,161	3,502,334	3,192,494	3,170,096
Allowance for loan losses	(50,432)	(47,387)	(47,408)	(40,532)	(39,599)

TOTAL LOANS, NET	$4,045,587	$3,525,774	$3,454,926	$3,151,962	$3,130,497

Loans held for sale	$181,186	$582,718	$368,625	$203,831	$117,825

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2003	2002	2001	2000	1999

Commercial, financial and agricultural	20.99%	19.54%	18.90%	17.69%	16.88%
Real estate mortgage	63.74%	65.29%	65.48%	67.31%	67.33%
Real estate construction	5.51%	4.78%	5.57%	5.15%	4.56%
Consumer	9.76%	10.39%	10.05%	9.85%	11.23%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $1,861,371,000 and $1,629,806,000 as of December 31, 2003 and 2002, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, and Virginia. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2003:

	Less Than	One To	Greater Than
	One Year	Five Years	Five Years	Total

	(In thousands)
Commercial, financial and agricultural	$436,978	$213,892	$209,043	$859,913
Real estate construction	225,526			225,526

Total	$662,504	$213,892	$209,043	$1,085,439

NOTE E—LOANS – continued

At December 31, 2003, commercial, financial and agricultural loans by maturity and interest rate are as follows:

	Less Than	One to	Over
	One Year	Five Years	Five Years	Total

Outstanding with fixed interest rates	$240,549	$196,944	$209,043	$646,536
Outstanding with adjustable rates	196,429	16,948		213,377

	$436,978	$213,892	$209,043	$859,913

There were no real estate construction loans with maturities greater than one year.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $128,690,000 and $135,043,000 at December 31, 2003 and 2002, respectively. During 2003, $391,204,000 of new loans were made and repayments totaled $397,557,000.

An analysis of the allowance for loan losses follows:

	Year Ended December 31

(In thousands)	2003	2002	2001

Balance at beginning of period	$47,387	$47,408	$40,532
Allowance of purchased subsidiaries	3,863		4,673
Provision charged to expense	7,475	7,937	12,833

	58,725	55,345	58,038

Loans charged off	9,996	9,499	12,359
Less recoveries	1,703	1,541	1,729

Net charge-offs	8,293	7,958	10,630

Balance at end of period	$50,432	$47,387	$47,408

The higher provision and charge-offs in 2001 relates to losses from certain junior-lien mortgages reclassified from available for sale securities to portfolio loans in October 2000.

Nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At December 31, 2003 and 2002, nonperforming loans were as follows:

	At December 31,

(In thousands)	2003	2002

Nonaccrual loans	$7,523	$6,890
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	11,052	8,461

Total Nonperforming Loans	$18,575	$15,351

NOTE E—LOANS – continued

At December 31, 2003, the recorded investment in loans that were considered to be impaired was $21,070,000 (of which $7,523,000 was on a nonaccrual basis). Included in this amount were $7,899,000 of impaired loans for which the related allowance for loan losses was $1,596,000, and $13,171,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2002, the recorded investment in loans that were considered to be impaired was $10,023,000 (of which $6,890,000 was on a nonaccrual basis). Included in this amount were $3,427,000 of impaired loans for which the related allowance for loan losses was $845,000, and $6,596,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was approximately $16,676,000, $10,935,000 and $12,654,000, respectively.

The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $1,209,000, $618,000 and $723,000 for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, United recognized interest income on those impaired loans of approximately $745,000, $393,000 and $373,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

NOTE F—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31

(In thousands)	2003	2002

Land	$11,449	$11,799
Buildings and improvements	46,971	47,732
Leasehold improvements	15,397	13,781
Furniture, fixtures and equipment	69,196	64,069

	143,013	137,381
Less allowance for depreciation and amortization	96,659	88,458

Net bank premises and equipment	$46,354	$48,923

Depreciation expense was $7,230,000, $6,400,000, and $5,972,000 for years ending December 31, 2003, 2002 and 2001, respectively, while amortization expense was $103,000, $101,000, and $100,000 for the same time periods.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $6,759,000, $6,041,000 and $4,813,000 for the years ended December 31, 2003, 2002 and 2001, respectively. United Bank (WV) leases two of its offices from companies that are beneficially owned by United directors. Rent expense incurred on these facilities was $95,000, $95,100, and $57,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE F—BANK PREMISES AND EQUIPMENT AND LEASES – continued

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2003, consisted of the following:

Year	Amount

(In thousands)
2004	$5,116
2005	4,547
2006	4,116
2007	3,483
2008	3,217
Thereafter	7,783

Total minimum lease payments	$28,262

NOTE G — GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$19,890	($10,344)	$9,546

Goodwill not subject to amortization	$193,000	($23,345)	$169,655

	As of December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$14,143	($8,274)	$5,869

Goodwill not subject to amortization	$113,761	($23,345)	$90,416

At December 31, 2003 and 2002, goodwill totaled $169,655,000 and $90,416,000, respectively. During 2003, United acquired Sequoia and continued to adjust goodwill due to the exercise of non-qualified stock option related to the Century Bancshares, Inc. (Century) acquisition consummated in 2001. These net effect of these transactions added $79,239,000 to goodwill. During 2002, in addition to adjustments to goodwill for the exercise of non-qualified stock option related to the Century acquisition, United adjusted the purchase price allocated to the Century acquisition for the fair value of vested stock options exchanged. The net effect to goodwill of these adjustments was an increase of $9,568,000.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2003:

Year	Amount

(In thousands)
2004	$2,724
2005	2,278
2006	1,871
2007	1,462
2008	834
Thereafter	377

NOTE G—GOODWILL AND OTHER INTANGIBLES – continued

The following table conforms prior period amounts to the current year presentation for amortization expense recognized in those periods related to certain intangible assets that are no longer amortized:

	For the Year Ended December 31

(Dollars in thousands, except per share)	2003	2002	2001

Reported net income	$78,765	$88,933	$79,991
Add back: Amortization of intangibles			2,483

Adjusted net income	$78,765	$88,933	$82,474

Basic earnings per share:
Reported net income	$1.87	$2.09	$1.93
Amortization of intangibles			0.06

Adjusted net income	$1.87	$2.09	$1.99

Diluted earnings per share:
Reported net income	$1.85	$2.06	$1.90
Amortization of intangibles			0.06

Adjusted net income	$1.85	$2.06	$1.96

NOTE H—DEPOSITS

The book value of deposits consisted of the following:

	December 31

(In thousands)	2003	2002

Noninterest-bearing checking	$669,494	$570,096
Interest-bearing checking	150,139	155,710
Regular savings	395,903	371,817
Money market accounts	1,380,429	1,097,800
Time deposits under $100,000	1,125,140	1,174,169
Time deposits over $100,000	461,267	531,256

Total deposits	$4,182,372	$3,900,848

Interest paid on deposits approximated $56,457,000, $82,606,000 and $121,523,000 in 2003, 2002 and 2001, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

Year	Amount

(In thousands)
2004	$1,047,180
2005	311,437
2006	81,522
2007	94,587
2008 and thereafter	51,681

Total	$1,586,407

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $60,021,000 and $69,281,000 at December 31, 2003 and 2002, respectively.

NOTE H—DEPOSITS – continued

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Demand deposits	$502,690		$499,972		$495,681
NOW and money market deposits	1,369,167	0.66%	1,140,562	1.31%	883,381	2.32%
Savings deposits	395,057	0.29%	373,471	0.37%	335,550	1.24%
Time deposits	1,616,050	2.75%	1,746,079	3.62%	1,692,306	5.49%

TOTAL	$3,882,964	1.40%	$3,760,084	2.44%	$3,406,918	4.04%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

(Dollars In thousands)	Amount

3 months or less	$164,968
Over 3 through 6 months	70,006
Over 6 through 12 months	89,328
Over 12 months	137,035

TOTAL	$461,337

NOTE I—SHORT-TERM BORROWINGS

At December 31, 2003 and 2002, short-term borrowings and the related weighted-average interest rates were as follows:

	2003		2002

		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Federal funds purchased	$90,540	1.09%	$57,153	1.38%
Securities sold under agreements to repurchase	549,163	1.89%	511,300	1.58%
Short-term notes payable	17,000	1.92%
TT&L note option	5,239	1.02%	5,096	0.99%

Total	$661,942		$573,549

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $193,500,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

NOTE I—SHORT-TERM BORROWINGS – continued

The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

	Federal	Securities Sold
	Funds	Under Agreements
(Dollars in thousands)	Purchased	To Repurchase

At December 31:
2003	$90,540	$549,163
2002	57,153	511,300
2001	43,831	477,796
Weighted-average interest rate at year end:
2003	1.1%	1.9%
2002	1.4%	1.6%
2001	1.7%	2.0%
Maximum amount outstanding at any month’s end:
2003	$388,375	$612,849
2002	117,110	513,607
2001	43,831	503,887
Average amount outstanding during the year:
2003	$49,682	$520,517
2002	45,576	480,595
2001	16,290	390,545
Weighted-average interest rate during the year:
2003	1.2%	1.3%
2002	1.7%	2.0%
2001	2.9%	3.5%

At December 31, 2003, repurchase agreements include $438,970,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than 1 year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United, through the parent company, has available funds of $40,000,000 to provide for general liquidity needs under a one-year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At December 31, 2003, United had an outstanding balance under the line of credit of $17,000,000.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds onto the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2003, United Bank (VA) had reached its maximum balance and thus no additional funding is available until the Treasury withdraws or “calls” all or a portion of the funds.

Interest paid on short-term borrowings approximated $6,324,000, $10,217,000 and $14,361,000 in 2003, 2002 and 2001, respectively.

NOTE J—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At December 31, 2003, United had an unused borrowing amount of approximately $664,382,000 available. However, without the delivery of additional collateral, United has approximately $62,959,000 available for advances from the FHLB at prevailing interest rates.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. During the fourth quarter of 2003, United prepaid certain FHLB long-term advances in light of the low interest rate environment and significant liquidity arising from its mortgage banking subsidiary’s reduced originations. Prepayment penalties of approximately $16.7 million were included in noninterest expense for the year of 2003 as a result of prepaying approximately $156.5 million of FHLB advances with a weighted-average interest rate of 6.18%.

At December 31, 2003 and 2002, FHLB advances and the related weighted-average interest rates were as follows:

	2003			2002
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
(Dollars in thousands)	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$768,220	4.58%	3.96%	$679,712	6.33%	6.33%

The weighted-average effective rate considers the effect of the interest rate swap entered into during 2003 to manage interest rate risk on its long-term debt. The swap is used to hedge the fair value of a certain portion of the FHLB fixed rate debt by converting the debt to a variable rate. The swap is based on the one-month LIBOR. Additional information is provided in Note N.

At December 31, 2003, the scheduled maturities of FHLB advances are as follows:

Year	Amount
(In thousands)
2004	$263,741
2005	25,000
2006	2,050
2007
2008 and thereafter	477,429

Total	$768,220

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. The Debentures are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

NOTE J—LONG-TERM BORROWINGS– continued

During the fourth quarter of 2003, United participated in two additional trust preferred securities in transactions totaling $45.0 million. United Trust III participated in a $20.0 million Capital Securities offering of a third party and received net cash proceeds of $19.61 million after considering the third party’s placement fee. The proceeds were invested in junior subordinated debts of United paying interest quarterly at a floating rate equal to 3-month LIBOR plus 285 basis points. Under the terms of the transactions, the Capital Securities will have a maturity of 30 years, and are redeemable after five years with certain exceptions. United Trust IV participated in a $25.0 million Capital Securities offering of a third party and received net cash proceeds of $24.51 million after considering the third party’s placement fee. The proceeds were invested in an equivalent amount of floating rate junior subordinated debts of United paying interest quarterly at a floating rate equal to 3-month LIBOR plus 285 basis points. Under the terms of the transactions, the Capital Securities will have a maturity of 30 years and are redeemable after five years with certain exceptions. United will use the proceeds from the Capital Securities offerings to repurchase outstanding shares of its common stock and to fund future growth. For regulatory purposes, the $45.0 million total of Capital Securities for the two trusts qualifies as Tier I capital in accordance with current regulatory reporting requirements.

As part of the acquisition of Sequoia, United assumed all the obligations of Sequoia and its subsidiaries. One such subsidiary, Sequoia Trust I is a statutory business trust formed during the first quarter of 2000. Sequoia Trust I issued $7.0 million of Capital Securities to a third party at a fixed rate of 10.18%. This trust pays interest semiannually. Under the terms of the agreement, the maturity date is 30 years and is redeemable after five years with certain exceptions. Sequoia Trust II is a statutory business trust also formed during the first quarter of 2000. Sequoia Trust II issued $3.0 million of Capital Securities to a third party at a floating rate of interest equal to LIBOR plus 375 basis points with the rate not to exceed 11.0%. These securities are due December 8, 2031; however, they may be redeemed under certain circumstances after December 8, 2006.

The Trust Preferred Securities currently qualify as Tier 1 capital of United for regulatory purposes. The banking regulatory agencies have not issued any guidance, which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46.

At December 31, 2003 and 2002, the Debentures and their related weighted-average interest rates were as follows:

	2003		2002
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Century Trust	$8,848	10.88%	$8,861	10.88%
Sequoia Trust I	11,000	10.18%
Sequoia Trust II	3,093	5.65%
United Statutory Trust I	10,310	4.49%	10,000	4.66%
United Statutory Trust II	10,310	4.64%	10,000	4.76%
United Statutory Trust III	20,619	3.97%
United Statutory Trust IV	25,774	3.99%

Total	$89,954		$28,861

Interest paid on long-term borrowings approximated $44,520,000, $42,861,000 and $43,455,000 in 2003, 2002 and 2001, respectively.

NOTE K—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2003	2002	2001
Current expense:
Federal	$31,784	$42,665	$40,585
State	253	1,520	1,412
Deferred expense (benefit):
Federal and State	1,718	(4,785)	(3,258)

Income taxes	$33,755	$39,400	$38,739

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
	2003		2002		2001
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$39,375	35.0%	$44,917	35.0%	$41,556	35.0%
Plus: State income taxes net of federal tax benefits	164	0.1	988	0.8	917	0.8

	39,539	35.1	45,905	35.8	42,473	35.8
Increase (decrease) resulting from:
Tax-exempt interest income	(3,576)	(3.2)	(3,653)	(2.8)	(3,465)	(2.9)
Intangible amortization					742	0.6
Other items-net	(2,208)	(1.9)	(2,852)	(2.3)	(1,011)	(0.9)

Income taxes	$33,755	30.0%	$39,400	30.7%	$38,739	32.6%

Federal income tax expense applicable to securities transactions in 2003 approximated $641,000. Federal income tax benefit applicable to securities transactions in 2002, and 2001 approximated $2,193,000 and $181,000, respectively. Income taxes paid approximated $37,700,000, $40,446,000 and $31,576,000 in 2003, 2002 and 2001, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE K—INCOME TAXES – continued

Significant components of United’s deferred tax assets and liabilities (included in other assets) at December 31, 2003 and 2002 are as follows:

(In thousands)	2003	2002
Deferred tax assets:
Allowance for loan losses	$17,121	$16,261
Accrued benefits payable	3,154	2,271
Other accrued liabilities	3,186	4,183
Net operating loss carryforward	2,596	1,202
Other	2,931	2,329

Total deferred tax assets	28,988	26,246

Deferred tax liabilities:
Premises and equipment	1,285	1,992
Purchase accounting intangibles	2,566	638
Deferred mortgage points	2,673	2,544
Securities available for sale	3,597	6,997
Other	2,979	1,699

Total deferred tax liabilities	13,100	13,870

Net deferred tax assets	$15,888	$12,376

NOTE L—EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering substantially all employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. United’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The associated benefits accumulated by these employees in their previous plan were assumed by United’s benefit plan.

Net periodic pension cost included the following components:

	Year Ended December 31,
(In thousands)	2003	2002	2001
Service cost	$1,931	$1,730	$1,426
Interest cost	2,659	2,585	2,179
Expected return on plan assets	(3,212)	(3,795)	(4,420)
Amortization of transition asset	(213)	(307)	(131)
Recognized net actuarial loss (gain)	905		(1,045)
Amortization of prior service cost	10	63	63

Net periodic pension cost (benefit)	$2,080	$276	($1,928)

Weighted-Average Assumptions:
Discount rate	6.25%	7.00%	7.75%
Expected return on assets	9.00%	9.50%	9.75%
Rate of compensation increase	3.25%	4.00%	5.00%

NOTE L—EMPLOYEE BENEFIT PLANS – continued

A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

	December 31,
(In thousands)	2003	2002
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$38,548	$32,588
Service Cost	1,931	1,730
Interest Cost	2,659	2,585
Actuarial Loss	4,031	1,440
Benefits Paid	(1,149)	(1,122)
Change in Plan Provisions		14
Acquisition		1,313

Projected Benefit at the End of the Year	46,020	38,548
Accumulated Benefit Obligation at the End of the Year	38,350	31,094
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$34,384	$36,574
Actual Return on Plan Assets	5,482	(3,959)
Benefits Paid	(1,149)	(1,122)
Employer Contributions	3,600
Acquisition		2,891

Fair value of plan assets at end of year	$42,317	$34,384

Net Amount Recognized
Funded Status	$(3,704)	$(4,164)
Unrecognized Transition Asset	(1,227)	(1,441)
Unrecognized Prior Service Cost	12	23
Unrecognized Net Loss	12,859	12,002

Net Amount Recognized	$7,940	$6,420

Weighted-Average Assumptions at the End of the Year
Discount Rate	6.25%	7.00%
Rate of Compensation Increase	3.25%	4.00%

The plan’s measurement date is September 30. Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

			Percentage of
			Plan Assets at
	Target Allocation	Allowable Allocation	September 30,
Plan Assets	2004	Range	2003	2002
Equity Securities	70%	50-80%	65%	62%
Debt Securities	25%	20-40%	29%	29%
Other	5%	3-10%	6%	9%

Total			100%	100%

Equity securities include United stock in the amounts of $3,170,000 (7%) and $3,070,000 (9%) at September 30, 2003 and 2002, respectively.

The policy, as established by the Pension Committee, is to invest assets based upon the target allocations stated above. The assets will be reallocated periodically to meet the above target allocations. The investment policy is reviewed at least annually, subject to the approval of the Pension Committee, to determine if the policy should be changed. Prohibited

NOTE L—EMPLOYEE BENEFIT PLANS – continued

investments include, but are not limited to, futures contracts, private placements, uncovered options, real estate, the use of margin, short sales, derivatives for speculative purposes, and other investments that are speculative in nature. In order to achieve a prudent level of portfolio diversification, the securities of any one company are not to exceed 10% of the total plan assets, and no more than the 15% of total plan assets are to be invested in any one industry (other than securities of U.S. Government or Agencies). Additionally, no more than 15% of the plan assets are to be invested in foreign securities, both equity and fixed. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. After one year of eligible service, United matches 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,127,000, $803,000 and $733,000 in 2003, 2002 and 2001, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2003, the combined plan assets included 764,005 shares of United common stock with an approximate fair value of $23,829,000. Dividends paid on United common stock held by the plans approximated $749,000 and $671,000 for the years ended December 31, 2003 and 2002, respectively.

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has various incentive stock option plans for key employees that provide for the granting of stock options of up to 4,400,000 shares of common stock. At December 31, 2003, United had available 1,119,292 shares of common stock available for future grants to key employees. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United’s common stock on the date of grant. Accordingly, no compensation expense is recognized for these options. The maximum term for options granted under the plans is ten (10) years.

Options granted under the plans vest in accordance with the following schedule:

Years from	Permissible Exercise
Grant of Option	Until Expiration of Option
1	50% of Option Shares
2	75% of Option Shares
3	100% of Option Shares

NOTE L-EMPLOYEE BENEFIT PLANS – continued

The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.55 to $5.33	149,371	4.0 years	$3.86	149,371	$3.86
$5.69 to $8.54	163,563	6.2 years	$6.26	163,563	$6.26
$9.45 to $14.18	352,521	4.8 years	$11.19	352,521	$11.19
$14.83 to $22.25	492,957	4.4 years	$18.31	492,957	$18.31
$25.63 to $30.71	1,141,371	8.0 years	$28.36	610,701	$27.22

Total	2,299,783	6.5 years	$20.38	1,769,113	$17.60

The following is a summary of activity of United’s Incentive Stock Option Plans:

	Stock	Range of
	Options	Exercise Prices
Outstanding at January 1, 2001	1,513,691	$27.00	$2.98
Granted	259,200	27.12
Exercised	259,817	27.00	9.62
Assumed in acquisition of subsidiary	512,973	19.48	4.26
Forfeited	73,764	27.00	22.00
Outstanding at December 31, 2001	1,952,283	27.12	2.98
Granted	294,958	29.37
Exercised	341,503	27.12	4.26
Forfeited	25,319	27.12	19.19
Outstanding at December 31, 2002	1,880,419	29.37	4.26
Granted	333,650	30.20
Exercised	274,191	29.37	3.55
Assumed in acquisition of subsidiary	389,606	8.53	3.55
Forfeited	29,701	29.37	19.19

Outstanding at December 31, 2003	2,299,783	$30.71	$3.55

Exercisable at:
December 31, 2001	1,507,076	$27.00	$4.26
December 31, 2002	1,406,676	$27.12	$4.26
December 31, 2003	1,769,114	$29.37	$3.55

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES

United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to alter its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby letters of credit, and interest rate swap agreements. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES– continued

commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,076,840,000 and $1,285,533,000 of loan commitments outstanding as of December 31, 2003 and 2002, respectively, substantially all of which expire within one year. At December 31, 2003 and 2002, United had commitments to originate $93,051,000 and $249,979,000, respectively, of mortgage loans to sell in the secondary market.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $4,286,000 and $3,171,000 as of December 31, 2003 and 2002, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $110,957,000 and $95,923,000 as of December 31, 2003 and 2002, respectively.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

NOTE N-DERIVATIVE FINANCIAL INSTRUMENTS

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Under the swap agreement, United will receive payment streams at a fixed rate of 6.43% while paying a variable rate of one-month LIBOR plus 3.5% on the $100 million for a term of seven years. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. However, the FHLB, at its discretion, can convert the fixed interest rate on the advance to a variable rate of three-month LIBOR plus 0.1%. If this conversion occurs, under the swap agreement, United would then receive variable payment streams equivalent to three-month LIBOR plus 0.1% and pay a variable rate of three-month LIBOR plus 3.5% over the remaining term. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swap is considered a fair value hedge. The swap qualifies for the shortcut method of accounting treatment because the critical terms of the FHLB advance and the fixed rate payments to be received on the swap coincide and thus are effective in offsetting changes in the fair value of the FHLB advance over its remaining term. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At December 31, 2003, the fair value of the swap resulted in a $3.85 million liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet. The impact on earnings is the exchange of the fixed rate interest for variable rate LIBOR based interest.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The fair values of the interest rate lock commitments were $222 thousand and $1.26 million at December 31, 2003 and December 31, 2002, respectively. The fair values of the best efforts commitments were $408 thousand and $3.32 million at December 31, 2003 and December 31, 2002, respectively. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to enter into the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to enter into the loan.

NOTE O-OTHER EXPENSE

The following details certain items of other expense that exceed 1% of total revenue (interest income plus other income) for any of the periods indicated:

	Year Ended December 31
(In thousands)	2003	2002	2001
Other expense:
Data processing	$4,191	$3,935	$3,488
Taxes not on income	4,114	3,241	2,210
Equipment expense	10,270	8,874	7,535

NOTE P - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

	December 31
(In thousands)	2003	2002
Assets
Cash and due from banks	$23,439	$15,700
Securities available for sale	15,924	9,742
Securities held to maturity	6,499	6,551
Loans	3,047	4,417
Investment in subsidiaries:
Bank subsidiaries	669,332	557,363
Nonbank subsidiaries	4,296	2,884
Other assets	1,968	1,361

Total Assets	$724,505	$598,018

Liabilities and Shareholders’ Equity
Line of credit from banking subsidiary		$16,000
Short-term notes payable	$17,000
Junior subordinated debentures of subsidiary trusts	67,013	20,620
Accrued expenses and other liabilities	25,301	19,859
Shareholders’ equity (including other accumulated comprehensive income of $6,512 and $13,060 at December 31, 2003 and 2002, respectively)	615,191	541,539

Total Liabilities and Shareholders’ Equity	$724,505	$598,018

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2003	2002	2001
Income
Dividends from banking subsidiaries	$62,052	$54,001	$71,000
Net interest income	828	897	1,015
Management fees:
Bank subsidiaries	6,960	6,368	4,019
Nonbank subsidiaries	12	12	12
Other income	407	12	13

Total Income	70,259	61,290	76,059

Expenses
Interest paid to banking subsidiary	882	617	223
Operating expenses	7,460	6,196	5,384

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	61,917	54,477	70,452
Applicable income tax (benefit) expense	(37)	151	(178)

Income Before Equity in Undistributed Net Income of Subsidiaries	61,954	54,326	70,630
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiaries	16,792	34,607	9,392
Nonbank subsidiaries	19		(31)

Net Income	$78,765	$88,933	$79,991

NOTE P - UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION - continued

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2003	2002	2001
Operating Activities
Net income	$78,765	$88,933	$79,991
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(16,811)	(34,607)	(9,361)
Depreciation and net amortization	(2)	32	12
Net (gain) loss on securities transactions	(407)	(82)	48
Net change in other assets and liabilities	4,047	1,273	11,927

Net Cash Provided by Operating Activities	65,592	55,549	82,617

Investing Activities
Net (purchases of) proceeds from securities	(4,620)	(460)	302
Net cash paid in acquisition of subsidiary	(24,961)		(15,102)
Increases in investment in subsidiaries	(1,393)	(11,470)
Repayment on loan balances by customers	1,370	1,283	1,205

Net Cash Used in Investing Activities	(29,604)	(10,647)	(13,595)

Financing Activities
Net advances on line of credit from subsidiary	1,000	8,000	3,000
Net advances from subsidiary trusts	46,393	20,620
Cash dividends paid	(41,625)	(39,753)	(36,990)
Acquisition of treasury stock	(37,361)	(36,899)	(27,059)
Proceeds from exercise of stock options	3,344	4,372	2,766

Net Cash Used in Financing Activities	(28,249)	(43,660)	(58,283)

Increase in Cash and Cash Equivalents	7,739	1,242	10,739
Cash and Cash Equivalents at Beginning of Year	15,700	14,458	3,719

Cash and Cash Equivalents at End of Year	$23,439	$15,700	$14,458

NOTE Q—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2003, was approximately $47,096,000 and $44,557,000, respectively.

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

During 2004, the retained net profits available for distribution to United Bankshares, Inc. as dividends without regulatory approval, are approximately $30,443,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $37,006,000 at December 31, 2003, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2003, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2003, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

NOTE Q—REGULATORY MATTERS – continued

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$565,289	11.6%	$389,374	≥8.0%	$486,718	≥10.0%
United Bank (WV)	309,959	11.7%	212,492	≥8.0%	265,615	≥10.0%
United Bank (VA)	243,351	10.9%	178,192	≥8.0%	222,739	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	504,426	10.4%	194,687	≥4.0%	292,031	≥6.0%
United Bank (WV)	280,152	10.6%	106,246	≥4.0%	159,369	≥6.0%
United Bank (VA)	216,226	9.7%	89,096	≥4.0%	133,644	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	504,426	8.4%	239,122	≥4.0%	298,902	≥5.0%
United Bank (WV)	280,152	8.1%	138,871	≥4.0%	173,589	≥5.0%
United Bank (VA)	216,226	8.5%	101,882	≥4.0%	127,353	≥5.0%
As of December 31, 2002:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$508,145	11.8%	$345,752	≥8.0%	$432,190	≥10.0%
United Bank (WV)	307,544	11.6%	213,106	≥8.0%	266,382	≥10.0%
United Bank (VA)	193,672	11.1%	139,155	≥8.0%	173,944	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	451,750	10.5%	172,876	≥4.0%	259,314	≥6.0%
United Bank (WV)	278,084	10.4%	106,553	≥4.0%	159,829	≥6.0%
United Bank (VA)	170,183	9.8%	69,578	≥4.0%	104,367	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	451,750	8.0%	226,875	≥4.0%	283,594	≥5.0%
United Bank (WV)	278,084	8.1%	137,918	≥4.0%	172,398	≥5.0%
United Bank (VA)	170,183	7.3%	93,272	≥4.0%	116,590	≥5.0%

United’s mortgage banking entity, George Mason Mortgage, LLC (GMMC), is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (HUD). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on GMMC’s operations.

The minimum net worth requirement of HUD at December 31, 2003 and December 31, 2002 was $1 million. GMMC’s net worth was $32.9 million at December 31, 2003 and $26.0 million at December 31, 2002, which significantly exceeded the HUD requirements.

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents	$254,941	$254,941	$175,363	$175,363
Securities available for sale	1,266,635	1,266,635	1,022,314	1,022,314
Securities held to maturity	243,975	253,704	263,176	266,993
Loans held for sale	181,186	181,186	582,718	582,718
Loans	4,096,019	4,098,199	3,573,161	3,637,290
Derivative financial assets	221	221	1,255	1,255
Deposits	4,182,372	4,187,911	3,900,848	3,924,066
Short-term borrowings	661,942	662,917	573,549	575,456
Long-term borrowings	858,174	920,746	708,573	781,908
Derivative financial liabilities	4,255	4,255	4,571	4,571

NOTE S—SEGMENT INFORMATION

The following information is based on United’s current management structure and presents results of operations as if the community banking and mortgage banking segments were operated on a stand-alone basis. The results are not necessarily comparable with similar information of other companies.

			General
	Mortgage	Community	Corporate
(In thousands)	Banking	Banking	and Other	Consolidated
2003
Net interest income	$16,351	$176,375	$631	$193,357
Provision for loan losses		7,475		7,475
Net interest income after provision for loan losses	16,351	168,900	631	185,882
Noninterest income	51,905	50,960	451	103,316
Noninterest expense	47,452	129,554	(328)	176,678
Income before income taxes	20,804	90,306	1,410	112,520
Income tax expense	5,745	27,592	418	33,755
Net income	15,059	62,714	992	78,765
Average total assets	476,587	5,450,157	(117,613)	5,809,131

2002
Net interest income	$12,600	$192,034	$2,287	$206,921
Provision for loan losses		7,937		7,937
Net interest income after provision for loan losses	12,600	184,097	2,287	198,984
Noninterest income	36,142	37,250	87	73,479
Noninterest expense	32,478	111,806	(154)	144,130
Income before income taxes	16,264	109,541	2,528	128,333
Income tax expense	4,079	34,523	798	39,400
Net income	12,185	75,018	1,730	88,933
Average total assets	333,064	5,322,636	(64,433)	5,591,267

2001
Net interest income	$8,005	$176,274	$824	$185,103
Provision for loan losses		12,833		12,833
Net interest income after provision for loan losses	8,005	163,441	824	172,270
Noninterest income	26,518	35,722	(35)	62,205
Noninterest expense	22,808	91,524	1,413	115,745
Income before income taxes	11,715	107,639	(624)	118,730
Income tax expense	3,139	35,793	(193)	38,739
Net income	8,576	71,846	(431)	79,991
Average total assets	209,701	4,851,227	(19,732)	5,041,196

General corporate and other includes intercompany eliminations.

NOTE T - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2003 and 2002 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Interest income	$77,224	$74,261	$71,981	$74,042
Interest expense	29,595	26,567	24,459	23,530
Net interest income	47,629	47,694	47,522	50,512
Provision for loan losses	1,455	2,296	2,222	1,502
Income from mortgage banking operations	11,972	14,267	15,834	9,833
Securities gains (losses), net	866	931	122	(89)
Other noninterest income	10,757	12,593	12,694	13,536
Noninterest expense	37,565	40,610	41,207	57,296
Income taxes	9,661	9,774	9,823	4,497
Net income (1)	22,543	22,805	22,920	10,497
Per share data:
Average shares outstanding (000s):
Basic	41,891	41,598	41,328	43,428
Diluted	42,355	42,068	41,823	44,178
Net income per share:
Basic	$0.54	$0.55	$0.55	$0.24
Diluted	$0.53	$0.54	$0.55	$0.24
Dividends per share	$0.25	$0.25	$0.25	$0.25

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Interest income	$85,238	$84,738	$86,413	$83,089
Interest expense	34,590	33,322	32,677	31,968
Net interest income	50,648	51,416	53,736	51,121
Provision for loan losses	2,227	1,675	1,823	2,212
Income from mortgage banking operations	6,450	7,148	11,203	11,341
Securities losses, net	(304)	(289)	(4,368)	(1,305)
Other noninterest income	9,791	10,411	11,894	11,507
Noninterest expense	32,030	34,829	38,697	38,574
Income taxes	10,507	9,976	9,592	9,325
Net income (1)	21,821	22,206	22,353	22,553
Per share data:
Average shares outstanding (000s):
Basic	42,899	42,692	42,419	42,156
Diluted	43,549	43,391	43,104	42,670
Net income per share:
Basic	$0.51	$0.52	$0.53	$0.53
Diluted	$0.50	$0.51	$0.52	$0.53
Dividends per share	$0.23	$0.23	$0.24	$0.25

(1) For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.