Form 10-Q
period 2004-03-31
UNITED BANKSHARES INC/WV
filed 2004-05-07
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004
Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Class - Common Stock, $2.50 Par Value; 43,540,731 shares outstanding as of April 30, 2004.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS—Continued

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2004 and December 31, 2003, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, and the related consolidated statements of income for the three months ended March 31, 2004 and 2003, and the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2004, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	March 31	December 31
	2004	2003
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$157,303	$217,229
Interest-bearing deposits with other banks	25,040	32,280
Federal funds sold	2,192	5,432

Total cash and cash equivalents	184,535	254,941
Securities available for sale at estimated fair value (amortized cost-$1,199,191 at March 31, 2004 and $1,251,357 at December 31, 2003)	1,224,206	1,266,635
Securities held to maturity (estimated fair value-$250,867 at March 31, 2004 and $253,704 at December 31, 2003)	238,150	243,975
Loans held for sale	233,659	181,186
Loans	4,212,604	4,101,422
Less: Unearned income	(5,747)	(5,403)

Loans net of unearned income	4,206,857	4,096,019
Less: Allowance for loan losses	(50,474)	(50,432)

Net loans	4,156,383	4,045,587
Bank premises and equipment	45,395	46,354
Goodwill	167,583	169,655
Accrued interest receivable	26,935	27,098
Other assets	156,450	143,568

TOTAL ASSETS	$6,433,296	$6,378,999

Liabilities
Deposits:
Noninterest-bearing	$926,978	$937,512
Interest-bearing	3,225,653	3,244,860

Total deposits	4,152,631	4,182,372
Borrowings:
Federal funds purchased	104,545	90,540
Securities sold under agreements to repurchase	592,083	549,163
Other short-term borrowings	9,195	22,239
Federal Home Loan Bank borrowings	794,868	768,220
Other long-term borrowings	89,823	89,954
Accrued expenses and other liabilities	64,410	61,320

TOTAL LIABILITIES	5,807,555	5,763,808
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued- 44,320,832 at March 31, 2004 and December 31, 2003, including 693,628 and 631,232 shares in treasury at March 31, 2004 and December 31, 2003, respectively	110,802	110,802
Surplus	104,210	110,592
Retained earnings	418,447	405,859
Accumulated other comprehensive income	12,981	6,512
Treasury stock, at cost	(20,699)	(18,574)

TOTAL SHAREHOLDERS’ EQUITY	625,741	615,191

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,433,296	$6,378,999

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
 UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands, except per share data)	2004	2003
Interest income
Interest and fees on loans	$58,482	$60,680
Interest on federal funds sold and other short-term investments	76	388
Interest and dividends on securities:
Taxable	13,462	13,877
Tax-exempt	2,054	2,279

Total interest income	74,074	77,224
Interest expense
Interest on deposits	10,907	16,571
Interest on short-term borrowings	1,579	2,205
Interest on long-term borrowings	9,486	10,819

Total interest expense	21,972	29,595

Net interest income	52,102	47,629
Provision for loan losses	1,357	1,455

Net interest income after provision for loan losses	50,745	46,174
Other income
Income from mortgage banking operations	6,449	11,972
Fees from trust and brokerage services	2,570	2,275
Other service charges, commissions and fees	8,696	8,121
Security gains	714	866
Other income	1,628	361

Total other income	20,057	23,595
Other expense
Salaries and employee benefits	19,936	21,631
Net occupancy expense	3,702	3,316
Other expense	13,588	12,618

Total other expense	37,226	37,565

Income before income taxes	33,576	32,204
Income taxes	10,072	9,661

Net income	$23,504	$22,543

Earnings per common share:
Basic	$0.54	$0.54

Diluted	$0.53	$0.53

Dividends per common share	$0.25	$0.25

Average outstanding shares:
Basic	43,680,837	41,891,007
Diluted	44,258,584	42,355,229

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
 UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2004
	Common Stock				Accumulated
					Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2004	44,320,832	$110,802	$110,592	$405,859	$6,512	($18,574)	$615,191
Comprehensive income:
Net income	—	—	—	23,504	—	—	23,504
Other comprehensive income , net of tax:
Unrealized gain on securities of $6,794 net of reclassification adjustment for gains included in net income of $464	—	—	—	—	6,330	—	6,330
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	139	—	139

Total comprehensive income							29,973
Purchase of treasury stock (310,627 shares)	—	—	—	—	—	(9,489)	(9,489)
Cash dividends ($0.25 per share)	—	—	—	(10,916)	—		(10,916)
Common stock options exercised (248,231 shares)	—	—	(6,382)	—	—	7,364	982

Balance at March 31, 2004	44,320,832	$110,802	$104,210	$418,447	$12,981	($20,699)	$625,741

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2004	2003
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20,697)	$135,824
INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	6,472	1,363
Purchases of investment securities held to maturity	(405)
Proceeds from sales of securities available for sale	100,798	28,727
Proceeds from maturities and calls of securities available for sale	67,221	277,723
Purchases of securities available for sale	(117,387)	(376,999)
Purchase of bank-owned life insurance	(13,215)	(30,000)
Net purchases of bank premises and equipment	(979)	(971)
Net change in loans	(112,721)	75,473

NET CASH USED IN INVESTING ACTIVITIES	(70,216)	(24,684)
FINANCING ACTIVITIES
Cash dividends paid	(10,929)	(10,526)
Proceeds from exercise of stock options	982	470
Acquisition of treasury stock	(9,489)	(9,078)
Repayment of long-term Federal Home Loan Bank borrowings	(55)	(76)
Changes in:
Deposits	(28,883)	75,106
Federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and other borrowings	68,881	(52,922)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,507	2,974

(Decrease) Increase in cash and cash equivalents	(70,406)	114,114
Cash and cash equivalents at beginning of year	254,941	175,363

Cash and cash equivalents at end of period	$184,535	$289,477

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2004 and 2003 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in United’s 2003 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2003 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are shown in thousands, except per share and share data.

United has stock option plans for certain employees that are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense is recognized.

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method under the provisions of FASB Statement No. 123 “Accounting for Stock Based Compensation”:

	Three Months Ended
	March 31,
	2004	2003
Net Income, as reported	$23,504	$22,543
Less pro forma expense related to options granted, net of tax	(254)	(211)

Pro forma net income	$23,250	$22,332

Pro forma net income per share:
Basic – as reported	$0.54	$0.54
Basic – pro forma	$0.53	$0.53
Diluted – as reported	$0.53	$0.53
Diluted – pro forma	$0.53	$0.53

2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	March 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,720	$93		$17,813
State and political subdivisions	66,054	3,369	$10	69,413
Mortgage-backed securities	927,214	17,380	1,808	942,786
Marketable equity securities	180,540	4,873	446	184,967
Other	7,663	1,643	79	9,227

Total	$1,199,191	$27,358	$2,343	$1,224,206

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,681	$158	$3	$32,836
State and political subdivisions	70,532	3,008	120	73,420
Mortgage-backed securities	954,567	13,978	5,565	962,980
Marketable equity securities	12,843	1,503	101	14,245
Other	180,734	3,549	1,129	183,154

Total	$1,251,357	$22,196	$6,918	$1,266,635

The cumulative net unrealized gains on available for sale securities resulted in increases of $16,260 and $9,930 in shareholders’ equity, net of deferred income taxes at March 31, 2004 and December 31, 2003, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities are included below based upon an estimated average life.

	March 31, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$9,675	$9,692	$9,561	$9,563
Due after one year through five years	31,454	36,913	36,424	41,535
Due after five years through ten years	157,960	160,354	193,802	195,623
Due after ten years	986,886	1,002,466	998,727	1,005,669
Marketable equity securities	13,216	14,781	12,843	14,245

Total	$1,199,191	$1,224,206	$1,251,357	$1,266,635

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,956	$1,645		$13,601
State and political subdivisions	79,338	4,339	$2	83,675
Mortgage-backed securities	924	59		983
Other	145,932	10,117	3,441	152,608

Total	$238,150	$16,160	$3,443	$250,867

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,978	$1,164		$13,142
State and political subdivisions	80,607	3,718	$2	84,323
Mortgage-backed securities	1,056	68		1,124
Other	150,334	8,673	3,892	155,115

Total	$243,975	$13,623	$3,894	$253,704

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities are included below based upon an estimated average life. There were no sales of held to maturity securities.

	March 31, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,231	$1,241	$6,229	$6,290
Due after one year through five years	40,843	44,464	32,329	34,700
Due after five years through ten years	32,054	35,690	46,351	50,523
Due after ten years	164,022	169,472	159,066	162,191

Total	$238,150	$250,867	$243,975	$253,704

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,038,566 and $1,068,142 at March 31, 2004 and December 31, 2003, respectively.

3. LOANS

Major classifications of loans are as follows:

	March 31, 2004	December 31, 2003
Commercial, financial and agricultural	$854,784	$859,913
Real estate:
Single-family residential	1,522,702	1,484,165
Commercial	1,032,575	1,001,458
Construction	259,235	225,526
Other	132,236	125,295
Installment	411,072	405,065

Total gross loans	$4,212,604	$4,101,422

The table above does not include loans held for sale of $233,659 and $181,186 at March 31, 2004 and December 31, 2003, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $133,531 and $128,690 at March 31, 2004 and December 31, 2003, respectively.

4. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on groups of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

A progression of the allowance for loan losses for the periods presented is summarized as follows:

	Three Months Ended
	March 31
	2004	2003
Balance at beginning of period	50,432	$47,387
Provision charged to expense	1,357	1,455

	51,789	48,842

Loans charged off	(1,762)	(2,256)
Less recoveries	447	399

Net Charge-offs	(1,315)	(1,857)

Balance at end of period	$50,474	$46,985

At March 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $23,608 (of which $6,555 was on a nonaccrual basis). Included in this amount is $7,282 of impaired loans for which the related allowance for loan losses is $1,869 and $16,326 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2003, the recorded investment in loans that were considered to be impaired was $21,070 (of which $7,523 was on a nonaccrual basis). Included in this amount were $7,899 of impaired loans for which the related allowance for loan losses was $1,596, and $13,171 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter ended March 31, 2004 and for the year ended December 31, 2003 was approximately $22,339 and $16,676, respectively.

For the quarters ended March 31, 2004 and 2003, United recognized interest income on the impaired loans of approximately $217 and $67, respectively, substantially all of which was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $310 and $146 for the quarters ended March 31, 2004 and 2003, respectively.

5. RISK ELEMENTS

Nonperforming assets include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. Loans are designated as nonaccrual when, in the opinion of management, the collection of principal and interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. Other real estate owned consists of property acquired through foreclosure and is stated at the lower of cost or fair value less estimated selling costs.

Nonperforming assets are summarized as follows:

	March 31,	December 31,
	2004	2003
Nonaccrual loans	$6,555	$7,523
Loans past due 90 days or more and still accruing interest	9,167	11,052

Total nonperforming loans	15,722	18,575
Other real estate owned	3,312	3,203

Total nonperforming assets	$19,034	$21,778

6. INTANGIBLE ASSETS

Total goodwill of $167,583 and $169,655 as of March 31, 2004 and December 31, 2003, respectively is comprised of goodwill recorded in United’s community banking segment.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($11,095)	$8,795

Goodwill not subject to amortization	$190,928	($23,345)	$167,583

	As of December 31, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($10,344)	$9,546

Goodwill not subject to amortization	$193,000	($23,345)	$169,655

United incurred amortization expense of $750 for the quarter ended March 31, 2004 related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2004	$2,724
2005	2,278
2006	1,871
2007	1,462
2008	834
Thereafter	377

7. SHORT-TERM BORROWINGS

United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $195,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United, through the parent company, has available funds of $40,000 to provide for general liquidity needs under a one year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At March 31, 2004, United had an outstanding balance under the line of credit of $6,000 at an interest rate of 1.81%.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. At of March 31, 2004, United Bank (VA) had an outstanding balance of $3,195 and had additional funding available of $1,805.

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a similar amount of single-family residential mortgage loans. At March 31, 2004, United had an unused borrowing amount of approximately $683,498 subject to delivery of collateral after certain trigger points.

8. LONG-TERM BORROWINGS

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At March 31, 2004, the fair value of the swap resulted in a $2.04 million liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment to FHLB borrowings on the balance sheet with no impact to earnings.

At March 31, 2004, $794,868 of FHLB advances with a weighted-average interest rate of 3.93% are scheduled to mature from one to twenty years. At March 31, 2004, the scheduled maturities of FHLB advances are as follows:

Year	Amount
2004	$288,633
2005	25,000
2006	2,050
2007	0
2008 and thereafter	479,185

Total	$794,868

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2004 and December 31, 2003, the outstanding balances of the Debentures were $89,823 and $89,954, respectively, and are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier 1 capital of United for regulatory purposes. The banking regulatory agencies have not issued any guidance, which would change the regulatory capital treatment for the Trust Preferred Securities based on the recently enacted accounting rules that required deconsolidation in United’s consolidated financial statements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $2,005,560 and $2,076,840 of loan commitments outstanding as of March 31, 2004 and December 31, 2003, respectively, the majority of which expire within one year.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to enter into the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to enter into the loan. At March 31, 2004 and December 31, 2003, United had commitments to originate $205,808 and $93,051 respectively, of mortgage loans to sell in the secondary market.

In March 2004, the SEC staff released Staff Accounting Bulletin 105 (SAB 105), which summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 must be applied to loan commitments entered into after March 31, 2004. As noted above, United enters into such commitments with borrowers as part of its mortgage banking operations, and sells the loans on a servicing released basis. SAB 105 specifies that the determination of the fair value of such commitments should not include any fees associated with servicing. United is currently assessing the impact of this guidance on its results of operations and financial position and there could be a one-time negative impact to mortgage banking revenue based on the movement of mortgage lending rates and the volume of commitments outstanding.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,778 and $4,286 as of March 31, 2004 and December 31, 2003, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $122,066 and $110,957 as of March 31, 2004 and December 31, 2003, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

			General
	Mortgage	Community	Corporate
	Banking	Banking	And Other*	Consolidated
March 31, 2004
Net interest income	$2,351	$50,102	$(351)	$52,102
Provision for loan losses	—	1,357	—	1,357
Net interest income after provision for loan losses	2,351	48,745	(351)	50,745
Noninterest income	6,494	13,432	131	20,057
Noninterest expense	7,672	30,063	(509)	37,226
Income before income taxes	1,173	32,114	289	33,576
Income tax expense	346	9,639	87	10,072
Net income	827	22,475	202	23,504
Average total assets	246,848	6,091,280	(102,776)	6,235,352
March 31, 2003
Net interest income	$4,368	$42,974	$287	$47,629
Provision for loan losses	—	1,455	—	1,455
Net interest income after provision for loan losses	4,368	41,519	287	46,174
Noninterest income	11,972	11,607	16	23,595
Noninterest expense	10,752	26,954	(141)	37,565
Income before income taxes	5,588	26,172	444	32,204
Income tax expense	1,504	8,024	133	9,661
Net income	4,084	18,148	311	22,543
Average total assets	515,965	5,244,352	(41,162)	5,719,155

* General corporate and other includes intercompany eliminations

11. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31
	2004	2003
Net Income	$23,504	$22,543
Other Comprehensive Income, Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	6,794	(2,735)
Less: Reclassification adjustment for gains included in net income	(464)	(563)
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	139	123

Total Comprehensive Income	$29,973	$19,368

12. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2004	2003
Basic
Net Income	$23,504	$22,543

Average common shares outstanding	43,680,837	41,891,007

Earnings per basic common share	$0.54	$0.54
Diluted
Net Income	$23,504	$22,543

Average common shares outstanding	43,680,837	41,891,007
Equivalents from stock options	577,747	464,222

Average diluted shares outstanding	44,258,584	42,355,229

Earnings per diluted common share	$0.53	$0.53

13. EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table shows the daily average balance of major categories of assets and liabilities for each of the three-month periods ended March 31, 2004 and March 31, 2003 with the interest rate earned or paid on such amount.

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$10,774	$76	2.81%	$135,604	$388	1.16%
Investment Securities:
Taxable	1,296,836	13,462	4.15%	1,108,496	13,877	5.01%
Tax-exempt (1) (2)	173,549	3,060	7.05%	186,581	3,291	7.05%

Total Securities	1,470,385	16,522	4.50%	1,295,077	17,168	5.30%
Loans, net of unearned income (1) (2) (3)	4,243,876	59,991	5.68%	3,976,883	62,234	6.32%
Allowance for loan losses	(50,423)			(47,508)

Net loans	4,193,453		5.75%	3,929,375		6.39%

Total earning assets	5,674,612	$76,589	5.42%	5,360,056	$79,790	6.00%

Other assets	560,740			359,099

TOTAL ASSETS	$6,235,352			$5,719,155

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,209,339	$10,907	1.37%	$3,175,138	$16,571	2.12%
Federal funds purchased, repurchase agreements and other short-term borrowings	657,879	1,579	0.97%	527,628	2,205	1.69%
FHLB advances and other long-term borrowings	853,195	9,486	4.47%	708,435	10,819	6.19%

Total Interest-Bearing Funds	4,720,413	21,972	1.87%	4,411,201	29,595	2.72%

Demand deposits	848,900			707,312
Accrued expenses and other liabilities	43,606			52,283

TOTAL LIABILITIES	5,612,919			5,170,796
SHAREHOLDERS’ EQUITY	622,433			548,359

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,235,352			$5,719,155

NET INTEREST INCOME		$54,617			$50,195

INTEREST SPREAD			3.55%			3.28%
NET INTEREST MARGIN			3.86%			3.76%

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

14. EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost included the following components:

	Three Months Ended
	March 31
(In thousands)	2004	2003
Service cost	$581	$476
Interest cost	706	656
Expected return on plan assets	(933)	(792)
Amortization of transition asset	(44)	(53)
Recognized net actuarial loss		3
Amortization of prior service cost	228	223

Net periodic pension cost	$538	$513

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%
Expected return on assets	9.00%	9.00%
Rate of compensation increase	3.25%	3.25%

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

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for loan losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on groups of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 5 to the unaudited consolidated financial statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL CONDITION

United’s total assets as of March 31, 2004 were $6.43 billion, an increase of $54.30 million from December 31, 2003. This slight increase was primarily the result of increases in portfolio loans, loans held for sale and other assets, which were virtually offset by a decrease in investment securities and cash and cash equivalents. The increase in total assets reflects corresponding increases in total liabilities of $43.75 million and shareholders’ equity of $10.55 million. The increase in total liabilities was due mainly to increases in short-term borrowings, FHLB advances, and other accrued expenses, partially offsetting these increases were decreases in deposits, while the increase in shareholders’ equity was due to an increase in retained earnings. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents decreased $70.41 million or 27.62%. Of this total decrease, cash and due from banks decreased $59.93 million, interest-bearing deposits with other banks decreased $7.24 million, and federal funds sold decreased $3.24 million. These declines were used to fund the increase in loans. During the first three months of 2004, net cash of $20.51 million was provided by financing activities, while $20.70 million and $70.22 million of net cash was used in operating and investing activities, respectively.

Securities

Total investment securities decreased $48.25 million since year-end 2003. This decrease was also used to fund the increase in loans. Securities available for sale decreased $42.43 million or 3.35%. This change reflects $174.49 million in sales, maturities and calls of securities, $117.79 million in purchases and an increase of $9.95 million in market value. Securities held to maturity decreased $5.83 million which is a 2.39% decline. This decrease was due largely to maturities and calls of securities within the portfolio during the first three months of 2004. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, are presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $52.47 million or 28.96% as loan originations in the secondary market exceeded loan sales during the first three months of 2004 due to a brief drop in long-term interest rates near the end of the first quarter. All portfolio loan categories increased during the first three months of 2004 as compared to year-end 2003. Commercial loans decreased $5.13 million, real estate loans increased $110.30 million and consumer loans increased $6.07 million as compared to year-end 2003. For a summary of major classifications of loans, see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $12.88 million or 8.97% since year-end 2003. During the first quarter of 2004, United purchased $13.22 million of bank-owned life insurance (BOLI) on a group of the company’s key officers. The purchase of BOLI represents a tax-advantaged financing strategy that permits the company to meet its increasing benefit liability obligations in a more cost-effective manner. The intent is not to formally fund benefits, but instead create an independent source of funds to recoup some of the benefit expenses. The policies earnings, including death proceeds, will be used to offset and recover a portion of the costs to carry the policies. Interest earned on the cash value is not subject to tax unless the policies are surrendered or borrowed against before the insured’s death.

Deposits

Total deposits at March 31, 2004 decreased $29.74 million or less than 1% since year-end 2003. In terms of composition, noninterest-bearing deposits decreased $10.53 million while interest-bearing deposits decreased $19.21 million from December 31, 2003. Short-term borrowings were used for funding instead of paying higher rates on deposits. A decrease in brokered deposits were responsible for $15.50 million of the decrease in interest-bearing deposits.

Borrowings

United’s total borrowed funds increased $70.40 million or 4.63% for the first three months of 2004. Most of the increase was due to securities sold under agreements to repurchase increasing $42.92 million or 7.82%, federal funds purchased increasing $14.00 million or 15.47% and FHLB borrowings increasing $26.65 million or 3.47%. Partially offsetting these increases was a decrease in other short-term borrowings of $13.04 million or 58.65%. For a further discussion of borrowings, see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $10.55 million or 1.71% from December 31, 2003 as United continued to balance capital adequacy and returns to shareholders. The increase in shareholders’ equity was due mainly to net retained earnings in excess of dividends of $12.59 million for the first quarter of 2004. Since year-end, United has experienced an increase of $6.33 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. Treasury stock has increased $2.12 million since year-end 2003. During the first quarter of 2004, 310,627 shares were repurchased under a plan announced by United in May of 2003, whereunder, up to 1.65 million shares of its common stock may be purchased on the open market. Since the plan’s implementation, 718,730 shares have been repurchased.

RESULTS OF OPERATIONS

Overview

Net income for the first quarter of 2004 was $23.50 million or $0.53 per diluted share compared to $22.54 million or $0.53 per diluted share for the first quarter of 2003. This represents a 4.26% increase in net income while earnings per share was flat. United’s annualized return on average assets was 1.52% and return on average shareholders’ equity was 15.19% for the first quarter of 2004 as compared to 1.60% and 16.67% for the first quarter of 2003.

The net interest margin for the first quarter 2004 was 3.86%, a 10 basis points increase from the 3.76% net interest margin for the first quarter of 2003. Tax-equivalent net interest income increased $4.42 million or 8.81% for the first three months of 2004 as compared to the same period for 2003. For the quarters ended March 31, 2004 and 2003, the provision for loan losses was $1.36 million and $1.46 million, respectively. Noninterest income decreased $3.54 million or 14.99% for the first three months of 2004 when compared to the first three months of 2003. Noninterest expenses decreased $339 thousand or less than 1.00% for the first three months of 2004 compared to the same period in 2003. United’s effective tax rate was 30.00% for both the first quarter of 2004 and 2003.

Net Interest Income

Tax-equivalent net interest income for the first quarter of 2004 was $54.6 million, an increase of $4.4 million or 9% from the first quarter of 2003. The net interest margin for the first quarter 2004 was 3.86%, a 10 basis points increase over the first quarter of 2003’s net interest margin of 3.76%. The margin improvement in 2004 resulted from increase in average earning assets and lower funding costs. Average earning assets increased $314.6 million or 6% from the first quarter of 2003 primarily due to the Sequoia Bancshares acquisition that was consummated on October 10, 2003. The average cost of funds for the first quarter of 2004 decreased 85 basis points from the first quarter of 2003 due mainly to lower interest rates.

During the fourth quarter of 2003, United prepaid $156.5 million of Federal Home Loan Bank (FHLB) long-term advances with a weighted-average interest rate of 6.18%. The early repayment of these advances has resulted in an immediate positive impact on the net interest margin. Tax-equivalent net interest income for the first quarter of 2004 increased $1.6 million or 3% from the fourth quarter of 2003. The net interest margin of 3.86% for the first quarter of 2004 was also an increase of 10 basis points from a net interest margin of 3.76% for the fourth quarter of 2003 due mainly to the savings in funding costs resulting from the prepayment of these FHLB advances. For the first quarter of 2004, interest expense on FHLB advances declined $1.2 million or 13% from the fourth quarter of 2003 resulting in a decrease of 82 basis points in the cost of these funds. In addition, tax-equivalent interest income on portfolio loans increased $962 thousand or 2% for the first quarter of 2004 as average portfolio loans grew $124.8 million or 3% from the fourth quarter of 2003.

Provision for Loan Losses

United’s credit quality continues to be sound, comparing favorably to peer averages despite sluggish economic conditions. At March 31, 2004, nonperforming loans were $15.7 million or 0.37% of loans, net of unearned income, which compares to $16.6 million or 0.47% and $18.6 million or 0.45% of loans, net of unearned income at March 31, 2003 and December 31, 2003, respectively.

At March 31, 2004, impaired loans were $23.61 million, which was an increase of $2.54 million from the $21.07 million in impaired loans at December 31, 2003. For further details, see Note 4 to the unaudited consolidated financial statements.

At March 31, 2004, the allowance for loan losses was $50.47 million, compared to $50.43 million at December 31, 2003. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.20% and 1.23% at March 31, 2004 and December 31, 2003, respectively. The ratio of the allowance for loan losses to nonperforming loans was 321.0% and 271.5% at March 31, 2004 and December 31, 2003, respectively.

For the quarters ended March 31, 2004 and 2003, the provision for loan losses was $1.36 million and $1.46 million, respectively. Total net charge-offs were $1.32 million in the first three months of 2004 and $1.86 million during the same time period in 2003, which represented 0.13% of average portfolio loans for March 31, 2004 and 0.21% for March 31, 2003. Note 4 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United’s formal company-wide process at March 31, 2004 produced decreased allocations in all of the four loan categories. The components of the allowance allocated to commercial loans decreased $332 thousand as a result of adjustments primarily made to account for changes in historical loss factors. The consumer loan pool allocation decreased $199 thousand as a result of changes in historical loss factors. The real estate construction loan pool allocation decreased $521 thousand due to changes in loan volume. The components of the allowance allocated to real estate loans decreased $628 thousand as a result of changes in historical loss factors.

Management believes that the allowance for loan losses of $50.47 million at March 31, 2004 is adequate to provide for probable losses on existing loans based on information currently available.

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

Other Income

Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. As expected, noninterest income for the first quarter of 2004 decreased $3.54 million or 14.99% and $3.22 million or 13.84% for the first quarter of 2004 when compared to the first and fourth quarters of 2003, respectively, due to increases in long-term interest rates that began during the third quarter of 2003 which reduced the volume of mortgage banking activities. Offsetting a portion of the decrease in mortgage banking income from the first quarter of 2003 was income of $1.2 million from bank owned life insurance policies as United has added approximately $60 million of insurance since March 31, 2003.

Income from mortgage banking operations decreased $5.52 million or 46.13% for the first three months of 2004 as compared to the same period in 2003. Sales of mortgage loans were $595.96 million for the first quarter of 2004 as compared to $1.12 billion for the first quarter of 2003, a decrease of 46.99%. On a linked-quarter basis, mortgage banking income decreased $3.38 million or 34.41%. Mortgage loans sold in the secondary market during the first quarter of 2004 decreased $233.25 million or 28.13% from the fourth quarter of 2003 while loans originated for sale declined $59.20 million or 8.37% during the same time period.

Fees from deposit services increased $575 thousand or 7.08% for the first quarter of 2004 as compared to the first quarter of 2003 but decreased $444 thousand or 4.86% when compared to the fourth quarter of 2003. Fees from trust and brokerage services of $2.57 million for the first quarter of 2004 increased $295 thousand or 12.97% from the first quarter of 2003 and increased $309 thousand or 13.67% from the fourth quarter of 2003.

United realized a net gain of $714 thousand from security transactions in the first quarter of 2004 as compared to a net gain of $866 thousand in the first quarter of 2003 and net loss of $89 thousand in the fourth quarter of 2003.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense decreased $339 thousand or less than 1.00% for the quarter compared to the prior year’s first quarter while decreasing $20.07 million or 35.03% compared to the linked quarter. Noninterest expense for the fourth quarter of 2003 included payment penalties of approximately $16.7 million as a result of the early repayment of certain FHLB advances.

Total salaries and benefits decreased by 7.84% or $1.70 million for the first quarter of 2004 when compared to the same period of 2003. On a linked quarter basis, salaries and benefits decreased 9.27% or $2.04 million from the fourth quarter of 2003. The lower level of salaries and benefits for the first quarter of 2004 were primarily due to decreased employee salaries and benefits related to the decreased volume at the mortgage banking operations.

Net occupancy expense for the first quarter of 2004 increased $386 thousand or 11.64% compared to the first quarter of 2003 due mainly to additional operating expenses related to the additional branches acquired in the Sequoia acquisition on October 11, 2003. On a linked-quarter basis, net occupancy increased $229 thousand or 6.59% from the fourth quarter of 2003.

Other expense increased $970 thousand or 7.69% for the first quarter of 2004 when compared to the previous year quarter due to an increased level of general operating expenses resulting from the branches acquired in the Sequoia acquisition. On a linked quarter basis, other expense decreased $18.26 million or 57.34%. Other expense for the fourth quarter of 2003 included prepayment penalties of approximately $16.7 million as a result of the previously mentioned early prepayment of certain FHLB advances.

Income Taxes

For the first three months of 2004, income taxes were $10.07 million compared to $9.66 million for the first three months of 2003, which represented an increase of $411 thousand or 4.25%. For the quarters ended March 31, 2004 and 2003, United’s effective tax rates were 30.00%.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2004 and December 31, 2003:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	March 31, 2004	December 31, 2003
+100	3.29%	3.00%
-100	-0.33%	-1.60%

At March 31, 2004, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.29% over one year as compared to an increase of 3.00% at December 31, 2003. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.33% over one year at March 31, 2004 as compared to a decrease of 1.60% at December 31, 2003. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

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

Key economic assumptions used in measuring the fair value of the retained interests at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
Weighted average life (in years)	2.5	2.7
Prepayment speed assumption (annual rate)	15.19% -30.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	3.67%-9.80%	4.03%-9.80%

At March 31, 2004 and December 31, 2003, the retained interests approximated $13 million and $16 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	March 31,	December 31,
	2004	2003
Total principal amount of loans	$36,757	$41,763
Principal amount of loans 60 days or more past due	427	865
Year to date average balances	39,655	54,965
Year to date net credit losses	306	2,931

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

For the three months ended March 31, 2004, cash of $20.70 million was used in operations by United primarily as a result of $49.69 million of excess originations of mortgage loans in the secondary market over sales. During the same period, net cash of $70.22 million was used in investing activities which was primarily due to $56.70 million of excess purchases over net proceeds from calls and maturities of investment securities as well as the purchase of $13 million of bank-owned life insurance and loan growth of $112.72 million. During the first three months of 2004, financing activities, provided net cash of $20.51 million primarily due to an increase in short-term borrowings of $81.93 million as deposits declined $28.88 million. Uses of cash for financing activities included payments of $10.93 million and $9.50 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $70.41 million for the first quarter of 2004.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.39% at March 31, 2004 and 11.61% at December 31, 2003, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.18% and 8.44%, respectively, at March 31, 2004, are also well above regulatory minimum requirements.

Total shareholders’ equity was $625.74 million, which was up $10.55 million from December 31, 2003. United’s equity to assets ratio was 9.72% at March 31, 2004, as compared to 9.64% at December 31, 2003.

The primary capital ratio, capital and reserves to total assets and reserves, was 10.43% at March 31, 2004, as compared to 10.35% at December 31, 2003. United’s average equity to average asset ratio was 9.98% at March 31, 2004 and 9.59% at March 31, 2003.

During the first quarter of 2004, United’s Board of Directors declared a cash dividend of $0.25 per share. Total cash dividends declared were approximately $10.92 million for the first quarter of 2004, an increase of 4.70% over the first quarter of 2003. The year 2004 is expected to be the 31st consecutive year of dividend increases to United shareholders.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2004 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The table below includes certain information regarding United’s purchase of United common shares during the quarterly period ended March 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan (1)
1/01 – 1/31/2004	100,191	$30.71	100,191	1,141,471
2/01 – 2/29/2004	95,141	$30.45	95,141	1,046,330
3/01 – 3/31/2004	115,295	$30.49	115,295	931,035

Total	310,627	$30.55	310,627	931,035

(1) United announced a stock repurchase plan in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market. The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

(10)	Material Contracts

Supplemental Executive Retirement Agreements

     On October 1, 2003, United entered into Supplemental Retirement Agreements with the named executive officers, Kendal E. Carson, James J. Consagra, Jr., James B. Hayhurst, Jr., and Steven E. Wilson to encourage them to remain an employee of United. The SERP for Messrs. James B. Hayhurst, Jr. and Steven E. Wilson ensures that each of these participating executive officers, when retiring at age 65 or later, receives a level of retirement benefits, without regard to years of service, equal to 70% of the executive officer’s total base salary projected to be in effect at age 65 and is updated each January 1 by United. At the time one of these participating executive officers retires, the benefit the participant is entitled to through the SERP is calculated, and then funds from the following sources are deducted to determine the amount, if any, of the payment due under the SERP (i) the benefit under the Pension Plan; (ii) Social Security benefits payable; and (iii) any benefits under United’s Savings and Stock Investment Plan. The annual benefit will be paid monthly for a period of fifteen years. The executive may retire early at the age specified in the SERP and receive a benefit equal to 60% of the executives final pay based on the same provisions set forth above. The SERP for Messrs. Kendal E. Carson and James J. Consagra, Jr. ensures that each of these participating executive officers, will receive, at the age set forth in the SERP, an annual benefit equal to $100,000, paid in monthly installments for a period of 15 years. If the executive retires or leaves employment early, the executive will receive an accrual benefit set forth in a Schedule to the SERP, subject to a ten (10) year vesting schedule. This early termination benefit will be paid monthly for a period of fifteen (15) years.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(32)	Section 1350 Certifications

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(b)	Reports on Form 8-K

On April 20, 2004, United Bankshares, Inc. filed a Current Report under Items 7 and 12 to report the results of operations for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: May 7, 2004	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: May 7, 2004	/s/ Steven E. Wilson

Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10	Supplemental Retirement Contracts with Kendal E. Carson and James J. Consagra, Jr.

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer