Form 10-Q/A
period 2004-03-31
UNITED BANKSHARES INC/WV
filed 2004-05-27
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

FORM 10-Q/A

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q/A

TABLE OF CONTENTS–Continued

Explanatory Note:

United Bankshares, Inc. is amending its Form 10-Q filed on May 7, 2004 for the quarter ended March 31, 2004 to correct errors in Note 2 to the Consolidated Financial Statements captioned “Investment Securities” in Item 1 of Part I of the original report. In the securities available for sale table as of March 31, 2004, dollar amounts for the line items “Marketable equity securities” and “Other” securities were inadvertently transposed. In addition, marketable equity securities with an amortized cost and estimated fair value of $5,553 were erroneously included in other securities as of March 31, 2004. The amounts shown in these two line items in Note 2 to the Consolidated Financial Statements are now appropriately reflected in this Form 10-Q/A. All dollar amounts in this report are reported in thousands of dollars, except per share amounts. For the convenience of the reader, United is refiling the entire Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way except as described above.

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

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31	December 31
	2004	2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$157,303	$217,229
Interest-bearing deposits with other banks	25,040	32,280
Federal funds sold	2,192	5,432

Total cash and cash equivalents	184,535	254,941
Securities available for sale at estimated fair value (amortized cost-$1,199,191 at March 31, 2004 and $1,251,357 at December 31, 2003)	1,224,206	1,266,635
Securities held to maturity (estimated fair value-$250,867 at March 31, 2004 and $253,704 at December 31, 2003)	238,150	243,975
Loans held for sale	233,659	181,186
Loans	4,212,604	4,101,422
Less: Unearned income	(5,747)	(5,403)

Loans net of unearned income	4,206,857	4,096,019
Less: Allowance for loan losses	(50,474)	(50,432)

Net loans	4,156,383	4,045,587
Bank premises and equipment	45,395	46,354
Goodwill	167,583	169,655
Accrued interest receivable	26,935	27,098
Other assets	156,450	143,568

TOTAL ASSETS	$6,433,296	$6,378,999

Liabilities
Deposits:
Noninterest-bearing	$926,978	$937,512
Interest-bearing	3,225,653	3,244,860

Total deposits	4,152,631	4,182,372
Borrowings:
Federal funds purchased	104,545	90,540
Securities sold under agreements to repurchase	592,083	549,163
Other short-term borrowings	9,195	22,239
Federal Home Loan Bank borrowings	794,868	768,220
Other long-term borrowings	89,823	89,954
Accrued expenses and other liabilities	64,410	61,320

TOTAL LIABILITIES	5,807,555	5,763,808
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued- 44,320,832 at March 31, 2004 and December 31, 2003, including 693,628 and 631,232 shares in treasury at March 31, 2004 and December 31, 2003, respectively	110,802	110,802
Surplus	104,210	110,592
Retained earnings	418,447	405,859
Accumulated other comprehensive income	12,981	6,512
Treasury stock, at cost	(20,699)	(18,574)

TOTAL SHAREHOLDERS’ EQUITY	625,741	615,191

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,433,296	$6,378,999

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

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method under the provisions of FASB Statement No. 123 “Accounting for Stock Based Compensation”:

	Three Months Ended
	March 31,
	2004	2003
Net Income, as reported	$23,504	$22,543
Less pro forma expense related to options granted, net of tax	(254)	(211)

Pro forma net income	$23,250	$22,332

Pro forma net income per share:
Basic – as reported	$0.54	$0.54
Basic – pro forma	$0.53	$0.53
Diluted – as reported	$0.53	$0.53
Diluted – pro forma	$0.53	$0.53

2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	March 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,720	$93		$17,813
State and political subdivisions	66,054	3,369	$10	69,413
Mortgage-backed securities	927,214	17,380	1,808	942,786
Marketable equity securities	13,216	1,643	78	14,781
Other	174,987	4,873	447	179,413

Total	$1,199,191	$27,358	$2,343	$1,224,206

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,681	$158	$3	$32,836
State and political subdivisions	70,532	3,008	120	73,420
Mortgage-backed securities	954,567	13,978	5,565	962,980
Marketable equity securities	12,843	1,503	101	14,245
Other	180,734	3,549	1,129	183,154

Total	$1,251,357	$22,196	$6,918	$1,266,635

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

3. LOANS

Major classifications of loans are as follows:

	March 31,	December 31,
	2004	2003
Commercial, financial and agricultural	$854,784	$859,913
Real estate:
Single-family residential	1,522,702	1,484,165
Commercial	1,032,575	1,001,458
Construction	259,235	225,526
Other	132,236	125,295
Installment	411,072	405,065

Total gross loans	$4,212,604	$4,101,422

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

Shareholders’ Equity

Shareholders’ equity increased $10.55 million or 1.71% from December 31, 2003 as United continued to balance capital adequacy and returns to shareholders. The increase in shareholders’ equity was due mainly to net retained earnings in excess of dividends of $12.59 million for the first quarter of 2004. Since year-end,United has experienced an increase of $6.33 million, net of deferred income taxes, in the fair value of its available for sale investment portfolio. Treasury stock has increased $2.12 million since year-end 2003. During the first quarter of 2004, 310,627 shares were repurchased under a plan announced by United in May of 2003, whereunder, up to 1.65 million shares of its common stock may be purchased on the open market. Since the plan’s implementation, 718,730 shares have been repurchased.

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

UNITED BANKSHARES, INC.

(Registrant)

Date: May 27, 2004	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: May 27, 2004	/s/ Steven E. Wilson

Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Supplemental Retirement Contracts with Kendal E. Carson and James J. Consagra, Jr.
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer