Form 10-Q
period 2004-06-30
UNITED BANKSHARES INC/WV
filed 2004-08-09
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004

Or

[  ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period _______

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

Class — Common Stock, $2.50 Par Value; 43,368,976 shares outstanding as of July 30, 2004.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2004 and December 31, 2003, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and six months ended June 30, 2004 and 2003, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2004, the related condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	June 30	December 31
	2004	2003
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$150,450	$211,406
Interest-bearing deposits with other banks	62,178	32,280
Federal funds sold	5,500	5,432

Total cash and cash equivalents	218,128	249,118
Securities available for sale at estimated fair value (amortized cost-$1,177,689 at June 30, 2004 and $1,251,357 at December 31, 2003)	1,172,897	1,266,635
Securities held to maturity (estimated fair value-$237,101 at June 30, 2004 and $253,704 at December 31, 2003)	234,208	243,975
Loans held for sale	2,074	1,687
Loans	4,184,413	3,960,637
Less: Unearned income	(6,241)	(5,403)

Loans net of unearned income	4,178,172	3,955,234
Less: Allowance for loan losses	(50,379)	(50,309)

Net loans	4,127,793	3,904,925
Bank premises and equipment	42,520	44,102
Goodwill	167,283	169,655
Accrued interest receivable	25,749	26,679
Other assets	160,875	137,883
Assets related to discontinued operations	371,275	334,340

TOTAL ASSETS	$6,522,802	$6,378,999

Liabilities
Deposits:
Noninterest-bearing	$880,176	$893,627
Interest-bearing	3,393,672	3,244,860

Total deposits	4,273,848	4,138,487
Borrowings:
Federal funds purchased	46,970	90,540
Securities sold under agreements to repurchase	599,179	549,163
Other short-term borrowings	4,248	22,239
Federal Home Loan Bank borrowings	474,950	519,709
Other long-term borrowings	89,693	89,954
Accrued expenses and other liabilities	59,022	52,962
Liabilities related to discontinued operations	362,791	300,754

TOTAL LIABILITIES	5,910,701	5,763,808
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at June 30, 2004 and December 31, 2003, including 890,309 and 631,232 shares in treasury at June 30, 2004 and December 31, 2003, respectively	110,802	110,802
Surplus	102,559	110,592
Retained earnings	431,794	405,859
Accumulated other comprehensive income	(6,271)	6,512
Treasury stock, at cost	(26,783)	(18,574)

TOTAL SHAREHOLDERS’ EQUITY	612,101	615,191

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,522,802	$6,378,999

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income
Interest and fees on loans	$55,227	$50,520	$110,786	$105,688
Interest on federal funds sold and other short-term investments	108	213	184	600
Interest and dividends on securities:
Taxable	13,523	12,727	26,985	26,604
Tax-exempt	2,102	2,196	4,156	4,475

Total interest income	70,960	65,656	142,111	137,367
Interest expense
Interest on deposits	11,284	13,507	22,191	30,078
Interest on short-term borrowings	691	(1,847)	1,698	(798)
Interest on long-term borrowings	9,740	10,967	19,226	21,786

Total interest expense	21,715	22,627	43,115	51,066

Net interest income	49,245	43,029	98,996	86,301
Provision for loan losses	539	2,296	1,896	3,751

Net interest income after provision for loan losses	48,706	40,733	97,100	82,550
Other income
Income from mortgage banking operations	242	723	410	1,495
Service charges, commissions, and fees	9,056	8,291	17,539	15,941
Fees from trust and brokerage services	2,663	2,462	5,233	4,737
Security gains (losses)	106	931	820	1,797
Other income	1,634	1,188	3,262	1,549

Total other income	13,701	13,595	27,264	25,519
Other expense
Salaries and employee benefits	14,562	13,468	28,673	26,310
Net occupancy expense	3,033	2,840	6,246	5,728
Other expense	11,878	11,329	24,178	22,484

Total other expense	29,473	27,637	59,097	54,522

Income from continuing operations before income taxes	32,934	26,691	65,267	53,547
Income taxes	10,477	8,114	20,203	16,271

Income from continuing operations	22,457	18,577	45,064	37,276
Income from discontinued operations before income taxes	2,445	5,889	3,688	11,236
Income taxes	688	1,661	1,034	3,164

Income from Discontinued Operations	1,757	4,228	2,654	8,072

Net income	$24,214	$22,805	$47,718	$45,348

Earnings per common share from continuing operations:
Basic	$0.52	$0.45	$1.03	$0.89

Diluted	$0.51	$0.44	$1.02	$0.88

Earnings per common share from discontinued operations:
Basic	$0.04	$0.10	$0.06	$0.19

Diluted	$0.04	$0.10	$0.06	$0.19

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Earnings per common share:
Basic	$0.56	$0.55	$1.09	$1.08

Diluted	$0.55	$0.54	$1.08	$1.07
Dividends per common share	$0.25	$0.25	$0.50	$0.50

Average outstanding shares:
Basic	43,511,510	41,597,646	43,595,898	41,752,969
Diluted	44,005,011	42,067,728	44,131,285	42,220,476

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2004
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders'
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2004	44,320,832	$110,802	$110,592	$405,859	$6,512	($18,574)	$615,191
Comprehensive income (loss):
Net income	–	–	–	47,718	–	–	47,718
Other comprehensive income (loss), net of tax:
Unrealized loss on securities of $12,510 net of reclassification adjustment for gains included in net income of $533	–	–	–	–	(13,043)	–	(13,043)
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	–	–	–	–	260	–	260

Total comprehensive income							34,935
Purchase of treasury stock (629,534 shares)	–	–	–	–	–	(19,238)	(19,238)
Cash dividends ($0.50 per share)	–	–	–	(21,783)	–	–	(21,783)
Common stock options exercised (370,457 shares)	–	–	(8,033)	–	–	11,029	2,996

Balance at June 30, 2004	44,320,832	$110,802	$102,559	$431,794	($6,271)	($26,783)	$612,101

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended
	June 30
	2004	2003
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF CONTINUED OPERATIONS	$(7,471)	$88,768
INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	12,834	5,356
Purchases of investment securities	(2,645)
Proceeds from sales of securities available for sale	214,146	58,189
Proceeds from maturities and calls of securities available for sale	189,293	622,339
Purchases of securities available for sale	(304,228)	(717,642)
Purchase of bank-owned life insurance	(13,826)	(30,000)
Net purchases of bank premises and equipment	(1,813)	(1,931)
Net change in loans	(221,804)	53,483

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(128,043)	(10,206)

FINANCING ACTIVITIES
Cash dividends paid	(21,831)	(20,952)
Acquisition of treasury stock	(19,238)	(18,488)
Proceeds from exercise of stock options	2,996	1,247
Repayment of Federal Home Loan Bank borrowings	(44,000)	(203)
Proceeds from Federal Home Loan Bank borrowings		50,000
Changes in:
Deposits	174,783	(48,881)
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	11,124	(39,079)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS	103,834	(76,356)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	345	(754)

(Decrease) Increase in cash and cash equivalents	(31,335)	1,452
Cash and cash equivalents at beginning of year, continuing operations	249,118	171,300
Cash and cash equivalents at beginning of year, discontinued operations	5,823	4,063

Cash and cash equivalents at end of period	$223,606	$176,815

Cash and cash equivalents at end of period, continuing operations	218,128	170,992
Cash and cash equivalents at end of period, discontinued operations	5,478	5,823

Cash and cash equivalents at end of period	$223,606	$176,815

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 have not been audited. The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in United’s 2003 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2003 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

     The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method under the provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income, as reported	$24,214	$22,805	$47,718	$45,348
Less pro forma expense related to options granted, net of tax	(248)	(211)	(503)	(422)

Pro forma net income	$23,966	$22,594	$47,215	$44,926

Pro forma net income per share:
Basic – as reported	$0.56	$0.55	$1.09	$1.09
Basic – pro forma	$0.55	$0.54	$1.08	$1.08
Diluted – as reported	$0.55	$0.54	$1.08	$1.07
Diluted – pro forma	$0.54	$0.54	$1.07	$1.06

2. DIVESTURES, MERGERS & ACQUISITIONS

On July 7, 2004, United closed the sale of its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (“Mason Mortgage”) to Cardinal Financial Corporation (“Cardinal”) of McLean, Virginia for an amount equivalent to Mason Mortgage’s tangible net worth plus cash of $17 million in exchange for all of the outstanding membership interests in Mason Mortgage. The discussion of United’s second quarter and first half results is presented on a consolidated basis, which combines the results of continuing and discontinuing operations. Mason Mortgage, which was previously reported as a separate segment, is presented as discontinued operations for all periods presented.

The following table lists the assets and liabilities of Mason Mortgage included in the June 30, 2004, and December 31, 2003 consolidated balance sheets as assets and liabilities related to discontinued operations that were sold on July 7, 2004:

	June 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$5,478	$5,823
Loans held for sale	215,898	179,499
Net loans	138,690	140,662
Premises and equipment, net	2,289	2,252
Interest Receivable	441	419
Other Assets	8,480	5,685

Total Assets	$371,275	$334,340
Liabilities:
Long term borrowings	$271,754	$248,511
Accrued expenses and other liabilities	91,037	52,243

Total Liabilities	$362,791	$300,754

Statements of Income for Discontinued Operations

	Three Months Ended		Six Months Ended
	June	June	June	June
	2004	2003	2004	2003
Interest and fees on loans	$3,927	$8,605	$6,850	$14,118
Interest expense	971	3,940	1,543	5,096

Net interest income	2,956	4,665	5,307	9,022
Other income:
Service Charges, commissions, and fees	351	653	565	1,124
Income from Mortgage Banking
Operations	8,899	13,544	15,179	24,744

Total other income	9,250	14,197	15,744	25,868

Other expense:
Salaries and employee benefits expense	7,749	10,721	13,574	19,510
Net occupancy expense	496	424	985	852
Other expense	1,516	1,828	2,804	3,292

Total other expense	9,761	12,973	17,363	23,654

Income from discontinued operations before income taxes	2,445	5,889	3,688	11,236
Income taxes	688	1,661	1,034	3,164

Income from discontinued operations	$1,757	$4,228	$2,654	$8,072

The cash proceeds arising from the transaction as well as monies received from Mason Mortgage to repay amounts borrowed from United were used to prepay certain Federal Home Loan Bank (FHLB) long-term advances in the amount of approximately $132.5 million with a weighted average interest rate of 6.25%. The prepayment of these borrowings in July of 2004 will result in a pre-tax charge of approximately $16 million to be recognized in the third quarter of 2004, but will lower annual interest expense paid by approximately $8.3 million.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	June 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$46,521		$144	$46,377
State and political subdivisions	65,472	$1,118	605	65,985
Mortgage-backed securities	871,749	7,952	15,198	864,503
Marketable equity securities	13,080	1,301	90	14,291
Other	180,867	2,073	1,199	181,741

Total	$1,177,689	$12,444	$17,236	$1,172,897

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,681	$158	$3	$32,836
State and political subdivisions	70,532	3,008	120	73,420
Mortgage-backed securities	954,567	13,978	5,565	962,980
Marketable equity securities	12,843	1,503	101	14,245
Other	180,734	3,549	1,129	183,154

Total	$1,251,357	$22,196	$6,918	$1,266,635

At June 30, 2004, the cumulative net unrealized loss, net of deferred income taxes on available for sale securities resulted in a decrease of $3,114 in shareholders equity as compared to a cumulative net unrealized gain, net of deferred income taxes, of $9,930 at December 31, 2003 which increased shareholders equity.

Management does not believe any individual unrealized loss as of June 30, 2004 represents other than temporary impairment. The unrealized losses on the mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. United has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, United believes the value is attributable to changes in market interest rates and not credit quality of the issuer.

The amortized cost and estimated fair value of securities available for sale at June 30, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities are included below based upon an estimated average life.

	June 30, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$38,482	$38,477	$9,561	$9,563
Due after one year through five years	25,693	30,135	36,424	41,535
Due after five years through ten years	212,833	210,244	193,802	195,623
Due after ten years	887,601	879,750	998,727	1,005,669
Marketable equity securities	13,080	14,291	12,843	14,245

Total	$1,177,689	$1,172,897	$1,251,357	$1,266,635

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,933	$561		$12,494
State and political subdivisions	74,185	1,761	$277	75,669
Mortgage-backed securities	799	46		845
Other	147,291	5,144	4,342	148,093

Total	$234,208	$7,512	$4,619	$237,101

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,978	$1,164		$13,142
State and political subdivisions	80,607	3,718	$2	84,323
Mortgage-backed securities	1,056	68		1,124
Other	150,334	8,673	3,892	155,115

Total	$243,975	$13,623	$3,894	$253,704

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities are included below based upon an estimated average life. There were no sales of held to maturity securities.

	June 30, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,981	$4,055	$6,229	$6,290
Due after one year through five years	39,976	42,226	32,329	34,700
Due after five years through ten years	26,554	28,280	46,351	50,523
Due after ten years	163,697	162,540	159,066	162,191

Total	$234,208	$237,101	$243,975	$253,704

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $988,422 and $1,068,142 at June 30, 2004 and December 31, 2003, respectively.

4. LOANS

Major classifications of loans are as follows:

	June 30,	December 31,
	2004	2003
Commercial, financial and agricultural	$802,173	$791,219
Real estate:
Single-family residential	1,582,052	1,463,774
Commercial	1,012,087	1,001,458
Construction	250,162	173,826
Other	116,735	125,295
Installment	421,204	405,065

Total gross loans	$4,184,413	$3,960,637

The table above does not include loans held for sale of $2,074 and $1,687 at June 30, 2004 and December 31, 2003, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $138,796 and $128,690 at June 30, 2004 and December 31, 2003, respectively.

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

A progression of the allowance for loan losses for the periods presented is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Balance at beginning of period	$50,474	$46,985	$50,432	$47,387
Provision charged to expense	539	2,296	1,896	3,751

	51,013	49,281	52,328	51,138
Loans charged-off	(1,076)	(2,737)	(2,838)	(4,993)
Less: Recoveries	565	300	1,012	699

Net Charge-offs	(511)	(2,437)	(1,826)	(4,294)

Balance at end of period	$50,502	$46,844	$50,502	$46,844

Less Balance, discontinued operations	(123)	(123)	(123)	(123)

Balance, continued operations	$50,379	$46,721	$50,379	$46,721

At June 30, 2004, the recorded investment in loans that are considered to be impaired was $20,347 (of which $6,966 was on a nonaccrual basis). Included in this amount is $5,863 of impaired loans for which the related allowance for loan losses is $1,594 and $14,484 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2003, the recorded investment in loans that were considered to be impaired was $21,070 (of which $7,523 was on a nonaccrual basis). Included in this amount was $7,899 of impaired loans for which the related allowance for loan losses was $1,596, and $13,171 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter and year to date ending June 30, 2004 was $21,977 and $22,158, respectively and for the quarter and year ending June, 2003 was $14,626, and $13,234, respectively.

For the quarters ended June 30, 2004 and 2003, United recognized interest income on impaired loans of approximately $67 and $184, respectively. For the six months ended June 30, 2004 and 2003, United recognized interest income on the impaired loans of approximately $254 and $251, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $156 and $318 for the quarters ended June 30, 2004 and 2003, respectively, and $465 and $464 for the six months ended June 30, 2004 and 2003, respectively.

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

Nonperforming assets are summarized as follows:

	June 30,	December 31,
	2004	2003
Nonaccrual loans	$6,966	$7,523
Loans past due 90 days or more and still accruing interest	9,843	11,052

Total nonperforming loans	16,809	18,575
Other real estate owned	3,599	3,203

Total nonperforming assets	$20,408	$21,778

7. INTANGIBLE ASSETS

Total goodwill of $167,283 and $169,655 as of June 30, 2004 and December 31, 2003, respectively, is comprised of goodwill recorded in United’s community banking segment.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($11,778)	$8,112

Goodwill not subject to amortization	$190,628	($23,345)	$167,283

	As of December 31, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($10,344)	$9,546

Goodwill not subject to amortization	$193,000	($23,345)	$169,655

United incurred amortization expense of $683 and $1,433 for the quarter and six months ended June 30, 2004, respectively, and $424 and $857 for the quarter and six months ended June 30, 2003, respectively related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2004	$2,724
2005	2,278
2006	1,871
2007	1,462
2008	834
Thereafter	377

8. SHORT-TERM BORROWINGS

United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $195,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United, through the parent company, has available funds of $40,000 to provide for general liquidity needs under a one year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At June 30, 2004, United had $1,000 outstanding under the line of credit at an interest rate of 2.12%.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. At of June 30, 2004, United Bank (VA) had an outstanding balance of $3,247 and had additional funding available of $1,753.

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2004, United had an unused borrowing amount of approximately $1,145 available subject to delivery of collateral after certain trigger points.

9. LONG-TERM BORROWINGS

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At June 30, 2004, the fair value of the swap resulted in a $6.46 million liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment to FHLB borrowings on the balance sheet with no impact to earnings.

At June 30, 2004, $746,704 of FHLB advances with a weighted-average interest rate of 4.83% are scheduled to mature from one to twenty years. Included in this amount is the FHLB borrowings incurred as result of funding mortgage loans for discontinued operations of $271,754. At June 30, 2004, the scheduled maturities of FHLB advances are as follows:

Year	Amount
2004	$145,056
2005	125,000
2006	2,000
2007	0
2008 and thereafter	474,648
Less: Amounts to fund discontinued operations	(271,754)

Total	$474,950

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2004 and December 31, 2003, the outstanding balances of the Debentures were $89,693 and $89,954 respectively, and are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier 1 capital of United for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the recently enacted accounting rules that required deconsolidation in United’s consolidated financial statements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $2,063,883 and $2,076,840 of loan commitments outstanding as of June 30, 2004 and December 31, 2003, respectively, the majority of which expire within one year.

United is required to recognize its commitments with borrowers (interest rate lock commitments) and investors (best efforts commitments) on loans originated for sale in its mortgage banking operations. These commitments are entered into with the borrower and investor to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. These derivatives are accounted for by recognizing the fair value of the contracts and commitments on the balance sheet as either a freestanding asset or liability. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to enter into the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to enter into the loan. At June 30, 2004 and December 31, 2003, United had commitments to originate $161,496 and $93,051, respectively, of mortgage loans to sell in the secondary market. These commitments are associated with the now discontinued mortgage banking operations.

In March 2004, the SEC staff released Staff Accounting Bulleting 105 (SAB 105), which summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. United applied SAB 105 to loan commitments entered into after March 31, 2004 as required.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,504 and $4,286 as of June 30, 2004 and December 31, 2003, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $124,940 and $110,957 as of June 30, 2004 and December 31, 2003, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

11. LINE OF BUSINESS REPORTING

Prior to June 30, 2004, United operated in two segments: mortgage banking and community banking. United had a wholly-owned subsidiary, Mason Mortgage and reported its financial position and results of operations on a consolidated basis. On July 7, 2004, United completed the sale of Mason Mortgage to Cardinal Financial Corporation. The business related to Mason Mortgage is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from United’s continuing operations for all periods presented in this document.

12. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net Income	$24,214	$22,805	$47,718	$45,348
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	(19,304)	1,902	(12,510)	(833)
Less:
Reclassification adjustment for (gains) losses included in net income	(69)	(605)	(533)	(1,168)
Amortization on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	121	124	260	247

Total Comprehensive Income	$4,962	$24,226	$34,935	$$43,594

13. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share)	2004	2003	2004	2003
Income from Continuing Operations	$22,457	$18,577	$45,064	$37,276
Income from Discontinued Operations	1,757	4,228	2,654	8,072

Net Income	$24,214	$22,805	$47,718	$45,438
Basic
Income from Continuing Operations	$0.52	$0.45	$1.03	$0.90
Income from Discontinued Operations	0.04	0.10	0.06	0.19

Net Income	$0.56	$0.55	$1.09	$1.09

Average common shares outstanding	43,511,510	41,597,646	43,595,898	41,752,969

Diluted
Income from Continuing Operations	$0.51	$0.44	$1.02	$0.88
Income from Discontinued Operations	0.04	0.10	0.06	0.19

Net Income	$0.55	$0.54	$1.08	$1.07

Average common shares outstanding	43,511,510	41,597,646	43,595,898	41,752,969
Equivalents from stock options	493,501	470,082	535,387	467,507

Average diluted shares outstanding	44,005,011	42,067,728	44,131,285	42,220,476

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

Net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Service cost	$580	$481	$1,162	$958
Interest cost	706	663	1,411	1,318
Expected return on plan assets	(933)	(801)	(1,867)	(1,593)
Amortization of transition asset	(44)	(53)	(87)	(106)
Recognized net actuarial loss		3		5
Amortization of prior service cost	229	227	457	449

Net periodic pension cost	$538	$518	$1,076	$1,031
Weighted-Average Assumptions:
Discount rate	6.25%	7.00%	6.25%	7.00%
Expected return on assets	9.00%	9.50%	9.00%	9.50%
Rate of compensation increase	3.25%	3.00%	3.25%	3.00%

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

FINANCIAL CONDITION

United’s total assets as of June 30, 2004 were $6.52 billion, up $143.80 million or 2.25% from year-end 2003 primarily the result of increases in loans held for sale, portfolio loans and other assets. Partially offsetting these increases were decreases in securities and cash and due from banks. The increase in total assets is reflected in a corresponding increase in total liabilities of $146.89 million. Shareholders’ equity decreased $3.09 million from year-end 2003. The increase in total liabilities was due mainly to increases in deposits, and accrued expenses while the decrease in shareholders’ equity was due to cash dividends, a decline in the mark-to-market adjustment on available for sale securities, the purchase of treasury shares and stock options being redeemed. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents decreased $30.99 million comparing June 30, 2004 to year-end 2003. Of this total decrease, cash and due from banks decreased $60.96 million while interest-bearing deposits with other banks increased $29.90 million. During the first half of 2004, net cash of $128.04 million was used in investing activities, and $7.47 million was used in operating activities of continuing operations, respectively. Discontinued operations provided $345 thousand of cash during the same period. Net cash of $103.83 million was provided by financing activities of continuing operations.

Securities

Total investment securities decreased $103.51 million since year-end 2003. Securities available for sale decreased $93.74 million or 7.40%. This change reflects $403.44 million in sales, maturities and calls of securities, $304.23 million in purchases and a decrease of $12.78 million in market value. Securities held to maturity decreased $9.77 million which was a decrease of 4.00%. This decrease was due largely to maturities and calls of securities within the portfolio during the first six months of 2004. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale in continuing operations increased $387 thousand or 22.94% as loan originations in the secondary market exceeded loan sales during the first six months of 2004. Portfolio loans, net of unearned income, increased $222.94 million or 5.64%. The increase in portfolio loans was primarily attributable to increases in installment loans and single-family residential loans of $16.14 million and $118.28 million, respectively. Also commercial and commercial real estate loans increased by $10.95 million and $10.63 million, respectively. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $22.99 million or 16.67% since year-end 2003. In the first half of 2004, United purchased $14 million of bank-owned life insurance (BOLI). The purchase of BOLI represents a tax-advantaged financing strategy that permits the company to meet its increasing benefit liability obligations in a more cost-effective manner. The intent is to create an independent source of funds to recoup some of the benefit expenses. The policies earnings, including death proceeds, will be used to offset and recover a portion of the costs to carry the policies. Interest earned on the cash value is not subject to tax unless the policies are surrendered or borrowed against before the insured’s death.

Deposits

Total deposits at June 30, 2004 increased $135.36 million or 3.27% since year-end 2003. In terms of composition, noninterest-bearing deposits decreased $13.45 million and interest-bearing deposits increased $148.81 million from December 31, 2003.

Borrowings

United’s total borrowed funds from continuing and discontinued operations decreased $33.32 million for the first six months of 2004. Since year-end 2003, federal fund purchased and other short-term borrowings decreased $43.57 million or 48.12% and $17.99 million or 80.90%, respectively, while securities sold under agreements to repurchase increased $50.02 million or 9.11%. FHLB borrowings decreased $21.52 million or 8.61%. For a further discussion of borrowings, including amounts to fund discontinued operations see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity decreased $3.09 million or less than 1% from December 31, 2003 as United continued to balance capital adequacy and returns to shareholders. The slight decrease in shareholders’ equity was due mainly to a decrease of $12.78 million, net of deferred income taxes in the fair value of its available for sale investment portfolio. Treasury stock has decreased $8.21 million since year-end 2003 as treasury share repurchases exceeded stock option redemptions during the first half of 2004. During the first six months of 2004, 629,534 shares were repurchased under a plan announced by United in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market. Since the plan’s implementation, 1,037,969 shares have been repurchased.

RESULTS OF OPERATIONS

Overview

On July 7, 2004, United consummated the previously announced sale of its wholly-owned mortgage banking subsidiary, George Mason Mortgage, LLC (“Mason Mortgage”) to Cardinal Financial Corporation (“Cardinal”) of McLean, Virginia. The results of operations for Mason Mortgage are reported as income from discontinued operations. In the sale transaction, United received cash proceeds from Cardinal of $17 million and will recognize a net gain on the transaction of approximately $16 million in the third quarter of 2004. The cash proceeds arising from the transaction as well as monies received from Mason Mortgage to repay amounts borrowed from United were used to prepay certain Federal Home Loan Bank (FHLB) long-term advances in the third quarter of 2004. United incurred prepayment penalties of $16.00 million in the repayment. Management felt that it had achieved the best from its mortgage-banking segment during an extended period of historically low interest rates and believed it was in the best interests of United to sell its mortgage-banking subsidiary at this time because of the widely predicted increase in interest rates. United will continue to be involved in retail mortgage banking through its banking subsidiaries, but not on a wholesale basis. The following detailed discussion of United’s second quarter and first half results is presented on a consolidated basis, which combines the results of continuing and discontinuing operations.

Net income for the first half of 2004 was $47.72 million or $1.08 per diluted share compared to $45.35 million or $1.07 per share for the first half of 2003. This represents a 5.23% increase in net income. Net income for the second quarter of 2004 was $24.21 million, an increase of 6.18% from the $22.81 million reported for the prior year second quarter. Second quarter 2004 earnings were $0.55 per diluted share, as compared to the $0.54 per share reported for the second quarter of 2003. United’s annualized return on average assets for the first six months of 2004 was 1.51% and return on average shareholders’ equity was 15.38% as compared to 1.63% and 16.67% for the first six months of 2003.

The net interest margin was 3.82% for the first six months of 2004 compared to 3.79% for the first six months of 2003. Tax-equivalent net interest income increased $13.47 million or 14.76% for the first six months of 2004 as compared to the same period for 2003. The net interest margin for the second quarter 2004 was 3.77%, a 6 basis points decrease from the 3.83% net interest margin for the second quarter of 2003. Tax-equivalent net interest income increased $7.05 million or 15.49% for the second quarter of 2004 as compared to the same period for 2003. The provision for loan losses was $1.89 million for the first six months of 2004 as compared to $3.75 million for the first six months of 2003. For the quarters ended June 30, 2004 and 2003, the provision for loan losses was $539 thousand and $2.30 million, respectively. Noninterest income was $27.26 million for the first six months of 2004, up $1.74 million or 6.84% when compared to the first six months of 2003. For the second quarter of 2004, noninterest income was $13.70 million, an increase of $106 thousand or less than 1.00% from the second quarter of 2003. Noninterest expenses increased $4.58 million or 8.39% for the first half of 2004 compared to the same period in 2003. For the second quarter of 2004, noninterest expenses increased $1.84 million or 6.64% from the second quarter of 2003. United’s effective tax rate was 30.80% and 30.00% for the first half of 2004 and 2003, and 31.56% and 30.00% for the second quarter of 2004 and 2003, respectively.

Net Interest Income

Increased net interest income was the leading contributor to the earnings growth for the second quarter and first half of 2004 from last year’s results. Tax-equivalent net interest income increased $5.34 million or 10.65% and $9.76 million or 9.73% for the second quarter and first six months of 2004, respectively, when compared to the same periods of 2003. United’s tax-equivalent net interest margin was 3.77% and 3.82% for the second quarter and first half of 2004, respectively, compared to 3.83% and 3.79% for the same time periods in 2003, respectively.

For the second quarter of 2004, United’s yield on average earning assets declined 54 basis points as the yield on average securities and loans declined 27 and 63 basis points, respectively, from the second quarter of 2003. United’s cost of average interest-bearing funds declined 62 basis points from the second quarter of 2003; however, that decrease was not enough to offset the aforementioned decline in the yield on average earning assets. On a linked quarter basis, net interest income remained relatively stable at $49.25 million while the net interest margin decreased 9 basis points from 3.86% in the first quarter of 2004.

For the first six months of 2004, United’s yield on average earning assets declined 56 basis points as the yield on average securities and loans declined 56 and 64 basis points, respectively, from the first six months of 2003. United’s cost of average interest-bearing funds declined 74 basis points from the first half of 2003; however, that decrease was not enough to offset the aforementioned decline in the yield on average earning assets.

Tables 1 and 2 present average balances, taxable equivalent interest income, interest expenses, and yields earned or paid on these assets and liabilities for the three-month and six-month periods ending June 30, 2004 and 2003, respectively. The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

Table 1

The following table shows the daily average balance of major categories of assets and liabilities for each of the three-month periods ended June 30, 2004 and June 30, 2003 with the interest rate earned or paid on such amount.

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased Under agreements to resell and other short-term investments	$39,676	$110	1,12%	$48,474	$215	1.78%
Investment Securities:
Taxable	1,279,143	13,523	4.25%	1,133,519	12,727	4.50%
Tax-exempt (1) (2)	177,424	3,053	6.92%	186,360	3,217	6.92%

Total Securities	1,456,567	16,576	4.58%	1,319,879	15,944	4.85%
Loans, net of unearned income (1) (2) (3)	4,448,055	61,490	5.55%	3,923,887	60,558	6.18%
Allowance for loan losses	(50,592)			(46,591)

Net loans	4,397,463		5.61%	3,877,296		6.26%

Total earning assets	5,893,706	$78,176	5.32%	5,245,649	$76,717	5.86%

Other assets	540,369			357,219	—	—

TOTAL ASSETS	$6,434,075			$5,602,868

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,291,816	$11,284	1.38%	$3,056,808	$13,507	1.77%
Federal funds purchased, repurchase agreements and other short-term borrowings	717,184	1,662	0.93%	502,444	2,093	1.67%
FHLB advances and other long-term borrowings	862,126	9,740	4.54%	715,815	10,967	6.15%

Total Interest-Bearing Funds	4,871,126	22,686	1.87%	4,275,067	26,567	2.49%

Demand deposits	882,023			727,948
Accrued expenses and other liabilities	47,684			51,001

TOTAL LIABILITIES	5,800,833			5,054,016
SHAREHOLDERS’ EQUITY	633,242			548,852

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,434,075			$5,602,868

NET INTEREST INCOME		$55,490			$50,150

INTEREST SPREAD			3.45%			3.37%
NET INTEREST MARGIN			3.77%			3.83%

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

Table 2

     The following table shows the daily average balance of major categories of assets and liabilities for each of the six-month periods ended June 30, 2004 and June 30, 2003 with the interest rate earned or paid on such amount.

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$25,225	$186	1.48%	$91,798	$603	1.32%
Investment Securities:
Taxable	1,287,990	26,985	4.21%	1,121,077	26,604	4.79%
Tax-exempt (1)(2)	175,486	6,113	7.00%	186,470	6,508	7.04%

Total Securities	1,463,476	33,098	4.55%	1,307,547	33,112	5.11%
Loans, net of unearned income (1) (2) (3)	4,345,966	121,480	5.61%	3,950,239	122,792	6.25%
Allowance for loan losses	(50,507)			(47,047)

Net loans	4,295,459		5.68%	3,903,192		6.33%

Total earning assets	5,784,160	$154,764	5.37%	5,302,537	$156,507	5.93%

Other assets	550,561			358,502

TOTAL ASSETS	$6,334,721			$5,661,039

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,250,578	$22,191	1.37%	$3,115,646	$30,078	1.95%
Federal funds purchased, repurchase agreements and other short-term borrowings	687,532	3,241	0.95%	514,966	4,298	1.68%
FHLB advances and other long-term borrowings	857,660	19,226	4.51%	712,145	21,786	6.17%

Total Interest-Bearing Funds	4,795,770	44,658	1.87%	4,342,757	56,162	2.61%

Demand deposits	865,462			717,687
Accrued expenses and other liabilities	45,646			51,929

TOTAL LIABILITIES	5,706,878			5,112,373
SHAREHOLDERS’ EQUITY	627,843			548,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,334,721			$5,661,039

NET INTEREST INCOME		$110,106			$100,345

INTEREST SPREAD			3.50%			3.32%
NET INTEREST MARGIN			3.82%			3.79%

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

Provision for Loan Losses

Credit quality continues to compare favorably against peer group averages. Nonperforming loans were $16.81 million or 0.40% of loans, net of unearned income at June 30, 2004 as compared to $18.58 million or 0.46% of loans, net of unearned income, at December 31, 2003. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $6.97 million and $9.84 million, respectively at June 30, 2004 as compared to $7.52 million and $11.05 million, respectively at year-end 2003. Total nonperforming assets of $20.41 million, including OREO of $3.60 million at June 30, 2004, represented 0.31% of total assets at the end of the second quarter. For a summary of nonperforming assets, see Note 6 to the unaudited consolidated financial statements.

At June 30, 2004, impaired loans were $20.35 million, which was a decrease of $72 thousand from the $21.07 million in impaired loans at December 31, 2003. For further details, see Note 5 to the unaudited consolidated financial statements.

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

At June 30, 2004, the allowance for loan losses was $50.38 million, compared to $50.31 million at December 31, 2003. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.21% at June 30, 2004 and 1.27% of net loans at December 31, 2003. The ratio of the allowance for loan losses to nonperforming loans was 299.71% and 270.84% at June 30, 2004 and December 31, 2003, respectively.

For the quarters ended June 30, 2004 and 2003, the provision for loan losses was $539 thousand and $2.30 million, respectively, while the provision for the first six months was $1.90 million for 2004 as compared to $3.75 million for 2003. The changes in the provision are directionally consistent with the loan quality and the results of management’s evaluation. Net charge-offs were $511 thousand for the second quarter of 2004 as compared to net charge-offs of $2.44 million for the previous year quarter, which represented 0.01% and 0.07% of average loans for the respective quarters. Net charge-offs for the first half of 2004 were $1.83 million as compared to $4.29 million for the first half of 2003. Note 5 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for loan losses.

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

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for loan losses provides for risk arising in part from, but not limited to, declines in credit quality resulting from sudden economic or industry shifts and changing economic trends. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates. United’s formal company-wide process at June 30, 2004 produced decreased allocations in all of the four loan categories. The components of the allowance allocated to commercial loans decreased $1.9 million as a result of adjustments primarily made to account for changes in historical loss factors. The consumer loan pool allocation decreased $423 thousand as a result of changes in historical loss factors. The real estate construction loan pool allocation decreased $56 thousand due to small changes in loan volume and historical loss factors. The components of the allowance allocated to real estate loans decreased $1.1 million as a result of changes in historical loss factors.

Management believes that the allowance for loan losses of $50.38 million at June 30, 2004 is adequate to provide for probable losses on existing loans based on information currently available.

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

Other Income

Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income, excluding security transactions, increased $931 thousand or 7.35% and $2.72 million or 11.47% for the second quarter and first half of 2004, respectively, when compared to the second quarter and first half of 2003. On a linked-quarter basis, noninterest income, excluding security transactions, for the second quarter of 2004 increased $746 thousand or 5.81% from the first quarter of 2004.

Mortgage loans sold in the secondary market during the second quarter of 2004 decreased $219.7 million or 18% from the second quarter of 2003, while loan originations decreased $306.0 million or 23% when compared to the second quarter of 2003. For the first six months of 2004, mortgage loans sold in the secondary market decreased $747.9 million or 32%, while loan originations also decreased $680.6 million or

29% from the first six months of 2003. On a linked-quarter basis, noninterest income for the second quarter of 2004 increased $2.9 million or 14% from the first quarter of 2004 due to increased revenue from mortgage banking operations as long-term interest rates temporarily fell late in the first quarter.

Income from deposit services increased $765 thousand or 9.28% for the second quarter of 2004 when compared to the second quarter of 2003 while increasing $1.60 million or 10.02% for the first half of 2004 when compared to the first half of 2003.

Total noninterest income, including security transactions, increased $106 thousand or less than 1.00% and $1.74 million or 6.84% for the second quarter and first half of 2004, respectively, when compared to the second quarter and first half of 2003. Increases in the fees from trust and brokerage services for the second quarter and first half of 2004 were $201 thousand or 8.16% and $496 thousand or 10.47% when compared to the same periods of 2003.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expenses increased $1.84 million or 6.64% and $4.57 million or 8.39% for the quarter and six months ended June 30, 2004, as compared to the same periods in 2003.

Total salaries and benefits increased by 8.12% or $1.09 million and 8.98% or $2.36 million for the second quarter and first six months of 2004 when compared to the same periods of 2003. The increase was due mainly to higher sales activity in the mortgage banking segment as compensation and incentives for its personnel are significantly tied to activity levels. On a linked quarter basis, salaries and benefits were up 3.20% or $451 thousand from the first quarter of 2004.

Net occupancy expense for the second quarter of 2004 increased $193 thousand or 6.80% when compared to the second quarter of 2003. Net occupancy expense for the first half of 2004 increased $518 thousand or 9.04%, when compared to the first half of 2003. The increase in occupancy expense can be attributed to the additional branches acquired in the Sequoia acquisition. On a linked-quarter basis, net occupancy declined $180 thousand or 6.50 % from the first quarter of 2004.

Other expenses increased $549 thousand or 4.85% and $1.69 million or 7.53% for the second quarter and first six months of 2004, respectively, as compared to the same periods of 2003 due to an increased level of general operating expenses resulting from the branches acquired in the Sequoia acquisition. On a linked quarter basis, other expense decreased $422 thousand or 3.43%.

Income Taxes

For the second quarter of 2004, income taxes were $11.17 million as compared to $9.77 million for the second quarter of 2003. For the quarters ended June 30, 2004 and 2003, United’s effective tax rates were 31.56% and 30.00%, respectively. For the first half of 2004 and 2003, income taxes were $21.24 million and $19.43 million, respectively. United’s effective tax rates were 30.80% and 30.00% during those respective time periods.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2004 and December 31, 2003:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	June 30, 2004	December 31, 2003
+100	3.05%	3.00%
-100	0.45%	-1.60%

At June 30, 2004, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.05% over one year as compared to an increase of 3.00% at December 31, 2003. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.45% over one year at June 30, 2004 as compared to a decrease of 1.60% at December 31, 2003. This analysis does not include the potential increased refinanced activities, which should lessen the negative impact on net income from falling rates. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

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

Key economic assumptions used in measuring the fair value of the retained interests at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Weighted average life (in years)	2.3	2.7
Prepayment speed assumption (annual rate)	15.19% - 30.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	5.05% - 10.31%	4.03% - 9.80%

At June 30, 2004 and December 31, 2003, the retained interests approximated $9 million and $16 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	June 30,
	2004	December 31, 2003
Total principal amount of loans	$32,197	$41,761
Principal amount of loans 60 days or more past due	415	865
Year to date average balances	36,979	54,965
Year to date net credit losses	729	2,931

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

For the six months ended June 30, 2004, cash of $7.47 million was used in continuing operations by United, cash of $345 thousand was provided by discontinued operations and net cash of $128.04 million was used in investing activities, which was primarily due to $221.80 million of portfolio loan growth as well as the purchase of $14 million of bank-owned life insurance. During the first half of 2004, financing activities, primarily due to an increase in deposits of $174.78 million, provided net cash of $103.83 million. Uses of cash for financing activities included repayment of approximately $44.00 million in short-term borrowings and payments of $21.83 million and $19.24 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was a decrease in cash and cash equivalents of $31.33 million for the first six months of 2004.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.30% at June 30, 2004 and 11.61% at December 31, 2003, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.11% and 8.28%, respectively, at June 30, 2004, are also well above regulatory minimum requirements.

Total shareholders’ equity was $612.10 million, a decrease of $3.09 million or less than 1% from December 31, 2003. United’s equity to assets ratio was 9.84% at June 30, 2004, as compared to 9.64% at December 31, 2003. The primary capital ratio, capital and reserves to total assets and reserves, was 9.64% at June 30, 2004, as compared to 10.35% at December 31, 2003. United’s average equity to average asset ratio was 9.64% and 9.80% for the quarters ended June 30, 2004 and 2003, respectively.

During the second quarter of 2004, United’s Board of Directors declared a cash dividend of $0.25 per share. Cash dividends were $0.50 per common share for the first half of 2004. Total cash dividends declared were approximately $10.87 million for the second quarter of 2004 and $21.78 million for the first six months of 2004, an increase of 4.77% and 4.73% over the comparable periods of 2003. The year 2004 is expected to be the 31st consecutive year of dividend increases to United shareholders.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The table below includes certain information regarding United’s purchase of United common shares during the quarterly period ended June 30, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan (1)
1/01 – 1/31/2004	100,191	$30.71	508,626	1,141,471
2/01 – 2/29/2004	95,141	$30.45	603,767	1,046,330
3/01 – 3/31/2004	115,295	$30.49	719,062	931,035
4/01 – 4/30/2004	105,096	$30.35	824,158	825,939
5/01 – 5/31/2004	100,118	$30.04	927,276	725,821
6/01 – 6/30/2004	113,693	$31.26	1,037,969	612,128

Total	629,534	$30.55

(1) United announced a stock repurchase plan in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market. The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on Monday, May 17, 2004.

(b)	Not applicable as to election of directors because; i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

(c)	One proposal was voted upon at the annual meeting, the election of eighteen (18) persons to serve as directors of United for a one-year term expiring at the 2005 Annual Meeting. The results of the voting were as follows:

	Votes For	Votes Withheld
Richard M. Adams	36,593,718	682,899
Robert G. Astorg	36,326,655	949,962
Thomas J. Blair, III	36,806,137	396,401
Harry L. Buch	36,589,739	681,032
W. Gaston Caperton, III	31,479,641	6,102,293
Lawrence K. Doll	36,836,945	439,672
H. Smoot Fahlgren	31,814,565	5,462,051
Theodore J. Georgelas	36,825,599	451,018
F. T. Graff, Jr.	31,051,126	6,225,491
Russell L. Isaacs	36,304,503	972,114
John M. McMahon	36,861,794	414,823
J. Paul McNamara	36,819,721	456,896
G. Ogden Nutting	36,535,925	740,692
William C. Pitt, III	36,811,962	464,656
I. N. Smith, Jr.	36,541,027	735,590
James G. Tardiff	36,816,932	459,685
Mary K. Weddle	36,849,608	427,009
P. Clinton Winter, Jr.	36,374,944	901,673

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

     (b) Reports on Form 8-K

On June 4, 2004, United Bankshares, Inc. filed a Current Report under Item 11 and furnished under Item 7 to report the notice to executives and directors of United regarding the temporary suspension of trading related to a blackout period under the registrant’s employee benefit plans.

On June 9, 2004, United Bankshares, Inc. filed a Current Report under Items 5 and furnished under Item 7 to report it had entered into a definitive agreement to sell its wholly-owned mortgage banking subsidiary, George Mason Mortgage, LLC (“Mason Mortgage”) to Cardinal Financial Corporation (“Cardinal”) of McLean, Virginia. United also announced plans to prepay certain long-term debt with the cash proceeds arising from the Mason Mortgage transaction as well as from monies received from Mason Mortgage to repay amounts borrowed from United.

On July 20, 2004, United Bankshares, Inc. filed a Current Report under Item 9 and furnished under Item 7 to report the results of operations for the second quarter and first half of 2004. The information was provided pursuant to Item 12 in accordance with the guidance provided in SEC Release Nos. 33-8216 and 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.

(Registrant)

Date: August 9, 2004	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: August 9, 2004	/s/ Steven E. Wilson

Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer