Form 10-Q
period 2004-09-30
UNITED BANKSHARES INC/WV
filed 2004-11-09
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004
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

Class – Common Stock, $2.50 Par Value; 43,126,716 shares outstanding as of October 31, 2004.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS—Continued

Page
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 5. Other Information	42
Item 6. Exhibits and Reports on Form 8-K	42
Signatures	43
Exhibits	44
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2004 and December 31, 2003, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and nine months ended September 30, 2004 and 2003, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2004, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	September 30	December 31
(Dollars in thousands, except par value)	2004	2003
Assets
Cash and due from banks	$147,605	$211,406
Interest-bearing deposits with other banks	12,505	32,280
Federal funds sold	3,450	5,432

Total cash and cash equivalents	163,560	249,118
Securities available for sale at estimated fair value (amortized cost-$1,256,662 at September 30, 2004 and $1,251,357 at December 31, 2003)	1,272,347	1,266,635
Securities held to maturity (estimated fair value-$243,930 at September 30, 2004 and $253,704 at December 31, 2003)	233,416	243,975
Loans held for sale	1,410	1,687
Loans	4,274,397	3,960,637
Less: Unearned income	(6,183)	(5,403)

Loans net of unearned income	4,268,214	3,955,234
Less: Allowance for loan losses	(45,219)	(41,578)

Net loans	4,222,995	3,913,656
Bank premises and equipment	42,207	44,102
Goodwill	166,971	169,655
Accrued interest receivable	26,073	26,679
Other assets	160,672	137,883
Assets related to discontinued operations	—	334,340

TOTAL ASSETS	$6,289,651	$6,387,730

Liabilities
Deposits:
Noninterest-bearing	$890,911	$893,627
Interest-bearing	3,414,149	3,244,860

Total deposits	4,305,060	4,138,487
Borrowings:
Federal funds purchased	58,350	90,540
Securities sold under agreements to repurchase	628,568	549,163
Other short-term borrowings	3,907	22,239
Federal Home Loan Bank borrowings	511,603	519,709
Other long-term borrowings	89,563	89,954
Allowance for lending-related commitments	6,256	9,731
Accrued expenses and other liabilities	55,772	51,962
Liabilities related to discontinued operations	—	300,754

TOTAL LIABILITIES	5,659,079	5,772,539
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at September 30, 2004 and December 31, 2003, including 1,100,284 and 631,232 shares in treasury at September 30, 2004 and December 31, 2003, respectively	110,802	110,802
Surplus	101,051	110,592
Retained earnings	445,446	405,859
Accumulated other comprehensive income	7,161	6,512
Treasury stock, at cost	(33,888)	(18,574)

TOTAL SHAREHOLDERS’ EQUITY	630,572	615,191

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,289,651	$6,387,730

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income
Interest and fees on loans	$57,727	$50,759	$168,513	$156,447
Interest on federal funds sold and other short-term investments	168	161	352	761
Interest and dividends on securities:
Taxable	13,804	11,331	40,789	37,935
Tax-exempt	2,094	2,090	6,250	6,565

Total interest income	73,793	64,341	215,904	201,708
Interest expense
Interest on deposits	12,312	11,994	34,503	42,072
Interest on short-term borrowings	1,534	1,535	4,775	5,833
Interest on long-term borrowings	7,778	8,060	25,461	24,750

Total interest expense	21,624	21,589	64,739	72,655

Net interest income	52,169	42,752	151,165	129,053
Provision for credit losses	1,296	2,222	3,192	5,973

Net interest income after provision for credit losses	50,873	40,530	147,973	123,080
Other income
Income from mortgage banking operations	148	820	558	2,315
Service charges, commissions, and fees	8,867	8,412	26,406	24,353
Fees from trust and brokerage services	2,837	2,389	8,070	7,126
Security gains	275	122	1,095	1,919
Other income	1,737	1,366	4,999	2,915

Total other income	13,864	13,109	41,128	38,628
Other expense
Salaries and employee benefits	15,328	14,273	43,614	40,583
Net occupancy expense	3,026	2,560	9,272	8,288
Prepayment penalties on FHLB advances	16,006	—	16,006	—
Other expense	11,892	10,720	36,457	33,204

Total other expense	46,252	27,553	105,349	82,075

Income from continuing operations before income taxes	18,485	26,086	83,752	79,633
Income taxes	5,734	7,950	25,937	24,221

Income from continuing operations	12,751	18,136	57,815	55,412
Gain on sale of discontinued operations	17,000	—	17,000	—
Other operating income	92	6,657	3,780	17,893

Income from discontinued operations before income taxes	17,092	6,657	20,780	17,893
Income taxes	5,299	1,873	6,333	5,037

Income from discontinued operations	11,793	4,784	14,447	12,856

Net income	$24,544	$22,920	$72,262	$68,268

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Earnings per common share from continuing operations:
Basic	$0.29	$0.43	$1.33	$1.33

Diluted	$0.29	$0.43	$1.31	$1.32

Earnings per common share from discontinued operations:
Basic	$0.27	$0.12	$0.33	$0.31

Diluted	$0.27	$0.12	$0.33	$0.30

Earnings per common share:
Basic	$0.56	$0.55	$1.66	$1.64

Diluted	$0.56	$0.55	$1.64	$1.62

Dividends per common share	$0.26	$0.25	$0.76	$0.75

Average outstanding shares:
Basic	43,319,414	41,328,476	43,503,066	41,615,354
Diluted	43,858,149	41,823,011	44,043,491	42,091,262

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2004

	Common Stock				Accumulated Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2004	44,320,832	$110,802	$110,592	$405,859	$6,512	($18,574)	$615,191
Comprehensive income:
Net income	–	–	–	72,262	–	–	72,262
Other comprehensive income, net of tax:
Unrealized gain on securities of $977 net of reclassification adjustment for gains included in net income of $712	–	–	–	–	265	–	265
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	–	–	–	–	384	–	384

Total comprehensive income							72,911
Purchase of treasury stock (946,863 shares)	–	–	–	–	–	(29,621)	(29,621)
Cash dividends ($0.76 per share)	–	–	–	(32,675)	–	–	(32,675)
Common stock options exercised (477,811 shares)	–	–	(9,541)	–	–	14,307	4,766

Balance at September 30, 2004	44,320,832	$110,802	$101,051	$445,446	$7,161	($33,888)	$630,572

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended
	September 30
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUED OPERATIONS	$60,280	$63,593
INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	15,051	8,174
Purchases of investment securities	(3,952)	—
Proceeds from sales of securities available for sale	233,244	113,060
Proceeds from maturities and calls of securities available for sale	259,100	1,091,558
Purchases of securities available for sale	(501,878)	(1,217,477)
Net purchases of bank-owned life insurance	(11,809)	(70,000)
Net purchases of bank premises and equipment	(2,301)	(1,156)
Net change in loans	(314,004)	(2,630)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(326,549)	(78,471)

FINANCING ACTIVITIES
Cash dividends paid	(32,712)	(31,100)
Acquisition of treasury stock	(29,621)	(28,114)
Proceeds from exercise of stock options	4,766	2,186
Repayment of long-term Federal Home Loan Bank borrowings	(246,297)	(283)
Proceeds from long-term Federal Home Loan Bank borrowings	140,000	105,479
Changes in:
Deposits	169,148	(116,535)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	127,394	157,429

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	132,678	89,062

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	42,210	11,396

(Decrease) Increase in cash and cash equivalents	(91,381)	85,580
Cash and cash equivalents at beginning of year, continuing operations	249,118	171,300
Cash and cash equivalents at beginning of year, discontinued operations	5,823	4,063

Cash and cash equivalents at beginning of year	254,941	175,363
Cash and cash equivalents at end of period, continuing operations	$163,560	$251,493
Cash and cash equivalents at end of period, discontinued operations	—	9,450

Cash and cash equivalents at end of period	$163,560	$260,943

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

The following pro forma disclosures present United’s net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options under the fair value method under the provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income, as reported	$24,544	$22,920	$72,262	$68,268
Less pro forma expense related to options granted, net of tax	(250)	(211)	(753)	(632)

Pro forma net income	$24,294	$22,709	$71,509	$67,636

Pro forma net income per share:
Basic – as reported	$0.56	$0.55	$1.66	$1.64
Basic – pro forma	$0.56	$0.55	$1.64	$1.63
Diluted – as reported	$0.56	$0.55	$1.64	$1.62
Diluted – pro forma	$0.55	$0.54	$1.62	$1.61

2. DIVESTURES, MERGERS & ACQUISITIONS

On July 7, 2004, United closed the sale of its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage) to Cardinal Financial Corporation (Cardinal) of McLean, Virginia for an amount equivalent to Mason Mortgage’s tangible net worth plus cash of $17 million in exchange for all of the outstanding membership interests in Mason Mortgage. Mason Mortgage, which was previously reported as a separate segment, is presented as discontinued operations for all periods presented.

The following table lists the assets and liabilities of Mason Mortgage included in the December 31, 2003 consolidated balance sheets as assets and liabilities related to discontinued operations that were sold on July 7, 2004:

December 31, 2003
Assets:
Cash and cash equivalents	$5,823
Loans held for sale	179,499
Net loans	140,662
Premises and equipment, net	2,252
Interest Receivable	419
Other Assets	5,685

Total Assets	$334,340
Liabilities:
Long term borrowings	$248,511
Accrued expenses and other liabilities	52,243

Total Liabilities	$300,754

Statements of Income for Discontinued Operations

	Three Months Ended		Nine Months Ended
	September	September	September	September
	2004	2003	2004	2003
Interest and fees on loans	—	$7,640	$6,850	$21,758
Interest expense	—	2,870	1,543	7,966

Net interest income	—	4,770	5,307	13,792
Other income:
Service charges, commissions, and fees	—	526	565	1,650
Gain on sale of discontinued operations	$17,000	—	17,000	—
Income from mortgage banking operations	92	15,014	15,271	39,758

Total other income	17,092	15,540	32,836	41,408

Other expense:
Salaries and employee benefits expense	—	11,234	13,574	30,744
Net occupancy expense	—	479	985	1,331
Other noninterest expense	—	1,940	2,804	5,232

Total other expense	—	13,653	17,363	37,307

Income from discontinued operations before income taxes	17,092	6,657	20,780	17,893
Income taxes	5,299	1,873	6,333	5,037

Income from discontinued operations	$11,793	$4,784	$14,447	$12,856

The cash proceeds arising from the sale transaction as well as monies received from Mason Mortgage to repay amounts borrowed from United were used to prepay certain Federal Home Loan Bank (FHLB) long-term advances in the amount of approximately $132.5 million with a weighted average interest rate of 6.25%. The prepayment of these borrowings resulted in a pre-tax charge of $16.0 million recognized in continuing operations in the third quarter of 2004. United expects the prepayment of these borrowings to lower annual interest expense paid by approximately $8.3 million.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	September 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,153	$23	$2	$13,174
State and political subdivisions	65,487	2,756	56	68,187
Mortgage-backed securities	992,317	11,202	3,487	1,000,032
Marketable equity securities	9,844	1,336	103	11,077
Other	175,861	4,262	246	179,877

Total	$1,256,662	$19,579	$3,894	$1,272,347

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,681	$158	$3	$32,836
State and political subdivisions	70,532	3,008	120	73,420
Mortgage-backed securities	954,567	13,978	5,565	962,980
Marketable equity securities	12,843	1,503	101	14,245
Other	180,734	3,549	1,129	183,154

Total	$1,251,357	$22,196	$6,918	$1,266,635

At September 30, 2004 and December 31, 2003, the cumulative net unrealized gain, net of deferred income taxes on available for sale securities resulted in an increase of $10,195 and $9,930, respectively, in shareholders’ equity.

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The guidance regarding measurement and recognition to be effective in reporting periods after June 15, 2004 has now been delayed. Gross unrealized losses on available for sale securities were $3,894 at September 30, 2004. Most of the unrealized losses relate to mortgage-backed securities issued by FNMA and FHLMC. Management does not believe any individual unrealized loss as of September 30, 2004 represents other-than-temporary impairment. United has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, United believes the value is attributable to changes in market interest rates and not credit quality of the issuer.

The amortized cost and estimated fair value of securities available for sale at September 30, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities are included below based upon an estimated average life.

	September 30, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$9,658	$9,664	$9,561	$9,563
Due after one year through five years	21,321	25,991	36,424	41,535
Due after five years through ten years	272,053	273,090	193,802	195,623
Due after ten years	943,786	952,525	998,727	1,005,669
Marketable equity securities	9,844	11,077	12,843	14,245

Total	$1,256,662	$1,272,347	$1,251,357	$1,266,635

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,909	$1,396	—	$13,305
State and political subdivisions	72,131	3,160	—	75,291
Mortgage-backed securities	644	41	—	685
Other	148,732	8,599	$2,682	154,649

Total	$233,416	$13,196	$2,682	$243,930

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,978	$1,164	—	$13,142
State and political subdivisions	80,607	3,718	$2	84,323
Mortgage-backed securities	1,056	68	—	1,124
Other	150,334	8,673	3,892	155,115

Total	$243,975	$13,623	$3,894	$253,704

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2004 and

December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities are included below based upon an estimated average life. There were no sales of held to maturity securities.

	September 30, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,441	$1,475	$6,229	$6,290
Due after one year through five years	49,278	53,531	32,329	34,700
Due after five years through ten years	18,748	19,861	46,351	50,523
Due after ten years	163,949	169,063	159,066	162,191

Total	$233,416	$243,930	$243,975	$253,704

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,049,785 and $1,068,142 at September 30, 2004 and December 31, 2003, respectively.

4. LOANS

Major classifications of loans are as follows:

	September 30,	December 31,
	2004	2003
Commercial, financial and agricultural	$773,568	$791,219
Real estate:
Single-family residential	1,645,242	1,463,774
Commercial	1,015,456	1,001,458
Construction	298,527	173,826
Other	118,018	125,295
Installment	423,586	405,065

Total gross loans	$4,274,397	$3,960,637

The table above does not include loans held for sale of $1,410 and $1,687 at September 30, 2004 and December 31, 2003, respectively.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $120,951 and $128,690 at September 30, 2004 and December 31, 2003, respectively.

5. ALLOWANCE FOR CREDIT LOSSES

At September 30, 2004, United split its allowance for loan losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. This split resulted in a decrease in the allowance for loan losses of $6.3 million and $9.7 million at September 30, 2004 and December 31, 2003, respectively, and a corresponding increase in other liabilities, which includes the allowance for lending-related commitments, as prior period balances have been reclassified to conform to this presentation. The combined allowances for loan losses and lending-related commitments are now referred to as the allowance for credit losses.

The allowance for credit losses is management’s estimate of the probable credit losses inherent in the lending portfolio. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending-related commitments. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses. Credit expenses related to the allowance for loan losses and the allowance for lending-related commitments are reported in the provision for credit losses in the income statement.

A progression of the allowance for credit losses, which includes the allowance for loan losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Balance at beginning of period	$51,502	$47,844	$51,432	$48,387
Provision	1,296	2,222	3,192	5,973

	52,798	50,066	54,624	54,360
Loans charged-off	(1,840)	(2,600)	(4,678)	(7,593)
Less: Recoveries	640	467	1,652	1,166

Net Charge-offs	(1,200)	(2,133)	(3,026)	(6,427)

Balance at end of period	$51,598	$47,933	$51,598	$47,933
Less Balance, discontinued operations	(123)	(123)	(123)	(123)

Balance at end of period, continuing operations	$51,475	$47,810	$51,475	$47,810

At September 30, 2004, the recorded investment in loans that are considered to be impaired was $12,966 (of which $6,364 was on a nonaccrual basis). Included in this amount is $4,974 of impaired loans for which the related allowance for loan losses is $1,459 and $7,992 of impaired loans that do not have an allowance for loan losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2003, the recorded investment in loans that were considered to be impaired was $21,070 (of which $7,523 was on a nonaccrual basis). Included in this amount was $7,899 of impaired loans for which the related allowance for loan losses was $1,596, and $13,171 of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans during the quarter and year to date ended September 30, 2004 was $16,685 and $18,993, respectively, and for the quarter and year to date ended September 30, 2003 was $15,985 and $14,706, respectively.

For the quarters ended September 30, 2004 and 2003, United recognized interest income on impaired loans of approximately $46 and $117, respectively. For the nine months ended September 30, 2004 and 2003, United recognized interest income on the impaired loans of approximately $300 and $368, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $152 and $352 for the quarters ended September 30, 2004 and 2003, respectively, and $617 and $816 for the nine months ended September 30, 2004 and 2003, respectively.

6. RISK ELEMENTS

Nonperforming assets include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for credit losses. Other real estate owned consists of property acquired through foreclosure and is stated at the lower of cost or fair value less estimated selling costs.

Nonperforming assets are summarized as follows:

	September 30,	December 31,
	2004	2003
Nonaccrual loans	$6,364	$7,523
Loans past due 90 days or more and still accruing interest	5,447	11,052

Total nonperforming loans	11,811	18,575
Other real estate owned	4,234	3,203

Total nonperforming assets	$16,045	$21,778

7. INTANGIBLE ASSETS

Total goodwill was $166,971 and $169,655 as of September 30, 2004 and December 31, 2003, respectively.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($12,436)	$7,454

Goodwill not subject to amortization	$190,316	($23,345)	$166,971

	As of December 31, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($10,344)	$9,546

Goodwill not subject to amortization	$193,000	($23,345)	$169,655

United incurred amortization expense of $658 and $2,092 for the quarter and nine months ended September 30, 2004, respectively, and $412 and $1,270 for the quarter and nine months ended September 30, 2003, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

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

United has available funds of $40,000 to provide for general liquidity needs under a one year renewable collateralized line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At September 30, 2004, United had no outstanding balance under the line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2004, United Bank (VA) had an outstanding balance of $3,907 and had additional funding available of $1,093.

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2004, United had an unused borrowing amount of approximately $1,338,826 available subject to delivery of collateral after certain trigger points.

9. LONG-TERM BORROWINGS

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At September 30, 2004, the fair value of the swap resulted in a $3.93 million liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment to FHLB borrowings on the balance sheet with no impact to earnings.

At September 30, 2004, $511,603 of FHLB advances with a weighted-average interest rate of 4.23% are scheduled to mature from one to thirteen years. At September 30, 2004, the scheduled maturities of FHLB advances are as follows:

Year	Amount
2004	$40,000
2005	125,000
2006	2,000
2007	—
2008 and thereafter	344,603

Total	$511,603

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2004 and December 31, 2003, the outstanding balances of the

Debentures were $89,563 and $89,954 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $1,612,541 and $2,076,840 of loan commitments outstanding as of September 30, 2004 and December 31, 2003, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,449 and $4,286 as of September 30, 2004 and December 31, 2003, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $133,111 and $110,957 as of September 30, 2004 and December 31, 2003, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

11. LINE OF BUSINESS REPORTING

Prior to July 7, 2004, United operated primarily in two segments: mortgage banking and community banking. United had a wholly owned mortgage banking subsidiary, Mason Mortgage and reported its financial position and results of operations on a consolidated basis. On July 7, 2004, United completed the sale of Mason Mortgage. The business related to Mason Mortgage is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from United’s continuing operations for all periods presented in this document.

12. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net Income	$24,544	$22,920	$72,262	$68,268
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	13,487	(8,750)	977	(9,918)
Less: Reclassification adjustment for (gains) losses included in net income	(179)	2,080	(712)	1,247
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	124	185	384	432

Total Comprehensive Income	$37,976	$16,435	$72,911	$60,029

13. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share)	2004	2003	2004	2003
Income from Continuing Operations	$12,751	$18,136	$57,815	$55,412
Income from Discontinued Operations	11,793	4,784	14,447	12,856

Net Income	$24,544	$22,920	$72,262	$68,268
Basic
Income from Continuing Operations	$0.29	$0.43	$1.33	$1.33
Income from Discontinued Operations	0.27	0.12	0.33	0.31

Net Income	$0.56	$0.55	$1.66	$1.64

Average common shares outstanding	43,319,414	41,328,476	43,503,066	41,615,354

Diluted
Income from Continuing Operations	$0.29	$0.43	$1.31	$1.32
Income from Discontinued Operations	0.27	0.12	0.33	0.30

Net Income	$0.56	$0.55	$1.64	$1.62

Average common shares outstanding	43,319,414	41,328,476	43,503,066	41,615,354
Equivalents from stock options	538,735	494,535	540,425	475,908

Average diluted shares outstanding	43,858,149	41,823,011	44,043,491	42,091,262

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

Net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Service cost	$587	$487	$1,749	$1,444
Interest cost	713	670	2,124	1,989
Expected return on plan assets	(944)	(810)	(2,810)	(2,403)
Amortization of transition asset	(44)	(54)	(131)	(160)
Recognized net actuarial loss	231	228	687	677
Amortization of prior service cost	1	3	1	8

Net periodic pension cost	$544	$524	$1,620	$1,555
Weighted-Average Assumptions:
Discount rate	6.25%	7.00%	6.25%	7.00%
Expected return on assets	9.00%	9.50%	9.00%	9.50%
Rate of compensation increase	3.25%	4.00%	3.25%	4.00%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses and the valuation of retained interests in securitized assets to be the accounting areas that require the most subjective or complex judgements, and as such could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for credit losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note 5 to the unaudited consolidated financial statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL CONDITION

United’s total assets as of September 30, 2004 were $6.29 billion, down $98.08 million or 1.54% from year-end 2003 primarily the result of decreases in cash and cash equivalents, securities held to maturity and assets from discontinued operations related to the sale of Mason Mortgage. Partially offsetting these decreases were increases in portfolio loans and other assets. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $113.46 million. Shareholders’ equity increased $15.38 million from year-end 2003. The decrease in total liabilities was due mainly to decreases in liabilities related to discontinued operations from the sale of Mason Mortgage, federal funds purchased and other short-term borrowings. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents decreased $85.56 million comparing September 30, 2004 to year-end 2003. Of this total decrease, cash and due from banks decreased $63.80 million while interest-bearing deposits with other banks decreased $19.78 million, and federal funds sold decreased $1.98 million. During the first nine months of 2004, net cash of $60.28 million and $132.68 million was provided by operating activities and financing activities from continuing operations, respectively. Net cash of $326.55 million was used in investing activities from continuing operations. Net cash of $42.21 million was provided by discontinued operations.

Securities

Total investment securities decreased $4.85 million since year-end 2003. Securities available for sale increased $5.71 million or less than 1.00%. This change reflects $491.22 million in sales, maturities and calls of securities, $501.88 million in purchases and an increase of $407 thousand in market value. Securities held to maturity decreased $10.56 million which was a decrease of 4.33%. This decrease was due largely to maturities and calls of securities within the portfolio during the first nine months of 2004. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale in continuing operations decreased $277 thousand or 16.42% as loan sales in the secondary market exceeded loan originations during the first nine months of 2004. Portfolio loans, net of unearned income, increased $312.98 million or 7.91%. The increase in portfolio loans was primarily attributable to increases in single-family residential loans, construction loans, and installment loans of $181.47 million, $124.70 million, and $18.52 million, respectively. Also, commercial real estate loans increased by $14.00 million, while commercial loans not secured by real estate decreased $17.65 million. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $22.79 million or 16.53% since year-end 2003. In the first nine months of 2004, United’s net purchases of bank-owned life insurance (BOLI) totaled $11.81 million. The purchase of BOLI represents a tax-advantaged financing strategy that permits the company to meet its increasing benefit liability obligations in a more cost-effective manner. The intent is to create an independent source of funds to recoup some of the benefit expenses. The policies earnings, including death proceeds, will be used to offset and recover a portion of the costs to carry the policies. Interest earned on the cash value is not subject to tax unless the policies are surrendered or borrowed against before the insured’s death. The remainder of the difference in other assets since year-end 2003 is primarily due to increases of $4.60 million and $3.50 million in prepaid pension and deferred tax assets, respectively.

Deposits

Total deposits at September 30, 2004 increased $166.57 million or 4.02% since year-end 2003. In terms of composition, noninterest-bearing deposits decreased $2.72 million and interest-bearing deposits increased $169.29 million from December 31, 2003.

Borrowings

Since year-end 2003, federal funds purchased and other short-term borrowings decreased $32.19 million or 35.55% and $18.33 million or 82.43%, respectively, while securities sold under agreements to repurchase increased $79.40 million or 14.46%. FHLB borrowings decreased $8.11 million or 1.56%. For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $15.38 million or 2.50% from December 31, 2003 as United continued to balance capital adequacy and returns to shareholders. The increase in shareholders’ equity was due mainly to net earnings of $39.59 million for the first nine months of 2004. Treasury stock has increased $15.31 million since year-end 2003 as treasury share repurchases exceeded stock option redemptions during the first nine months of 2004. During the first nine months of 2004, 946,863 shares were repurchased under a plan announced by United in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market. Since the plan’s implementation, 1,355,298 shares have been repurchased.

RESULTS OF OPERATIONS

Overview

As previously mentioned, on July 7, 2004, United consummated the sale of its wholly-owned mortgage banking subsidiary, Mason Mortgage. The results of operations for Mason Mortgage are reported as income from discontinued operations. In the sale transaction, United received gross cash proceeds of $17 million and recognized a gain on the transaction of $17 million in the third quarter of 2004 which is reflected in income from discontinued operations. The cash proceeds arising from the transaction as well as monies received from Mason Mortgage to repay amounts borrowed from United were used to prepay certain Federal Home Loan Bank (FHLB) long-term advances in the third quarter of 2004, resulting in prepayment penalties of $16 million which are reflected in other expenses from continuing operations. In addition, United incurred expenses of $733 thousand related primarily to obligations assumed in connection with the sale of Mason Mortgage which are included within noninterest expense from continuing operations for the third quarter and first nine months of 2004. The following is a detailed discussion of United’s third quarter and first nine months results. Information referred to on a consolidated basis combines the results of continuing and discontinuing operations.

Consolidated net income for the first nine months of 2004 was $72.26 million or $1.64 per diluted share compared to $68.27 million or $1.62 per share for the first nine months of 2003. This represents a 5.85% increase in net income. Net income for the third quarter of 2004 was $24.54 million, an increase of 7.09% from the $22.92 million reported for the prior year third quarter. Third quarter 2004 earnings were $0.56 per diluted share, as compared to the $0.55 per diluted share reported for the third quarter of 2003. United’s annualized return on average assets for the first nine months of 2004 was 1.53% and return on average shareholders’ equity was 15.44% as compared to 1.60% and 16.58% for the first nine months of 2003.

Net income from continuing operations for the third quarter and first nine months of 2004 was $12.75 million and $57.82 million, respectively. These results included the aforementioned before-tax penalties of $16 million for the prepayment of FHLB advances and expenses of $733 thousand related primarily to obligations assumed in connection with the sale of Mason Mortgage. Diluted earnings per share from continuing operations were $0.29 and $1.31 for the third quarter and first nine months of 2004, respectively. Net income from continuing operations for the third quarter and first nine months of 2003 totaled $18.14 million or $0.43 per diluted share and $55.41 million or $1.32 per diluted share, respectively.

Net income from discontinued operations for the third quarter and first nine months of 2004 was $11.79 million and $14.45 million, respectively. The results of discontinued operations for the third quarter and first nine months of 2004 included a before-tax gain of $17 million on the Mason Mortgage sale. Diluted earnings per share from discontinued operations were $0.27 and $0.33 for the third quarter and first nine months of 2004, respectively. Net income from discontinued operations for the third quarter and first nine months of 2003 totaled $4.78 million or $0.12 per diluted share and $12.86 million or $0.30 per diluted share, respectively.

Consolidated tax-equivalent net interest income for the first nine months of 2004 was $164.94 million, an increase of $14.58 million or 9.69% from the prior year’s first nine months. Consolidated tax-equivalent net interest income increased $4.82 million or 9.63% for the third quarter of 2004 as compared to the same period for 2003. The provision for credit losses was $3.19 million for the first nine months of 2004 as compared to $5.97 million for the first nine months of 2003. For the quarters ended September 30, 2004 and 2003, the provision for credit losses was $1.30 million and $2.22 million, respectively. Consolidated noninterest income was $73.96 million for the first nine months of 2004, down $6.07 million or 7.59% when compared to the first nine months of 2003. For the third quarter of 2004, consolidated noninterest income was $30.96 million, an increase of $2.31 million or 8.05% from the third quarter of 2003. Consolidated noninterest expenses increased $3.33 million or 2.79% for the first nine months of 2004 compared to the same period in 2003. For the third quarter of 2004, consolidated noninterest expenses increased $5.05 million or 12.25% from the third quarter of 2003. United’s effective tax rate was 30.87% and 30.00% for the first nine months of 2004 and 2003, and 31.01% and 30.00% for the third quarter of 2004 and 2003, respectively.

Net Interest Income

Increased net interest income was the leading contributor to the earnings growth for the third quarter and first nine months of 2004 from last year’s results. Consolidated tax-equivalent net interest income increased $4.82 million or 9.63% and $14.58 million or 9.69% for the third quarter and first nine months of 2004, respectively, when compared to the same periods of 2003.

Tax-equivalent net interest income from continuing operations for the third quarter of 2004 was $54.84 million, an increase of $9.59 million or 21.18% from the third quarter of 2003. The increase in tax-equivalent net interest income from continuing operations was due mainly to a $901.48 million or 19.02% increase in average earning assets and a 36 basis point decline in the cost of funds. The increase in average earning assets was due mainly to the Sequoia Bancshares acquisition which consummated on October 10, 2003 and to loan growth of $359.3 million or 10% since September 30, 2003. The decline in the cost of funds was due mainly to a lower level of interest rates on deposits and the prepayment of long-term FHLB advances during the third quarter of 2004 and the fourth quarter of 2003. On a consolidated basis, the net interest margin for the third quarter of 2004 was 3.86%, an increase of 11 basis points from 3.75% in the third quarter of 2003. On a linked-quarter basis, United’s tax-equivalent net interest income from continuing operations for the third quarter of 2004 increased by $2.30 million or 4.38% from the second quarter of 2004 as average loans grew $99.89 million or 2.44% for the quarter. Average deposits grew $148.75 million or 3.59% over the same time period. The consolidated net interest margin of 3.86% for the third quarter of 2004 was a 9 basis points increase from the second quarter of 2004’s consolidated net interest margin of 3.77%.

Tax-equivalent net interest income from continuing operations for the first nine months of 2004 was $159.63 million, an increase of $23.06 million or 16.89% from the prior year’s first nine months as average earning assets increased $766.78 million or 16.04% due primarily to the Sequoia acquisition and loan growth. In addition, the average cost of funds for the first nine months of 2004 decreased 61 basis points from the first nine months of 2003 as a result of a drop in the cost of deposits due to lower interest rates and borrowings due to the early repayment of higher cost FHLB advances. The consolidated net interest margin for the nine months of 2004 was 3.83%, up 5 basis points from a net interest margin of 3.78% during the same period last year.

Tables 1 and 2 present average balances, taxable equivalent interest income, interest expenses, and yields earned or paid on these assets and liabilities for the three-month and nine-month periods ending September 30, 2004 and 2003, respectively. The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

Table 1

The following table shows the daily average balance of major categories of assets and liabilities for each of the three-month periods ended September 30, 2004 and September 30, 2003 with the interest rate earned or paid on such amount.

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased Under agreements to resell and other short-term investments	$59,206	$168	1.13%	$36,559	$158	1.71%
Investment Securities:
Taxable	1,240,719	13,804	4.43%	1,095,811	11,331	4.10%
Tax-exempt (1) (2)	189,279	3,005	6.32%	183,479	3,081	6.66%

Total Securities	1,429,998	16,809	4.68%	1,279,290	14,412	4.47%
Loans, net of unearned income (1) (2) (3)	4,225,407	59,482	5.61%	4,057,955	59,909	5.87%
Allowance for loan losses	(50,422)			(46,902)

Net loans	4,174,985		5.68%	4,011,053		5.94%

Total earning assets	5,664,189	$76,459	5.38%	5,326,902	$74,479	5.57%

Other assets	539,573			405,885

TOTAL ASSETS	$6,203,762			$5,732,787

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,436,008	$12,312	1.43%	$3,006,322	$11,994	1.58%
Federal funds purchased, repurchase agreements and other short-term borrowings	631,826	1,534	0.97%	558,438	1,535	1.09%
FHLB advances and other long-term borrowings	603,502	7,778	5.13%	805,536	10,930	5.38%

Total Interest-Bearing Funds	4,671,336	21,624	1.84%	4,370,296	24,459	2.22%

Demand deposits	864,559			758,103
Accrued expenses and other liabilities	48,065			49,838

TOTAL LIABILITIES	5,583,960			5,178,237
SHAREHOLDERS’ EQUITY	619,802			554,550

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,203,762			$5,732,787

NET INTEREST INCOME		$54,835			$50,020

INTEREST SPREAD			3.54%			3.35%
NET INTEREST MARGIN			3.86%			3.75%

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

Table 2

The following table shows the daily average balance of major categories of assets and liabilities for each of the nine-month periods ended September 30, 2004 and September 30, 2003 with the interest rate earned or paid on such amount.

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$36,635	$352	1.29%	$73,183	$761	1.39%
Investment Securities:
Taxable	1,272,118	40,789	4.28%	1,112,562	37,935	4.56%
Tax-exempt (1) (2)	180,118	9,118	6.76%	185,462	9,588	6.91%

Total Securities	1,452,236	49,907	4.59%	1,298,024	47,523	4.90%
Loans, net of unearned income (1) (2) (3)	4,305,486	180,963	5.61%	3,986,539	182,701	6.12%
Allowance for loan losses	(50,478)			(46,998)

Net loans	4,255,008		5.68%	3,939,541		6.19%

Total earning assets	5,743,879	$231,222	5.38%	5,310,748	$230,985	5.82%

Other assets	546,908			380,933

TOTAL ASSETS	$6,290,787			$5,691,681

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,312,839	$34,503	1.39%	$3,078,804	$42,072	1.83%
Federal funds purchased, repurchase agreements and other short-term borrowings	668,828	4,775	0.95%	536,064	5,833	1.45%
FHLB advances and other long-term borrowings	772,323	27,004	4.67%	743,618	32,716	5.88%

Total Interest-Bearing Funds	4,753,990	66,282	1.86%	4,358,486	80,621	2.47%

Demand deposits	865,159			731,307
Accrued expenses and other liabilities	46,457			51,223

TOTAL LIABILITIES	5,655,606			5,141,016
SHAREHOLDERS’ EQUITY	625,181			550,665

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,290,787			$5,691,681

NET INTEREST INCOME		$164,940			$150,364

INTEREST SPREAD			3.52%			3.35%
NET INTEREST MARGIN			3.83%			3.78%

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

Provision for Credit Losses

Credit quality continues to be favorable. Nonperforming loans were $11.81 million or 0.28% of loans, net of unearned income at September 30, 2004 as compared to $18.58 million or 0.47% of loans, net of unearned income, at December 31, 2003. Nonperforming loans were $18.47 million or 0.53% of loans, net of unearned income at September 30, 2003. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $6.36 million and $5.45 million, respectively at September 30, 2004 as compared to $7.52 million and $11.05 million, respectively at year-end 2003. Total nonperforming assets of $16.05 million, including OREO of $4.23 million at September 30, 2004, represented 0.26% of total assets at the end of the third quarter. For a summary of nonperforming assets, see Note 6 to the unaudited consolidated financial statements.

At September 30, 2004, impaired loans were $12.97 million, which was a decrease of $8.1 million from the $21.07 million in impaired loans at December 31, 2003. For further details, see Note 5 to the unaudited consolidated financial statements.

As previously mentioned, United split its allowance for loan losses into an allowance for loan losses and an allowance for lending-related commitments at September 30, 2004. This split resulted in a decrease in the allowance for loan losses of $6.3 million and $9.7 million at September 30, 2004 and December 31, 2003, respectively, and a corresponding increase in other liabilities, which includes the allowance for lending-related commitments, as prior period balances have been reclassified to conform to this presentation. The allowance for lending-related commitments had, in previous quarters, been recognized as a component of the allowance adequacy process and was included within the suggested loan loss reserve balance derived by this adequacy analysis. The methodology to estimate the allowance for lending-related commitments is consistent with prior periods. The combined allowances for loan losses and lending-related commitments are now referred to as the allowance for credit losses. To aid in the comparison of United’s results with other companies that have not yet adopted this practice, United provides various credit ratios based on the allowance for credit losses.

United evaluates the adequacy of the allowance for credit losses on a quarterly basis and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United’s process for evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. This process determines the appropriate level of the allowance for credit losses, allocation among loan types and lending-related commitments, and the resulting provision for credit losses.

At September 30, 2004, the allowance for credit losses was $51.48 million, compared to $51.31 million at December 31, 2003. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.21% at September 30, 2004 and 1.30% of loans, net of unearned income at December 31, 2003. The ratio of the allowance for credit losses to nonperforming loans was 435.82% and 276.23% at September 30, 2004 and December 31, 2003, respectively.

For the quarters ended September 30, 2004 and 2003, the provision for credit losses was $1.30 million and

$2.22 million, respectively, while the provision for the first nine months was $3.19 million for 2004 as compared to $5.97 million for 2003. The changes in the provision are directionally consistent with the more favorable loan quality in 2004 as compared to 2003. Net charge-offs were $1.2 million for the third quarter of 2004 as compared to net charge-offs of $2.13 million for the previous year quarter. Net charge-offs for the first nine months of 2004 were $3.03 million as compared to $6.43 million for the first nine months of 2003. Note 5 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for credit losses.

In determining the adequacy of the allowance for credit losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. Specific loss allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factor to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all credit losses.

In addition to establishing a separate liability account for lending-related commitments, United made additional allocations to certain pools where necessary to recognize the loss inherent within the loan portfolio. As in previous periods, allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for credit losses is a relatively small component of the total reserve and recognizes the normal variance resulting from the process of estimation. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates.

United’s formal company-wide process at September 30, 2004 produced increased allocations in all of the four loan categories mainly as a result of the previously mentioned refinement of allocations to certain pools within the loan portfolio. The components of the allowance allocated to commercial loans increased $4.6 million as a result of additional allocations for two loan pools ($2.4 million) and adjustments primarily made to account for changes in historical loss factors. The consumer loan pool allocation increased $3 thousand as increased loan volume offset decreases in historical loss factors. The real estate construction loan pool allocation increased $106 thousand due to changes in loan volume. The components of the allowance allocated to real estate loans increased $2.2 million as a result of additional allocations for two loan pools ($3.3 million). The amount allocated to lending-related commitments declined $3.4 million mainly as a result of a change in the estimated percentage of commitments that will actually be funded.

Management believes that the allowance for credit losses of $51.48 million at September 30, 2004 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.

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

Other Income

Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Consolidated noninterest income was $73.96 million for the first nine months of 2004, down $6.07 million or 7.59% when compared to the first nine months of 2003. This decrease in consolidated noninterest income was due to a decline in income from the discontinued mortgage banking operations of Mason Mortgage. For the third quarter of 2004, consolidated noninterest income was $30.96 million, an increase of $2.31 million or 8.05% from the third quarter of 2003 due primarily to the $17 million before-tax gain on the sale of Mason Mortgage during the third quarter of 2004.

Noninterest income from continuing operations for the third quarter of 2004 increased $755 thousand or 5.76% from the third quarter of 2003. For the first nine months of 2004, noninterest income from continuing operations increased $2.5 million or 6.47% from the first nine months of 2003.

The rise in noninterest income from continuing operations was attributable to increased revenue from deposit, trust and brokerage services and bank-owned life insurance. Fees from deposit services increased $333 thousand or 4.59% and $1.61 million or 7.63% for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Revenue from trust and brokerage services grew $448 thousand or 18.75% and $944 thousand or 13.25% for the third quarter and first nine months of 2004, respectively, as compared to the third quarter and first nine months of 2003. Income from bank-owned life insurance increased $284 thousand and $2.02 million for the third quarter and first nine months of 2004, respectively, as compared to the third quarter and first nine months of 2003. On a linked-quarter basis, noninterest income from continuing operations increased $163 thousand which was relatively flat from the second quarter of 2004.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Consolidated noninterest expenses increased $3.33 million or 2.79% for the first nine months of 2004 compared to the same period in 2003. For the third quarter of 2004, consolidated noninterest expenses increased $5.05 million or 12.25% from the third quarter of 2003. However, these results include the previously mentioned $16-million penalties to prepay approximately $132.5 million of FHLB advances and expenses of $733 thousand related primarily to obligations assumed in connection with the sale of Mason Mortgage.

Noninterest expense from continuing operations increased $18.70 million and $23.27 million for the third quarter and first nine months of 2004, respectively, as compared to the prior year’s third quarter and first nine months. On a linked-quarter basis, noninterest expense increased $16.78 million. All of these increases were due primarily to the aforementioned prepayment penalties and Mason Mortgage related expenses.

Total salaries and benefits from continuing operations increased by 7.39% or $1.06 million and 7.47% or $3.03 million for the third quarter and first nine months of 2004 when compared to the same periods of 2003. These results for 2004 include salaries and benefits related to the Sequoia acquisition and expenses of $689 thousand related to retirement benefit obligations assumed in connection with the sale of Mason Mortgage. On a linked quarter basis, salaries and benefits were up 8.13% or $1.15 million from the second quarter of 2004 due primarily to the aforementioned expenses related to retirement benefit obligations assumed in connection with the sale of Mason Mortgage.

Net occupancy expense from continuing operations for the third quarter of 2004 increased $466 thousand or 18.20% when compared to the third quarter of 2003. Net occupancy expense for the first nine months of 2004 increased $984 thousand or 11.87%, when compared to the first nine months of 2003. The increase in occupancy expense can be attributed to the additional branches acquired in the Sequoia acquisition. On a linked-quarter basis, net occupancy was relatively flat from the second quarter of 2004.

Other expenses, not including the prepayment penalties, increased $1.17 million or 10.93% and $3.25 million or 9.80% for the third quarter and first nine months of 2004, respectively, as compared to the same periods of 2003 due to an increased level of general operating expenses resulting from the Sequoia acquisition. On a linked quarter basis, other expense, not including the prepayment penalties, decreased $373 thousand or 3.04%.

Income Taxes

For the third quarter of 2004, consolidated income taxes were $11.03 million as compared to $9.82 million for the third quarter of 2003. For the quarters ended September 30, 2004 and 2003, United’s effective tax rates were 31.01% and 30.00%, respectively. For the first nine months of 2004 and 2003, consolidated income taxes were $32.27 million and $29.26 million, respectively. United’s effective tax rates were 30.87% and 30.00% during those respective time periods.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2004 and December 31, 2003:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	September 30, 2004	December 31, 2003
+100	3.27%	3.00%
-100	-4.98%	-1.60%

At September 30, 2004, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.27% over one year as compared to an increase of 3.00% at December 31, 2003. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.98% over one year at September 30, 2004 as compared to a decrease of 1.60% at December 31, 2003. This analysis does not include the potential increased refinanced activities, which should lessen the negative impact on net income from falling rates. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

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

Key economic assumptions used in measuring the fair value of the retained interests at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Weighted average life (in years)	2.0	2.7
Prepayment speed assumption (annual rate)	15.19% - 34.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	4.54% - 10.60%	4.03% - 9.80%

At September 30, 2004 and December 31, 2003, the fair values of the retained interests approximated $11 million and $21 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	September 30,	December 31,
	2004	2003
Total principal amount of loans	$28,201	$41,763
Principal amount of loans 60 days or more past due	366	865
Year to date average balances	34,692	54,965
Year to date net credit losses	758	2,931

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

For the nine months ended September 30, 2004, cash of $60.28 million was provided by operating activities of continuing operations. Net cash of $326.55 million was used in investing activities, which was primarily due to $314 million of portfolio loan growth as well as net purchases of $11.81 million of bank-owned life insurance. During the first nine months of 2004, financing activities provided net cash of $132.68 million primarily due to increases in deposits and short-term borrowings of $169.15 million and $127.39 million, respectively. Uses of cash for financing activities included repayment of approximately $246.30 million in long-term FHLB borrowings and payments of $32.71 million and $29.62 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash of $42.21 million was provided by discontinued operations which included dividends paid from Mason Mortgage to United and the cash proceeds received by United from Cardinal in the sale of Mason Mortgage. The net effect of this activity was a decrease in cash and cash equivalents of $91.38 million for the first nine months of 2004.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.70% at September 30, 2004 and 11.61% at December 31, 2003, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.48% and 8.69%, respectively, at September 30, 2004, are also well above regulatory minimum requirements.

Total shareholders’ equity was $630.57 million, an increase of $15.38 million or 2.5% from December 31, 2003. United’s equity to assets ratio was 10.03% at September 30, 2004, as compared to 9.63% at December 31, 2003. The primary capital ratio, capital and reserves to total assets and reserves, was 10.67% at September 30, 2004, as compared to 10.35% at December 31, 2003. United’s average equity to average asset ratio was 9.99% and 9.94% for the quarters ended September 30, 2004 and 2003, respectively.

During the third quarter of 2004, United’s Board of Directors declared a cash dividend of $0.26 per share. Cash dividends were $0.76 per common share for the first nine months of 2004. Total cash dividends declared were approximately $10.89 million for the third quarter of 2004 and $32.68 million for the first nine months of 2004, an increase of 5.74% and 5.06% over the comparable periods of 2003. The year 2004 is expected to be the 31st consecutive year of dividend increases to United shareholders.

Also during the third quarter of 2004, United’s Board of Directors approved a new Repurchase Plan to repurchase up to 1.775 million shares of United’s common stock on the open market effective upon completion of the 2003 repurchase plan. The stock repurchase plan represents approximately 4% of the issued and outstanding shares of United. The timing, price and quantity of purchases under the plan will be at the discretion of management, and the plan maybe be discontinued, suspended, or restarted at any time depending on the facts and circumstances. The repurchase plan, depending on market conditions provides capital management opportunities. Shares purchased under the plan will be available to fund employee benefit programs as well as for a variety of other corporate purposes.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2004 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in United’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II – OTHER INFORMATION

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The table below includes certain information regarding United’s purchase of United common shares during the nine month period ended September 30, 2004:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares that May
	Number of	Average	Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plans
Period	Purchased	per Share	Plans	(1)
1/01 – 1/31/2004	100,191	$30.71	508,626	1,141,471
2/01 – 2/29/2004	95,141	$30.45	603,767	1,046,330
3/01 – 3/31/2004	115,295	$30.49	719,062	931,035
4/01 – 4/30/2004	105,096	$30.35	824,158	825,939
5/01 – 5/31/2004	100,118	$30.04	927,276	725,821
6/01 – 6/30/2004	113,693	$31.26	1,037,969	612,128
7/01 – 7/31/2004	105,353	$32.17	1,143,322	506,775
8/01 – 8/31/2004	108,333	$31.75	1,251,655	2,173,442
9/01 – 9/30/2004	103,643	$34.27	1,355,298	2,069,799

Total	946,863	$31.28

(1)	United announced a stock repurchase plan in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market. In August of 2004, United’s Board of Directors approved a new Repurchase Plan to repurchase up to 1.775 million shares of United’s common stock on the open market effective upon completion of the 2003 repurchase plan. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

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

On August 24, 2004, United Bankshares, Inc. filed a Current Report under items 8.01 and 9.01 to announce a third quarter dividend of $0.26 per share and a plan to repurchase up to 1.775 million shares of its common stock on the open market.

On October 19, 2004, United Bankshares, Inc. furnished a Current Report under items 2.02 and 9.01 to announce its results of operations for the third quarter and first nine months of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.

(Registrant)

Date: November 9, 2004	/s/ Richard M. Adams

Richard M. Adams, Chairman of
the Board and Chief Executive
Officer

Date: November 9, 2004	/s/ Steven E. Wilson

Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer