Form 10-K
period 2004-12-31
UNITED BANKSHARES INC/WV
filed 2005-03-15
CIK 729986

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                     to
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

Common Stock, $2.50 Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☑ No ☐

     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2004, was approximately $1,228,881,420.

     As of February 28, 2005, United Bankshares, Inc. had 42,868,259 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

     Definitive Proxy Statement dated April 8, 2005 for the 2005 Annual Shareholders’ Meeting to be held on May 16, 2005, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2004, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1. BUSINESS

Organizational History and Subsidiaries

     United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-six banking institutions. At December 31, 2004, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia and the other operating under the laws of Virginia. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.

Employees

     As of December 31, 2004, United and its subsidiaries had approximately 1,319 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

Web Site Address

     United’s web site address is “www.ubsi-wv.com”. United makes available free of charge on its web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after United files such reports with the Securities and Exchange Commission (SEC). The reference to United’s web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document. These reports are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business of United

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2004, United’s consolidated assets approximated $6.4 billion and total shareholders’ equity approximated $632 million.

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

Business of Banking Subsidiaries

     United, through its subsidiaries, engages primarily in community banking and additionally offers most types of business permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of their lending function, the Banking Subsidiaries offer credit card services including accounts issued under the name of certain correspondent banks.

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

     United through its Banking Subsidiaries offers an Internet banking service, Smart Touch Online Banking, which allows customers to perform various transactions using a computer from any location as long as they have access to the Internet and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks. Customers may also pay bills online and can make payments to virtually any business or individual. Customers can set up recurring fixed payments, one-time future payments or a one-time immediate payment. Customers can also set up their own merchants, view and modify that merchant list, view pending transactions and view their bill payment history with approximately three (3) months of history.

     United also offers an automated telephone banking system, Telebanc, which allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities

     United’s loan portfolio, net of unearned income, increased $463.0 million to $4.42 billion in 2004. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and commercial real estate loans increased $73.29 million or 9.3% and $62.10 million or 6.2%, respectively. Consumer loans increased $1.69 million or 0.4% and residential real estate loans increased $199.42 million or 13.6%. Real estate construction loans increased $129.69 million or 74.6% for the year of 2004. Interest and fees on loans for the years of 2004, 2003, and 2002 were $229.15 million, $211.10 million, and $242.83 million, respectively.

     As of December 31, 2004, approximately $381.8 million or 8.7% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

Underwriting Standards

     United’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the respective Boards of Directors of each of its subsidiary banks. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United’s primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application. A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards. However, the loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval from a superior, a regional supervisor, or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Secondary Markets

     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2004, the balance of mortgage loans being serviced by United for others was insignificant.

     On July 7, 2004, United sold its primary mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage), essentially exiting the “wholesale” mortgage banking business. On a smaller scale, United Bank (WV) continues to engage in the origination and acquisition of residential real estate loans for resale. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets. United Bank (WV)’s originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts basis.

     During 2004, United originated $51.0 million of real estate loans for sale in the secondary market and sold $48.7 million of loans designated as held for sale in the secondary market. Gains on the sales of these loans during 2004 were $732 thousand.

     The principal sources of revenue from United’s mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans; and (iii) interest earned on mortgage loans during the period that they are held by United pending sale, if any.

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

     United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. Additionally United has a substantial amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an “A” rating. Interest and dividends on securities for the years of 2004, 2003, and 2002 were $63.79 million, $60.37 million, and $80.04 million, respectively. United recognized net gains of $1.1 million and $1.8 million for the years of 2004 and 2003, respectively, and a net loss of $6.3 million for the year of 2002 from security transactions.

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

     As of December 31, 2004, there were 69 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 89 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

     As of December 2004, West Virginia’s unemployment rate was 4.7% while the national rate was 5.1%. The unemployment rate for December was the third lowest rate for the state in 2004, and the lowest December rate on record. The total number of unemployed residents was down 4,400 for the year of 2004. Population outflows that have constrained faster economic growth in West Virginia may be moderating. In 2002, the U.S. Census Bureau estimated that the state’s population increased marginally. While substantially less than the national average, the increase was a substantial improvement over the six prior years, during which time the state’s population base shrank.

     United’s northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2004 was down to 3.0% with just 116,100 jobless workers. The 3.0% December 2004 unemployment rate was the lowest in forty-four months and was below both the Virginia December 2003 jobless rate of 3.5% and the U.S. December 2004 unemployment level of 5.1%.Through late 2004, Virginia ranked sixth nationally in terms of job growth. The Northern Virginia metropolitan area’s unemployment rate was at 1.7%, the lowest among Virginia’s nine metropolitan areas, as of December 2004. Northern Virginia’s job growth is more than twice the national average.

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

     The Board of Governors of the Federal Reserve System, in its Regulation Y, permits bank holding companies to engage in preapproved non-banking activities closely related to banking or managing or controlling banks. Approval of the Board of Governors is necessary to engage in other non-banking activities which are not preapproved or to make acquisitions of corporations engaging in these activities. In addition, on a case-by-case basis, the Board of Governors may approve other non-banking activities.

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

Item 2. PROPERTIES

Offices

     United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates ninety full service offices—fifty-two offices located throughout West Virginia, thirty-five offices throughout the Northern Virginia, Maryland and Washington, D.C. areas and three in Ohio. United owns all its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area and one each in Parkersburg, Morgantown, Charles Town and Clarksburg, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville. United leases an operations center facility in the Charleston area.

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

UNITED BANKSHARES, INC.

FORM 10-K, PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock

     As of December 31, 2004, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,320,832 were issued, including 1,312,387 shares held as treasury shares. The outstanding shares are held by approximately 6,101 shareholders of record, as well as 6,735 shareholders in street name as of February 28, 2005. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

     At its August 2004 Board of Directors meeting, a stock repurchase plan was approved whereby United could buy up to 1,775,000 shares of its common stock in the open market. As of December 31, 2004, only a minimal number of shares (3,977) had been repurchased under the plan. During 2004, 1,241,565 shares were repurchased to complete an earlier plan approved in 2003 to repurchase up to 1,650,000 shares.

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

Dividends

     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.02 per share in 2004, $1.00 per share in 2003 and $0.95 per share in 2002. Dividends are paid from funds legally available, therefore the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See “Market and Stock Prices of United” for quarterly dividend information.

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

     The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

	Dividends	High	Low
2005
First Quarter through February 28, 2005	(1)	$38.62	$32.95
2004
Fourth Quarter	$0.26	$39.35	$34.36
Third Quarter	$0.26	$36.09	$30.35
Second Quarter	$0.25	$33.67	$29.15
First Quarter	$0.25	$31.60	$29.36
2003
Fourth Quarter	$0.25	$31.60	$28.92
Third Quarter	$0.25	$31.61	$28.37
Second Quarter	$0.25	$30.93	$27.40
First Quarter	$0.25	$30.51	$26.58

(1)	On January 25, 2005, United declared a dividend of $0.26 per share, payable April 1, 2005, to shareholders of record as of March 11, 2005.

Issuer Repurchases

     The table below includes certain information regarding United’s purchase of its common shares during the three months and year ended December 31, 2004:

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plans
Period	Purchased	per Share	Plans	(1)

1/01 – 1/31/2004	100,191	$30.71	508,626	1,141,471
2/01 – 2/29/2004	95,141	$30.45	603,767	1,046,330
3/01 – 3/31/2004	115,295	$30.49	719,062	931,035
4/01 – 4/30/2004	105,096	$30.35	824,158	825,939
5/01 – 5/31/2004	100,118	$30.04	927,276	725,821
6/01 – 6/30/2004	113,693	$31.26	1,037,969	612,128
7/01 – 7/31/2004	105,353	$32.17	1,143,322	506,775
8/01 – 8/31/2004	108,333	$31.75	1,251,655	2,173,442
9/01 – 9/30/2004	103,643	$34.27	1,355,298	2,069,799
10/01 – 10/31/2004	100,044	$35.24	1,455,342	1,969,755
11/01 – 11/30/2004	100,044	$36.92	1,555,386	1,869,711
12/01 – 12/31/2004	98,591	$38.67	3,977	1,771,023

Total	1,245,542	$32.66

(1)	United announced a stock repurchase plan in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market. During the fourth quarter of 2004, United completed the repurchases under this plan. In August of 2004, United’s Board of Directors approved a new repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market effective upon completion of the 2003 repurchase plan. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6. SELECTED FINANCIAL DATA

     Information relating to selected financial data is on page 19.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 20 through 42 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk is presented on pages 35 through 38 under the caption “Quantitative and Qualitative Disclosures About Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information regarding Financial Statements and Supplementary Data appears on pages 43 through 85 under the caption “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders Equity”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     This item is omitted since it is not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     United Bankshares, Inc. (the Company) maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Management’s Report on Internal Control over Financial Reporting

     Management’s Report on internal control over financing reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financing reporting is included on pages 43-44 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

     (a) On November 22, 2004, the Board of Directors of United Bankshares, Inc. (the “Company”) approved the recommendation of the Compensation Committee of the Company (the “Committee”) with regard to the compensation of the Chief Executive Officer and the other named executive officers. At its meeting on November 4, 2004, the Committee met to review the performance of the Company for 2004, to establish the Chief Executive Officer’s and the other executive officers’ base salary for 2005, to determine the cash incentive awards for the Company’s executive officers for 2004, and to determine the number of options to grant to the Company’s officers and employees under the Company’s 2001 Incentive Stock Option Plan. A summary of the Committee’s considerations and the compensation awarded to the Chief Executive Officer and the other named executive officers is attached hereto as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated herein by reference.

     (b) On January 24, 2005, the Committee met to discuss compensation of the Board of Directors and to establish compensation for the Board of Directors for 2005. A summary of the compensation paid to the Board of Directors of the Company is attached hereto as Exhibit 10.12 to this Annual Report on Form 10-K and is incorporated herein by reference.

     (c) On November 22, 2004, the Board of Directors of the Company approved the recommendation of the Committee to extend the employment agreement with Richard Adams, the Company’s Chairman of the Board of Directors and Chief Executive Officer, for an additional year. A summary of the extension of Mr. Adams’ employment agreement is attached hereto as Exhibit 10.13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

     (b) James G. Tardiff, a current director of United Bankshares, Inc. (the “Company”) informed the Company on January 24, 2005 that he is not going to stand for re-election as a director of United Bankshares, Inc.

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2005 Annual Meeting of Shareholders under the captions of “Directors Whose Terms Expire in 2005 and Nominees for Directors”, “Common Stock Ownership of Certain Beneficial Owners and Management” and “Governance of the Company.”

     United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-wv.com.

     Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2005 Annual Meeting of Shareholders under the captions “Governance of the Company” and “Audit Committee and Independent Auditors.”

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2005 Annual Meeting of Shareholders under the caption of “Executive Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2005 Annual Meeting of Shareholders under the captions of “Directors Whose Terms Expire in 2005 and Nominees for Directors” and “Common Stock Ownership of Certain Beneficial Owners and Management.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2005 Annual Meeting of Shareholders under the caption of “Governance of the Company.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2005 Annual Meeting of Shareholders under the caption “Audit Committee and Independent Auditors.”

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

(3)	Exhibits Required by Item 601

            Listing of Exhibits - See the Exhibits’ Index on page 16 of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 86 .

(c)	Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

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

Signatures	Title	Date
/s/ Richard M. Adams	Chairman of the Board, Director,	March 11, 2005

and Chief Executive Officer

/s/ Steven E. Wilson	Chief Financial Officer	March 11, 2005

Chief Accounting Officer

/s/ I. N. Smith, Jr.	Director	March 11, 2005

/s/ Theodore J. Georgelas	Director	March 11, 2005

/s/ Robert G. Astorg	Director	March 11, 2005

/s/ P. Clinton Winter, Jr.	Director	March 11, 2005

/s/ J. Paul McNamara	Director	March 11, 2005

/s/ John M. McMahon	Director	March 11, 2005

/s/ Lawrence K. Doll	Director	March 11, 2005

/s/ Russell L. Isaacs	Director	March 11, 2005

/s/ Harry L. Buch	Director	March 11, 2005

/s/ Thomas J. Blair III	Director	March 11, 2005

/s/ Mary K. Weddle	Director	March 11, 2005

/s/ W. Gaston Caperton III	Director	March 11, 2005

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Sequential
	S-K Item 601	Page
Description	Table Reference	Number (a)
Articles of Incorporation and
Bylaws:	(3)

(a) Bylaws		(d	)

(b) Articles of Incorporation		(c	)

Material Contracts	(10)

(a) Employment Agreement with
I. N. Smith, Jr.		(b	)

(b) Employment Agreement with
Richard M. Adams		(h	)

(c) Supplemental Retirement
Agreement with
Richard M. Adams		(h	)

(d) Lease on Branch Office in
Charleston Town Center,
Charleston, West Virginia		(b	)

(e) Lease on United Center,
Charleston, West Virginia		(e	)

(f) Data processing contract
with FISERV		(g	)

(g) Executive Officer Change
of Control Agreements		(f	)(i)

(h) Employment Agreement
with James G. Tardiff		(i	)

(i) Employment Agreement
with J. Paul McNamara		(i	)

(j) Supplemental Retirement Contract
with Richard M. Adams, Jr.,
Kendal E. Carson, James J.
Consagra, Jr., James B.
Hayhurst, Jr., Joe L. Wilson,
and Steven E. Wilson		(j	)(k)

		Sequential
	S-K Item 601	Page
Description	Table Reference	Number (a)
(h) Summary of Compensation Paid to	(10)	86
Executive Officers

(i) Summary of Compensation Paid to Directors		88

(j) Summary of Amendment to Richard M.		89
Adams’ Employment Contract

Statement Re: Computation of
Ratios	(12)	90

Subsidiaries of the Registrant	(21)	91

Consent of Ernst & Young LLP	(23)	92

Certification as Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley
Act of 2002 by Chief Executive Officer	(31.1)	93

Certification as Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley
Act of 2002 by Chief Financial Officer	(31.2)	94

Certification Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 by Chief
Executive Officer	(32.1)	95

Certification Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 by Chief
Financial Officer	(32.2)	96

Footnotes

(a)	N/A = Not Applicable.

(b)	Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356.

(c)	Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0- 13322.

(g)	Incorporated into this filing by reference to Exhibits to the 2000 10-K for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Exhibits to the 2001 10-K for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(j)	Incorporated into this filing by reference to Exhibits to the 2003 10-K for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to Exhibits to the March 31, 2004 10-Q for United Bankshares, Inc., File No. 0-13322.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

	Five Year Summary
	2004	2003	2002	2001	2000
Summary of Operations:
Total interest income	$293,350	$272,520	$323,483	$348,923	$369,966
Total interest expense	88,914	95,504	129,175	171,828	193,359
Net interest income	204,436	177,016	194,308	177,095	176,607
Provision for loan losses	4,520	7,475	8,937	12,833	15,711
Other income	54,231	52,084	37,787	36,685	17,229
Other expense	137,061	129,538	109,728	93,223	95,865
Income taxes	33,771	28,010	35,211	35,600	26,928
Income from continuing operations	83,315	64,077	78,219	72,124	55,332
Income from discontinued operations before income taxes	20,780	20,433	14,903	11,006	5,440
Income taxes	6,333	5,745	4,189	3,139	1,796
Income from discontinued operations	14,447	14,688	10,714	7,867	3,644
Net Income	97,762	78,765	88,933	79,991	58,976
Cash dividends	44,228	42,028	40,388	38,096	35,286

Per common share:
Income from continuing operations:
Basic	1.92	1.52	1.84	1.74	1.32
Diluted	1.89	1.50	1.81	1.71	1.31
Income from discontinued operations:
Basic	0.33	0.35	0.25	0.19	0.09
Diluted	0.33	0.35	0.25	0.19	0.09
Net income:
Basic	2.25	1.87	2.09	1.93	1.41
Diluted	2.22	1.85	2.06	1.90	1.40
Cash dividends	1.02	1.00	0.95	0.91	0.84
Book value per share	14.68	14.08	12.88	11.80	10.32

Selected Ratios:
Return on average shareholders’ equity	15.56%	13.86%	16.73%	17.51%	14.41%
Return on average assets	1.55%	1.36%	1.59%	1.59%	1.19%
Dividend payout ratio	45.24%	53.39%	45.41%	47.63%	59.83%

Selected Balance Sheet Data:
Average assets	$6,295,076	$5,809,131	$5,591,267	$5,041,196	$4,936,605
Investment securities	1,510,442	1,510,610	1,285,490	1,428,716	1,245,334
Loans held for sale	3,981	1,687	5,151	9,359	3,682
Total loans	4,418,276	3,955,234	3,501,188	3,502,334	3,192,494
Assets of discontinued operations		334,340	666,147	369,552	205,384
Total assets	6,435,971	6,387,730	5,797,662	5,635,890	4,906,550
Total deposits	4,297,563	4,138,487	3,815,830	3,738,639	3,349,993
Long-term borrowings	533,755	459,663	172,444	456,436	567,080
Liabilities of discontinued operations		300,754	638,884	348,778	189,677
Total liabilities	5,804,464	5,772,539	5,256,123	5,129,361	4,475,680
Shareholders’ equity	631,507	615,191	541,539	506,529	430,870

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

Prior to July 7, 2004, United operated two main business segments: community banking and mortgage banking. On July 7, 2004, United closed the sale of its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage) to Cardinal Financial Corporation (Cardinal) of McLean, Virginia. United’s mortgage banking activities were conducted primarily through Mason Mortgage, which was previously reported as a separate segment. Mason Mortgage is shown as discontinued operations for all periods presented. United’s operations relate mainly to community banking which offers customers traditional banking products and services, including loan and deposit products, and wealth management services which includes investment banking, financial planning, trust and brokerage services.

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

The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for credit losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Retained interests in securitized financial assets are recorded at their estimated fair values in securities available for sale. Since quoted market prices are generally not available for retained interests, United relies on discounted cash flow modeling techniques to estimate fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the values of the assets are sensitive to changes in these key assumptions, the valuation of retained interests is considered a critical accounting estimate. A discussion of the accounting for these securitized financial assets as well as sensitivity analyses showing how these assets’ value change due to adverse changes in key assumptions is presented in Notes A and D of the Notes to Consolidated Financial Statements.

United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. The valuation of these derivative instruments is considered critical because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third party sources. Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities.

During 2003, United entered into an interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. Under the swap agreement, United receives payment streams at a fixed rate of interest while paying a variable rate of interest. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swap is considered a fair value hedge. The swap qualifies for the shortcut method of accounting treatment because the critical terms of the FHLB advance and the fixed rate payments to be received on the swap coincide and thus are effective in offsetting changes in the fair value of the FHLB advance over its remaining term. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet with no impact to earnings. A discussion of the use of the interest rate swap is included in Note O of the Notes to Consolidated Financial Statements and the Interest Rate Risk section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2004 COMPARED TO 2003

FINANCIAL CONDITION

United’s total assets as of December 31, 2004 were $6.44 billion, an increase of $48.24 million from year end 2003. However, total assets at December 31, 2003 included $334.34 million of assets related to the discontinued operations of Mason Mortgage. All assets and liabilities of Mason Mortgage were sold on July 7, 2004 and thus not included in the December 31, 2004 consolidated balance sheet. The increase in total assets was primarily due to an increase in portfolio loans of $463.04 million or 11.71%. Partially offsetting the increase in loans were decreases in cash and cash equivalents of $95.65 million and the previously mentioned $334.34 million decline in assets related to discontinued operations. The increase in total assets is reflected in a corresponding increase in total liabilities of $31.93 million. Included in the change in total liabilities was a decrease of $300.75 million in liabilities related to discontinued operations due to the sale of Mason Mortgage. Total deposits and borrowings increased $159.08 million and $169.11 million, respectively. Shareholders’ equity increased $16.32 million from year end 2003. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents decreased $95.65 million or 38.40% from year end 2003. Of this total decrease, cash and due from banks decreased $79.10 million while interest-bearing deposits with other banks decreased $11.12 million, and federal funds sold decreased $5.43 million. During the year of 2004, net cash of $94.46 million and $254.33 million was provided by operating activities and financing activities from continuing operations, respectively. Net cash of $492.48 million was used in investing activities from continuing operations. Net cash of $42.21 million was provided by discontinued operations. Further details related to changes is cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities decreased $168 thousand since year end 2003. Securities available for sale increased $10.53 million or less than 1.00%. This change reflects $874.49 million in sales, maturities and calls of securities, $896.98 million in purchases and a decrease of $5.05 million in market value. Securities held to maturity decreased $10.69 million which was a decrease of 4.38%. This decrease was due to maturities and calls of securities within the portfolio of $15.39 million during the year of 2004. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note C to the Notes to Consolidated Financial Statements.

Loans

Loans held for sale in continuing operations increased $2.29 million as loan originations exceeded sales in the secondary market for the year of 2004. Portfolio loans, net of unearned income, increased $463.04 million or 11.71% since year end 2003. The increase in portfolio loans for 2004 was primarily attributable to growths in single-family residential loans, construction loans, commercial loans and commercial real estate loans of $199.42 million, $129.69 million, $73.29 million, and $62.10 million, respectively. Consumer loans were relatively flat. The only major category of loans that declined in 2004 was other real estate loans which showed only a slight decrease of $2.13 million. The table below summarizes the change in the loan categories since year end 2003:

	At December 31
(Dollars in thousands)	2004	2003	$ Change	% Change
Loans held for sale	$3,981	$1,687	$2,294	135.98%

Commercial, financial, and agricultural	$864,511	$791,219	$73,292	9.26%
Real Estate:
Single family residential	1,663,198	1,463,774	199,424	13.62%
Commercial	1,063,554	1,001,458	62,096	6.20%
Construction	303,516	173,826	129,690	74.61%
Other	123,165	125,295	(2,130)	(1.70%)
Consumer	406,758	405,065	1,693	0.42%
Less: Unearned interest	(6,426)	(5,403)	(1,023)	18.93%

Total Loans, net of unearned interest	$4,418,276	$3,955,234	$463,042	11.71%

For a summary of major classifications of loans, see Note E to the Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $19.43 million or 14.09% since year end 2003. In the year of 2004, United’s net purchases of bank-owned life insurance (BOLI) totaled $11.81 million. The purchase of BOLI represents a tax-advantaged financing strategy that permits the company to meet its increasing benefit liability obligations in a more cost-effective manner. The intent is to create an independent source of funds to recoup some of the benefit expenses. Earnings on the policies, including death proceeds, will be used to offset and recover a portion of the costs to carry the policies. Interest earned on the cash value is not subject to tax unless the policies are surrendered or borrowed against before the insured’s death. The remainder of the difference in other assets since year end 2003 is primarily due to an increase of $6.39 million in the prepaid pension asset.

Deposits

Total deposits at December 31, 2004 increased $159.08 million or 3.84% since year end 2003. In terms of composition, noninterest-bearing deposits decreased $8.29 million while interest-bearing deposits increased $167.36 million from December 31, 2003. More information relating to deposits is presented in Note I to the Notes to Consolidated Financial Statements.

Borrowings

Since year end 2003, total borrowings increased $169.11 million or 13.30%. Short-term borrowings increased $95.02 million or 11.70% as United utilized these borrowings to take advantage of the low interest rate environment. In terms of composition, Fed funds purchased and overnight Federal Home Loan Bank (FHLB) advances increased $40.57 million or 44.80% and $75.0 million or 50.00%, respectively. Long-term FHLB borrowings increased $74.61 million or 20.18% to partially fund the growth in loans. For a further discussion of borrowings see Notes J and K to the Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $16.32 million or 2.65% from December 31, 2003 as United continued to balance capital adequacy and returns to shareholders. The increase in shareholders’ equity was due mainly to net earnings less dividends of $53.53 million for the year of 2004. Treasury stock increased $23.63 million from year end 2003 as treasury share repurchases exceeded stock option redemptions during year of 2004. For the year of 2004, a total of 1,245,542 shares were repurchased which completed a plan announced by United in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market. During the third quarter of 2004, United’s Board of Directors approved a new stock repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market. At December 31, 2004, only a minimal amount of shares were repurchased under this new plan.

EARNINGS SUMMARY

As previously mentioned, on July 7, 2004, United consummated the sale of its wholly-owned mortgage banking subsidiary, Mason Mortgage. The results of operations for Mason Mortgage are reported as income from discontinued operations. Information referred to on a consolidated basis combines the results of continuing and discontinued operations.

For the year ended December 31, 2004, consolidated net income increased 24.12% to $97.76 million from $78.77 million for the year ended December 31, 2003. Consolidated net income per diluted share was $2.22 for the year of 2004 as compared to $1.85 per diluted per share for the year of 2003. During the fourth quarter of 2004, United reduced its income tax expense by approximately $2.5 million as a result of a finalized tax examination for the years 2001 through 2003. In addition, United refinanced approximately $26 million of a long-term Federal Home Loan Bank (FHLB) advance with an interest rate of 6.23% at an overnight interest rate of 2.17% which is expected to reduce interest expense in future periods. As a result of refinancing this advance, United incurred a before-tax penalty of $2.97 million during the quarter. For the year of 2004, United incurred pre-tax penalties of $18.98 million to prepay or refinance approximately $158.5 million of long-term FHLB advances. The results for the fourth quarter and year of 2003 included before-tax prepayment penalties of $16.7 million as a result of prepaying approximately $156.5 million of long-term FHLB advances.

Net income from continuing operations for the year of 2004 was $83.32 million, an increase of $19.24 million or 30.02% from the year of 2003. Diluted earnings per share from continuing operations were $1.89 and $1.50 for the year of 2004 and 2003, respectively.

Net income from discontinued operations for the year of 2004 was $14.45 million as compared to $14.69 million for the year of 2003. The results for 2004 included a before-tax gain of $17.0 million on the sale of discontinued operations. Diluted earnings per share from discontinued operations were $0.33 and $0.35 for the year of 2004 and 2003, respectively.

The 2004 consolidated results represented a return on average shareholders’ equity of 15.56% as compared to 13.86% for the year of 2003. The return on average assets was 1.55% for the year of 2004 as compared to 1.36% for the year of 2003.

Net interest income from continuing operations increased $27.42 million or 15.49% for the year of 2004 when compared to 2003. Noninterest income from continuing operations increased $2.15 million or 4.12% for 2004 when compared to 2003. Noninterest expense from continuing operations increased $7.52 million or 5.81% over the same time period.

The effective tax rate was approximately 29.1% and 30.0% for the years ended December 31, 2004 and 2003, respectively, as compared to 30.7% for 2002.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2004, are summarized below.

Tax-equivalent net interest income from continuing operations for the year of 2004 was $215.62 million, an increase of $28.55 million or 15.26% from the year of 2003. In addition, the average cost of funds for the year of 2004 decreased 44 basis points from the year of 2003 as a result of a drop in the cost of deposits due to lower interest rates and a lower cost of borrowings from the early repayment of higher cost FHLB advances. Consolidated tax-equivalent net interest income of $220.93 million for the year 2004 increased $17.52 million or 8.61% from $203.41 million for the year of 2003. United’s consolidated tax-equivalent net interest margin for the year of 2004 was 3.84%, up 7 basis points from a net interest margin of 3.77% for the year of 2003.

Tax-equivalent interest income from continuing operations for the year of 2004 was $304.54 million, an increase of $21.96 million or 7.77% from the year of 2003 as average earning assets from continuing operations increased $682.02 million or 13.85% due primarily to the Sequoia acquisition and actual loan growth of $463.04 million or 11.71% since December 31, 2003. The increase in average earning assets from continuing operations resulted in an increase of $42.30 million in interest income from continuing operations for the year of 2004 as compared to the year of 2003. However, this increase in interest income was partially offset by a 31 basis point decline in the consolidated yield on average interest-earning assets which reduced interest income from continuing operations by $17.70 million. Consolidated tax-equivalent interest income of $311.39 million increased $3.82 million or 1.24% for the year 2004. The increase in consolidated tax-equivalent interest income was mainly due to a $364.23 million increase in consolidated average earning assets which was partially offset by a 30 basis point decline in the consolidated yield on average interest-earning assets. United’s consolidated average loans and securities increased $280.39 million and $133.79 million, respectively, mainly as a result of the Sequoia acquisition. The consolidated average yield on loans and securities decreased 37 basis points and 23 basis points, respectively, from 6.02% and 4.83% in 2003 to 5.65% and 4.60% in 2004, respectively.

Interest expense from continuing operations for the year of 2004 was $88.91 million, a decrease of $6.59 million or 6.90% from the year of 2003. The decrease in interest expense from continuing operations for the year of 2004 was mainly due to a 44 basis point decline in the average cost of funds from the year of 2003 as a result of a drop in the cost of deposits due to lower interest rates and a lower cost of borrowings from the early repayment of higher cost FHLB advances. Consolidated interest expense of $90.46 million decreased $13.69 million or 13.15% in 2004 compared to 2003. This decrease was attributed primarily to the aforementioned lower funding costs related to deposits and FHLB borrowings. On a consolidated basis, the average cost of funds decreased 44 basis points from 2.35% in 2003 to 1.91% in 2004. The average cost of interest-bearing deposits decreased 27 basis points from 1.72% in 2003 to 1.45% in 2004. The average cost of short-term and long-term borrowings decreased 24 basis points and 92 basis points, respectively, from 1.32% and 5.74% in 2003 to 1.08% and 4.82% in 2004, respectively. United’s consolidated average interest-bearing deposits and short-term borrowing increased $220.54 million and $128.02 million, respectively mainly as a result of the Sequoia acquisition. Average consolidated long-term borrowings decreased $31.95 million due mainly to the prepayment of FHLB advances.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2004, 2003 and 2002 with the consolidated interest and rate earned or paid on such amount.

	Year Ended			Year Ended			Year Ended
	December 31, 2004			December 31, 2003			December 31, 2002
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$31,794	$408	1.28%	$80,449	$1,062	1.32%	$34,523	$611	1.77%
Investment Securities:
Taxable	1,284,894	55,436	4.31%	1,150,366	51,701	4.49%	1,210,936	70,589	5.83%
Tax-exempt (1) (2)	183,283	12,140	6.62%	184,021	12,701	6.90%	190,802	13,579	7.12%

Total Securities	1,468,177	67,576	4.60%	1,334,387	64,402	4.83%	1,401,738	84,168	6.00%
Loans, net of unearned income (1) (2) (3)	4,304,411	243,402	5.65%	4,024,018	242,101	6.02%	3,860,880	265,674	6.88%
Allowance for loan losses	(49,162)			(47,866)			(47,613)

Net loans	4,255,249		5.72%	3,976,152		6.09%	3,813,267		6.97%

Total earning assets	5,755,220	$311,386	5.41%	5,390,988	$307,565	5.71%	5,249,528	$350,453	6.68%

Other assets	539,856			418,143			341,739

TOTAL ASSETS	$6,295,076			$5,809,131			$5,591,267

LIABILITIES

Interest-Bearing Funds:
Interest-bearing deposits	$3,343,278	$48,380	1.45%	$3,122,739	$53,683	1.72%	$3,154,540	$79,562	2.52%
Short-term borrowings	685,062	7,400	1.08%	557,039	7,361	1.32%	523,397	10,266	1.96%
Long- term borrowings	719,524	34,677	4.82%	751,472	43,107	5.74%	691,010	42,729	6.18%

Total Interest-Bearing Funds	4,747,864	90,457	1.91%	4,431,250	104,151	2.35%	4,368,947	132,557	3.03%

Noninterest-bearing deposits	874,999			760,220			605,544
Accrued expenses and other liabilities	43,837			49,489			85,212

TOTAL LIABILITIES	5,666,700			5,240,959			5,059,703
SHAREHOLDERS’ EQUITY	628,376			568,172			531,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,295,076			$5,809,131			$5,591,267

NET INTEREST INCOME		$220,929			$203,414			$217,896

INTEREST SPREAD			3.50%			3.36%			3.65%

NET INTEREST MARGIN			3.84%			3.77%			4.15%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

The following table sets forth a summary for the periods indicated of the changes in consolidated interest earned and interest paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (change in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average volume times the change in average rate).

	2004 Compared to 2003				2003 Compared to 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	($642)	($32)	$20	($654)	$813	($155)	($207)	$451
Investment securities:
Taxable	6,046	(2,120)	(191)	3,735	(3,531)	(16,166)	809	(18,888)
Tax exempt (1), (2)	(51)	(519)	9	(561)	(483)	(409)	15	(877)

Loans (1),(2),(3)	16,994	(14,665)	(1,028)	1,301	11,348	(33,491)	(1,431)	(23,574)

TOTAL INTEREST INCOME	22,347	(17,336)	(1,190)	3,821	8,147	(50,221)	(814)	(42,888)

Interest expense:
Interest-bearing deposits	$3,791	($8,403)	($691)	($5,303)	($802)	($25,333)	$255	($25,880)
Short-term borrowings	1,692	(1,345)	(308)	39	660	(3,350)	(215)	(2,905)
Long-term borrowings	(1,833)	(6,886)	289	(8,430)	3,739	(3,090)	(270)	379

TOTAL INTEREST EXPENSE	3,650	(16,634)	(710)	(13,694)	3,597	(31,773)	(230)	(28,406)

NET INTEREST INCOME	$18,697	($702)	($480)	$17,515	$4,550	($18,448)	($584)	($14,482)

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

United’s credit quality continues to be sound. Nonperforming loans were $10.78 million or 0.24% of loans, net of unearned income, at December 31, 2004 compared to $18.58 million or 0.47% of loans, net of unearned income at December 31, 2003. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During 2004, nonaccrual loans decreased $1.17 million or 15.57% while loans past due 90 days or more decreased $6.63 million or 59.96%. This decrease in loans past due 90 days or more was due mainly to two large commercial loans being 90 days or more delinquent at December 31, 2003. Total nonperforming assets of $14.47 million, including OREO of $3.69 million at December 31, 2004, represented 0.22% of total assets at the end of 2004 as compared to 0.34% at the end of 2003.

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

	December 31
	2004	2003	2002	2001	2000
		(In thousands)
Nonaccrual loans	$6,352	$7,523	$6,890	$8,068	$8,131
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	4,425	11,052	8,461	9,522	4,717

Total nonperforming loans	10,777	18,575	15,351	17,590	12,848

Nonaccrual investment securities				10,000
Other real estate owned	3,692	3,203	4,267	2,763	2,109

TOTAL NONPERFORMING ASSETS	$14,469	$21,778	$19,618	$30,353	$14,957

Loans and securities are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2004, impaired loans were $10.35 million, a decrease of $10.72 million or 50.89% from the $21.07 million in impaired loans at December 31, 2003. In addition to the two previously mentioned large commercial credits that were classified as 90 days or more delinquent at December 31, 2003, the change in impaired loans from year end 2003 included several smaller commercial loans that were no longer considered impaired in accordance with FASB Statement No. 114 (SFAS No. 114), “Accounting by Creditors for Impairment of a Loan” at December 31, 2004. For further details, along with a discussion of concentrations of credit risk, see Note E to the Consolidated Financial Statements.

United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At December 31, 2004, the allowance for credit losses was $51.35 million, compared to $51.31 million at December 31, 2003. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.16% and 1.30% at December 31, 2004 and 2003, respectively. The ratio of the allowance for credit losses to nonperforming loans was 476.5% and 276.2% at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004 and 2003, the provision for credit losses was $4.52 million and $7.48 million, respectively. Net charge-offs were $4.48 million for the year of 2004 as compared to net charge-offs of $8.29 million for the year of 2003.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2004	2003	2002	2001	2000
		(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$51,432	$48,387	$47,408	$40,532	$39,599

Allowance of purchased company at date of acquisition		3,863		4,673

Loans charged off:
Commercial, financial and agricultural	1,524	2,677	805	2,578	2,482
Real estate	1,518	3,365	5,192	7,090	10,570
Real estate construction				76
Consumer and other	3,497	3,954	3,502	2,615	2,793

TOTAL CHARGE-OFFS	6,539	9,996	9,499	12,359	15,845

Recoveries:
Commercial, financial and agricultural	387	706	443	681	374
Real estate	1,080	601	591	557	226
Real estate construction				1
Consumer and other	596	396	507	490	433

TOTAL RECOVERIES	2,063	1,703	1,541	1,729	1,033

NET LOANS CHARGED OFF	4,476	8,293	7,958	10,630	14,812
Provision for credit losses	4,520	7,475	8,937	12,833	15,745

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	51,476	51,432	48,387	47,408	40,532

Less: Balance of allowance for credit losses, discontinued operations	(123)	(123)	(123)	(123)	(123)

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR, CONTINUING OPERATIONS	$51,353	$51,309	$48,264	$47,285	$40,409

Loans outstanding at the end of period (gross), continuing operations (1)	$4,424,702	$3,960,637	$3,504,307	$3,505,385	$3,197,494

Average loans outstanding during period (net of unearned income) (1)	$4,228,070	$3,644,296	$3,536,020	$3,218,191	$3,198,090

Net charge-offs as a percentage of average loans outstanding	0.11%	0.23%	0.23%	0.33%	0.46%

Allowance for credit losses, continuing operations as a percentage of nonperforming loans	476.5%	276.2%	314.4%	268.8%	314.5%

(1)	Excludes loans held for sale.

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

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The unallocated portion of the allowance for credit losses reflects estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the unallocated allowance accounts for the inherent imprecision in its allowance for credit losses analysis. Over the past several years, United has grown through acquisition, and accordingly, expanded the geographic area in which it operates. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio in these other geographic areas.

United has continued to refine its methodology in determining the allowance for credit losses, which has resulted in higher allocated components of the allowance in more recent years. These refinements involve the adjustment of historical loss data utilized in the evaluation of impairment on pools of loans. These improvements are judged by management to continually improve the accuracy of the estimates of impairment included in the allocated allowance. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates.

United’s formal company-wide process at December 31, 2004 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans increased $3.9 million as a result of additional allocations for three loan pools ($3.3 million) and adjustments primarily made to account for changes in qualitative and historical loss factors. The consumer loan pool allocation decreased $55 thousand as decreases in historical loss factors offset increased loan volume. The real estate construction loan pool allocation increased $489 thousand due to changes in loan volume. The components of the allowance allocated to real estate loans increased $1.7 million as a result of additional allocations for two loan pools ($2.5 million).

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	December 31
	2004	2003	2002	2001	2000
		(In thousands)
Commercial, financial and agricultural	$27,356	$23,458	$20,643	$20,206	$11,713

Real estate	6,404	4,680	10,117	10,420	12,580

Real estate construction	1,961	1,472	1,100	1,104	843

Consumer and other	6,179	6,234	5,437	3,656	3,241

Lending related commitments	7,987	9,731	6,643	4,115	2,003

Unallocated	1,589	5,857	4,447	7,907	10,152

	51,476	51,432	48,387	47,408	40,532

Less: Allowance for credit losses, discontinued operations	(123)	(123)	(123)	(123)	(123)

Total	$51,353	$51,309	$48,264	$47,285	$40,409

The increase in the unallocated allowance in 2003 relative to the unallocated allowance in 2002 reflected continued uncertainty surrounding near term economic conditions and the sustained effects of a weak economy over these two years. Additionally, as a result of the acquisitions of Century and Sequoia, historical loss experience data used in the allowance allocation estimates may not have corresponded with the characteristics of the existing current portfolio.

Management believes that the allowance for credit losses of $51.35 million at December 31, 2004 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.

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

Other Income

Noninterest income has been, and will continue to be, an important element of United’s profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income from continuing operations including net gains from securities transactions for the year of 2004 was $54.23 million, an increase of $2.15 million or 4.12% from the year of 2003. This rise in noninterest income from continuing operations was attributable to increased revenue from deposit services, trust and brokerage services and bank-owned life insurance.

Service charges, commissions and fees from customer accounts increased $1.71 million or 5.13% from 2003. This income includes charges and fees related to various banking services provided by United. The largest component within this category is fees from deposit services, which increased $1.04 million or 3.60% for the year of 2004 as compared to the year of 2003.

Trust income and brokerage commissions increased $1.13 million or 12.05% due to an increased volume of trust and brokerage business. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a large number of potential customers with high per capita incomes.

During 2004, United realized net gains on securities transactions of $1.10 million as compared to a net gain of $1.83 million during 2003.

All other noninterest income from continuing operations increased $1.87 million for the year of 2004 compared to the year of 2003 due mainly to income from bank-owned life insurance policies (BOLI). United added approximately $12 million of BOLI during 2004.

Consolidated noninterest income, including net gains and losses from securities transactions, decreased $16.25 million or 15.73% for 2004 when compared to 2003. Consolidated noninterest income for 2004 included a $17.0 million gain on the sale of the discontinued operations of Mason Mortgage.

Other Expense

Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense from continuing operations for the year of 2004 was $137.06 million, an increase of $7.52 million or 5.81% from the year of 2003. United incurred increases during 2004 in most major categories of noninterest expense from continuing operations mainly due to the Sequoia acquisition which was only included in United’s results for one quarter in 2003.

Salaries and benefits from continuing operations increased $1.68 million or 3.07% for the year of 2004 compared to the year of 2003. Salaries’ expense for 2004 was $45.17 million or 7.09% above the 2003 level due mainly to an increase in salary levels and in part to the Sequoia acquisition, which consummated during the fourth quarter of 2003.

Net occupancy expense from continuing operations in 2004 increased from 2003 levels by $1.28 million or 11.37%. The higher net occupancy expense for 2004 was due to increased building rental costs from the additional branch locations added by the Sequoia acquisition, included in United’s results only for the last three months of 2003.

For the year of 2004, United incurred pre-tax penalties of $18.98 million to prepay or refinance approximately $158.5 million of long-term FHLB advances. During 2003, United prepaid approximately $156.5 million of long-term FHLB advances which resulted in before-tax prepayment penalties of $16.69 million. United prepaid and refinanced these long-term FHLB advances to reduce interest expense in future periods.

Remaining other expense increased $2.28 million or 4.87% in 2004 from 2003 due to increased general operating expenses as a result of the Sequoia acquisition.

Consolidated noninterest expense decreased $22.25 million or 12.60% for the year ended December 31, 2004 as compared to the year ended 2003. The decrease in consolidated noninterest expense from the previous year was primarily due to the inclusion of expenses related to Mason Mortgage for only six months in 2004.

United’s consolidated efficiency ratio was 49.12% for the year of 2004 as compared to 57.04% for the year of 2003. This ratio compares favorably to an average efficiency ratio of 58.74% for United’s peer group of banking companies with an asset size of $5 to $10 billion.

Income Taxes

For the year ended December 31, 2004, consolidated income taxes were $40.10 million, compared to $33.76 million for 2003. Income taxes from continuing operations were $33.77 million for the year of 2004, an increase of $5.76 million from income taxes for the year of 2003 due to a higher level of earnings. For the years ended December 31, 2004 and 2003, United’s effective tax rates were 29.1% and 30.0%, respectively. For further details related to income taxes, see Note L to the Consolidated Financial Statements.

Quarterly Results

On a consolidated basis, all four quarters of 2004 showed increases in net income in comparison to each of the same respective four quarters of 2003. Consolidated net income for the first quarter of 2004 was $23.50 million or $0.53 per diluted share basis compared to $22.54 million or $0.53 per diluted share in 2003. For the second quarter 2004, consolidated net income was $24.21 million or $0.55 per share compared to $22.81 million or $0.54 in 2003. Third quarter 2004 consolidated net income was $24.54 million or $0.56 per diluted share as compared to $22.92 million or $0.55 per diluted share in 2003. Fourth quarter 2004 consolidated net income was $25.50 million or $0.58 per diluted share as compared to $10.50 million or $0.24 per diluted share in 2003. The results for the fourth quarter of 2003 included significant charges to prepay long-term debt.

In the fourth quarter of 2004, United reduced its income tax expense by approximately $2.5 million as a result of finalizing a tax examination for the years 2001 through 2003. In addition, United refinanced approximately $26 million of a long-term FHLB advance with an interest rate of 6.23% at an overnight interest rate of 2.17% which is expected to reduce interest expense in future periods. As a result of refinancing this advance, United incurred a before-tax penalty of approximately $2.97 million during the quarter.

Income from continuing operations was $25.50 million or $0.58 per diluted share for the fourth quarter of 2004 as compared to $8.67 million or $0.20 per diluted share for the fourth quarter of 2003. No income from discontinued operations was recorded for the fourth quarter of 2004 as the sale of Mason Mortgage occurred in the third quarter of 2004. Income from discontinued operations for the fourth quarter of 2003 totaled $1.8 million or $0.04 per diluted share.

Tax-equivalent net interest income from continuing operations for the fourth quarter of 2004 was $55.98 million, an increase of $5.49 million or 10.87% from the fourth quarter of 2003. This increase in tax-equivalent net interest income from continuing operations was due mainly to a $431.15 million or 8.05% increase in average earning assets as average loans for the fourth quarter of 2004 grew $437.34 million or 11.32% over last year’s fourth quarter. On a consolidated basis, which combines the results from continuing and discontinued operations, the net interest margin for the fourth quarter of 2004 was 3.86%, an increase of 10 basis points from 3.76% in the fourth quarter of 2003.

For the fourth quarter of 2004, the provision for credit losses was $1.33 million, a decrease of $174 thousand or 11.58% from the fourth quarter’s provision of $1.50 million in 2003. Net charge-offs were $1.45 million for the fourth quarter of 2004 as compared to $1.87 million for the fourth quarter of 2003.

Noninterest income from continuing operations for the fourth quarter of 2004 was $13.10 million, which was a decrease of $353 thousand or 2.62% from the fourth quarter of 2003 due mainly to a decline in fees from deposit services of $571 thousand or 7.34%. Noninterest expense from continuing operations decreased $15.75 million for the fourth quarter of 2004 as compared to the fourth quarter of 2003 due mainly to the previously mentioned prepayment penalties. United incurred penalties of $2.97 million to refinance debt in the fourth quarter of 2004 as compared to penalties of $16.69 million to prepay debt during the fourth quarter of 2003.

Additional quarterly financial data for 2004 and 2003 may be found in Note T to the Consolidated Financial Statements.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2004:

		Total Payments Due by Period
		One Year	One to	Three to	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits without a stated maturity (1)	$2,695,197	$2,695,197
Time deposits (2) (3)	1,633,324	1,007,388	$506,880	$89,743	$29,312
Short-term borrowings (2)	1,146,049	831,162	128,710	52,511	133,666
Long-term borrowings (2) (3)	561,459	152,704	1,950	509	406,295
Operating leases	30,589	5,237	9,240	7,816	8,296

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2004. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of an interest rate swap with a notional amount of $100.0 million. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2004 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note O to the Consolidated Financial Statements.

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

The following tables detail the amounts of significant commitments and letters of credit as of December 31, 2004:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$532,136
Credit card and personal revolving lines	106,421
Commercial	980,266

Total unused commitments	$1,618,823

Financial standby letters of credit	$80,994
Performance standby letters of credit	59,174
Commercial letters of credit	1,449

Total letters of credit	$141,617

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note N to the Consolidated Financial Statements.

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2004 and 2003:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2004	December 31, 2003
+100	2.55%	3.00%
-100	-5.20%	-1.60%

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 2.55% over one year as of December 31, 2004, as compared to an increase of 3.00% as of December 31, 2003. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.20% over one year as of December 31, 2004, as compared to a decrease of 1.60% as of December 31, 2003. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.

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

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At December 31, 2004, the fair value of the swap resulted in a $5.07 million liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet. The impact on earnings is the exchange of the fixed rate interest for variable rate LIBOR based interest. See Note O of the Consolidated Financial Statements for a further discussion of the interest rate swap.

Extension Risk

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage related securities generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, United’s holdings of mortgage related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

At December 31, 2004, United had approximately $987 million in mortgage related securities of which approximately $763 million or 77% are collateralized mortgage obligations (CMOs). These CMOs consisted predominantly of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 3.0 years and a weighted average yield of 3.80%, under current prepayment assumptions. These securities were selected for their overall total return characteristics. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would extend to 3.9 years with a slight increase in yield. The projected price decline in rates up 300 basis points would be 9.5%, roughly equivalent to a 3.5-year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.

United had approximately $40 million in 30-year mortgage backed securities with a projected yield of 6.51% and a projected average life of 3.2 years at December 31, 2004. These bonds are projected to be good risk/reward securities in stable and rates up moderate scenarios due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.

The remainder of the mortgage related securities portfolio at year end 2004 consisted of approximately $27 million in adjustable rate securities (ARMs), $27 million in balloon securities, $34 million in 10- year amortization pools, $29 million in 15-year mortgage pools, $52 million in 20-year pools and $15 million in various other securities.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. United has no intention at this time of utilizing any long-term funding sources other than FHLB advances and long-term certificates of deposit. See Notes I and J, Notes to Consolidated Financial Statements.

Cash flows provided by continuing operations in 2004 were $94.46 million as compared to cash provided by operations during 2003 of $86.37 million. The difference in cash flows between two years was primarily the result of increased income from continuing operations of $19.44 million in 2004 as compared to 2003. In 2004, investing activities of continuing operations used cash of $492.48 million as compared to net cash of $292.13 million used in 2003. Cash used in investing activities in 2004 was primarily to support loan growth of $467.71 million during the year. In 2003, cash used in investing activities was primarily due to $117.13 million of excess net purchases of investment securities over net proceeds from sales, maturities and calls of investment securities. For the year of 2004, net cash of $254.33 million was provided by financing activities primarily due to increases in total deposits and borrowings of $161.65 million and $171.10 million, respectively. Cash used in financing activities in 2004 included $43.97 million for payment of cash dividends and $40.81 million for acquisitions of United shares under the stock repurchase program. For the year of 2003, net cash of $283.58 million was provided by financing activities primarily due to a net increase in FHLB advances of $385.23 million and net proceeds of $44.12 million from debt related to trust preferred securities. Cash used in financing activities during 2003 included a decline in deposits of approximately $63.50 million, payment of $41.63 million in cash dividends and $37.36 million for acquisitions of United shares under the stock repurchase programs. Net cash provided by discontinued operations was $42.21 million and $1.76 million for the year 2004 and 2003, respectively. The net effect of this activity was a decrease in cash and cash equivalents of $101.48 million for the year of 2004 as compared to an increase in cash and cash equivalents of $79.58 million increase in cash and cash equivalents for the year of 2003. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

United anticipates no problems in its ability to service its obligations over the next 12 months. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has significant lines of credit available. See Notes J and K, Notes to Consolidated Financial Statements.

The Asset and Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset and Liability Committee.

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.58% at December 31, 2004 and 11.61% at December 31, 2003, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.39% and 8.60%, respectively, at December 31, 2004, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note R, Notes to Consolidated Financial Statements.

Total year end 2004 shareholders’ equity increased $16.32 million or 2.65% to $631.51 million from $615.19 million at December 31, 2003. United’s equity to assets ratio was 9.81% at December 31, 2004, as compared to 9.63% at December 31, 2003. The primary capital ratio, capital and reserves to total assets and reserves, was 10.53% at December 31, 2004, as compared to 10.35% at December 31, 2003. United’s average equity to average asset ratio was 9.98% and 9.78% for the years ended December 31, 2004 and 2003, respectively.

During the fourth quarter of 2004, United’s Board of Directors declared a cash dividend of $0.26 per share. Dividends per share of $1.02 for the year 2004 represented a 2% increase over the $1.00 per share paid for 2003. Total cash dividends declared to common shareholders were approximately $44.23 million for the year of 2004 as compared to $42.03 million for the year of 2003, an increase of 5.24%. The year 2004 was the 31st consecutive year of dividend increases to United shareholders.

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

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2004	2003	2002
Return on average assets	1.55%	1.36%	1.59%
Return on average equity	15.56%	13.86%	16.73%
Dividend payout ratio	45.24%	53.36%	45.41%
Average equity to average assets ratio	9.98%	9.78%	9.51%

2003 COMPARED TO 2002

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2003 were $6.39 billion, an increase of $590.1 million or 10.18% from year end 2002. United’s available for sale securities portfolio increased $244.32 million or 23.90% from December 31, 2002 as purchases of available for sale securities amounted to approximately $1.53 billion while approximately $1.39 billion of available for sale securities were sold, matured or called for the year of 2003. Securities held to maturity decreased $19.20 million or 7.30% as compared to year end 2002. Approximately $25.17 million of held to maturity securities matured or were called while only $875 thousand of held to maturity securities were purchased. Total portfolio loans increased $454.05 million or 12.97% primarily as a result of the acquisition of Sequoia Bancshares, Inc. (Sequoia) on October 10, 2003. Loans

held for sale decreased $3.46 million or 67.25% as sales of mortgage loans exceeded originations for the year of 2003. Cash and cash equivalents increased $77.82 million, goodwill increased $79.24 million as a result of consummation of the Sequoia acquisition, and all remaining categories of assets related to continuing operations increased $89.07 million, principally due to purchases of bank-owned life insurance. Assets related to discontinued operations declined $331.81 million or 49.81% due mainly to a decrease in loans held for sale.

Total deposits at December 31, 2003 increased $322.66 million or 8.46% since year end 2002 primarily as a result of the acquisition of Sequoia. In terms of composition, interest-bearing deposits increased $83.24 million while noninterest-bearing deposits increased $239.42 million from December 31, 2002. United’s total borrowed funds increased $525.61 million or 70.46% for the year of 2003. Short-term borrowings increased $88.39 million as United utilized these borrowings to take advantage of low short-term interest rates. Long-term FHLB borrowings increased $376.13 million to partially fund the increase in portfolio loans. Other long-term borrowing increased $61.09 million from year end 2002 as United issued $47 million and acquired $14.09 million of trust preferred securities from the consummation of the Sequoia merger during the fourth quarter of 2003. In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). United determined that the provisions of FIN 46 required de-consolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures. The debentures are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” Accrued expenses and other liabilities increased $3.19 million or 6.54% since year end 2002 due primarily to deferred compensation assumed in the Sequoia acquisition. Liabilities related to discontinued operations declined $338.13 million or 52.93% due to reduced funding needs related to the decline in loans held for sale.

Shareholders’ equity increased $73.65 million or 13.60% from December 31, 2002 translating into a book value per share of $14.08 compared to $12.88 at December 31, 2002. The increase in shareholders’ equity was due mainly to the acquisition of Sequoia which added approximately $77.48 million to equity and to net retained earnings in excess of dividends for the year of $36.77 million. During 2003, United repurchased a total of 1,257,135 shares of treasury stock for $37.36 million. Of the total shares repurchased, 848,700 shares were repurchased to complete a plan announced by United in February of 2002. At the May 2003 Board Meeting, a new repurchase plan was approved whereby United could buy up to 1,650,000 shares of its common stock in the open market. During 2003, 408,435 shares were repurchased under the plan approved in 2003. United continues to balance capital adequacy and the return to shareholders. At December 31, 2003, United’s regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions.

EARNINGS SUMMARY

As previously mentioned, on July 7, 2004, United consummated the sale of its wholly-owned mortgage banking subsidiary, Mason Mortgage. The results of operations for Mason Mortgage are reported as income from discontinued operations. Information referred to on a consolidated basis combines the results of continuing and discontinued operations.

For the year ended December 31, 2003, consolidated net income decreased 11.43% to $78.77 million from $88.94 million for the year ended December 31, 2002. These results include significant charges to prepay certain Federal Home Loan Bank (FHLB) long-term advances incurred during the fourth quarter of 2003 in light of the low interest rate environment and significant liquidity arising from the former mortgage banking subsidiary’s reduced originations. Prepayment penalties of $16.69 million are included in noninterest expense from continuing operations as a result of prepaying $156.5 million of FHLB advances with a weighted average interest rate of 6.18%. On a diluted per share basis, consolidated net income of $1.85 for 2003 decreased 10.41% from $2.06 in 2002, principally due to the aforementioned prepayment penalties.

Net income from continuing operations for the year of 2003 was $64.08 million, a decrease of $14.14 million or 18.08% from the year of 2002. These results included the aforementioned before-tax penalties of $16.69 million for the prepayment of FHLB advances. Diluted earnings per share from continuing operations were $1.50 and $1.81 for the year of 2003 and 2002, respectively.

Net income from discontinued operations for the year of 2003 was $14.69 million as compared to $10.71 million for the year of 2002. Diluted earnings per share from discontinued operations were $0.35 and $0.25 for the year of 2003 and 2002, respectively.

The 2003 consolidated results represented a return on average shareholders’ equity of 13.86% and a return on average assets of 1.36%. Although these returns are much lower due to the expense associated with the prepayment penalties than have been achieved in the past, United continues to be one of the nation’s best-performing regional banking companies.

Consolidated net interest income decreased $13.56 million or 6.56% for the year of 2003 when compared to 2002. Consolidated noninterest income increased $29.84 million or 40.61% for 2003 when compared to 2002 while consolidated noninterest expense increased $32.55 million or 22.58% over the same time period.

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

Consolidated tax-equivalent net interest income of $203.41 million for the year 2003 decreased $14.49 million or 6.65% from $217.90 million for the year of 2002. Tax-equivalent net interest income from continuing operations for the year of 2003 was $187.07 million, a decrease of $18.21 million or 8.87% from the year of 2002. United’s consolidated tax-equivalent net interest margin was 3.77% for the year of 2003 and 4.15% for 2002. As was the case with many financial institutions, United’s net interest margin contracted in 2003 as assets repriced at historically low levels with little flexibility for a corresponding decrease in rates paid on its interest-bearing liabilities. The prepayment of higher cost FHLB advances was made in anticipation of a rise in interest rates as the economy began to recover.

Consolidated tax-equivalent interest income of $307.57 million decreased $42.89 million or 13.94% for the year 2003 as a result of a lower yield on average interest-earning assets. Overall, the yield on average interest-earning assets decreased 97 basis points from 6.68% in 2002 to 5.71% in 2003. Average earning assets increased $141.46 million or 2.69% primarily due to an increase in the volume of interest-earning assets in the community banking segment resulting from the Sequoia acquisition. This increase in average interest-earning assets resulted in an $8.15 million increase in interest income which was not enough to offset the decrease in interest income due to the change in rates. The yield on average loans, net of unearned income, decreased 86 basis points from 6.88% in the year 2002 to 6.02% in the year 2003 while the yield on average securities was 4.83% for the year 2003, down 117 basis points from 6.00% for 2002. Tax-equivalent interest income from continuing operations for the year of 2003 was $282.58 million, a decrease of $51.88 million or 15.51% from the year of 2002.

Consolidated interest expense of $104.15 million decreased $28.41 million or 21.43% in 2003 compared to 2002. This decrease was attributed primarily to a decrease in funding costs and lower deposit interest expense. Overall, the average cost of funds decreased 68 basis points from 3.03% in 2002 to 2.35% in 2003. The average cost of interest-bearing deposits decreased 80 basis points from 2.52% in 2002 to 1.72% in 2003. The average cost of short-term and long-term borrowings decreased 64 basis points and 44 basis points, respectively, from 1.96% and 6.18% in 2002 to 1.32% and 5.74% in 2003, respectively. United’s average interest-bearing deposits decreased $31.80 million while average short-term borrowings increased $33.64 million and average FHLB and other long-term borrowings increased $60.46 million. Interest expense from continuing operations for the year of 2003 was $95.50 million, a decrease of $33.67 million or 26.07% from the year of 2002.

Provision for Credit Losses

For the years ended December 31, 2003 and 2002, the provision for credit losses was $7.48 million and $8.94 million, respectively. Net charge-offs were $8.29 million for the year of 2003 as compared to net charge-offs of $7.96 million for the year of 2002.

At December 31, 2003, the allowance for credit losses was $51.31 million, compared to $48.26 million at December 31, 2002. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.30% and 1.38% at December 31, 2003 and 2002, respectively. The ratio of the allowance for credit losses to nonperforming loans was 276.2% and 314.4% at December 31, 2003 and 2002, respectively.

Other Income

Consolidated noninterest income, including net gains and losses from securities transactions, increased $29.84 million or 40.61% for 2003 when compared to 2002. Consolidated noninterest income, excluding securities gains and losses, increased $21.74 million or 27.26% for the year of 2003 when compared to the year of 2002. These consolidated results were achieved primarily due to a combination of increased revenues from the discontinued mortgage banking operations of Mason Mortgage and the wealth management and deposit services areas from continuing operations.

Noninterest income from continuing operations including net gains and losses from securities transactions, for the year of 2003 was $52.08 million, an increase of $14.30 million or 37.84% from the year of 2002. Noninterest income from continuing operations, excluding securities gains and losses, increased $6.20 million or 14.08% for the year of 2003 when compared to the year of 2002. This rise in noninterest income from continuing operations was attributable to increased revenue from deposit, trust and brokerage services and bank-owned life insurance.

Service charges, commissions and fees from customer accounts increased $2.52 million or 8.18% from 2002. This income includes charges and fees related to various banking services provided by United. The largest component within this category is fees from deposit services, which increased $2.03 million or 8.67% for the year of 2003 as compared to the year of 2002.

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

All other noninterest income from continuing operations increased $2.35 million for the year of 2003 compared to the year of 2002 due mainly to income from bank-owned life insurance policies (BOLI). United added approximately $80 million of BOLI during 2003.

Other Expense

Consolidated noninterest expense increased $32.55 million or 22.58% for the year ended December 31, 2003 as compared to the year ended 2002. The increases in consolidated noninterest expense from the previous year end were primarily due to the prepayment penalties of $16.69 million associated with the prepayment of $156.5 million of FHLB advances, and increases in salaries and employee benefits as a result of record originations in the discontinued mortgage banking segment where compensation and incentives for its personnel were tied to activity levels.

Noninterest expense from continuing operations for the year of 2003 was $129.54 million, an increase $19.81 million or 18.06% from the year of 2002. Most of this increase was due primarily to the aforementioned prepayment penalties on FHLB advances.

Salaries and benefits from continuing operations increased $2.34 million or 4.46% for the year of 2003 compared to the year of 2002. Salaries’ expense for 2003 was $42.18 million or 3.56% above the 2002 level due mainly to an increase in salary levels and in part to the Sequoia acquisition, which consummated during the fourth quarter of 2003. Benefits’ expense also increased due to $986 thousand of additional pension and insurance expense in 2003.

Net occupancy expense from continuing operations in 2003 decreased from 2002 levels by $496 thousand or 4.22%. The lower net occupancy expense for 2003 was due to a decrease building depreciation expense which more than offset increased building rental costs from the additional branch locations added by the Sequoia acquisition, included in United’s results for the last three months of 2003.

Remaining other expense, excluding the prepayment penalties, increased $1.27 million or 2.80% in 2003, which was relatively flat compared to 2002.

United’s consolidated efficiency ratio increased in 2003 from traditionally low levels mainly as a result of a compressing net interest margin, significant charges due the prepayment of FHLB advances, and increased expenses of the discontinued mortgage banking operations. The consolidated efficiency ratio was 57.05% for the year of 2003 compared to 47.59% for 2002. The consolidated efficiency ratio of 57.05% for 2003 still compares favorably to an average efficiency ratio of 58.81% for peer group banking companies with an asset size of $5 to $10 billion.

Income Taxes

For the year ended December 31, 2003, consolidated income taxes were $33.76 million, compared to $39.40 million for 2002. Income taxes from continuing operations were $28.01 million for the year of 2003, a decrease of $7.20 million from income taxes for the year of 2002 due to a lower level of earnings. For the years ended December 31, 2003 and 2002, United’s effective tax rates were 30.0% and 30.7%, respectively.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s audit report on management’s assessment of the Company’s internal control over financial reporting appears on page 44 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that United Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of United Bankshares, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 11, 2005

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 11, 2005

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31	December 31
(Dollars in thousands, except par value)	2004	2003
Assets
Cash and due from banks	$132,306	$211,406
Interest-bearing deposits with other banks	21,159	32,280
Federal funds sold	—	5,432

Total cash and cash equivalents	153,465	249,118
Securities available for sale at estimated fair value (amortized cost-$1,266,931 at December 31, 2004 and $1,251,357 at December 31, 2003)	1,277,160	1,266,635
Securities held to maturity (estimated fair value-$241,592 at December 31, 2004 and $253,704 at December 31, 2003)	233,282	243,975
Loans held for sale	3,981	1,687
Loans	4,424,702	3,960,637
Less: Unearned income	(6,426)	(5,403)

Loans net of unearned income	4,418,276	3,955,234
Less: Allowance for loan losses	(43,365)	(41,578)

Net loans	4,374,911	3,913,656
Bank premises and equipment	41,564	44,102
Goodwill	166,926	169,655
Accrued interest receivable	27,371	26,679
Other assets	157,311	137,883
Assets related to discontinued operations	—	334,340

TOTAL ASSETS	$6,435,971	$6,387,730

Liabilities
Deposits:
Noninterest-bearing	$885,339	$893,627
Interest-bearing	3,412,224	3,244,860

Total deposits	4,297,563	4,138,487
Borrowings:
Federal funds purchased	131,106	90,540
Securities sold under agreements to repurchase	546,425	549,163
Federal Home Loan Bank borrowings	669,322	519,709
Other short-term borrowings	4,427	22,239
Other long-term borrowings	89,433	89,954
Allowance for lending-related commitments	7,988	9,731
Accrued expenses and other liabilities	58,200	51,962
Liabilities related to discontinued operations	—	300,754

TOTAL LIABILITIES	5,804,464	5,772,539
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at December 31, 2004 and December 31, 2003, including 1,312,387 and 631,232 shares in treasury at December 31, 2004 and December 31, 2003, respectively	110,802	110,802
Surplus	99,773	110,592
Retained earnings	459,393	405,859
Accumulated other comprehensive income	3,739	6,512
Treasury stock, at cost	(42,200)	(18,574)

TOTAL SHAREHOLDERS’ EQUITY	631,507	615,191

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,435,971	$6,387,730

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands, except per share data)	2004	2003	2002
Interest income
Interest and fees on loans	$229,153	$211,096	$242,834
Interest on federal funds sold and other short-term investments	406	1,057	607
Interest and dividends on securities:
Taxable	55,436	51,701	70,589
Tax-exempt	8,355	8,666	9,453

Total interest income	293,350	272,520	323,483

Interest expense
Interest on deposits	48,380	53,683	79,562
Interest on short-term borrowings	7,400	7,361	10,266
Interest on long-term borrowings	33,134	34,460	39,347

Total interest expense	88,914	95,504	129,175

Net interest income	204,436	177,016	194,308
Provision for credit losses	4,520	7,475	8,937

Net interest income after provision for credit losses	199,916	169,541	185,371

Other income
Income from mortgage banking operations	729	2,570	1,727
Service charges, commissions, and fees	34,953	33,247	30,732
Fees from trust and brokerage services	10,518	9,387	8,892
Security gains (losses)	1,110	1,830	(6,266)
Other income	6,921	5,050	2,702

Total other income	54,231	52,084	37,787

Other expense
Salaries and employee benefits	56,526	54,843	52,501
Net occupancy expense	12,551	11,270	11,766
Prepayment penalties on FHLB advances	18,975	16,691	—
Other expense	49,009	46,734	45,461

Total other expense	137,061	129,538	109,728

Income from continuing operations before income taxes	117,086	92,087	113,430
Income taxes	33,771	28,010	35,211

Income from continuing operations	83,315	64,077	78,219

Gain on sale of discontinued operations	17,000	—	—
Other operating income	3,780	20,433	14,903

Income from discontinued operations before income taxes	20,780	20,433	14,903
Income taxes	6,333	5,745	4,189

Income from discontinued operations	14,447	14,688	10,714

Net income	$97,762	$78,765	$88,933

CONSOLIDATED STATEMENTS OF INCOME - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands, except per share data)	2004	2003	2002
Earnings per common share from continuing operations:
Basic	$1.92	$1.52	$1.84

Diluted	$1.89	$1.50	$1.81

Earnings per common share from discontinued operations:
Basic	$0.33	$0.35	$0.25

Diluted	$0.33	$0.35	$0.25

Earnings per common share:
Basic	$2.25	$1.87	$2.09

Diluted	$2.22	$1.85	$2.06

Dividends per common share	$1.02	$1.00	$0.95

Average outstanding shares:
Basic	43,404,586	42,076,180	42,537,980
Diluted	43,978,914	42,620,568	43,113,347

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2002	43,381,769	$108,454	$84,122	$320,577	$4,351	($10,975)	$506,529

Comprehensive income, net of tax:
Net income				88,933			88,933
Unrealized gain on securities of $4,084 net of reclassification adjustment for losses included in net income of $4,073					8,157		8,157
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					552		552

Total comprehensive income, net of tax							97,642

Purchase of treasury stock (1,247,000 shares)						(36,899)	(36,899)
Fair value of vested stock options exchanged in the acquisition of Century Bancshares, Inc.			10,283				10,283
Common dividends declared ($0.95 per share)				(40,388)			(40,388)
Common stock options exercised (341,503 shares)			(5,045)			9,417	4,372

Balance at December 31, 2002	43,381,769	108,454	89,360	369,122	13,060	(38,457)	541,539

Comprehensive income, net of tax:
Net income				78,765			78,765
Unrealized gain on securities of $8,235 net of reclassification adjustment for losses included in net income of $1,189					(7,044)		(7,044)
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					496		496

Total comprehensive income, net of tax							72,217

Acquisition of Sequoia Bancshares, Inc. (2,639,062 shares)	939,063	2,348	26,060			49,072	77,480
Purchase of treasury stock (1,257,135 shares)						(37,361)	(37,361)
Common dividends declared ($1.00 per share)				(42,028)			(42,028)
Common stock options exercised (274,191 shares)			(4,828)			8,172	3,344

Balance at December 31, 2003	44,320,832	110,802	110,592	405,859	6,512	(18,574)	615,191

Comprehensive income, net of tax:
Net income				97,762			97,762
Unrealized losses on securities of $2,558 net of reclassification adjustment for gains included in net income of $723					(3,281)		(3,281)
Amortization of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					508		508

Total comprehensive income, net of tax							94,989

Purchase of treasury stock (1,245,542 shares)						(40,812)	(40,812)
Common dividends declared ($1.02 per share)				(44,228)			(44,228)
Common stock options exercised (564,387 shares)			(10,819)			17,186	6,367

Balance at December 31, 2004	44,320,832	$110,802	$99,773	$459,393	$3,739	($42,200)	$631,507

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$83,315	$64,077	$78,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,520	7,475	8,937
Depreciation, amortization and accretion	13,556	18,284	5,602
(Gain) loss on sales of bank premises and equipment	(225)	163	(212)
(Gain) loss on securities transactions	(1,110)	(1,830)	6,266
Loans originated for sale	(51,043)	(132,505)	(112,447)
Proceeds from sales of loans	49,481	138,539	117,227
Gain on sales of loans	(732)	(2,570)	(1,727)
Deferred income tax expense (benefit)	6,655	(1,718)	4,785
Changes in:
Loans held for sale			1,155
Interest receivable	(692)	2,050	4,868
Other assets	(15,002)	3,301	(2,378)
Accrued expenses and other liabilities	5,738	(8,893)	(763)

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,461	86,373	109,532

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from maturities and calls of held to maturity securities	15,390	25,074	19,288
Purchases of held to maturity securities	(4,004)	(875)	(7)
Proceeds from sales of securities available for sale	257,689	119,948	130,885
Proceeds from maturities and calls of securities available for sale	617,942	1,273,656	522,674
Purchases of securities available for sale	(896,977)	(1,534,937)	(524,947)
Purchases of bank owned life insurance	(11,809)	(72,167)
Net cash of acquired subsidiary		(7,685)
Net purchases of bank premises and equipment	(3,003)	(694)	(5,341)
Net change in loans	(467,709)	(94,450)	(10,562)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(492,481)	(292,130)	131,990

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Dividends paid	(43,967)	(41,625)	(39,753)
Acquisition of treasury stock	(40,812)	(37,361)	(36,899)
Proceeds from exercise of stock options	6,367	3,344	4,372
Net proceeds from debt related to trust preferred securities		44,120	19,405
Repayment of long-term Federal Home Loan Bank borrowings	(172,432)	(107,952)	(298,875)
Proceeds from long-term Federal Home Loan Bank borrowings	248,511	493,177	225
Changes in:
Time deposits	15,959	(249,443)	371,130
Other deposits	145,692	185,944	(291,449)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	95,016	(6,629)	46,421

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	254,334	283,575	(225,423)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	42,210	1,760	1,670

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(101,476)	79,578	17,769

Cash and cash equivalents at beginning of year, continuing operations	249,118	171,300	155,201
Cash and cash equivalents at beginning of year, discontinued operations	5,823	4,063	2,393

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	254,941	175,363	157,594

Cash and cash equivalents at end of year, continuing operations	153,465	249,118	171,300
Cash and cash equivalents at end of year, discontinued operations		5,823	4,063

CASH AND CASH EQUIVALENTS AT END OF YEAR	$153,465	$254,941	$175,363

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2004

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. Prior to July 7, 2004, United’s principal business activities were community banking and mortgage banking. On July 7, 2004, United closed the sale of its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage) to Cardinal Financial Corporation of McLean, Virginia. United’s mortgage banking activities were conducted primarily through Mason Mortgage. The principal markets of United Bankshares, Inc. and subsidiaries (United) are Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia and Arlington, Fairfax, Loudoun and Prince William counties, Virginia.

Discontinued Operations: The business related to Mason Mortgage is accounted for as discontinued operations as required by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In accordance with SFAS No. 144, the results of operations and cash flows for Mason Mortgage have been removed from United’s results of continuing operations and presented as discontinued operations for all periods presented.

Operating Segments: Prior to July 7, 2004, United operated community banking and mortgage banking segments. As noted above, United sold its wholly owned mortgage banking subsidiary, Mason Mortgage, on July 7, 2004, essentially exiting the wholesale mortgage banking business. Mason Mortgage, which was previously reported as a separate segment, is now presented as discontinued operations for all periods presented.

Basis of Presentation: The consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued in January 2003. In accordance with FIN 46R, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity’s assets, liabilities, and result of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting trusts. United determined that the provisions of FIN 46R required de-consolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46R, United consolidated the trust and the balance sheet included the guaranteed beneficial interest in the subordinated debentures of the trusts. At the adoption of FIN 46R on December 31, 2003, the trusts were de-consolidated and the junior subordinated debentures of United owned by the subsidiary trusts were recorded. Application of FIN 46R to its investment in subsidiary trusts did not materially impact the financial statements of United.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Gains or losses on sales of securities recognized by the specific identification method are reported in securities gains and losses within noninterest income of the Consolidated Statements of Income. United reviews available-for-sale and held-to-maturity securities on a quarterly basis for possible impairment. United determines whether a decline in fair value below the amortized cost basis of a security is other-than-temporary. This determination requires significant judgment. In making this judgment, United’s review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, recent changes in external credit ratings and United’s intent and ability to hold the security. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains and losses within noninterest income of the Consolidated Statements of Income.

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

Allowance for Credit Losses: United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The allowance for credit losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

In determining the adequacy of the allowance for credit losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. For impaired loans, specific allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factors to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Management believes that the allowance for credit losses is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.

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

Other Real Estate Owned: At December 31, 2004 and 2003, other real estate owned (OREO) included in Other Assets in the Consolidated Balance Sheets was $3,692,000 and $3,203,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising Costs: Advertising costs are generally expensed as incurred. Advertising expense was $3,075,000, $2,553,000 and $2,695,000 for the years of 2004, 2003, and 2002, respectively.

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

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. United incurred amortization expense of $2,726,000, $2,070,000 and $1,846,000 in 2004, 2003, and 2002, respectively, related to all intangible assets. Effective January 1, 2002, United discontinued the amortization of certain intangibles. As of December 31, 2004 and 2003, total goodwill approximated $166,926,000 and $169,655,000.

Derivative Financial Instruments: United accounts for its derivative financial instruments in accordance with FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended.

During 2003, United entered into an interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. Under the swap agreement, United will receive payment streams at a fixed rate of interest while paying a variable rate of interest. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. Under the provisions of SFAS No. 133, the interest rate swap is considered a fair value hedge used to hedge changes in the fair value of assets and liabilities due to changes in interest rates or other factors. The swap qualifies for the shortcut method of accounting treatment because the critical terms of the FHLB advance and the fixed rate payments to be received on the swap coincide and thus are effective in offsetting changes in the fair value of the FHLB advance over its remaining term. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet. The impact on earnings is the exchange of the fixed rate interest for variable rate London Interbank Offering Rate (LIBOR) based interest.

Stock Options: United has stock option plans for certain employees that are currently accounted for under the intrinsic value method. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense has been recognized.

In December 2004, FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), ''Share-Based Payment’’ which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (APB 25), ''Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. Prior to 2004, United disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. At this time, United plans on using a binomial lattice model to value options granted in 2004 and for future grants.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee stock options compared to the Black- Scholes options pricing model. For United, the difference in fair values calculated under each option pricing model is immaterial. The table below reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during 2004, 2003, and 2002. United will continue to evaluate the method of adoption and will begin to apply SFAS 123R as of the interim reporting period ending September 30, 2005, as required. United does expect the adoption to have an adverse impact on its consolidated statements of income and net income per share.

The following pro forma disclosures present United’s consolidated net income and diluted consolidated earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value the option at the date of grant amortized over the vesting period of the option:

	Year Ended December 31,
(Dollars in thousands, except per share)	2004	2003	2002
Net Income, as reported	$97,762	$78,765	$88,933
Less pro forma expense related to options granted, net of tax	(1,061)	(872)	(788)

Pro forma net income	$96,701	$77,893	$88,145

Pro forma net income per share:
Basic — as reported	$2.25	$1.87	$2.09
Basic — pro forma	$2.23	$1.85	$2.07

Diluted — as reported	$2.22	$1.85	$2.06
Diluted — pro forma	$2.20	$1.83	$2.04

The estimated fair value of the options at the date of grant was $6.98, $5.32 and $5.03 for the options granted during 2004, 2003 and 2002, respectively. The fair value of the options for 2004 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.66%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.2223; and a weighted-average expected option life of 6.01 years. The fair value of the options for 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.90% and 3.63%; dividend yields of 3.48%, and 3.55%; volatility factors of the expected market price of United’s common stock of 0.2090 and 0.2130 and a weighted-average expected option life of 7.00 years.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), United did not recognize any such amounts in operating cash flows for the years of 2004, 2003 and 2002.

Treasury Stock: United records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the weighted-average cost method.

Trust Assets and Income: Assets held in a fiduciary or agency capacity for customers are not included in the balance sheets since such items are not assets of the company. Trust income is reported on an accrual basis.

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 574,328 shares in 2004, 544,388 shares in 2003 and 575,367 shares in 2002. There are no other common stock equivalents. Basic and diluted earnings per common share for income from continuing and discontinued operations are calculated in a similar manner.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2004	2003	2002
Numerators for both basic and diluted earnings per share:
Income from Continuing Operations	$83,315	$64,077	$78,219
Income from Discontinued Operations	14,447	14,688	10,714

Net Income	$97,762	$78,765	$88,933

Denominators:
Average common shares outstanding — basic	43,404,586	42,076,180	42,537,980
Equivalents from stock options	574,328	544,388	575,367

Average common shares outstanding — diluted	43,978,914	42,620,568	43,113,347

Basic Earnings Per Share:
Income from Continuing Operations	$1.92	$1.52	$1.84
Income from Discontinued Operations	0.33	0.35	0.25

Net Income	$2.25	$1.87	$2.09

Diluted Earnings Per Share:

Income from Continuing Operations	$1.89	$1.50	$1.81
Income from Discontinued Operations	0.33	0.35	0.25

Net Income	$2.22	$1.85	$2.06

Other Recent Accounting Pronouncements: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” which addresses accounting for acquired loans, including debt securities. Under SOP 03-3, acquired loans with differences between contractual cash flows and cash flows expected to be collected from a purchaser’s initial investment attributable, at least in part, to a deterioration in credit quality since origination are recorded at the amount of the purchaser’s initial investment and no valuation allowances of the seller are carried over by the buyer. In addition, SOP 03-3 requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the financial position or results of operations of United.

NOTE B—DISCONTINUED OPERATIONS

On July 7, 2004, United closed the sale of its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage) to Cardinal Financial Corporation (Cardinal) of McLean, Virginia for an amount equivalent to Mason Mortgage’s net worth plus cash of $17 million in exchange for all of the outstanding membership interests in Mason Mortgage. With an increasing interest rate environment approaching at the time of the sale, United believed the time was right to sell its mortgage banking subsidiary. United felt that it had achieved the best from its mortgage banking segment during an extended period of historically low interest rates. United will continue to focus on retail mortgage lending through its banking subsidiaries, Mason Mortgage, which was previously reported as a separate segment, is presented as discontinued operations for all periods presented in these financial statements.

NOTE B—DISCONTINUED OPERATIONS - continued

The following table lists the assets and liabilities of Mason Mortgage included in the December 31, 2003 consolidated balance sheet as assets and liabilities related to discontinued operations that were sold on July 7, 2004:

December 31, 2003
Assets:
Cash and cash equivalents	$5,823
Loans held for sale	179,499
Net loans	140,662
Premises and equipment, net	2,252
Interest Receivable	419
Other Assets	5,685

Total Assets	$334,340

Liabilities:
Long term borrowings	$248,511
Accrued expenses and other liabilities	52,243

Total Liabilities	$300,754

The results of Mason Mortgage are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. The income from discontinued operations for the years ended December 31, 2004, 2003 and 2002 is presented below:

Statements of Income for Discontinued Operations

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Interest income	$6,850	$24,988	$15,995
Interest expense	1,543	8,647	3,382

Net interest income	5,307	16,341	12,613

Other income:
Service charges, commissions, and fees	565	1,896	1,277
Income from mortgage banking operations	15,271	49,336	34,415
Gain on sale of discontinued operations	17,000	—	—

Total other income	32,836	51,232	35,692

Other expense:
Salaries and employee benefits expense	13,574	38,456	27,498
Net occupancy expense	985	1,822	1,279
Other noninterest expense	2,804	6,862	4,625

Total other expense	17,363	47,140	33,402

Income from discontinued operations before income taxes	20,780	20,433	14,903

Income taxes	6,333	5,745	4,189

Income from discontinued operations	$14,447	$14,688	$10,714

NOTE C—INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,395	$8	$20	$13,383
State and political subdivisions	67,054	2,387	91	69,350
Mortgage-backed securities	986,328	9,051	6,251	989,128
Marketable equity securities	8,597	1,500	39	10,058
Other	191,557	3,844	160	195,241

Total	$1,266,931	$16,790	$6,561	$1,277,160

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,681	$158	$3	$32,836
State and political subdivisions	70,532	3,008	120	73,420
Mortgage-backed securities	954,567	13,978	5,565	962,980
Marketable equity securities	12,843	1,503	101	14,245
Other	180,734	3,549	1,129	183,154

Total	$1,251,357	$22,196	$6,918	$1,266,635

The amortized cost and estimated fair value of securities available for sale at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $986,328,000 and an estimated fair value of $989,128,000 at December 31, 2004 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$12,420	$12,418
Due after one year through five years	17,241	21,747
Due after five years through ten years	299,627	299,395
Due after ten years	929,046	933,542
Marketable equity securities	8,597	10,058

Total	$1,266,931	$1,277,160

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue

NOTE C—INVESTMENT SECURITIES - continued

provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the FASB delayed the guidance regarding measurement and recognition to be effective in reporting periods after June 15, 2004; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. United will continue to evaluate the impact of EITF 03-1 once final guidance is issued.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2004 and 2003:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
(In thousands)	Value	Losses	Value	Losses
2004
Treasuries and agencies	$10,465	$20
State and political	5,442	72	$1,247	$19
Mortgage-backed	479,144	4,339	147,170	1,912
Marketable equity securities	177	23	748	16
Other	20,619	126	4,929	34

Total	$515,847	$4,580	$154,094	$1,981

2003
Treasuries and agencies	$8,490	$3
State and political	4,122	120
Mortgage-backed	457,983	5,562	$828	$3
Marketable equity securities			4,810	101
Other	21,679	487	17,754	642

Total	$492,274	$6,172	$23,392	$746

At December 31, 2004, securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. Management does not believe any individual unrealized loss as of December 31, 2004 represents other than temporary impairment. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA rated securities issued by FNMA, FHLMC, GNMA, and CountryWide. United has the ability to hold these securities until such time as the value recovers or the securities mature.

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,886	$1,220		$13,106
State and political subdivisions	71,929	2,705	$4	74,630
Mortgage-backed securities	588	35		623
Other	148,879	6,926	2,572	153,233

Total	$233,282	$10,886	$2,576	$241,592

NOTE C—INVESTMENT SECURITIES - continued

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,978	$1,164		$13,142
State and political subdivisions	80,607	3,718	$2	84,323
Mortgage-backed securities	1,056	68		1,124
Other	150,334	8,673	3,892	155,115

Total	$243,975	$13,623	$3,894	$253,704

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2004 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $588,000 and an estimated fair value of $623,000 at December 31, 2004 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$1,254	$1,261
Due after one year through five years	47,354	50,840
Due after five years through ten years	23,841	24,803
Due after ten years	160,833	164,688

Total	$233,282	$241,592

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,034,573,000 and $1,068,142,000 at December 31, 2004 and 2003, respectively.

The following is a summary of the amortized cost of available for sale securities at December 31:

	2004	2003	2002
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$13,395	$32,681	$29,099
States and political subdivisions	67,054	70,532	64,259
Mortgage-backed securities	986,328	954,567	737,829
Marketable equity securities	8,597	12,843	8,261
Other	191,557	180,734	156,750

TOTAL AVAILABLE FOR SALE SECURITIES	$1,266,931	$1,251,357	$996,198

NOTE C—INVESTMENT SECURITIES – continued

The following is a summary of the amortized cost of held to maturity securities at December 31:

	2004	2003	2002
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$11,886	$11,978	$17,062
States and political subdivisions	71,929	80,607	85,537
Mortgage-backed securities	588	1,056	2,627
Other	148,879	150,334	157,950

TOTAL HELD TO MATURITY SECURITIES	$233,282	$243,975	$263,176

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment risk. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $2,835,000 and $8,481,000 on all mortgage-backed securities at December 31, 2004 and 2003, respectively.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2004, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$9,414	1.46%	$2,991	3.41%	$990	4.95%	$11,886	5.65%
States and political subdivisions (1)	1,669	8.15%	16,190	7.52%	35,828	7.05%	85,296	7.39%
Mortgage-backed securities			12,267	5.20%	286,651	3.96%	687,998	4.19%
Other (2)	2,590	3.50%	33,147	6.59%			313,296	5.33%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

(2)	Includes marketable equity securities available for sale.

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

For the years ended December 31, 2004, 2003 and 2002, United received cash of $12,789,000, $15,146,000 and $8,385,000, respectively, on the retained interest in the securitization.

NOTE D—ASSET SECURITIZATION – continued

Key economic assumptions used in measuring the fair value of the retained interests were as follows:

	December 31
	2004	2003
Weighted-average life (in years)	1.7	2.7
Prepayment speed assumption (annual rate)	15.19% - 33.00%	15.19% - 42.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	5.02% - 11.08%	4.03% - 9.80%

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	December 31
(In thousands)	2004	2003
Fair value of retained interests	$8,276	$21,066

Prepayment curve:
Increase in fair value of 10% adverse change	$267	$242
Increase in fair value of 20% adverse change	$518	$448

Default curve:
Decline in fair value of 10% adverse change	$4,570	$4,480
Decline in fair value of 20% adverse change	$6,803	$9,182

Discount rate:
Decline in fair value of 10% adverse change	$126	$415
Decline in fair value of 20% adverse change	$248	$798

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

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

			Principal Amount of
	Total Principal		Loans 60 Days
(In thousands)	Amount of Loans		or More Past Due		Average Balances		Net Credit Losses
	At December 31,				During the Year
Type of Loan	2004	2003	2004	2003	2004	2003	2004	2003
Residential mortgage loans (fixed-rate)	$25,207	$41,763	$617	$865	$32,632	$54,965	$896	$2,931

NOTE E—LOANS

Major classifications of loans are as follows:

	December 31
	2004	2003	2002	2001	2000
	(In thousands)
Commercial, financial and agricultural	$864,511	$791,219	$698,315	$662,070	$564,887
Real estate mortgage	2,849,917	2,590,527	2,323,582	2,293,318	2,148,751
Real estate construction	303,516	173,826	108,169	195,063	164,505
Installment	406,758	405,065	374,241	354,934	319,351
Less: Unearned interest	(6,426)	(5,403)	(3,119)	(3,051)	(5,000)

Total loans	4,418,276	3,955,234	3,501,188	3,502,334	3,192,494

Allowance for loan losses	(43,365)	(41,578)	(41,621)	(43,170)	(38,406)

TOTAL LOANS, NET	$4,374,911	$3,913,656	$3,459,567	$3,459,164	$3,154,088

Loans held for sale	$3,981	$1,687	$5,151	$9,359	$3,682

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2004	2003	2002	2001	2000
Commercial, financial and agricultural	19.57%	20.00%	19.95%	18.90%	17.69%
Real estate mortgage	64.50%	65.50%	66.36%	65.48%	67.31%
Real estate construction	6.87%	4.40%	3.09%	5.57%	5.15%
Installment	9.06%	10.10%	10.60%	10.05%	9.85%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $2,190,277,000 and $1,935,414,000 as of December 31, 2004 and 2003, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, Virginia and Maryland. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2004:

	Less Than	One To	Greater Than
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial and agricultural	$471,000	$234,263	$159,248	$864,511
Real estate construction	303,516			303,516

Total	$774,516	$234,263	$159,248	$1,168,027

NOTE E—LOANS – continued

At December 31, 2004, commercial, financial and agricultural loans by maturity are as follows:

	Less Than	One to	Over
	One Year	Five Years	Five Years	Total

Outstanding with fixed interest rates	$53,552	$114,957	$63,106	$231,615
Outstanding with adjustable rates	417,448	119,306	96,142	632,896

	$471,000	$234,263	$159,248	$864,511

There were no real estate construction loans with maturities greater than one year.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $109,276,000 and $128,690,000 at December 31, 2004 and 2003, respectively. During 2004, $259,013,000 of new loans were made and repayments totaled $278,427,000.

Nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At December 31, 2004 and 2003, nonperforming loans were as follows:

	December 31,
(In thousands)	2004	2003
Nonaccrual loans	$6,352	$7,523
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	4,425	11,052

Total Nonperforming Loans	$10,777	$18,575

At December 31, 2004, the recorded investment in loans that were considered to be impaired was $10,348,000 (of which $6,352,000 was on a nonaccrual basis). Included in this amount were $3,914,000 of impaired loans for which the related allowance for credit losses was $997,000, and $6,434,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2003, the recorded investment in loans that were considered to be impaired was $21,070,000 (of which $7,523,000 was on a nonaccrual basis). Included in this amount were $7,899,000 of impaired loans for which the related allowance for credit losses was $1,596,000, and $13,171,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002 was approximately $15,709,000, $16,676,000 and $10,935,000, respectively.

The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $625,000, $1,209,000 and $618,000 for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, United recognized interest income on those impaired loans of approximately $230,000, $745,000 and $393,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

NOTE F—ALLOWANCE FOR CREDIT LOSSES

United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $7,988,000 and $9,731,000 at December 31, 2004 and 2003 is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

An analysis of the allowance for credit losses follows:

	Year Ended December 31
(In thousands)	2004	2003	2002
Balance at beginning of period	$51,432	$48,387	$47,408
Allowance of purchased subsidiaries		3,863
Provision for credit losses	4,520	7,475	8,937

	55,952	59,725	56,345

Loans charged off	6,539	9,996	9,499
Less recoveries	2,063	1,703	1,541

Net charge-offs	4,476	8,293	7,958

Balance at end of period	$51,476	$51,432	$48,387
Less: Balance, discontinued operations	(123)	(123)	(123)

Balance at end of period, continuing operations	$51,353	$51,309	$48,264

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2004	2003
Land	$11,341	$11,449
Buildings and improvements	47,181	46,971
Leasehold improvements	15,582	15,039
Furniture, fixtures and equipment	67,918	65,900

	142,022	139,359
Less allowance for depreciation and amortization	100,458	95,257

Net bank premises and equipment	$41,564	$44,102

Depreciation expense was $5,663,000, $6,399,000, and $5,902,000 for years ending December 31, 2004, 2003 and 2002, respectively, while amortization expense was $103,000, $103,000, and $101,000 for the same time periods.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $6,249,000, $5,126,000 and $4,857,000 for the years ended December 31, 2004, 2003 and 2002, respectively. United Bank (WV) leases two of its offices from companies that are beneficially owned by United directors. Rent expense incurred on these facilities was $100,000, $95,000, and $95,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES – continued

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2004, consisted of the following:

Year	Amount
(In thousands)
2005	$5,237
2006	4,937
2007	4,303
2008	4,090
2009	3,726
Thereafter	8,296

Total minimum lease payments	$30,589

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2004
(In thousands)	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($13,071)	$6,819

Goodwill not subject to amortization	$190,271	($23,345)	$166,926

	As of December 31, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($10,344)	$9,546

Goodwill not subject to amortization	$193,000	($23,345)	$169,655

At December 31, 2004 and 2003, goodwill totaled $166,926,000 and $169,655,000, respectively. During 2004, United adjusted goodwill for the exercise of non-qualified stock option related to the Sequoia Bancshares, Inc. (Sequoia) and Century Bancshares, Inc. (Century) acquisitions. The net effect to goodwill of these adjustments was a decrease of $2,729,000.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2004:

Year	Amount
(In thousands)
2005	$2,278
2006	1,871
2007	1,462
2008	832
2009	303
Thereafter	73

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(In thousands)	December 31
	2004	2003
Noninterest-bearing checking	$654,988	$625,609
Interest-bearing checking	152,262	150,139
Regular savings	379,877	395,903
Money market accounts	1,508,070	1,380,429
Time deposits under $100,000	1,107,471	1,125,140
Time deposits over $100,000	494,895	461,267

Total deposits	$4,297,563	$4,138,487

Interest paid on deposits approximated $48,017,000, $56,457,000 and $82,606,000 in 2004, 2003 and 2002, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2005	$978,373
2006	346,750
2007	158,188
2008	34,672
2009 and thereafter	84,383

Total	$1,602,366

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Demand deposits	$522,626		$502,006		$499,972
NOW and money market deposits	1,704,114	0.69%	1,369,167	0.66%	1,140,562	1.31%
Savings deposits	399,307	0.23%	395,057	0.29%	373,471	0.37%
Time deposits	1,592,230	2.24%	1,616,729	2.69%	1,746,079	3.62%

TOTAL	$4,218,277	1.15%	$3,882,959	1.38%	$3,760,084	2.12%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

(Dollars In thousands)	Amount
3 months or less	$163,985
Over 3 through 6 months	77,398
Over 6 through 12 months	73,660
Over 12 months	179,852

TOTAL	$494,895

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $58,865,000 and $60,021,000 at December 31, 2004 and 2003, respectively.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2004 and 2003, short-term borrowings and the related weighted-average interest rates were as follows:

	2004		2003
		Weighted-		Weighted-
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$131,106	2.41%	$90,540	1.09%
Securities sold under agreements to repurchase	546,425	1.47%	549,163	1.89%
Overnight FHLB Advances	225,000	2.17%	150,000	1.01%
Short-term notes payable			17,000	1.92%
TT&L note option	4,427	1.87%	5,239	1.02%

Total	$906,958		$811,942

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $122,944,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

		Securities Sold
	Federal	Under
	Funds	Agreements
(Dollars in thousands)	Purchased	To Repurchase
At December 31:
2004	$131,106	$546,425
2003	90,540	549,163
2002	57,153	511,300

Weighted-average interest rate at year end:
2004	2.4%	1.5%
2003	1.1%	1.9%
2002	1.4%	1.6%

Maximum amount outstanding at any month’s end:
2004	$131,106	$637,229
2003	388,375	612,849
2002	117,110	513,607

Average amount outstanding during the year:
2004	$80,571	$600,546
2003	49,682	520,517
2002	45,576	480,595

Weighted-average interest rate during the year:
2004	1.4%	1.1%
2003	1.2%	1.3%
2002	1.7%	2.0%

NOTE J—SHORT-TERM BORROWINGS – continued

At December 31, 2004, repurchase agreements included $410,692,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than two years. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United, through the parent company, has available funds of $40,000,000 to provide for general liquidity needs under a two-year revolving line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At December 31, 2004, United had no outstanding balance under the line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2004, United Bank (VA) had an outstanding balance of $4,427,000 and had additional funding available of $573,000.

Interest paid on short-term borrowings approximated $7,335,000, $7,328,000 and $10,217,000 in 2004, 2003 and 2002, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2004, the total carrying value of loans pledged as collateral for FHLB advances approximated $1,313,408,000. United had an unused borrowing amount as of December 31, 2004 of approximately $1,210,880,000 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. During the fourth quarter of 2004, United refinanced approximately $26 million of a long-term FHLB advance with an interest rate of 6.23% at an overnight interest rate of 2.17%. As a result of refinancing this advance, United incurred a before-tax penalty of approximately $3.0 million during the quarter. With the cash proceeds arising from the sale of Mason Mortgage and with the monies received from Mason Mortgage to repay amounts borrowed from United, certain FHLB long-term advances in the amount of approximately $132.5 million with a weighted average interest rate of 6.25% were prepaid by United in the third quarter of 2004. The prepayment of these borrowings resulted in a pre-tax charge of $16.0 million recognized in continuing operations in the third quarter of 2004. In the fourth quarter of 2003, United prepaid certain FHLB long-term advances in light of a lower interest rate environment that existed at the time. Prepayment penalties of approximately $16.7 million were included in noninterest expense for the year of 2003 as a result of prepaying approximately $156.5 million of FHLB advances with a weighted-average interest rate of 6.18%.

At December 31, 2004 and 2003, FHLB advances and the related weighted-average interest rates were as follows:

	2004			2003
		Weighted-	Weighted-		Weighted-	Weighted-
(Dollars in thousands)		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$444,322	5.43%	5.37%	$618,220	5.44%	5.15%
Less: Amounts to fund discontinued operations				(248,511)

	$444,322			$369,709

NOTE K—LONG-TERM BORROWINGS– continued

The weighted-average effective rate considers the effect of the interest rate swap entered into during 2003 to manage interest rate risk on its long-term debt. The swap is used to hedge the fair value of a certain portion of the FHLB fixed rate debt by converting the debt to a variable rate. The swap is based on the one-month LIBOR. Additional information is provided in Note O.

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

The Trust Preferred Securities currently qualify as Tier 1 capital of United for regulatory purposes. The banking regulatory agencies recently issued guidance which did not change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46R.

Information related to United’s statutory trusts is presented in the table below:

		Amount of
		Capital
		Securities
Description	Issuance Date	Issued	Interest Rate	Maturity Date

(Dollars in thousands)
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	March 19, 2031
Sequoia Trust II	November 28, 2001	$3,000	6-month LIBOR + 3.75%	November 27, 2031
United Statutory Trust I	December 19, 2002	$10,000	3-month LIBOR + 3.25%	December 26, 2032
United Statutory Trust II	December 19, 2002	$10,000	3-month LIBOR + 3.35%	January 7, 2033
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034

At December 31, 2004 and 2003, the Debentures and their related weighted-average interest rates were as follows:

	2004		2003
		Weighted-		Weighted-
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Century Trust	$8,837	10.88%	$8,848	10.88%
Sequoia Trust I	10,490	10.18%	11,000	10.18%
Sequoia Trust II	3,093	6.44%	3,093	5.65%
United Statutory Trust I	10,310	5.80%	10,310	4.49%
United Statutory Trust II	10,310	5.42%	10,310	4.64%
United Statutory Trust III	20,619	5.35%	20,619	3.97%
United Statutory Trust IV	25,774	5.01%	25,774	3.99%

Total	$89,433		$89,954

NOTE K—LONG-TERM BORROWINGS– continued

At December 31, 2004, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2005	$125,519
2006	2,465
2007	515
2008	1,024
2009 and thereafter	404,232

Total	$533,755

Interest paid on long-term borrowings approximated $33,793,000, $34,992,000 and $40,028,000 in 2004, 2003 and 2002, respectively.

NOTE L—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2004	2003	2002
Current expense from continuing operations:
Federal	$26,245	$29,475	$28,906
State	871	253	1,520
Deferred expense (benefit) from continuing operations:
Federal and State	6,655	(1,718)	4,785

Income tax expense from continuing operations	33,771	28,010	35,211

Income tax expense related to discontinued operations	6,333	5,745	4,189

Total Income taxes	$40,104	$33,755	$39,400

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
((Dollars in thousands)	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$48,254	35.0%	$39,375	35.0%	$44,917	35.0%

Plus: State income taxes net of federal tax benefits	566	0.4	164	0.1	988	0.8

	48,820	35.4	39,539	35.1	45,905	35.8

Increase (decrease) resulting from:
Tax-exempt interest income	(3,391)	(2.4)	(3,576)	(3.2)	(3,653)	(2.8)
Tax reserve adjustment	(3,684)	(2.7)	(1,509)	(1.3)
Other items-net	(1,641)	(1.2)	(699)	(0.6)	(2,852)	(2.3)

Income taxes	$40,104	29.1%	$33,755	30.0%	$39,400	30.7%

NOTE L—INCOME TAXES – continued

During the fourth quarter of 2004, United reduced its state income tax expense by approximately $2.5 million as a result of a finalized tax examination for the years 2001 through 2003.

Federal income tax expense applicable to securities transactions in 2004 and 2003 approximated $389,000 and $641,000, respectively. Federal income tax benefit applicable to securities transactions in 2002 approximated $2,193,000. Income taxes paid approximated $28,160,000, $38,815,000 and $37,483,000 in 2004, 2003 and 2002, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of United’s deferred tax assets and liabilities (included in other assets) at December 31, 2004 and 2003 are as follows:

(In thousands)	2004	2003
Deferred tax assets:
Allowance for credit losses	$19,806	$17,122
Accrued benefits payable	730	3,154
Other accrued liabilities	1,400	3,186
Net operating loss carryforward		2,596
Premises and equipment	742
Other		2,931

Total deferred tax assets	22,678	28,989

Deferred tax liabilities:
Premises and equipment		1,285
Purchase accounting intangibles	5,264	2,566
Deferred mortgage points	1,153	2,673
Securities available for sale	2,012	3,597
Other	3,430	2,979

Total deferred tax liabilities	11,859	13,100

Net deferred tax assets	$10,819	$15,889

NOTE M—EMPLOYEE BENEFIT PLANS

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

NOTE M—EMPLOYEE BENEFIT PLANS – continued

Net consolidated periodic pension cost included the following components:

(In thousands)	Year Ended December 31,
	2004	2003	2002
Service cost	$2,337	$1,931	$1,730
Interest cost	2,838	2,659	2,585
Expected return on plan assets	(3,754)	(3,212)	(3,795)
Amortization of transition asset	(175)	(213)	(307)
Recognized net actuarial loss	917	905
Amortization of prior service cost	1	10	63

Net periodic pension cost	$2,164	$2,080	$276

Weighted-Average Assumptions:
Discount rate	6.25%	7.00%	7.00%
Expected return on assets	9.00%	9.50%	9.50%
Rate of compensation increase	3.25%	4.00%	4.00%

A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

(In thousands)	December 31,
	2004	2003
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$46,020	$38,548
Service Cost	2,337	1,931
Interest Cost	2,838	2,659
Actuarial (Gain) Loss	(574)	4,031
Benefits Paid	(1,425)	(1,149)

Projected Benefit at the End of the Year	$49,196	$46,020
Accumulated Benefit Obligation at the End of the Year	$42,125	$38,350

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$42,317	$34,384
Actual Return on Plan Assets	3,948	5,482
Benefits Paid	(1,425)	(1,149)
Employer Contributions	5,462	3,600

Fair value of plan assets at end of year	$50,302	$42,317

Net Amount Recognized
Funded Status	$1,106	$(3,704)
Unrecognized Transition Asset	(1,052)	(1,227)
Unrecognized Prior Service Cost	12	12
Unrecognized Net Loss	11,172	12,859

Net Amount Recognized	$11,238	$7,940

Weighted-Average Assumptions at the End of the Year
Discount Rate	6.25%	6.25%
Rate of Compensation Increase	3.25%	3.25%

NOTE M—EMPLOYEE BENEFIT PLANS – continued

The plan’s measurement date is September 30. Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

			Percentage of
	Target Allocation	Allowable Allocation	Plan Assets at
Plan Assets	2005	Range	September 30,

			2004	2003

Equity Securities	70%	50-80%	62%	65%
Debt Securities	25%	20-40%	29%	29%
Other	5%	3-10%	9%	6%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,667,000 (7%) and $3,170,000 (7%) at September 30, 2004 and 2003, respectively.

The policy, as established by the Pension Committee, is to invest assets based upon the target allocations stated above. The assets will be reallocated periodically to meet the above target allocations. The investment policy is reviewed at least annually, subject to the approval of the Pension Committee, to determine if the policy should be changed. Prohibited investments include, but are not limited to, futures contracts, private placements, uncovered options, real estate, the use of margin, short sales, derivatives for speculative purposes, and other investments that are speculative in nature. In order to achieve a prudent level of portfolio diversification, the securities of any one company are not to exceed 10% of the total plan assets, and no more than the 15% of total plan assets are to be invested in any one industry (other than securities of U.S. Government or Agencies). Additionally, no more than 15% of the plan assets are to be invested in foreign securities, both equity and fixed. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.

At December 31, 2004, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2005	$1,241
2006	1,330
2007	1,515
2008	1,647
2009	1,750
2010 through 2014	13,133

Employer contributions expected to be paid to the plan for the fiscal year ending December 31, 2005 are $5,250,000.

The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. After one year of eligible service, United matches 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $658,000, $742,000 and $803,000 in 2004, 2003 and 2002, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2004, the combined plan assets included 618,957 shares of United common stock with an approximate fair value of $23,613,000. Dividends paid on United common stock held by the plans approximated $656,000 and $749,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE M—EMPLOYEE BENEFIT PLANS – continued

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

United has various incentive stock option plans for key employees that provide for the granting of stock options of up to 4,400,000 shares of common stock. At December 31, 2004, United had available 788,442 shares of common stock available for future grants to key employees. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United’s common stock on the date of grant. Accordingly, no compensation expense is recognized for these options. The maximum term for options granted under the plans is ten (10) years.

Options granted under the plans vest in accordance with the following schedule:

Years from	Permissible Exercise
Grant of Option	Until Expiration of Option
1	50% of Option Shares
2	75% of Option Shares
3	100% of Option Shares

The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$3.55 to $5.33	30,379	3.6 years	$3.99	30,379	$3.99
$5.69 to $8.54	59,002	5.1 years	$6.09	59,002	$6.09
$9.45 to $14.18	205,640	4.5 years	$11.22	205,640	$11.22
$14.88 to $22.32	401,697	3.4 years	$18.46	401,697	$18.46
$25.63 to $37.00	1,308,162	7.7 years	$30.47	771,202	$27.94

Total	2,004,880	6.4 years	$24.97	1,467,920	$21.63

The following is a summary of activity of United’s Incentive Stock Option Plans:

	Stock	Range of
	Options	Exercise Prices
Outstanding at January 1, 2002	1,952,283	$27.12	$2.98
Granted	294,958	29.37
Exercised	341,503	27.12	4.26
Forfeited	25,319	27.12	19.19
Outstanding at December 31, 2002	1,880,419	29.37	4.26
Granted	333,650	30.20
Exercised	274,191	29.37	3.55
Assumed in acquisition of subsidiary	389,606	8.53	3.55
Forfeited	29,701	29.37	19.19
Outstanding at December 31, 2003	2,299,783	30.71	3.55
Granted	330,850	37.00	31.10
Exercised	559,773	30.20	3.55
Forfeited	65,980	30.20	8.52

Outstanding at December 31, 2004	2,004,880	$37.00	$3.55

Exercisable at:
December 31, 2002	1,406,676	$27.12	$4.26
December 31, 2003	1,769,114	$29.37	$3.55
December 31, 2004	1,467,920	$30.71	$3.55

NOTE M—EMPLOYEE BENEFIT PLANS – continued

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at December 31, 2004, 2003 and 2002 were 23,105, 26,973 and 26,067, respectively. Options granted through the reinvestment of dividends during 2004, 2003 and 2002 were 746, 906 and 817, respectively. Options exercised during 2004 were 4,614. No options were exercised under this plan during 2003 and 2002. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability. For the years of 2004, 2003, and 2002, compensation expense was not significant. At December 31, 2004 and 2003, the associated liability was not significant.

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,618,823,000 and $2,076,840,000 of loan commitments outstanding as of December 31, 2004 and 2003, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,449,000 and $4,286,000 as of December 31, 2004 and 2003, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $140,168,000 and $110,957,000 as of December 31, 2004 and 2003, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

NOTE O —DERIVATIVE FINANCIAL INSTRUMENTS

In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Under the swap agreement, United will receive payment streams at a fixed rate of 6.43% while paying a variable rate of one-month LIBOR plus 3.5% on

NOTE O—DERIVATIVE FINANCIAL INSTRUMENTS – continued

the $100 million for a term of seven years. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. However, the FHLB, at its discretion, can convert the fixed interest rate on the advance to a variable rate of three-month LIBOR plus 0.1%. If this conversion occurs, under the swap agreement, United would then receive variable payment streams equivalent to three-month LIBOR plus 0.1% and pay a variable rate of three- month LIBOR plus 3.5% over the remaining term. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swap is considered a fair value hedge. The swap qualifies for the shortcut method of accounting treatment because the critical terms of the FHLB advance and the fixed rate payments to be received on the swap coincide and thus are effective in offsetting changes in the fair value of the FHLB advance over its remaining term. The fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability. At December 31, 2004 and 2003, the fair value of the swap resulted in a liability of $5.07 million and $3.85 million, respectively. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet. The impact on earnings is the exchange of the fixed rate interest for variable rate LIBOR based interest.

NOTE P—OTHER INCOME AND EXPENSE

The following details certain items of other income and expense that exceed 1% of total revenue (interest income plus other income) for any of the periods indicated:

	Year Ended December 31
(In thousands)	2004	2003	2002
Other income:
Income on bank-owned life insurance	$4,282	$2,160	$178

Other expense:
Data processing	$4,528	$4,098	$3,917
Taxes not on income	3,362	4,020	3,159
Equipment expense	7,613	8,303	7,415

NOTE Q—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2004	2003
Assets
Cash and due from banks	$16,743	$23,439
Securities available for sale	11,485	15,924
Securities held to maturity	6,528	6,499
Loans	1,567	3,047
Investment in subsidiaries:
Bank subsidiaries	683,212	635,745
Nonbank subsidiaries	4,549	4,296
Discontinued subsidiaries		33,587
Other assets	2,777	1,968

Total Assets	$726,861	$724,505

Liabilities and Shareholders’ Equity
Line of credit from banking subsidiary
Short-term notes payable		$17,000
Junior subordinated debentures of subsidiary trusts	$67,013	67,013
Accrued expenses and other liabilities	28,341	25,301
Shareholders’ equity (including other accumulated comprehensive income of $3,739 and $6,512 at December 31, 2004 and 2003, respectively)	631,507	615,191

Total Liabilities and Shareholders’ Equity	$726,861	$724,505

NOTE Q—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION - continued

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2004	2003	2002
Income
Dividends from banking subsidiaries	$81,102	$62,052	$54,001
Net interest income	791	828	897
Management fees:
Bank subsidiaries	8,262	6,910	6,318
Nonbank subsidiaries	12	12	12
Discontinued subsidiaries	25	50	50
Other income	488	407	12

Total Income	90,680	70,259	61,290

Expenses
Interest paid to banking subsidiary	4	882	617
Operating expenses	10,734	7,460	6,196

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	79,942	61,917	54,477
Applicable income tax (benefit) expense	(203)	(37)	151

Income Before Equity in Undistributed Net Income of Subsidiaries	80,145	61,954	54,326
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	3,117	2,104	23,893
Nonbank subsidiaries	53	19

Net Income from continuing operations	83,315	64,077	78,219

Net Income from discontinued operations	14,447	14,688	10,714

Net Income	$97,762	$78,765	$88,933

NOTE Q—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION - continued

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2004	2003	2002
Operating Activities of Continuing Operations
Net income from continuing operations	$83,315	$64,077	$78,219
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,170)	(2,123)	(23,893)
Depreciation and net amortization	2	(2)	32
Net loss on securities transactions	(488)	(407)	(82)
Net change in other assets and liabilities	2,824	4,047	1,273

Net Cash Provided by Operating Activities	82,483	65,592	55,549

Investing Activities of Continuing Operations
Net proceeds from sales of (purchases of) securities	4,953	(4,620)	(460)
Net cash paid in acquisition of subsidiary		(24,961)
Increases in investment in subsidiaries	(200)	(1,393)	(11,470)
Repayment on loan balances by customers	1,480	1,370	1,283

Net Cash Provided by (Used in) Investing Activities	6,233	(29,604)	(10,647)

Financing Activities of Continuing Operations
Net advances on line of credit from subsidiary	(17,000)	1,000	8,000
Net advances from subsidiary trusts		46,393	20,620
Cash dividends paid	(43,967)	(41,625)	(39,753)
Acquisition of treasury stock	(40,812)	(37,361)	(36,899)
Proceeds from exercise of stock options	6,367	3,344	4,372

Net Cash Used in Financing Activities	(95,412)	(28,249)	(43,660)

(Decrease) increase in Cash and Cash Equivalents	(6,696)	7,739	1,242

Cash and Cash Equivalents at Beginning of Year	23,439	15,700	14,458

Cash and Cash Equivalents at End of Year	$16,743	$23,439	$15,700

NOTE R—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2004, was approximately $46,914,000 and $44,043,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2003, was approximately $47,096,000 and $44,557,000, respectively.

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

During 2005, the retained net profits available for distribution to United Bankshares, Inc. as dividends without regulatory approval, are approximately $34,905,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $36,919,000 at December 31, 2004, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2004, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2004, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

NOTE R—REGULATORY MATTERS – continued

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$589,820	11.6%	$407,483	≥8.0%	$509,354	≥10.0%
United Bank (WV)	320,060	11.4%	225,217	≥8.0%	281,522	≥10.0%
United Bank (VA)	254,926	11.2%	182,656	≥8.0%	228,320	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	529,010	10.4%	203,742	≥4.0%	305,612	≥6.0%
United Bank (WV)	289,519	10.3%	112,609	≥4.0%	168,913	≥6.0%
United Bank (VA)	228,614	10.0%	91,328	≥4.0%	136,992	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	529,010	8.6%	245,967	≥4.0%	307,458	≥5.0%
United Bank (WV)	289,519	8.0%	144,875	≥4.0%	181,094	≥5.0%
United Bank (VA)	228,614	8.9%	102,339	≥4.0%	127,924	≥5.0%
As of December 31, 2003:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$565,289	11.6%	$389,374	≥8.0%	$486,718	≥10.0%
United Bank (WV)	309,959	11.7%	212,492	≥8.0%	265,615	≥10.0%
United Bank (VA)	243,351	10.9%	178,192	≥8.0%	222,739	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	504,426	10.4%	194,687	≥4.0%	292,031	≥6.0%
United Bank (WV)	280,152	10.6%	106,246	≥4.0%	159,369	≥6.0%
United Bank (VA)	216,226	9.7%	89,096	≥4.0%	133,644	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	504,426	8.4%	239,122	≥4.0%	298,902	≥5.0%
United Bank (WV)	280,152	8.1%	138,871	≥4.0%	173,589	≥5.0%
United Bank (VA)	216,226	8.5%	101,882	≥4.0%	127,353	≥5.0%

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS - continued

Loans: The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar creditworthiness. The estimated fair value of loans held for sale is based upon the market price of similar loans which is not materially different than cost due to the short time duration between origination and sale.

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

The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents	$153,465	$153,465	$249,118	$249,118
Securities available for sale	1,277,160	1,277,160	1,266,635	1,266,635
Securities held to maturity	233,282	241,592	243,975	253,704
Loans held for sale	3,981	3,981	1,687	1,687
Loans	4,418,276	4,425,799	3,955,234	3,956,425
Deposits	4,297,563	4,279,054	4,138,487	4,144,026
Short-term borrowings	906,958	906,206	811,942	812,917
Long-term borrowings	533,755	576,084	459,663	499,565
Derivative financial liabilities	5,072	5,072	3,847	3,847

NOTE T—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2004 and 2003 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Interest income	$71,151	$70,960	$73,793	$77,446
Interest expense	21,400	21,715	21,624	24,175
Net interest income	49,751	49,245	52,169	53,271
Provision for credit losses	1,357	539	1,296	1,328
Income from mortgage banking operations	168	242	148	171
Securities gains, net	714	106	275	15
Other noninterest income	12,681	13,353	13,441	12,917
Noninterest expense	29,624	29,473	46,252	31,712
Income taxes	9,726	10,477	5,734	7,834
Income from continuing operations	22,607	22,457	12,751	25,500
Income from discontinued operations before income taxes	1,243	2,445	17,092
Income taxes	346	688	5,299
Income from discontinued operations	897	1,757	11,793
Net income (1)	23,504	24,214	24,544	25,500

Per share data:
Average shares outstanding (000s):
Basic	43,681	43,512	43,319	43,111
Diluted	44,259	44,005	43,858	43,743
Income from continuing operations per share:
Basic	$0.52	$0.52	$0.29	$0.59
Diluted	$0.51	$0.51	$0.29	$0.58
Income from discontinued operations per share:
Basic	$0.02	$0.04	$0.27
Diluted	$0.02	$0.04	$0.27
Net income per share:
Basic	$0.54	$0.56	$0.56	$0.59
Diluted	$0.53	$0.55	$0.56	$0.58
Dividends per share	$0.25	$0.25	$0.26	$0.26

NOTE T—QUARTERLY FINANCIAL DATA (UNAUDITED) – continued

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Interest income	$71,711	$65,656	$64,341	$70,812
Interest expense	28,439	22,627	21,589	22,849
Net interest income	43,272	43,029	42,752	47,963
Provision for credit losses	1,455	2,296	2,222	1,502
Income from mortgage banking operations	772	723	820	255
Securities gains (losses), net	866	931	122	(89)
Other noninterest income	10,286	11,941	12,167	13,290
Noninterest expense	26,885	27,637	27,553	47,463
Income taxes	8,157	8,114	7,950	3,789
Income from continuing operations	18,699	18,577	18,136	8,665
Income from discontinued operations before income taxes	5,347	5,889	6,657	2,540
Income taxes	1,503	1,661	1,873	708
Income from discontinued operations	3,844	4,228	4,784	1,832
Net income (1)	22,543	22,805	22,920	10,497

Per share data:
Average shares outstanding (000s):
Basic	41,891	41,598	41,328	43,428
Diluted	42,355	42,068	41,823	44,178
Income from continuing operations per share:
Basic	$0.45	$0.45	$0.43	$0.20
Diluted	$0.44	$0.44	$0.43	$0.20
Income from discontinued operations per share:
Basic	$0.09	$0.10	$0.12	$0.04
Diluted	$0.09	$0.10	$0.12	$0.04
Net income per share:
Basic	$0.54	$0.55	$0.55	$0.24
Diluted	$0.53	$0.54	$0.55	$0.24
Dividends per share	$0.25	$0.25	$0.25	$0.25

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.