Form 10-Q
period 2005-03-31
UNITED BANKSHARES INC/WV
filed 2005-05-09
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005

Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Class — Common Stock, $2.50 Par Value; 42,715,523 shares outstanding as of April 30, 2005.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS—Continued

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2005 and December 31, 2004, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three months ended March 31, 2005 and 2004, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2005, the related condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	March 31	December 31
	2005	2004
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$135,786	$132,306
Interest-bearing deposits with other banks	38,839	21,159

Total cash and cash equivalents	174,625	153,465
Securities available for sale at estimated fair value (amortized cost-$1,162,437 at March 31, 2005 and $1,266,931 at December 31, 2004)	1,156,442	1,277,160
Securities held to maturity (estimated fair value-$238,109 at March 31, 2005 and $241,592 at December 31, 2004)	232,710	233,282
Loans held for sale	4,488	3,981
Loans	4,397,454	4,424,702
Less: Unearned income	(6,361)	(6,426)

Loans net of unearned income	4,391,093	4,418,276
Less: Allowance for loan losses	(43,570)	(43,365)

Net loans	4,347,523	4,374,911
Bank premises and equipment	40,892	41,564
Goodwill	166,852	166,926
Accrued interest receivable	27,576	27,371
Other assets	160,200	157,311

TOTAL ASSETS	$6,311,308	$6,435,971

Liabilities
Deposits:
Noninterest-bearing	$880,602	$885,339
Interest-bearing	3,469,837	3,412,224

Total deposits	4,350,439	4,297,563
Borrowings:
Federal funds purchased	88,315	131,106
Securities sold under agreements to repurchase	524,274	546,425
Federal Home Loan Bank borrowings	557,283	669,322
Other short-term borrowings	2,024	4,427
Other long-term borrowings	89,303	89,433
Allowance for lending-related commitments	7,854	7,988
Accrued expenses and other liabilities	65,133	58,200

TOTAL LIABILITIES	5,684,625	5,804,464
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at March 31, 2005 and December 31, 2004, including 1,529,878 and 1,312,387 shares in treasury at March 31, 2005 and December 31, 2004, respectively	110,802	110,802
Surplus	99,381	99,773
Retained earnings	473,015	459,393
Accumulated other comprehensive (loss) income	(6,684)	3,739
Treasury stock, at cost	(49,831)	(42,200)

TOTAL SHAREHOLDERS’ EQUITY	626,683	631,507

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,311,308	$6,435,971

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands, except per share data)	2005	2004

Interest income
Interest and fees on loans	$63,066	$55,559
Interest on federal funds sold and other short-term investments	126	76
Interest and dividends on securities:
Taxable	14,006	13,462
Tax-exempt	2,078	2,054

Total interest income	79,276	71,151

Interest expense
Interest on deposits	14,687	10,907
Interest on short-term borrowings	3,414	1,579
Interest on long-term borrowings	8,185	8,914

Total interest expense	26,286	21,400

Net interest income	52,990	49,751
Provision for credit losses	1,111	1,357

Net interest income after provision for credit losses	51,879	48,394

Other income
Income from mortgage banking operations	126	168
Service charges, commissions, and fees	7,822	8,483
Fees from trust and brokerage services	2,758	2,570
Security gains	924	714
Other income	1,289	1,628

Total other income	12,919	13,563

Other expense
Salaries and employee benefits	14,066	14,111
Net occupancy expense	3,095	3,213
Other expense	11,580	12,300

Total other expense	28,741	29,624

Income from continuing operations before income taxes	36,057	32,333
Income taxes	11,297	9,726

Income from continuing operations	24,760	22,607
Income from discontinued operations before income taxes	—	1,243
Income taxes	—	346

Income from discontinued operations	—	897

Net income	$24,760	$23,504

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands, except per share data)	2005	2004

Earnings per common share from continuing operations:
Basic	$0.58	$0.52

Diluted	$0.57	$0.51

Earnings per common share from discontinued operations:
Basic	—	$0.02

Diluted	—	$0.02

Earnings per common share:
Basic	$0.58	$0.54

Diluted	$0.57	$0.53

Dividends per common share	$0.26	$0.25

Average outstanding shares:
Basic	42,900,416	43,680,837
Diluted	43,418,579	44,258,584

     See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2005
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2005	44,320,832	$110,802	$99,773	$459,393	$3,739	($42,200)	$631,507

Comprehensive income:
Net income	–	–	–	24,760	–	–	24,760
Other comprehensive income, net of tax:
Unrealized loss on securities of $9,945 net of reclassification adjustment for gains included in net income of $601	–	–	–	–	(10,546)	–	(10,546)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	–	–	–	–	123	–	123

Total comprehensive income							14,337
Purchase of treasury stock (245,294 shares)	–	–	–	–	–	(8,534)	(8,534)
Cash dividends ($0.26 per share)	–	–	–	(11,138)	–	–	(11,138)
Common stock options exercised (27,803 shares)	–	–	(392)	–	–	903	511

Balance at March 31, 2005	44,320,832	$110,802	$99,381	$473,015	($6,684)	($49,831)	$626,683

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$35,180	$32,986

INVESTING ACTIVITIES
Proceeds from maturities and calls of investment securities	1,000	6,472
Purchases of investment securities	(294)	(405)
Proceeds from sales of securities available for sale	118,354	100,798
Proceeds from maturities and calls of securities available for sale	54,657	67,221
Purchases of securities available for sale	(69,081)	(117,387)
Net purchases of bank-owned life insurance	—	(13,215)
Net purchases of bank premises and equipment	(668)	(808)
Net change in loans	25,817	(131,441)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	129,785	(88,765)

FINANCING ACTIVITIES
Cash dividends paid	(11,198)	(10,929)
Acquisition of treasury stock	(8,534)	(9,489)
Proceeds from exercise of stock options	483	982
Repayment of long-term Federal Home Loan Bank borrowings	(87)	(55)
Proceeds from long-term Federal Home Loan Bank borrowings	100,000	—
Changes in:
Deposits	52,876	(80,047)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(277,345)	83,310

NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(143,805)	(16,228)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	1,601

Increase (Decrease) in cash and cash equivalents	21,160	(70,406)

Cash and cash equivalents at beginning of year, continuing operations	153,465	249,118
Cash and cash equivalents at beginning of year, discontinued operations	—	5,823

Cash and cash equivalents at beginning of year	153,465	254,941

Cash and cash equivalents at end of period, continuing operations	$174,625	$177,111
Cash and cash equivalents at end of period, discontinued operations	—	7,424

Cash and cash equivalents at end of period	$174,625	$184,535

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2005 and 2004 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in United’s 2004 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2004 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

In December 2004, FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), ‘‘Share-Based Payment’’ which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule amending the adoption date of SFAS 123R. Based on this new rule, registrants that are not small business issuers must adopt SFAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123R may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. Prior to 2004, United disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. For options granted in 2004, United used a binomial lattice model to value the options granted and determine the pro forma compensation expense presented in the table below. United intends to use this binomial lattice model to value future grants. SFAS 123R defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee stock options compared to the Black- Scholes options pricing model. For United, the difference in fair values calculated under each option pricing model is immaterial. The table below reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect for the three months ended March 31, 2005 and 2004. United will continue to evaluate the method of adoption and will begin to apply SFAS 123R as of the interim reporting period ending March 31, 2006, as required. United does expect the adoption to have an adverse impact on its consolidated statements of income and net income per share.

The following pro forma disclosures present United’s consolidated net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of the option:

	Three Months Ended
	March 31,
	2005	2004

Net Income, as reported	$24,760	$23,504
Less pro forma expense related to options granted, net of tax	(301)	(254)

Pro forma net income	$24,459	$23,250

Pro forma net income per share:
Basic – as reported	$0.58	$0.54
Basic – pro forma	$0.57	$0.53

Diluted – as reported	$0.57	$0.53
Diluted – pro forma	$0.56	$0.53

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United did not recognize any such amounts in operating cash flows for the quarters ended March 31, 2005 and 2004.

In March of 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.” SAB 107 provides guidance regarding the application of SFAS 123R including option valuation methods, the accounting for income tax effects of share-based payment arrangements upon the adoption of SFAS 123R, and the required disclosures within filings made with the SEC related to the accounting for share-

based payment transactions. United will provide SAB 107 required disclosures beginning in the interim reporting period ending March 31, 2006, as required.

2. DISCONTINUED OPERATIONS

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

The results of Mason Mortgage are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. All assets and liabilities of Mason Mortgage were sold as of July 7, 2004 and thus, were not included in the March 31, 2005 or December 31, 2004 consolidated balance sheets. No income from discontinued operations was recorded for the three months ended March 31, 2005 as the sale of Mason Mortgage occurred in 2004. Income from discontinued operations for the three months ended March 31, 2004 is presented below:

Statement of Income for Discontinued Operations

March
2004
Interest and fees on loans	$2,923
Interest expense	572

Net interest income	2,351

Other income:
Service charges, commissions, and fees	214
Income from mortgage banking operations	6,280

Total other income	6,494

Other expense:
Salaries and employee benefits expense	5,825
Net occupancy expense	489
Other noninterest expense	1,288

Total other expense	7,602

Income from discontinued operations before income taxes	1,243

Income taxes	346

Income from discontinued operations	$897

3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	March 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,286	—	$84	$7,202
State and political subdivisions	70,049	$1,946	288	71,707
Mortgage-backed securities	896,750	6,537	16,300	886,987
Marketable equity securities	8,523	277	124	8,676
Other	179,829	2,510	469	181,870

Total	$1,162,437	$11,270	$17,265	$1,156,442

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,395	$8	$20	$13,383
State and political subdivisions	67,054	2,387	91	69,350
Mortgage-backed securities	986,328	9,051	6,251	989,128
Marketable equity securities	8,597	1,500	39	10,058
Other	191,557	3,844	160	195,241

Total	$1,266,931	$16,790	$6,561	$1,277,160

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The FASB has delayed the guidance in EITF 03-1 regarding measurement and recognition until application guidance is issued under a related FASB Staff Position; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. United will continue to evaluate the impact of EITF 03-1 once final guidance is issued.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2005 and December 31, 2004:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
March 31, 2005
Treasuries and agencies	$4,896	$84
State and political	12,125	262	$1,239	$26
Mortgage-backed	626,620	12,157	174,824	4,143
Marketable equity securities	2,382	40	781	84
Other	16,775	395	10,437	74

Total	$662,798	$12,938	$187,281	$4,327

December 31, 2004
Treasuries and agencies	$10,465	$20
State and political	5,442	72	$1,247	$19
Mortgage-backed	479,144	4,339	147,170	1,912
Marketable equity securities	177	23	748	16
Other	20,619	126	4,929	34

Total	$515,847	$4,580	$154,094	$1,981

Gross unrealized losses on available for sale securities were $17,265 at March 31, 2005. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed and trust preferred securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and Countrywide, a large mortgage lending company. Management does not believe any individual unrealized loss as of March 31, 2005 represents other than temporary impairment. The Company believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

The amortized cost and estimated fair value of securities available for sale at March 31, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,720	$3,720	$12,420	$12,418
Due after one year through five years	44,251	48,061	17,241	21,747
Due after five years through ten years	277,118	273,322	299,627	299,395
Due after ten years	828,825	822,663	929,046	933,542
Marketable equity securities	8,523	8,676	8,597	10,058

Total	$1,162,437	$1,156,442	$1,266,931	$1,277,160

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,862	$860	—	$12,722
State and political subdivisions	70,979	2,286	—	73,265
Mortgage-backed securities	543	28	—	571
Other	149,326	4,642	$2,417	151,551

Total	$232,710	$7,816	$2,417	$238,109

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,886	$1,220	—	$13,106
State and political subdivisions	71,929	2,705	$4	74,630
Mortgage-backed securities	588	35	—	623
Other	148,879	6,926	2,572	153,233

Total	$233,282	$10,886	$2,576	$241,592

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties. There were no sales of held to maturity securities.

	March 31, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$12,039	$12,301	$1,254	$1,261
Due after one year through five years	38,683	40,958	47,354	50,840
Due after five years through ten years	20,657	21,390	23,841	24,803
Due after ten years	161,331	163,460	160,833	164,688

Total	$232,710	$238,109	$233,282	$241,592

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,029,564 and $1,034,573 at March 31, 2005 and December 31, 2004, respectively.

4. LOANS

Major classifications of loans are as follows:

	March 31,	December 31,
	2005	2004
Commercial, financial and agricultural	$836,398	$864,511
Real estate:
Single-family residential	1,664,255	1,663,198
Commercial	1,082,527	1,063,554
Construction	309,676	303,516
Other	114,045	123,165
Installment	390,553	406,758

Total gross loans	$4,397,454	$4,424,702

The table above does not include loans held for sale of $4,488 and $3,981 at March 31, 2005 and December 31, 2004, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $111,750 and $109,126 at March 31, 2005 and December 31, 2004, respectively .

5. ALLOWANCE FOR CREDIT LOSSES

United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $7,854 and $7,988 at March 31, 2005 and December 31, 2004, respectively, is separately identified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

The allowance for credit losses is management’s estimate of the probable credit losses inherent in the lending portfolio. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending-related commitments. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for credit losses, while recoveries of previously charged-off amounts are credited to the allowance for credit losses. Credit expenses related to the allowance for credit losses and the allowance for lending- related commitments are reported in the provision for credit losses in the income statement.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended
	March 31
	2005	2004
Balance at beginning of period	$51,353	$51,309
Provision	1,111	1,357

	52,464	52,666
Loans charged-off	(1,538)	(1,762)
Less: Recoveries	498	447

Net Charge-offs	(1,040)	(1,315)

Balance at end of period	$51,424	$51,351

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

Nonperforming assets are summarized as follows:

	March 31,	December 31,
	2005	2004
Nonaccrual loans	$5,955	$6,352
Loans past due 90 days or more and still accruing interest	3,565	4,425

Total nonperforming loans	9,520	10,777

Other real estate owned	2,974	3,692

Total nonperforming assets	$12,494	$14,469

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At March 31, 2005, the recorded investment in loans that were considered to be impaired was $13,130 (of which $5,955 was on a nonaccrual basis). Included in this amount is $4,978 of impaired loans for which the related allowance for credit losses is $1,325 and $8,152 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2004, the recorded investment in loans that were considered to be impaired was $10,348 (of which $6,352 was on a nonaccrual basis). Included in this amount was $3,914 of impaired loans for which the related allowance for credit losses was $997, and $6,434 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter ended March 31, 2005 and for the year ended December 31, 2004 was approximately $11,864 and $15,709, respectively.

For the quarters ended March 31, 2005 and 2004, United recognized interest income on impaired loans of approximately $105 and $217, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $233 and $310 for the quarters ended March 31, 2005 and 2004, respectively.

7. INTANGIBLE ASSETS

Total goodwill was $166,852 and $166,926 as of March 31, 2005 and December 31, 2004, respectively.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($13,682)	$6,208

Goodwill not subject to amortization			$166,852

	As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($13,071)	$6,819

Goodwill not subject to amortization			$166,926

United incurred amortization expense of $611 and $750 for the quarters ended March 31, 2005 and 2004, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2005	$2,278
2006	1,871
2007	1,462
2008	832
2009	303
Thereafter	73

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $185,425. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2005, federal funds purchased were $88,315 while securities sold under agreements to repurchase were $524,274.

United has available funds of $40,000 to provide for general liquidity needs under a two year renewable revolving line of credit. The line of credit carries a LIBOR-based indexed floating rate of interest. At March 31, 2005, United had no outstanding balance under the line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of March 31, 2005, United Bank (VA) had an outstanding balance of $2,024 and had additional funding available of $2,976.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2005, United had an unused borrowing amount of approximately $1,312,830 available subject to delivery of collateral after certain trigger points.

At March 31, 2005, $557,283 of FHLB advances with a weighted-average interest rate of 5.09% is scheduled to mature within the next twelve years. The scheduled maturities of borrowings are as follows:

Year	Amount
2005	$140,800
2006	1,150
2007	—
2008	100,503
2009 and thereafter	314,830

Total	$557,283

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2005 and December 31, 2004, the outstanding balances of the Debentures were $89,303 and $89,433 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier 1 capital of United for regulatory purposes. In March of 2005, the banking regulatory agencies issued guidance which did not change the regulatory capital treatment for the Trust Preferred Securities.

On March 3, 2005, the FASB issued FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (VIE).” FIN 46R-5 requires a reporting enterprise to address whether a reporting enterprise has an implicit variable interest in a VIE or potential VIE when specific conditions exist. FIN 46R-5 is effective in the second quarter of 2005 and is not expected to have a material impact on United’s consolidated financial statements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $1,556,389 and $1,618,823 of loan commitments outstanding as of March 31, 2005 and December 31, 2004, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,479 and $1,449 as of March 31, 2005 and December 31, 2004, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $132,858 and $140,168 as of March 31, 2005 and December 31, 2004, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

In addition, United has interest rate swap agreements totaling a notional amount of approximately $4.5 million to convert certain fixed rate commercial loans to a floating rate. Under these swap agreements, United will receive payment streams at a variable rate of three-month LIBOR plus 1.90% while paying a fixed rate of 6.70% on the $4.5 million for the remaining term of approximately ten years.

Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swaps are considered fair value hedges. The swaps qualify for the shortcut method of accounting treatment because the critical terms of the hedged financial instruments (FHLB advance and fixed commercial loans) and the interest rate payments to be received on the swaps coincide and thus are effective in offsetting changes in the fair value of the hedged financial instruments over their remaining term. The fair value of the interest rate swaps is recognized on the balance sheet as either a freestanding asset or liability. At March 31, 2005, the fair value of the FHLB swap resulted in a liability of $7.02 million. Adjustments to the fair value of the swap are recorded as a corresponding adjustment within FHLB advances on the balance sheet. At March 31, 2005, the fair value of the commercial loan swaps resulted in an asset of $28 thousand. Adjustments to the fair value of the swaps are recorded as a corresponding adjustment within commercial loans on the balance sheet. The impact on earnings is the exchange of the fixed rate interest for variable rate LIBOR based interest.

12. EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost included the following components:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Service cost	$464	$581
Interest cost	748	706
Expected return on plan assets	(1,102)	(933)
Amortization of transition asset	(43)	(44)
Recognized net actuarial loss	168	228
Amortization of prior service cost	—	—

Net periodic pension cost	$236	$538

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%
Expected return on assets	9.00%	9.00%
Rate of compensation increase	3.25%	3.25%

13. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31
	2005	2004
Net Income	$24,760	$23,504
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	(9,945)	6,794
Less: Reclassification adjustment for (gains) losses included in net income	(601)	(464)
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	123	139

Total Comprehensive Income	$14,337	$29,973

14. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
(Dollars in thousands, except per share)	2005	2004
Income from Continuing Operations	$24,760	$22,607
Income from Discontinued Operations	—	897

Net Income	$24,760	$23,504

Basic
Income from Continuing Operations	$0.58	$0.52
Income from Discontinued Operations	—	0.02

Net Income	$0.58	$0.54

Average common shares outstanding	42,900,416	43,680,837

Diluted
Income from Continuing Operations	$0.57	$0.51
Income from Discontinued Operations	—	0.02

Net Income	$0.57	$0.53

Average common shares outstanding	42,900,416	43,680,837
Equivalents from stock options	518,163	577,747

Average diluted shares outstanding	43,418,579	44,258,584

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

United’s total assets as of March 31, 2005 were $6.31 billion, down $124.66 million or 1.94% from year-end 2004 primarily the result of a $120.72 million decline in securities available for sale. Portfolio loans were relatively flat as they dropped less than 1% or $27.18 million from year-end 2004. Partially offsetting these decreases was an increase in cash and cash equivalents of $21.16 million. The decrease in total assets is reflected in a corresponding decrease in total liabilities and shareholders’ equity of $119.84 million and $4.82 million, respectively, from year-end 2004. The decrease in total liabilities was due mainly to decreases in federal funds purchased, securities purchased under agreements to repurchase and FHLB borrowings. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents increased $21.16 million or 13.79% comparing March 31, 2005 to year-end 2004. Of this total increase, cash and due from banks increased $3.48 million while interest-bearing deposits with other banks increased $17.68 million. During the first three months of 2005, net cash of $35.18 million and $129.79 million was provided by operating activities and investing activities, respectively. Net cash of $143.81 million was used in financing activities.

Securities

Total investment securities decreased $121.29 million or 8.03% since year-end 2004. Securities available for sale decreased $120.72 million or 9.45%. This change reflects $172.09 million in sales, maturities and calls of securities, $69.08 million in purchases and a decrease of $16.23 million in market value. Securities held to maturity were relatively flat from year-end 2004. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $507 thousand or 12.74% as loan originations exceeded loan sales in the secondary market during the first three months of 2005. Portfolio loans, net of unearned income, were relatively flat form year-end 2004, decreasing less than 1% or $27.18 million. The slight decrease in portfolio loans was primarily attributable to decreases in commercial loans (not secured by real estate) and installment loans of $28.11 million and $16.21 million, respectively. Commercial real estate loans increased by $18.97 million and construction loans increased $6.16 million. Single-family residential real estate loans were relatively flat from year-end 2004. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $2.89 million or 1.84% since year-end 2004. This increase was primarily due to an increase in deferred tax assets related to the decline in the market value of available for sale securities.

Deposits

Total deposits at March 31, 2005 increased $52.88 million or 1.23% since year-end 2004. In terms of composition, noninterest-bearing deposits decreased $4.74 million and interest-bearing deposits increased $57.61 million from December 31, 2004. The decline in noninterest-bearing deposits was due mainly to a $10.81 million or 2.59% decrease in commercial demand deposits. The increase in interest-bearing deposits was due primarily to growth of $63.55 million or 3.98% in certificate accounts (CDs) due to higher interest rates.

Borrowings

Total borrowings at March 31, 2005 decreased $179.51 million or 12.46% during the first quarter of 2005. Since year-end 2004, federal funds purchased and securities sold under agreements to repurchase decreased $42.79 million or 32.64% and $22.15 million or 4.05%, respectively. FHLB borrowings decreased $112.04 million or 16.74%. For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity at March 31, 2005, decreased $4.82 million or less than 1% from December 31, 2004 as United continued to balance capital adequacy and returns to shareholders. The slight decrease in shareholders’ equity was due mainly to a decline of $10.55 million, net of deferred income taxes in the fair value of its available for sale investment portfolio. Treasury stock increased $7.63 million since year-end 2004 as treasury share repurchases exceeded stock option redemptions during the first three months of 2005. A plan announced by United in May of 2003 to repurchase up to 1.65 million shares of its common stock on the open market was completed in the fourth quarter of 2004. During the first three months of 2005, 245,294 shares were repurchased under a new plan approved by United’s Board of Directors to repurchase up to 1.775 million shares of United’s common stock on the open market. Since the plan’s implementation, 249,271 shares have been repurchased. Earnings net of dividends declared for the first quarter of 2005 were $13.62 million.

RESULTS OF OPERATIONS

Overview

As previously mentioned, on July 7, 2004, United consummated the sale of its wholly-owned mortgage banking subsidiary, Mason Mortgage. United will continue to focus on retail mortgage lending through its banking subsidiaries. The results of operations for Mason Mortgage are reported as income from discontinued operations. For detailed financial data and further information related to discontinued operations, refer to Note 2 of the accompanying unaudited consolidated financial statements.

The following is a detailed discussion of United’s first quarter 2005 results. Results for the first quarter of 2004 include results from continuing and discontinued operations. For discussion purposes, information referred to on a consolidated basis combines the results of continuing and discontinued operations.

Consolidated net income for the first three months of 2005 was $24.76 million or $0.57 per diluted share compared to $23.50 million or $0.53 per share for the first three months of 2004. These results represent a 5.34% increase in net income and a 7.55% increase in diluted earnings per share. United’s annualized return on average assets for the first three months of 2005 was 1.58% and return on average shareholders’ equity was 15.71% as compared to 1.52% and 15.19% for the first three months of 2004.

Income from continuing operations was $24.76 million or $0.57 per diluted share for the first quarter of 2005 as compared to $22.61 million or $0.51 per diluted share for the first quarter of 2004. No income from discontinued operations was recorded for the first quarter of 2005 because the sale of Mason Mortgage occurred in 2004. Income from discontinued operations for the first quarter of 2004 was $897 thousand or $0.02 per diluted share.

Consolidated tax-equivalent net interest income for the first three months of 2005 was $55.76 million, an increase of $1.14 million or 2.08% from the prior year’s first three months. The provision for credit losses was $1.11 million for the first three months of 2005 as compared to $1.36 million for the first three months of 2004. Consolidated noninterest income was $12.92 million for the first three months of 2005, down $7.14 million or 35.59% when compared to the first three months of 2004. For the first quarter of 2005, consolidated noninterest expenses decreased $8.49 million or 22.79% from the first quarter of 2004. United’s effective tax rate was 31.33% and 30.00% for the first three months of 2005 and 2004, respectively.

Net Interest Income

Consolidated tax-equivalent net interest income increased $1.14 million or 2.08% for the first quarter of 2005 when compared to the same period of 2004.

Tax-equivalent net interest income from continuing operations for the first quarter of 2005 was $55.76 million, an increase of $3.49 million or 6.68% from the first quarter of 2004. This increase in tax-equivalent net interest income from continuing operations was due mainly to a $399.32 million or 7.35% increase in average earning assets as average loans for the first quarter of 2005 grew $394.60 million or 9.86% over last year’s first quarter. In addition, the average yield on earning assets for the first quarter of 2005 increased 25 basis points from the first quarter of 2004 as a result of higher interest rates. These increases to net interest income were partially offset by a 35 basis point increase in the cost of funds due to the higher interest rates. On a consolidated basis, the net interest margin for the first quarter of 2005 was 3.85%, a decrease of 1 basis point from 3.86% in the first quarter of 2004.

On a linked-quarter basis, United’s tax-equivalent net interest income from continuing operations for the first quarter of 2005 was relatively flat, decreasing by only $233 thousand or less than 1%. The main reasons for the slight decline were two less days in the first quarter of 2005 as compared to the fourth quarter of 2004 and a $61.83 million increase in average interest-bearing funds at an additional cost of 19 basis points. Average loans, net of unearned income grew $97.20 million or 2.26% for the quarter which mitigated most of the decline in net interest income. The net interest margin of 3.85% for the first quarter of 2005 was a 1 basis point decrease from the fourth quarter of 2004’s net interest margin of 3.86%.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2005 and 2004, respectively, with the consolidated interest and rate earned or paid on such amount.

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased Under agreements to resell and other short-term investments	$26,448	$126	1.94%	$10,774	$76	2.81%
Investment Securities:
Taxable	1,261,468	14,006	4.44%	1,296,836	13,462	4.15%
Tax-exempt (1) (2)	191,047	2,994	6.27%	173,549	3,060	7.05%

Total Securities	1,452,515	17,000	4.68%	1,470,385	16,522	4.50%
Loans, net of unearned income (1) (2) (3)	4,398,409	64,915	5.97%	4,243,876	59,991	5.68%
Allowance for loan losses	(43,377)			(50,423)

Net loans	4,355,032		6.03%	4,193,453		5.75%

Total earning assets	5,833,995	$82,041	5.67%	5,674,612	$76,589	5.42%

Other assets	529,298			560,740

TOTAL ASSETS	$6,363,293			$6,235,352

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,436,365	$14,687	1.73%	$3,209,339	$10,907	1.37%
Short-term borrowings	739,645	3,414	1.87%	657,879	1,579	0.97%
Long-term borrowings	615,438	8,185	5.39%	853,195	9,486	4.47%

Total Interest-Bearing Funds	4,791,448	26,286	2.22%	4,720,413	21,972	1.87%

Noninterest-bearing deposits	877,253			848,900
Accrued expenses and other liabilities	55,293			43,606

TOTAL LIABILITIES	5,723,994			5,612,919
SHAREHOLDERS’ EQUITY	639,299			622,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,363,293			$6,235,352

NET INTEREST INCOME		$55,755			$54,617

INTEREST SPREAD			3.45%			3.55%

NET INTEREST MARGIN			3.85%			3.86%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

Credit quality continues to be favorable. Nonperforming loans were $9.52 million or 0.22% of loans, net of unearned income at March 31, 2005 as compared to $10.78 million or 0.24% of loans, net of unearned income, at December 31, 2004. Nonperforming loans were $15.72 million or 0.38% of loans, net of unearned income at March 31, 2004. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. Nonaccrual loans and loans past due 90 days or more were $5.96 million and $3.57 million, respectively at March 31, 2005 as compared to $6.35 million and $4.43 million, respectively at year-end 2004. Total nonperforming assets of $12.49 million, including OREO of $2.97 million at March 31, 2005, represented 0.20% of total assets at the end of the first quarter. For a summary of nonperforming assets, see Note 6 to the unaudited consolidated financial statements.

At March 31, 2005, impaired loans were $13.13 million, which was an increase of $2.78 million from the $10.35 million in impaired loans at December 31, 2004. This increase in impaired loans was due primarily to the addition of two large commercial credits totaling $2.25 million. For further details, see Note 6 to the unaudited consolidated financial statements.

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

United maintains an allowance for loan losses and an allowance for lending–related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At March 31, 2005, the allowance for credit losses was $51.42 million, compared to $51.35 million at December 31, 2004. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.17% at March 31, 2005 and 1.16% of loans, net of unearned income at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 540.2% and 476.5% at March 31, 2005 and December 31, 2004, respectively.

For the quarters ended March 31, 2005 and 2004, the provision for credit losses was $1.11 million and $1.36 million, respectively. The changes in the provision are directionally consistent with the more favorable loan quality in 2005 as compared to 2004. Net charge-offs were $1.04 million for the first quarter of 2005 as compared to net charge-offs of $1.32 million for the previous year quarter. Note 5 to the accompanying unaudited consolidated financial statements provide a progression of the allowance for credit losses.

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

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loan percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The allowance for imprecision is a relatively small component of the total allowance for credit losses and recognizes the normal variance resulting from the process of estimation. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates.

United’s formal company-wide process at March 31, 2005 produced decreased allocations in two of the four loan categories. The components of the allowance allocated to commercial loans decreased $807 thousand as a result of the elimination of a special allocation for commercial loan growth ($900 thousand) which was deemed no longer necessary. The components of the allowance allocated to real estate loans decreased $269 thousand primarily as a result of the elimination of a special allocation for mortgage loan growth ($200 thousand) which was deemed no longer necessary. The consumer loan pool allocation increased $132 thousand as increases in qualitative adjustments offset decreased loan volume. There was virtually no change in the real estate construction loan pool allocation. The unfunded commitments liability decreased by $133 thousand due to reductions in historical loss rates.

Management believes that the allowance for credit losses of $51.42 million at March 31, 2005 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.

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

Other Income

Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Consolidated noninterest income was $12.92 million for the first three months of 2005, down $7.14 million or 35.59% when compared to the first three months of 2004. This decrease in consolidated noninterest income was due to income from the discontinued mortgage banking operations of

Mason Mortgage being included in the consolidated results for the first quarter of 2004.

Noninterest income from continuing operations for the first quarter of 2005 was $12.92 million, a decrease of $644 thousand or 4.75% from the first quarter of 2004. The decline in noninterest income from continuing operations was attributable mainly to decreased revenue from deposit services. Fees from deposit services decreased $906 thousand or 12.25% for the first quarter of 2005 as compared to the same period in 2004. These decreases were primarily attributable to a decline in consumer overdraft related revenues and lower fees associated with commercial accounts due to higher earnings credits.

Revenue from trust and brokerage services grew $188 thousand or 7.32% for the first quarter of 2005 as compared to the first quarter of 2004. Total managed and non-managed trust assets, including custodial and safekeeping accounts, increased from $3.16 billion at March 31, 2004 to $3.49 billion at March 31, 2005, an increase of $324.86 million or 10.28%. Gains on securities transactions increased $210 thousand or 29.41% for the first quarter of 2005 as compared to the first quarter of 2004.

On a linked-quarter basis, noninterest income from continuing operations were virtually level, decreasing $184 thousand or 1.40% from the fourth quarter of 2004 as fees from deposit services dropped $711 thousand or 9.87%. Income from trust and brokerage services showed a healthy growth of $310 thousand or 12.66% for the first quarter of 2005 over the fourth quarter of 2004. Gains on securities transactions increased $909 thousand for the first quarter of 2005 as compared to the fourth quarter of 2004.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Consolidated noninterest expenses decreased $8.49 million or 22.79% for the first three months of 2005 compared to the same period in 2004, which includes noninterest expense of $7.60 million from discontinued operations.

Noninterest expense from continuing operations decreased $883 thousand or 2.98% for the first quarter of 2005 as compared to the first quarter of 2004 due to decreases in several general operating expenses, none of which were individually significant. On a linked-quarter basis, noninterest expense from continuing operations decreased $2.97 million or 9.37%. The decrease was due mainly to a penalty of $2.97 million incurred during the fourth quarter of 2004 to refinance a Federal Home Loan Bank (FHLB) advance.

Total salaries and benefits expense from continuing operations for the first quarter of 2005 was relatively flat when compared to the same period of 2004. On a linked-quarter basis, total salaries and benefits expense from continuing operations increased $1.15 million or 8.94% as expenses related to employee benefits increased from the lower amounts in the fourth quarter of 2004 resulting from a change in estimates.

Net occupancy expense from continuing operations for the first quarter of 2005 decreased $118 thousand or 3.67% when compared to the first quarter of 2004. On a linked-quarter basis, net occupancy decreased $184 thousand or 5.61%.

Other expenses from continuing operations decreased $720 thousand or 5.85% for the first quarter of 2005 as compared to the same period of 2004. On a linked quarter basis, other expenses from continuing operations decreased $972 thousand or 7.74%. The lower amount of other expenses in the first quarter of 2005 were due mainly to decreases in several general operating expenses, none of which were individually significant.

Income Taxes

For the first quarter of 2005, consolidated income taxes were $11.30 million as compared to $10.07 million for the first quarter of 2004. For the quarters ended March 31, 2005 and 2004, United’s effective tax rates were 31.33% and 30.00%, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2005 and December 31, 2004:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	March 31, 2005		December 31, 2004
+100		3.06%		2.55%
-100	-	3.77%	-	5.20%

At March 31, 2005, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.06% over one year as compared to an increase of 2.55% at December 31, 2004. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.77% over one year at March 31, 2005 as compared to a decrease of 5.20% at December 31, 2004. This analysis does not include the potential increased refinanced activities, which should lessen the negative impact on net income from falling rates. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.

To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets.

As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. In July of 2003, United entered into a $100 million notional amount interest rate swap agreement. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. Under the swap agreement, United will receive payment streams at a fixed rate of 6.43% while paying a variable rate of one-month LIBOR plus 3.5% on the $100 million for a term of seven years. United entered into the interest rate swap in an effort to offset a portion of the cost on a long-term fixed rate FHLB advance. However, the FHLB, at its discretion, can convert the fixed interest rate on the advance to a variable rate of three-month LIBOR plus 0.1%. If this conversion occurs, under the swap agreement, United would then receive variable payment streams equivalent to three-month LIBOR plus 0.1% and pay a variable rate of three-month LIBOR plus 3.5% over the remaining term. In addition, United has interest rate swap agreements totaling a notional amount of approximately $4.5 million to convert certain fixed rate commercial loans to a floating rate. Under these swap agreements, United will receive payment streams at a variable rate of three-month LIBOR plus 1.90% while paying a fixed rate of 6.70% on the $4.5 million for the remaining term of approximately ten years. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

Key economic assumptions used in measuring the fair value of the retained interests at March 31, 2005 and December 31, 2004 were as follows:

	March 31,			December 31,
	2005			2004
Weighted average life (in years)			1.5			1.7
Prepayment speed assumption (annual rate)	15.19%	—	30.00%	15.19%	—	33.00%
Cumulative default rate			19.21%			19.21%
Residual cash flows discount rate (annual rate)	5.70%	—	11.68%	5.02%	—	11.08%

At March 31, 2005 and December 31, 2004, the fair values of the retained interests approximated $6.25 million and $8.28 million, respectively, and are carried in the available for sale investment portfolio.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets consisting of the fixed-rate residential mortgage loans:

	March 31,	December 31,
	2005	2004
Total principal amount of loans	$22,759	$25,207
Principal amount of loans 60 days or more past due	423	617
Year to date average balances	23,957	32,632
Year to date net credit losses	121	896

Extension Risk

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage-

related securities generally decline. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, United’s holdings of mortgage- related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

At March 31, 2005, United had approximately $897 million in mortgage related securities of which approximately $717 million or 80% were fixed rate collateralized mortgage obligations (CMOs). These CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 3.2 years and a weighted average yield of 3.96%, under current prepayment assumptions. These securities were selected for their overall total return characteristics. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would extend to 3.7 years with a slight increase in yield. The projected price decline in rates up 300 basis points would be 9.2%, roughly equivalent to a 3.5-year Treasury Note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.

United had approximately $31 million in 30-year mortgage backed securities with a projected yield of 6.60% and a projected average life of 3.7 years at March 31, 2005. These bonds are projected to be good risk/reward securities in stable and scenarios of moderate rate increases due to the high yield and premium book price. However, should rates increase 300 basis points, the average life is expected to extend, and these bonds will experience significant price depreciation, but not as significant as current coupon pools.

The remainder of the mortgage-related securities portfolio at March 31, 2005 consisted of approximately $25 million in adjustable rate securities (ARMs), $26 million in balloon securities, $32 million in 10-year amortization pools, $27 million in 15-year mortgage pools, $34 million in 20-year pools and $5 million in various other securities.

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

For the three months ended March 31, 2005, cash of $35.18 million was provided by operating activities of continuing operations. Net cash of $129.79 million was provided by investing activities, which was primarily due to $104.64 million of excess net proceeds from sales, calls and maturities of investment securities over purchases of securities. During the first three months of 2005, net cash of $143.81 million was used in financing activities due primarily to the repayment of $277.35 million in short-term borrowings. Other uses of cash for financing activities included payments of $11.20 million and $8.53 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $21.16 million for the first three months of 2005.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.80% at March 31, 2005 and 11.58% at December 31, 2004, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.60% and 8.65%, respectively, at March 31, 2005, are also well above regulatory minimum requirements.

Total shareholders’ equity was $626.68 million, a decrease of $4.82 million or less than 1% from December 31, 2004. United’s equity to assets ratio was 9.93% at March 31, 2005, as compared to 9.81% at December 31, 2004. The primary capital ratio, capital and reserves to total assets and reserves, was 10.66% at March 31, 2005, as compared to 10.53% at December 31, 2004. United’s average equity to average asset ratio was 10.05% and 9.98% for the quarters ended March 31, 2005 and 2004, respectively.

During the first quarter of 2005, United’s Board of Directors declared a cash dividend of $0.26 per share. Total cash dividends declared were approximately $11.14 million for the first quarter of 2005, an increase of 2.03% over the first quarter of 2004. The year 2005 is expected to be the 32nd consecutive year of dividend increases to United shareholders.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2005 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no material changes in United’s internal controls or in other factors that could materially affect internal controls subsequent to March 31, 2005.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below includes certain information regarding United’s purchase of its common shares during the three month period ended March 31, 2005:

					Total Number of
					Shares
					Purchased as	Maximum Number
			Total Number	Average	Part of Publicly	of Shares that May
			of Shares	Price Paid	Announced	Yet be Purchased
Period			Purchased	per Share	Plans	Under the Plans (1)

1/01	–	1/31/2005	80,037	$35.81	84,014	1,690,986
2/01	–	2/28/2005	77,206	$34.85	161,220	1,613,780
3/01	–	3/31/2005	88,051	$33.81	249,271	1,525,729

Total			245,294	$34.79

(1)	In August of 2004, United’s Board of Directors approved a stock repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

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

UNITED BANKSHARES, INC.
(Registrant)

Date: May 9, 2005	/s/ Richard M. Adams

Richard M. Adams, Chairman of
the Board and Chief Executive
Officer

Date: May 9, 2005	/s/ Steven E. Wilson

Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer