Form 10-Q
period 2005-06-30
UNITED BANKSHARES INC/WV
filed 2005-08-04
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2005
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
Commission File Number: 0-13322
United Bankshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0641179 (I.R.S. Employer Identification No.)

300 United Center 500 Virginia Street, East Charleston, West Virginia (Address of Principal Executive Offices)	25301 Zip Code
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
Class — Common Stock, $2.50 Par Value; 42,428,191 shares outstanding as of July 31, 2005.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2005 and December 31, 2004, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and six months ended June 30, 2005 and 2004, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2005, the related condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30	December 31
	2005	2004
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$148,548	$132,306
Interest-bearing deposits with other banks	56,232	21,159
Federal funds sold	5,505	—

Total cash and cash equivalents	210,285	153,465

Securities available for sale at estimated fair value (amortized cost-$1,208,193 at June 30, 2005 and $1,266,931 at December 31, 2004)	1,210,780	1,277,160
Securities held to maturity (estimated fair value-$240,229 at June 30, 2005 and $241,592 at December 31, 2004)	231,627	233,282
Loans held for sale	3,232	3,981
Loans	4,529,049	4,424,702
Less: Unearned income	(6,472)	(6,426)

Loans net of unearned income	4,522,577	4,418,276
Less: Allowance for loan losses	(43,585)	(43,365)

Net loans	4,478,992	4,374,911
Bank premises and equipment	40,503	41,564
Goodwill	166,852	166,926
Accrued interest receivable	28,008	27,371
Other assets	158,421	157,311

TOTAL ASSETS	$6,528,700	$6,435,971

Liabilities
Deposits:
Noninterest-bearing	$964,293	$885,339
Interest-bearing	3,549,648	3,412,224

Total deposits	4,513,941	4,297,563

Borrowings:
Federal funds purchased	61,520	131,106
Securities sold under agreements to repurchase	555,035	546,425
Federal Home Loan Bank borrowings	607,729	669,322
Other short-term borrowings	3,468	4,427
Other long-term borrowings	89,173	89,433
Allowance for lending-related commitments	8,048	7,988
Accrued expenses and other liabilities	53,273	58,200

TOTAL LIABILITIES	5,892,187	5,804,464
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at June 30, 2005 and December 31, 2004, including 1,803,235 and 1,312,387 shares in treasury at June 30, 2005 and December 31, 2004, respectively	110,802	110,802
Surplus	99,083	99,773
Retained earnings	486,457	459,393
Accumulated other comprehensive (loss) income	(982)	3,739
Treasury stock, at cost	(58,847)	(42,200)

TOTAL SHAREHOLDERS’ EQUITY	636,513	631,507

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,528,700	$6,435,971

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Interest income
Interest and fees on loans	$66,024	$55,227	$129,090	$110,786
Interest on federal funds sold and other short-term investments	220	108	346	184
Interest and dividends on securities:
Taxable	13,653	13,523	27,659	26,985
Tax-exempt	2,282	2,102	4,360	4,156

Total interest income	82,179	70,960	161,455	142,111

Interest expense
Interest on deposits	16,633	11,284	31,320	22,191
Interest on short-term borrowings	4,013	1,662	7,427	3,241
Interest on long-term borrowings	8,075	8,769	16,260	17,683

Total interest expense	28,721	21,715	55,007	43,115

Net interest income	53,458	49,245	106,448	98,996
Provision for credit losses	504	539	1,615	1,896

Net interest income after provision for credit losses	52,954	48,706	104,833	97,100

Other income
Fees from trust and brokerage services	2,741	2,663	5,499	5,233
Service charges, commissions, and fees	8,517	9,056	16,339	17,539
Income from bank-owned life insurance	1,459	1,018	2,423	2,017
Income from mortgage banking operations	227	242	353	410
Security gains	58	106	982	820
Other income	357	616	682	1,245

Total other income	13,359	13,701	26,278	27,264

Other expense
Salaries and employee benefits	14,921	14,175	28,987	28,286
Net occupancy expense	3,051	3,033	6,146	6,246
Equipment expense	1,673	1,870	3,313	3,850
Data processing expense	1,535	1,144	2,868	2,212
Other expense	9,397	9,251	18,004	18,503

Total other expense	30,577	29,473	59,318	59,097

Income from continuing operations before income taxes	35,736	32,934	71,793	65,267
Income taxes	11,222	10,477	22,519	20,203

Income from continuing operations	24,514	22,457	49,274	45,064

Income from discontinued operations before income taxes	—	2,445	—	3,688
Income taxes	—	688	—	1,034

Income from discontinued operations	—	1,757	—	2,654

Net income	$24,514	$24,214	$49,274	$47,718

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Earnings per common share from continuing operations:
Basic	$0.57	$0.52	$1.15	$1.03

Diluted	$0.57	$0.51	$1.14	$1.02

Earnings per common share from discontinued operations:
Basic	—	$0.04	—	$0.06

Diluted	—	$0.04	—	$0.06

Earnings per common share:
Basic	$0.57	$0.56	$1.15	$1.09

Diluted	$0.57	$0.55	$1.14	$1.08

Dividends per common share	$0.26	$0.25	$0.52	$0.50

Average outstanding shares:
Basic	42,659,573	43,511,510	42,779,299	43,595,898
Diluted	43,121,982	44,005,011	43,269,361	44,131,285
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2005
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2005	44,320,832	$110,802	$99,773	$459,393	$3,739	($42,200)	$631,507

Comprehensive income:
Net income	—	—	—	49,274	—	—	49,274
Other comprehensive income, net of tax:
Unrealized loss on securities of $4,330 net of reclassification adjustment for gains included in net income of $638	—	—	—	—	(4,968)	—	(4,968)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	247	—	247

Total comprehensive income							44,553
Purchase of treasury stock (551,680 shares)	—	—	—	—	—	(18,626)	(18,626)
Cash dividends ($0.52 per share)	—	—	—	(22,210)	—	—	(22,210)
Common stock options exercised (60,832 shares)	—	—	(690)	—	—	1,979	1,289

Balance at June 30, 2005	44,320,832	$110,802	$99,083	$486,457	($982)	($58,847)	$636,513

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended
	June 30
	2005	2004

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$52,977	$(6,781)

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	2,397	12,834
Purchases of securities held to maturity	(453)	(2,645)
Proceeds from sales of securities available for sale	192,021	214,146
Proceeds from maturities and calls of securities available for sale	100,842	189,293
Purchases of securities available for sale	(236,035)	(304,228)
Net purchases of bank-owned life insurance	—	(13,826)
Net purchases of bank premises and equipment	(1,360)	(1,813)
Net change in loans	(106,615)	(221,804)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(49,203)	(128,043)

FINANCING ACTIVITIES
Cash dividends paid	(22,338)	(21,831)
Acquisition of treasury stock	(18,626)	(19,238)
Proceeds from exercise of stock options	1,231	2,996
Repayment of long-term Federal Home Loan Bank borrowings	(126,664)	(44,000)
Proceeds from long-term Federal Home Loan Bank borrowings	150,000	—
Changes in:
Deposits	216,378	174,783
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(146,935)	11,124

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	53,046	103,834

NET CASH USED IN DISCONTINUED OPERATIONS	—	(345)

Increase (Decrease) in cash and cash equivalents	56,820	(31,335)

Cash and cash equivalents at beginning of year, continuing operations	153,465	249,118
Cash and cash equivalents at beginning of year, discontinued operations	—	5,823

Cash and cash equivalents at beginning of year	153,465	254,941

Cash and cash equivalents at end of period, continuing operations	$210,285	$218,128
Cash and cash equivalents at end of period, discontinued operations	—	5,478

Cash and cash equivalents at end of period	$210,285	$223,606

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2005 and 2004 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in United’s 2004 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2004 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.
New Accounting Standards: In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on United’s consolidated financial statements.
United has stock option plans for certain employees that are accounted for under the intrinsic value method. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense is recognized. In December 2004, FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), ‘‘Share-Based Payment’’ which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and supersedes

APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule amending the adoption date of SFAS 123R. Based on this new rule, registrants that are not small business issuers must adopt SFAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123R may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. United expects to adopt SFAS 123R using the modified prospective transition method. Prior to 2004, United disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. For options granted in 2004, United used a binomial lattice model to value the options granted and determine the pro forma compensation expense presented in the table below. United intends to use this binomial lattice model to value future grants. SFAS 123R defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.
United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee stock options compared to the Black- Scholes options pricing model. For United, the difference in fair values calculated under each option pricing model is immaterial. The table below reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect for the three and six months ended June 30, 2005 and 2004. United will continue to evaluate the method of adoption and will begin to apply SFAS 123R as of the interim reporting period ending March 31, 2006, as required. United does not expect the adoption to have a material impact on its consolidated statements of income and net income per share.
The following pro forma disclosures present United’s consolidated net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of the option:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income, as reported	$24,514	$24,214	$49,274	$47,718
Less pro forma expense related to options granted, net of tax	(300)	(249)	(601)	(504)

Pro forma net income	$24,214	$23,965	$48,673	$47,214

Pro forma net income per share:
Basic – as reported	$0.57	$0.56	$1.15	$1.09
Basic – pro forma	$0.57	$0.55	$1.14	$1.08

Diluted – as reported	$0.57	$0.55	$1.14	$1.08
Diluted – pro forma	$0.56	$0.54	$1.12	$1.07

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United did not recognize any such amounts in operating cash flows for the six months ended June 30, 2005 and 2004.
In March of 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.” SAB 107 provides guidance regarding the application of SFAS 123R including option valuation methods, the accounting for income tax effects of share-based payment arrangements upon the adoption of SFAS 123R, and the required disclosures within filings made with the SEC related to the accounting for share-based payment transactions. United will provide SAB 107 required disclosures beginning in the interim reporting period ending March 31, 2006, as required.
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
The results of Mason Mortgage are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. All assets and liabilities of Mason Mortgage were sold as of July 7, 2004 and thus, were not included in the June 30, 2005 or December 31, 2004 consolidated balance sheets. No income from discontinued operations was recorded for the quarter and six months ended June 30, 2005 as the sale of Mason Mortgage occurred in 2004. Income from discontinued operations for the quarter and six months ended June 30, 2004 is presented on the following page:

Statement of Income for Discontinued Operations

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Interest and fees on loans	$3,927	$6,850
Interest expense	971	1,543

Net interest income	2,956	5,307

Other income:
Service charges, commissions, and fees	351	565
Income from mortgage banking operations	8,899	15,179

Total other income	9,250	15,744

Other expense:
Salaries and employee benefits expense	7,749	13,574
Net occupancy expense	496	985
Other noninterest expense	1,516	2,804

Total other expense	9,761	17,363

Income from discontinued operations before income taxes	2,445	3,688

Income taxes	688	1,034

Income from discontinued operations	$1,757	$2,654

3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	June 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,438	$9	$46	$7,401
State and political subdivisions	80,024	2,388	128	82,284
Mortgage-backed securities	932,106	6,246	9,409	928,943
Marketable equity securities	7,239	344	94	7,489
Other	181,386	3,459	182	184,663

Total	$1,208,193	$12,446	$9,859	$1,210,780

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,395	$8	$20	$13,383
State and political subdivisions	67,054	2,387	91	69,350
Mortgage-backed securities	986,328	9,051	6,251	989,128
Marketable equity securities	8,597	1,500	39	10,058
Other	191,557	3,844	160	195,241

Total	$1,266,931	$16,790	$6,561	$1,277,160

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The FASB delayed the guidance in EITF 03-1 regarding measurement and recognition of other-than-temporary impairment. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FASB-directed Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”
The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10 through 18 of EITF 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin
No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.
FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. United does not anticipate adoption of FSP FAS 115-1 will have a significant impact upon its consolidated financial statements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2005 and December 31, 2004:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
June 30, 2005
Treasuries and agencies	$3,163	$24	$982	$22
State and political	5,919	77	3,410	51
Mortgage-backed	474,320	4,269	332,119	5,140
Marketable equity securities	—	—	865	94
Other	6,676	24	18,321	158

Total	$490,078	$4,394	$355,697	$5,465

December 31, 2004
Treasuries and agencies	$10,465	$20	—	—
State and political	5,442	72	$1,247	$19
Mortgage-backed	479,144	4,339	147,170	1,912
Marketable equity securities	177	23	748	16
Other	20,619	126	4,929	34

Total	$515,847	$4,580	$154,094	$1,981

Gross unrealized losses on available for sale securities were $9,859 at June 30, 2005. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed and trust preferred securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual unrealized loss as of June 30, 2005 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the ability to hold these securities until such time as the value recovers or the securities mature.
The amortized cost and estimated fair value of securities available for sale at June 30, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,091	$4,095	$12,420	$12,418
Due after one year through five years	45,937	49,601	17,241	21,747
Due after five years through ten years	296,003	294,162	299,627	299,395
Due after ten years	854,923	855,433	929,046	933,542
Marketable equity securities	7,239	7,489	8,597	10,058

Total	$1,208,193	$1,210,780	$1,266,931	$1,277,160

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,837	$1,518	—	$13,355
State and political subdivisions	69,683	2,492	—	72,175
Mortgage-backed securities	498	25	—	523
Other	149,609	5,714	$1,147	154,176

Total	$231,627	$9,749	$1,147	$240,229

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,886	$1,220	—	$13,106
State and political subdivisions	71,929	2,705	$4	74,630
Mortgage-backed securities	588	35	—	623
Other	148,879	6,926	2,572	153,233

Total	$233,282	$10,886	$2,576	$241,592

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties. There were no sales of held to maturity securities.

	June 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$11,950	$12,142	$1,254	$1,261
Due after one year through five years	42,172	44,752	47,354	50,840
Due after five years through ten years	16,161	16,868	23,841	24,803
Due after ten years	161,344	166,467	160,833	164,688

Total	$231,627	$240,229	$233,282	$241,592

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,021,730 and $1,034,573 at June 30, 2005 and December 31, 2004, respectively.

4. LOANS
Major classifications of loans are as follows:

	June 30,	December 31,
	2005	2004
Commercial, financial and agricultural	$904,938	$864,511
Real estate:
Single-family residential	1,696,215	1,663,198
Commercial	1,091,648	1,063,554
Construction	338,677	303,516
Other	103,864	123,165
Installment	393,707	406,758

Total gross loans	$4,529,049	$4,424,702

The table above does not include loans held for sale of $3,232 and $3,981 at June 30, 2005 and December 31, 2004, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $113,649 and $109,126 at June 30, 2005 and December 31, 2004, respectively .
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,048 and $7,988 at June 30, 2005 and December 31, 2004, respectively, is separately identified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Balance at beginning of period	$51,424	$51,351	$51,353	$51,309
Provision	504	539	1,615	1,896

	51,928	51,890	52,968	53,205
Loans charged-off	(1,039)	(1,076)	(2,577)	(2,838)
Less: Recoveries	744	565	1,242	1,012

Net Charge-offs	(295)	(511)	(1,335)	(1,826)

Balance at end of period	$51,633	$51,379	$51,633	$51,379

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
Nonperforming assets are summarized as follows:

	June 30,	December 31,
	2005	2004
Nonaccrual loans	$9,510	$6,352
Loans past due 90 days or more and still accruing interest	5,955	4,425

Total nonperforming loans	15,465	10,777

Other real estate owned	2,410	3,692

Total nonperforming assets	$17,875	$14,469

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At June 30, 2005, the recorded investment in loans that were considered to be impaired was $17,190 (of which $9,510 were on a nonaccrual basis). Included in this amount is $6,490 of impaired loans for which the related allowance for credit losses is $1,238 and $10,700 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2004, the recorded investment in loans that were considered to be impaired was $10,348 (of which $6,352 were on a nonaccrual basis). Included in this amount was $3,914 of impaired loans for which the related allowance for credit losses was $997, and $6,434 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended June 30, 2005 and for the year ended December 31, 2004 was approximately $13,144 and $15,709, respectively.
United recognized interest income on impaired loans of approximately $90 and $196 for the quarter and six months ended June 30, 2005, respectively, and $67 and $254 for the quarter and six months ended June 30, 2004, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $185 and $423 for the quarter and six months ended June 30, 2005, respectively, and $156 and $465 for the quarter and six months ended June 30, 2004, respectively.
7. INTANGIBLE ASSETS
Total goodwill was $166,852 and $166,926 as of June 30, 2005 and December 31, 2004, respectively.
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($14,268)	$5,622

Goodwill not subject to amortization			$166,852

	As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($13,071)	$6,819

Goodwill not subject to amortization			$166,926

United incurred amortization expense of $586 and $1,197 for the quarter and six months ended June 30, 2005, respectively, and $683 and $1,433 for the quarter and six months ended June 30, 2004, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2005	$2,278
2006	1,871
2007	1,462
2008	832
2009	303
Thereafter	73
8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2005, federal funds purchased were $61,520 while securities sold under agreements to repurchase were $555,035.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving line of credits. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At June 30, 2005, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of June 30, 2005, United Bank (VA) had an outstanding balance of $3,468 and had additional funding available of $1,532.
9. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2005, United had an unused borrowing amount of approximately $1,266,667 available subject to delivery of collateral after certain trigger points.

At June 30, 2005, $607,729 of FHLB advances with a weighted-average interest rate of 5.03% is scheduled to mature within the next twelve years. The scheduled maturities of borrowings are as follows:

Year	Amount
2005	$140,800
2006	1,100
2007	—
2008	100,497
2009 and thereafter	365,332

Total	$607,729

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2005 and December 31, 2004, the outstanding balances of the Debentures were $89,173 and $89,433 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
The Trust Preferred Securities currently qualify as Tier 1 capital of United for regulatory purposes. In March of 2005, the banking regulatory agencies issued guidance, which did not change the regulatory capital treatment for the Trust Preferred Securities.
On March 3, 2005, the FASB issued FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (VIE).” FIN 46R-5 requires a reporting enterprise to address whether a reporting enterprise has an implicit variable interest in a VIE or potential VIE when specific conditions exist. FIN 46R-5 was effective in the second quarter of 2005 and did not have a material impact on United’s consolidated financial statements.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $1,643,053 and $1,618,823 of loan commitments outstanding as of June 30, 2005 and December 31, 2004, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,479 and $1,449 as of June 30, 2005 and December 31, 2004, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $129,651 and $140,168 as of June 30, 2005 and December 31, 2004, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.
11. DERIVATIVE FINANCIAL INSTRUMENTS
United uses derivative instruments to help aid against adverse prices or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. United also executes derivative instruments with its commercial banking customers to facilitate its risk management strategies.
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swaps are considered fair value hedges. The swaps qualify for the shortcut method of accounting treatment because the critical terms of the hedged financial instruments (FHLB advances and fixed commercial loans) and the interest rate payments to be received on the swaps coincide and thus are effective in offsetting changes in the fair value of the hedged financial instruments over their remaining term. The fair value of the interest rate swaps is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Adjustments due to changes in the fair value of the interest rate swaps are recorded as corresponding adjustments to the hedged financial instruments within the asset or liability section of the balance sheet.

The following tables set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2005:
Derivative Classifications and Hedging Relationships
June, 30, 2005

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$4,500	—	$147
Hedging FHLB Borrowings	150,000	—	5,000

Total	$154,500	—	$5,147

Derivative Instruments
June 30, 2005

	Notional	Average	Average	Estimated
	Amount	Receive Rate	Pay Rate	Fair Value
Receive Fixed Swap (FHLB Borrowing)	$100,000	6.43%		$(4,870)
Pay Fixed Swap (FHLB Borrowing)	50,000		4.29%	(130)
Pay Fixed Swap (Commercial Loans)	4,500		6.70%	(147)

Total	$154,500			$(5,147)

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

Net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$468	$580	$933	$1,162
Interest cost	756	706	1,504	1,411
Expected return on plan assets	(1,114)	(933)	(2,216)	(1,867)
Amortization of transition asset	(44)	(44)	(87)	(87)
Recognized net actuarial loss	170	229	338	457
Amortization of prior service cost	—	—	—	—

Net periodic pension cost	$236	$538	$472	$1,076

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
13. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net Income	$24,514	$24,214	$49,274	$47,718
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	5,615	(19,304)	(4,330)	(12,510)
Less: Reclassification adjustment for gains included in net income	(37)	(69)	(638)	(533)
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	124	121	247	260

Total Comprehensive Income	$30,216	$4,962	$44,553	$34,935

14. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share)	2005	2004	2005	2004
Income from Continuing Operations	$24,514	$22,457	$49,274	$45,064
Income from Discontinued Operations	—	1,757	—	2,654

Net Income	$24,514	$24,214	$49,274	$47,718

Basic
Income from Continuing Operations	$0.57	$0.52	$1.15	$1.03

Income from Discontinued Operations	—	0.04	—	0.06

Net Income	$0.57	$0.56	$1.15	$1.09

Average common shares outstanding	42,659,573	43,511,510	42,779,299	43,595,898

Diluted

Income from Continuing Operations	$0.57	$0.51	$1.14	$1.02

Income from Discontinued Operations	—	0.04	—	0.06

Net Income	$0.57	$0.55	$1.14	$1.08

Average common shares outstanding	42,659,573	43,511,510	42,779,299	43,595,898
Equivalents from stock options	462,409	493,501	490,062	535,387

Average diluted shares outstanding	43,121,982	44,005,011	43,269,361	44,131,285

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
United’s calculation of income tax provision is complex and requires the use of estimates and judgments in its determination. As part of United’s analysis and implementation of business strategies, consideration is given to tax laws and regulations that may affect the transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances.
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
FINANCIAL CONDITION
United’s total assets as of June 30, 2005 were $6.53 billion, up $92.73 million or 1.44% from year-end 2004 primarily the result of a $104.30 million or 2.36% increase in portfolio loans. Cash and cash equivalents increased $56.82 million or 37.02%. Partially offsetting these increases was a decrease in securities available for sale of $66.38 million or 5.20%. The increase in total assets is reflected in a corresponding increase in total liabilities and shareholders’ equity of $87.72 million and $5.01 million, respectively, from year-end 2004. The increase in total liabilities was due mainly to growth in deposits of $216.38 million or 5.03%. Partially offsetting this increase in total liabilities were reductions of $69.59 million or 53.08% and $61.59 million or 9.20%, respectively, in federal funds purchased and Federal Home Loan Bank borrowings. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents
Cash and cash equivalents increased $56.82 million or 37.02% comparing June 30, 2005 to year-end 2004. Of this total increase, cash and due from banks increased $16.24 million while interest-bearing deposits with other banks increased $35.07 million. Federal funds sold increased $5.51 million. During the first six months of 2005, net cash of $52.98 million and $53.05 million was provided by operating activities and financing activities from continuing operations, respectively. Net cash of $49.20 million was used in investing activities of continuing operations. The Consolidated Statements of Cash Flows present data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2005 and 2004.
Securities
Total investment securities decreased $68.04 million or 4.50% since year-end 2004. Securities available for sale decreased $66.38 million or 5.20%. This change reflects $291.89 million in sales, maturities and calls of securities, $236.03 million in purchases and a decrease of $7.64 million in market value. Securities held to maturity were relatively flat from year-end 2004. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale decreased $749 thousand or 18.81% as loan sales in the secondary market exceeded loan originations during the first half of 2005. Portfolio loans, net of unearned income, increased $104.30 million or 2.36% from year-end 2004 as all major classification of loans increased except for installment and other loans secured by real estate. Since year-end 2004, commercial loans (not secured by real estate) increased $40.43 million or 4.68%, construction loans increased $35.16 million or 11.58%, single-family residential real estate loans increased $33.02 million or 1.99% and commercial real estate loans increased $28.09 million or 2.64%. Installment loans decreased $13.05 million or 3.21% and other real estate secured loans decreased $19.30 million or 15.67% from year-end 2004. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets were relatively flat from year-end 2004, increasing only $1.11 million or less than 1%. This slight increase was primarily due to a $2.42 million increase in the cash surrender value of bank owned life insurance policies and a $2.12 million increase in deferred tax assets related to the decline in market value of available for sale securities. Partially offsetting these increases were declines of $1.28 million and $1.20 million, respectively, in the levels of other real estate owned and core deposit intangibles.
Deposits
Total deposits at June 30, 2005 grew $216.38 million or 5.03% since year-end 2004. In terms of composition, noninterest-bearing deposits increased $78.95 million or 8.92% while interest-bearing deposits increased $137.42 million or 4.03% from December 31, 2004. The increase in noninterest-bearing deposits was due mainly to a $40.53 million or 9.72% increase in commercial demand deposits. The increase in interest-bearing deposits was due primarily to growth of $86.25 million or 17.43% in certificate accounts (CDs) over $100,000 due to higher interest rates. Brokered deposits accounted for $40.42 million of this increase in CDs over $100,000.
Borrowings
Total borrowings at June 30, 2005 decreased $123.79 million or 8.59% during the first half of 2005. Since year-end 2004, federal funds purchased and FHLB borrowings decreased $69.59 million or 53.08% and $61.59 million or 9.20%, respectively. Securities sold under agreements to repurchase increased $8.61 million or 1.58%. For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2005 declined $4.93 million or 8.47% from year-end 2004. The decrease was due mainly to a timing difference of income tax payments.
Shareholders’ Equity
Shareholders’ equity at June 30, 2005, increased $5.01 million or less than 1% from December 31, 2004 as United continued to balance capital adequacy and returns to shareholders. The slight increase in shareholders’ equity was due mainly to first half 2005 earnings net of dividends declared of $27.06 million. Treasury stock increased $16.65 million since year-end 2004 as treasury share repurchases exceeded stock option redemptions during the first six months of 2005. During the first six months of 2005, United repurchased 551,680 shares under a plan approved by its Board of Directors in 2004 to repurchase up to 1.775 million shares of United’s common stock on the open market. Since the plan’s implementation, 555,657 shares have been repurchased.
RESULTS OF OPERATIONS
Overview
As previously reported, on July 7, 2004, United consummated the sale of its wholly-owned mortgage banking subsidiary, Mason Mortgage. United will continue to focus on retail mortgage lending through its banking subsidiaries. The results of operations for Mason Mortgage are reported as income from discontinued operations. For detailed financial data and further information related to discontinued operations, refer to Note 2 of the accompanying unaudited consolidated financial statements.
The following is a detailed discussion of United’s second quarter and first half 2005 results. Results for the second quarter and first half of 2004 include results from continuing and discontinued operations. For discussion purposes, information referred to on a consolidated basis combines the results of continuing and discontinued operations.

Income from continuing operations for the second quarter and first six months of 2005 was $24.51 million and $49.27 million, respectively, up 9.16% and 9.34%, respectively, from the comparable periods in 2004. Diluted earnings per share from continuing operations were $0.57 and $1.14 for the second quarter and first six months of 2005, respectively, up 11.76% from the comparable periods in 2004. Income from continuing operations for the second quarter and first six months of 2004 totaled $22.46 million or $0.51 per share and $45.06 and $1.02 per share, respectively. No income from discontinued operations was recorded for the second quarter and first six months of 2005 because the sale of Mason Mortgage occurred in 2004. Income from discontinued operations for the second quarter and first six months ended 2004 was $1.76 million or $0.04 per share and $2.65 million or $0.06 per share, respectively.
Consolidated net income for the first six months of 2005 was $49.27 million or $1.14 per diluted share compared to $47.72 million or $1.08 per share for the first six months of 2004. These results represent a 3.26% increase in net income and a 5.56% increase in diluted earnings per share. Consolidated net income for the second quarter of 2005 was $24.51 million, an increase of 1.24% from the $24.21 million reported for the prior year second quarter. Second quarter 2005 earnings were $0.57 per diluted share, as compared to the $0.55 per share reported for the second quarter of 2004. This represents a 3.64% increase in diluted earnings per share.
United’s annualized return on average assets for the first six months of 2005 was 1.56% and return on average shareholders’ equity was 15.60% as compared to 1.51% and 15.28% for the first six months of 2004. For the second quarter of 2005, United’s annualized return on average assets was 1.55% while the return on average equity was 15.50% as compared to 1.51% and 15.38%, respectively, for the second quarter of 2004.
Consolidated tax-equivalent net interest income for the first six months of 2005 was $112.18 million, an increase of $2.08 million or 1.88% from the prior year’s first six months. Consolidated tax-equivalent net interest income increased $936 thousand or 1.69% for the second quarter of 2005 as compared to the same period for 2004. The provision for credit losses was $1.62 million for the first six months of 2005 as compared to $1.90 million for the first six months of 2004. For the quarters ended June 30, 2005 and 2004, the provision for credit losses was $504 thousand and $539 thousand, respectively. Consolidated noninterest income was $26.28 million for the first six months of 2005, down $16.73 million or 38.90% when compared to the first six months of 2004. For the second quarter of 2005, consolidated noninterest income was $13.36 million, a decrease of $9.59 million or 41.79% from the second quarter of 2004. Consolidated noninterest expenses decreased $17.14 million or 22.42% for the first six months of 2005 compared to the same period in 2004. For the second quarter of 2005, consolidated noninterest expenses decreased $8.66 million or 22.07% from the second quarter of 2004. United’s effective tax rate was 31.37% and 30.80% for the first six months of 2005 and 2004, and 31.40% and 31.56% for the second quarter of 2005 and 2004, respectively.
Net Interest Income
Consolidated tax-equivalent net interest income increased $936 thousand or 1.69% and $2.08 million or 1.88% for the second quarter and first six months of 2005 when compared to the same periods of 2004.
Tax-equivalent net interest income from continuing operations for the second quarter of 2005 was $56.43 million, an increase of $3.89 million or 7.41% from the second quarter of 2004. This increase in tax-equivalent net interest income from continuing operations was due mainly to a $274.96 million or 4.96%

increase in average earning assets as average loans for the second quarter of 2005 grew $341.03 million or 8.31% over last year’s second quarter. In addition, the average yield on earning assets for the second quarter of 2005 increased 54 basis points from the second quarter of 2004 as a result of higher interest rates. These increases to net interest income were partially offset by a corresponding 54 basis point increase in the cost of funds due to the higher interest rates. On a consolidated basis, the net interest margin for the second quarter of 2005 was 3.88%, an increase of 11 basis points from 3.77% in the second quarter of 2004.
On a linked-quarter basis, United’s tax-equivalent net interest income from continuing operations for the second quarter of 2005 increased $671 thousand or 1.20% compared to the first quarter of 2004 due primarily to average loan growth of $45.00 million or 1.02% for the quarter. Portfolio loans outstanding at June 30, 2005 actually grew $131.48 million or 2.99% from the end of March 2005. However, most of this growth occurred in June and, thus, did not significantly impact the average loans for the quarter. The yield on loans for the second quarter of 2005 increased 17 basis points from the first quarter, but this increase was more than offset by an increase of 19 basis points in the cost of funds. The net interest margin for the second quarter of 2005 of 3.88% was an increase of 3 basis points from the net interest margin of 3.85% for the first quarter of 2005.
Tax-equivalent net interest income from continuing operations for the first six months of 2005 was $112.18 million, an increase of $7.38 million or 7.04% from the prior year’s first six months as average earning assets increased $337.11 million or 6.14% due to average loan growth of $367.93 million or 9.08%. In addition, the average yield on earning assets for the first six months of 2005 increased 40 basis points from the first six months of 2004 due to higher interest rates. However, as a result of the higher interest rates, the average cost of funds for the first half of 2005 increased 45 basis points from the first half of 2004. The consolidated net interest margin for the first half of 2005 was 3.86%, up 4 basis points from a consolidated net interest margin of 3.82% during the same period last year.
Tables 1 and 2 on the following pages show the consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 9%.

Table 1

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased Under agreements to resell and other short-term investments	$31,901	$220	2.77%	$39,676	$110	1.12%
Investment Securities:
Taxable	1,197,814	13,653	4.56%	1,279,143	13,523	4.25%
Tax-exempt (1) (2)	193,624	3,230	6.67%	177,424	3,053	6.92%

Total Securities	1,391,438	16,883	4.85%	1,456,567	16,576	4.58%
Loans, net of unearned income (1) (2) (3)	4,443,406	68,044	6.14%	4,448,055	61,490	5.55%
Allowance for loan losses	(43,635)			(50,592)

Net loans	4,399,771		6.20%	4,397,463		5.61%

Total earning assets	5,823,110	$85,147	5.86%	5,893,706	$78,176	5.32%

Other assets	537,322			540,369

TOTAL ASSETS	$6,360,432			$6,434,075

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,479,012	$16,633	1.92%	$3,291,816	$11,284	1.38%
Short-term borrowings	727,266	4,013	2.21%	717,184	1,662	0.93%
Long-term borrowings	575,413	8,075	5.63%	862,126	9,740	4.54%

Total Interest-Bearing Funds	4,781,691	28,721	2.41%	4,871,126	22,686	1.87%

Noninterest-bearing deposits	892,542			882,023
Accrued expenses and other liabilities	51,986			47,684

TOTAL LIABILITIES	5,726,219			5,800,833
SHAREHOLDERS’ EQUITY	634,213			633,242

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,360,432			$6,434,075

NET INTEREST INCOME		$56,426			$55,490

INTEREST SPREAD			3.45%			3.45%

NET INTEREST MARGIN			3.88%			3.77%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$29,190	$346	2.39%	$25,225	$186	1.48%
Investment Securities:
Taxable	1,229,465	27,659	4.50%	1,287,990	26,985	4.21%
Tax-exempt (1) (2)	192,343	6,225	6.47%	175,486	6,113	7.00%

Total Securities	1,421,808	33,884	4.77%	1,463,476	33,098	4.55%
Loans, net of unearned income (1) (2) (3)	4,421,031	132,958	6.05%	4,345,966	121,480	5.61%
Allowance for loan losses	(43,507)			(50,507)

Net loans	4,377,524		6.11%	4,295,459		5.68%

Total earning assets	5,828,522	$167,188	5.77%	5,784,160	$154,764	5.37%

Other assets	533,385			550,561

TOTAL ASSETS	$6,361,907			$6,334,721

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,457,806	$31,320	1.83%	$3,250,578	$22,191	1.37%
Short-term borrowings	733,421	7,427	2.04%	687,532	3,241	0.95%
Long-term borrowings	595,315	16,260	5.51%	857,660	19,226	4.51%

Total Interest-Bearing Funds	4,786,542	55,007	2.32%	4,795,770	44,658	1.87%

Non-interest bearing deposits	884,940			865,462
Accrued expenses and other liabilities	53,631			45,646

TOTAL LIABILITIES	5,725,113			5,706,878
SHAREHOLDERS’ EQUITY	636,794			627,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,361,907			$6,334,721

NET INTEREST INCOME		$112,181			$110,106

INTEREST SPREAD			3.45%			3.50%

NET INTEREST MARGIN			3.86%			3.82%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses
At June 30, 2005, nonperforming loans were $15.47 million or 0.34% of loans, net of unearned income compared to nonperforming loans of $10.78 million or 0.24% of loans, net of unearned income at December 31, 2004, respectively. United’s credit quality continues to compare favorably to its most recently reported peer group banking companies’ averages despite the increase in nonperforming loans. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At June 30, 2005, nonaccrual loans were $9.51 million, an increase of $3.16 million from $6.35 million at year-end 2004. This increase was due mainly to one large commercial credit of $2.54 million being placed on nonaccrual at June 30, 2005. This credit is adequately collateralized and was appropriately considered in assessing the adequacy of the allowance for credit losses. Loans past due 90 days or more were $5.96 million at June 30, 2005 as compared to $4.43 million at year-end 2004. This increase was due mainly to two loans with one commercial customer totaling $972 thousand. The loans are secured by real estate and cash. The loans are currently being refinanced to obtain additional collateral. Additional protection would also be provided by personal and corporate guarantors. The loss potential has been properly evaluated and allocated within the company’s allowance for credit losses analysis process. Total nonperforming assets of $17.88 million, including OREO of $2.41 million at June 30, 2005, represented 0.27% of total assets at the end of the second quarter. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At June 30, 2005, impaired loans were $17.19 million, which was an increase of $6.84 million from the $10.35 million in impaired loans at December 31, 2004. This increase in impaired loans was due primarily to the addition of three large commercial credits totaling approximately $5 million. The three credits are adequately secured by real estate. Collection efforts are ongoing and the loss potential has been evaluated and allocated within the allowance for credit losses analysis process. For further details, see Note 6 to the unaudited consolidated financial statements.
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
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At June 30, 2005, the allowance for credit losses was $51.63 million as compared to $51.35 million at December 31, 2004. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.14% at June 30, 2005 and 1.16% of loans, net of unearned income at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 333.9% and 476.5% at June 30, 2005 and December 31, 2004, respectively.
For the quarters ended June 30, 2005 and 2004, the provision for credit losses was $504 thousand and $539 thousand, respectively. The provision for credit losses for the first six months of 2005 and 2004 was $1.62 million and $1.90 million, respectively. Net charge-offs were $295 thousand for the second quarter of 2005 as compared to net charge-offs of $511 thousand for the same quarter in 2004. Net charge-offs for the first six months of 2005 were $1.34 million as compared to $1.83 million for the first six months of 2004. Note 5 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
United’s formal company-wide process at June 30, 2005 produced smaller allocations in two of the four loan categories when compared to year-end 2004. The components of the allowance allocated to commercial loans decreased $626 thousand as a result of the elimination of a special allocation for commercial loan growth ($900 thousand). The consumer loan pool allocation decreased $119 thousand due to decreases in historical loss rates. The components of the allowance allocated to real estate loans increased $257 thousand primarily as a result of increased allocation for home equity lending and changes in qualitative factors related to these loans. There was little change in the real estate construction loan pool allocation that was up by $54 thousand. The unfunded commitments liability increased by $97 thousand due to changes in qualitative factors.
Management believes that the allowance for credit losses of $51.63 million at June 30, 2005 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Consolidated noninterest income was $26.28 million for the first six months of 2005, down $16.73 million or 38.90% when compared to the first six months of 2004. For the second quarter of 2005, consolidated noninterest income was $13.36 million, a decrease of $9.59 million or 41.79% from the second quarter of 2004. These significant decreases in consolidated noninterest income were due to income from the discontinued mortgage banking operations of Mason Mortgage being included in the consolidated results for the first half and second quarter of 2004.
Noninterest income from continuing operations for the second quarter and first six months of 2005 was $13.36 million and $26.28 million, respectively, a decrease of $342 thousand or 2.50% and $986 thousand or 3.62% from the comparable time periods in 2004. The decreases in noninterest income from continuing operations were attributable mainly to declines in fees from deposit services of $772 thousand or 9.94% and $1.68 million or 11.06%, respectively, for the second quarter and first half of 2005 as compared to the same periods in the prior year.
Revenue from trust and brokerage services grew $266 thousand or 5.08% for the first six months of 2005 as compared to the first six months of 2004. For the second quarter of 2005, revenue from trust and brokerage services grew $78 thousand or 2.93% from the prior year’s second quarter.
Income from bank life insurance policies increased $441 thousand or 43.32% and $407 thousand or 20.16% for the second quarter and first half of 2005, respectively, as compared to last year’s income during the same periods. In the third quarter of 2004, United commenced operations of a mortgage title insurance company, which generated fees totaling $185 thousand and $304 thousand for the second quarter and first half of 2005, respectively.
Net gains on securities transactions increased $162 thousand or 19.76% for the first six months of 2005 as compared to the first six months of 2004. For the second quarter of 2005, net gains on securities transactions decreased $48 thousand or 45.28% compared to the second quarter of 2004.
On a linked-quarter basis, noninterest income from continuing operations increased $440 thousand or 3.41% from the first quarter of 2005 due mainly to increased income from deposit services of $510 thousand and bank owned life insurance policies of $495 thousand. Net gains on securities’ transactions dropped $866 thousand from the first quarter of 2005.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Consolidated noninterest expenses decreased $8.66 million or 22.07% for the second quarter of 2005 compared to the same period in 2004, which includes noninterest expense of $9.76 million from discontinued operations. For the first half of 2005, consolidated noninterest expenses dropped $17.14 million or 22.42% from the first half of 2004. This decrease is due to noninterest expense from discontinued operations which totaled $17.36 million for the first half of 2004.
Noninterest expense from continuing operations increased $1.10 million or 3.75% from the second quarter of 2004. Salaries and benefits expense is the main reason for the rise in noninterest expense as this expense increased $746 thousand or 5.26% as a result of higher salaries and increased health insurance and pension costs. Noninterest expense from continuing operations for the first half of 2005 remained fairly consistent with the first half of 2004 as it increased only $221 thousand or less than 1%.
Net occupancy expense from continuing operations for the second quarter of 2005 remained flat compared to the second quarter of 2004, increasing only $18 thousand or less than 1%. Net occupancy expense for the first six months of 2005 decreased $100 thousand or 1.60%, when compared to the first six months of 2004.
Equipment expense decreased $197 thousand or 10.54% and $537 thousand or 13.95% for the second quarter and first half of 2005, respectively, as compared to the same periods in 2004. The decrease was due mainly to lower levels of depreciation expense.
Data processing expense increased $391 thousand or 34.18% for the second quarter of 2005 as compared to the second quarter of 2004. For the first half of 2005, data processing expense increased $656 thousand or 29.66% as compared to the first half of 2005. The increase was primarily due to additional outsourcing of data processing functions.
On a linked-quarter basis, noninterest expense from continuing operations increased $1.84 million or 6.39% from the first quarter of 2005. This increase was primarily due to increases in several general operating expenses, none of which were individually significant. In addition, salaries and benefits expense from continuing operations increased $855 thousand or 6.08% due mainly to salary increases based on annual performance reviews and bonuses paid to lending personnel for production.
Income Taxes
For the second quarter of 2005, consolidated income taxes were $11.22 million as compared to $11.17 million for the second quarter of 2004. For the quarters ended June 30, 2005 and 2004, United’s effective tax rates were 31.40% and 31.56%, respectively. For the first six months of 2005 and 2004, consolidated income taxes were $22.52 million and $21.24 million, respectively. United’s effective tax rates for the first half of 2005 and 2004 were 31.37% and 30.80%, respectively.

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
The following table shows United’s estimated earnings sensitivity profile as of June 30, 2005 and December 31, 2004:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	June 30, 2005	December 31, 2004
+100	3.04%	2.55%
-100	-5.70%	-5.20%
At June 30, 2005, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.04% over one year as compared to an increase of 2.55% at December 31, 2004. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.70% over one year at June 30, 2005 as compared to a decrease of 5.20% at December 31, 2004. This analysis does not include the potential increased refinancing activities, which should lessen the negative impact on net income from falling rates. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.
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
During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained a subordinated interest that represented United’s right to future cash flows arising after third party investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. The book and fair value of the subordinated interest are subject to credit, prepayment, and interest rate risks on the underlying fixed-rate residential mortgage loans in the securitization.
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. Key economic assumptions used in measuring the fair value of the subordinated interest at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Weighted average life (in years)	1.3	1.7
Prepayment speed assumption (annual rate)	15.19% - 34.00%	15.19% - 33.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	5.63% - 11.98%	5.02% - 11.08%
At June 30, 2005 and December 31, 2004, the fair values of the subordinated interest were approximately $4.14 million and $8.28 million, respectively, and are carried in the available for sale investment portfolio. The cost of the available for sale securities has been fully amortized as of June 30, 2005.
At June 30, 2005, the principal balances of the residential mortgage loans held in the securitization trust were approximately $20.3 million. Principal amounts owed to third party investors and to United in the securitization were approximately $7.7 million and $12.6 million, respectively, at June 30, 2005. United recognizes the excess of all cash flows attributable to the subordinated interest using the effective yield method. Because the amortized cost of United’s subordinated interest was zero at June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors will be recognized into interest income as cash is received by United over the remaining life of the loans. The weighted average term to maturity of the underlying mortgages approximated 15 years as of June 30, 2005. During the three and six months ended June 30, 2005, United received cash of $2.09 million and $4.14 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	June 30,	December 31,
	2005	2004
Total principal amount of loans	$20,285	$25,207
Principal amount of loans 60 days or more past due	389	617
Year to date average balances	22,723	32,632
Year to date net credit losses	158	896

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
At June 30, 2005, United had $932 million in mortgage related securities of which approximately $803 million or 86% were fixed rate collateralized mortgage obligations (CMOs). Theses CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.6 years and a weighted average yield of 3.91%, under current prepayment assumptions. These securities were selected for their overall total return characteristics. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would extend to 3.3 years with a slight increase in yield. The projected price decline of the CMO portfolio in rates up 300 basis points would be 8.2%, roughly equivalent to a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.
United had approximately $27 million in 30-year mortgage backed securities with a projected yield of 6.58% and a projected average life of 3.1 years on June 30, 2005. These bonds are projected to be good risk/reward securities in stable and rates up moderate scenarios due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remainder of the mortgage related securities portfolio at June 30, 2005, consisted primarily of adjustable rate securities (ARMs), balloon securities, and 10-year, 15-year and 20-year amortization pools.
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
For the six months ended June 30, 2005, cash of $52.98 million was provided by operating activities of continuing operations. Net cash of $49.20 million was used in investing activities which was primarily due to loan growth of $106.62 million which was partially offset by net cash received of $58.77 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the first six months of 2005, net cash of $53.05 million was provided by financing activities due primarily to deposit growth of $216.38 million and net long-term borrowings of $23.34 million from the FHLB. Uses of cash for financing activities included repayments of $146.94 million in short-term borrowings and payment of $22.34 million and $18.63 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $56.82 million for the first six months of 2005.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.43% at June 30, 2005 and 11.58% at December 31, 2004, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.28% and 8.73%, respectively, at June 30, 2005, are also well above regulatory minimum requirements.
Total shareholders’ equity was $636.51 million, an increase of $5.01 million or less than 1% from December 31, 2004. United’s equity to assets ratio was 9.75% at June 30, 2005, as compared to 9.81% at December 31, 2004. The primary capital ratio, capital and reserves to total assets and reserves, was 10.46% at June 30, 2005, as compared to 10.53% at December 31, 2004. United’s average equity to average asset ratio was 9.97% and 9.84% for the quarters ended June 30, 2005 and 2004, respectively. For the first half of 2005 and 2004, the average equity to average assets ratio was 10.01% and 9.91%, respectively.
During the second quarter of 2005, United’s Board of Directors declared a cash dividend of $0.26 per share. Cash dividends were $0.52 per common share for the first six months of 2005. Total cash dividends declared were approximately $11.07 million for the second quarter of 2005 and $22.21 million for the first six months of 2005, an increase of 1.89% and 1.96% over comparable periods of 2004. The year 2005 is expected to be the 32nd consecutive year of dividend increases to United shareholders.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2005, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes certain information regarding United’s purchase of its common shares during the quarter and six-month period ended June 30, 2005:

			Total Number of
			Shares
			Purchased as	Maximum Number
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	per Share	Plans	Under the Plans (1)

1/01 – 1/31/2005	80,037	$35.81	84,014	1,690,986
2/01 – 2/28/2005	77,206	$34.85	161,220	1,613,780
3/01 – 3/31/2005	88,051	$33.81	249,271	1,525,729
4/01 – 4/30/2005	91,305	$32.19	340,576	1,434,424
5/01 – 5/31/2005	105,040	$31.84	445,616	1,329,384
6/01 – 6/30/2005	110,041	$34.61	555,657	1,219,343

Total	551,680	$33.76

(1)	In August of 2004, United’s Board of Directors approved a stock repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on Monday, May 16, 2005.

(b)	Not applicable as to election of directors because: i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

(c)	One proposal was voted upon at the annual meeting, the election of seventeen (17) persons to serve as directors of United for a one-year term expiring at the 2006 Annual Meeting. The results of the voting were as follows:

	Votes For	Votes Withheld
Richard M. Adams	36,219,052	1,215,410
Robert G. Astorg	36,312,844	1,121,618
Thomas J. Blair, III	37,084,991	349,471
Harry L. Buch	37,081,019	353,443
W. Gaston Caperton, III	28,924,341	8,510,121
Lawrence K. Doll	37,101,246	333,216
H. Smoot Fahlgren	31,471,107	5,963,355
Theodore J. Georgelas	37,029,125	405,337
F. T. Graff, Jr.	29,754,093	7,680,369
Russell L. Isaacs	36,638,945	795,517
John M. McMahon	37,191,127	243,335
J. Paul McNamara	37,073,500	360,960
G. Ogden Nutting	37,158,374	276,088
William C. Pitt, III	37,096,001	338,461
I. N. Smith, Jr.	36,841,969	592,493
Mary K. Weddle	36,919,546	514,916
P. Clinton Winter, Jr.	36,813,234	621,228
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

UNITED BANKSHARES, INC.
(Registrant)

Date: August 4, 2005	/s/ Richard M. Adams

Richard M. Adams, Chairman of
the Board and Chief Executive
Officer

Date: August 4, 2005	/s/ Steven E. Wilson

Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer