Form 10-Q
period 2005-09-30
UNITED BANKSHARES INC/WV
filed 2005-11-04
CIK 729986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common Stock, $2.50 Par Value; 42,148,460 shares outstanding as of October 31, 2005.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2005 and December 31, 2004, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2005, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	September 30	December 31
(Dollars in thousands, except par value)	2005	2004
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$179,055	$132,306
Interest-bearing deposits with other banks	13,745	21,159
Federal funds sold	26,748	—

Total cash and cash equivalents	219,548	153,465
Securities available for sale at estimated fair value (amortized cost—$1,221,272 at September 30, 2005 and $1,266,931 at December 31, 2004)	1,219,069	1,277,160
Securities held to maturity (estimated fair value—$238,376 at September 30, 2005 and $241,592 at December 31, 2004)	230,709	233,282
Loans held for sale	4,826	3,981
Loans	4,607,115	4,424,702
Less: Unearned income	(6,709)	(6,426)

Loans net of unearned income	4,600,406	4,418,276
Less: Allowance for loan losses	(43,617)	(43,365)

Net loans	4,556,789	4,374,911
Bank premises and equipment	39,982	41,564
Goodwill	167,487	166,926
Accrued interest receivable	29,123	27,371
Other assets	165,511	157,311

TOTAL ASSETS	$6,633,044	$6,435,971

Liabilities
Deposits:
Noninterest-bearing	$983,435	$885,339
Interest-bearing	3,626,297	3,412,224

Total deposits	4,609,732	4,297,563
Borrowings:
Federal funds purchased	67,685	131,106
Securities sold under agreements to repurchase	616,146	546,425
Federal Home Loan Bank borrowings	540,988	669,322
Other short-term borrowings	2,563	4,427
Other long-term borrowings	89,043	89,433
Allowance for lending-related commitments	8,378	7,988
Accrued expenses and other liabilities	59,966	58,200

TOTAL LIABILITIES	5,994,501	5,804,464
Shareholders’ Equity
Common stock, $2.50 par value; Authorized—100,000,000 shares; issued—44,320,832 at September 30, 2005 and December 31, 2004, including 2,074,281 and 1,312,387 shares in treasury at September 30, 2005 and December 31, 2004, respectively	110,802	110,802
Surplus	98,584	99,773
Retained earnings	500,897	459,393
Accumulated other comprehensive (loss) income	(2,996)	3,739
Treasury stock, at cost	(68,744)	(42,200)

TOTAL SHAREHOLDERS’ EQUITY	638,543	631,507

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,633,044	$6,435,971

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Interest income
Interest and fees on loans	$70,575	$57,727	$199,665	$168,513
Interest on federal funds sold and other short-term investments	232	168	578	352
Interest and dividends on securities:
Taxable	14,480	13,804	42,139	40,789
Tax-exempt	4,203	2,094	8,563	6,250

Total interest income	89,490	73,793	250,945	215,904

Interest expense
Interest on deposits	19,626	12,312	50,946	34,503
Interest on short-term borrowings	4,656	1,534	12,083	4,775
Interest on long-term borrowings	8,550	7,778	24,810	25,461

Total interest expense	32,832	21,624	87,839	64,739

Net interest income	56,658	52,169	163,106	151,165
Provision for credit losses	1,945	1,296	3,560	3,192

Net interest income after provision for credit losses	54,713	50,873	159,546	147,973

Other income
Fees from trust and brokerage services	2,813	2,837	8,312	8,070
Service charges, commissions, and fees	8,785	8,867	25,124	26,406
Income from bank-owned life insurance	1,020	959	3,443	2,976
Income from mortgage banking operations	337	148	690	558
Security (losses) gains	(93)	275	889	1,095
Other income	174	778	856	2,023

Total other income	13,036	13,864	39,314	41,128

Other expense
Salaries and employee benefits	15,205	15,328	44,192	43,614
Net occupancy expense	3,113	3,026	9,259	9,272
Equipment expense	1,639	1,864	4,952	5,714
Data processing expense	1,405	1,095	4,273	3,307
Prepayment penalties on FHLB Advances	—	16,006	—	16,006
Other expense	9,154	8,933	27,158	27,436

Total other expense	30,516	46,252	89,834	105,349

Income from continuing operations before income taxes	37,233	18,485	109,026	83,752
Income taxes	11,784	5,734	34,303	25,937

Income from continuing operations	25,449	12,751	74,723	57,815

Gain on sale of discontinued Operations	—	17,000	—	17,000
Other operating income	—	92	—	3,780

Income from discontinued operations before income taxes	—	17,092	—	20,780
Income taxes	—	5,299	—	6,333

Income from discontinued operations	—	11,793	—	14,447

Net income	$25,449	$24,544	$74,723	$72,262

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) — continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Earnings per common share from continuing operations:
Basic	$0.60	$0.29	$1.75	$1.33

Diluted	$0.59	$0.29	$1.73	$1.31

Earnings per common share from discontinued operations:
Basic	—	$0.27	—	$0.33

Diluted	—	$0.27	—	$0.33

Earnings per common share:
Basic	$0.60	$0.56	$1.75	$1.66

Diluted	$0.59	$0.56	$1.73	$1.64

Dividends per common share	$0.26	$0.26	$0.78	$0.76

Average outstanding shares:
Basic	42,383,810	43,319,414	42,648,080	43,503,066
Diluted	42,918,552	43,858,149	43,153,673	44,043,491
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2005
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2005	44,320,832	$110,802	$99,773	$459,393	$3,739	($42,200)	$631,507

Comprehensive income:
Net income	—	—	—	74,723	—	—	74,723
Other comprehensive income, net of tax:
Unrealized loss on securities of $7,503 net of reclassification adjustment for gains included in net income of $578	—	—	—	—	(8,081)	—	(8,081)
Unrealized gain on cash flow hedge, net of tax of $526	—	—	—	—	976	—	976
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	370	—	370

Total comprehensive income							67,988
Purchase of treasury stock (863,574 shares)	—	—	—	—	—	(29,868)	(29,868)
Cash dividends ($0.78 per share)	—	—	—	(33,219)	—	—	(33,219)
Common stock options exercised (101,680 shares)	—	—	(1,189)	—	—	3,324	2,135

Balance at September 30, 2005	44,320,832	$110,802	$98,584	$500,897	($2,996)	($68,744)	$638,543

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Nine Months Ended
	September 30
	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$81,090	$60,280

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	3,449	15,051
Purchases of securities held to maturity	(453)	(3,952)
Proceeds from sales of securities available for sale	225,268	233,244
Proceeds from maturities and calls of securities available for sale	165,201	259,100
Purchases of securities available for sale	(348,279)	(501,878)
Net purchases of bank-owned life insurance	—	(11,809)
Net purchases of bank premises and equipment	(1,979)	(2,301)
Net change in loans	(186,795)	(314,004)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(143,588)	(326,549)

FINANCING ACTIVITIES
Cash dividends paid	(33,409)	(32,712)
Acquisition of treasury stock	(29,868)	(29,621)
Proceeds from exercise of stock options	1,985	4,766
Repayment of long-term Federal Home Loan Bank borrowings	(126,732)	(246,297)
Proceeds from long-term Federal Home Loan Bank borrowings	150,000	140,000
Changes in:
Deposits	312,169	169,148
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(145,564)	127,394

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	128,581	132,678

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	42,210

Increase (Decrease) in cash and cash equivalents	66,083	(91,381)

Cash and cash equivalents at beginning of year, continuing operations	153,465	249,118
Cash and cash equivalents at beginning of year, discontinued operations	—	5,823

Cash and cash equivalents at beginning of year	153,465	254,941

Cash and cash equivalents at end of period, continuing operations	$219,548	$163,560
Cash and cash equivalents at end of period, discontinued operations	—	—

Cash and cash equivalents at end of period	$219,548	$163,560

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2005 and 2004 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in United’s 2004 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2004 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee stock options compared to the Black- Scholes options pricing model. For United, the difference in fair values calculated under each option pricing model is immaterial. The table below reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect for the three and nine months ended September 30, 2005 and 2004. United will continue to evaluate the method of adoption and will begin to apply SFAS 123R as of the interim reporting period ending March 31, 2006, as required. United does not expect the adoption to have a material impact on its consolidated statements of income and net income per share.
The following pro forma disclosures present United’s consolidated net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of the option:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income, as reported	$25,449	$24,544	$74,723	$72,262
Less pro forma expense related to options granted, net of tax	(299)	(251)	(900)	(755)

Pro forma net income	$25,150	$24,293	$73,823	$71,507

Pro forma net income per share:
Basic — as reported	$0.60	$0.56	$1.75	$1.66
Basic — pro forma	$0.59	$0.56	$1.73	$1.64
Diluted — as reported	$0.59	$0.56	$1.73	$1.64
Diluted — pro forma	$0.59	$0.55	$1.71	$1.62

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United did not recognize any such amounts in operating cash flows for the nine months ended September 30, 2005 and 2004.
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
The results of Mason Mortgage are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. All assets and liabilities of Mason Mortgage were sold as of July 7, 2004 and thus, were not included in the September 30, 2005 or December 31, 2004 consolidated balance sheets. No income from discontinued operations was recorded for the quarter and nine months ended September 30, 2005 as the sale of Mason Mortgage occurred in 2004. Income from discontinued operations for the quarter and nine months ended September 30, 2004 is presented on the following page:

Statement of Income for Discontinued Operations

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004
Interest and fees on loans	—	$6,850
Interest expense	—	1,543

Net interest income	—	5,307

Other income:
Service charges, commissions, and fees	—	565
Gain on sale of discontinued operations	$17,000	17,000
Income from mortgage banking operations	92	15,271

Total other income	17,092	32,836

Other expense:
Salaries and employee benefits expense	—	13,574
Net occupancy expense	—	985
Other noninterest expense	—	2,804

Total other expense	—	17,363

Income from discontinued operations before income taxes	17,092	20,780

Income taxes	5,299	6,333

Income from discontinued operations	$11,793	$14,447

3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	September 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,722	$2	$61	$11,663
State and political subdivisions	86,685	2,928	138	89,475
Mortgage-backed securities	934,928	3,744	11,760	926,912
Marketable equity securities	7,037	199	111	7,125
Other	180,900	3,209	215	183,894

Total	$1,221,272	$10,082	$12,285	$1,219,069

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,395	$8	$20	$13,383
State and political subdivisions	67,054	2,387	91	69,350
Mortgage-backed securities	986,328	9,051	6,251	989,128
Marketable equity securities	8,597	1,500	39	10,058
Other	191,557	3,844	160	195,241

Total	$1,266,931	$16,790	$6,561	$1,277,160

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The FASB delayed the guidance in EITF 03-1 regarding measurement and recognition of other-than-temporary impairment. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FASB-directed Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP supersedes EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”
The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10 through 18 of EITF 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.
FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. United does not anticipate adoption of FSP FAS 115-1 will have a significant impact upon its consolidated financial statements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2005 and December 31, 2004:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
September 30, 2005
Treasuries and agencies	$7,319	$36	$979	$25
State and political	12,790	100	2,509	38
Mortgage-backed	463,114	4,774	379,550	6,986
Marketable equity securities	1,479	18	868	93
Other	2,474	26	18,274	189

Total	$487,176	$4,954	$402,180	$7,331

December 31, 2004
Treasuries and agencies	$10,465	$20	—	—
State and political	5,442	72	$1,247	$19
Mortgage-backed	479,144	4,339	147,170	1,912
Marketable equity securities	177	23	748	16
Other	20,619	126	4,929	34

Total	$515,847	$4,580	$154,094	$1,981

Gross unrealized losses on available for sale securities were $12,285 at September 30, 2005. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of September 30, 2005 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the ability to hold these securities until such time as the value recovers or the securities mature.
The amortized cost and estimated fair value of securities available for sale at September 30, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$8,175	$10,275	$12,420	$12,418
Due after one year through five years	75,923	75,136	17,241	21,747
Due after five years through ten years	268,816	266,391	299,627	299,395
Due after ten years	861,321	860,142	929,046	933,542
Marketable equity securities	7,037	7,125	8,597	10,058

Total	$1,221,272	$1,219,069	$1,266,931	$1,277,160

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,812	$1,364	—	$13,176
State and political subdivisions	68,738	2,538	—	71,276
Mortgage-backed securities	435	19	—	454
Other	149,724	4,455	$709	153,470

Total	$230,709	$8,376	$709	$238,376

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,886	$1,220	—	$13,106
State and political subdivisions	71,929	2,705	$4	74,630
Mortgage-backed securities	588	35	—	623
Other	148,879	6,926	2,572	153,233

Total	$233,282	$10,886	$2,576	$241,592

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties. There were no sales of held to maturity securities.

	September 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$12,386	$12,502	$1,254	$1,261
Due after one year through five years	39,594	41,792	47,354	50,840
Due after five years through ten years	21,052	21,865	23,841	24,803
Due after ten years	157,677	162,217	160,833	164,688

Total	$230,709	$238,376	$233,282	$241,592

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,098,248 and $1,034,573 at September 30, 2005 and December 31, 2004, respectively.

4. LOANS
Major classifications of loans are as follows:

	September 30,	December 31,
	2005	2004
Commercial, financial and agricultural	$891,546	$864,511
Real estate:
Single-family residential	1,720,880	1,663,198
Commercial	1,129,960	1,063,554
Construction	358,540	303,516
Other	113,216	123,165
Installment	392,973	406,758

Total gross loans	$4,607,115	$4,424,702

The table above does not include loans held for sale of $4,826 and $3,981 at September 30, 2005 and December 31, 2004, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $112,482 and $109,126 at September 30, 2005 and December 31, 2004, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,378 and $7,988 at September 30, 2005 and December 31, 2004, respectively, is separately identified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
The allowance for credit losses is management’s estimate of the probable credit losses inherent in the lending portfolio. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending-related commitments. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for credit losses, while recoveries of previously charged-off amounts are credited to the allowance for credit losses. Credit expenses related to the allowance for credit losses and the allowance for lending-related commitments are reported in the provision for credit losses in the income statement.
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Balance at beginning of period	$51,633	$51,379	$51,353	$51,309
Provision	1,945	1,296	3,560	3,192

	53,578	52,675	54,913	54,501
Loans charged-off	(1,946)	(1,840)	(4,523)	(4,678)
Less: Recoveries	363	640	1,605	1,652

Net Charge-offs	(1,583)	(1,200)	(2,918)	(3,026)

Balance at end of period	$51,995	$51,475	$51,995	$51,475

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
Nonperforming assets are summarized as follows:

	September 30,	December 31,
	2005	2004
Nonaccrual loans	$7,868	$6,352
Loans past due 90 days or more and still accruing interest	6,831	4,425

Total nonperforming loans	14,699	10,777

Other real estate owned	2,037	3,692

Total nonperforming assets	$16,736	$14,469

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At September 30,

2005, the recorded investment in loans that were considered to be impaired was $18,513 (of which $7,868 were on a nonaccrual basis). Included in this amount is $6,418 of impaired loans for which the related allowance for credit losses is $1,147 and $12,095 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2004, the recorded investment in loans that were considered to be impaired was $10,348 (of which $6,352 were on a nonaccrual basis). Included in this amount was $3,914 of impaired loans for which the related allowance for credit losses was $997, and $6,434 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 2005 and for the year ended December 31, 2004 was approximately $14,946 and $15,709, respectively.
United recognized interest income on impaired loans of approximately $151 and $346 for the quarter and nine months ended September 30, 2005, respectively, and $46 and $300 for the quarter and nine months ended September 30, 2004, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $282 and $711 for the quarter and nine months ended September 30, 2005, respectively, and $152 and $617 for the quarter and nine months ended September 30, 2004, respectively.
7. INTANGIBLE ASSETS
Total goodwill was $167,487 and $166,926 as of September 30, 2005 and December 31, 2004, respectively.
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($14,828)	$5,062

Goodwill not subject to amortization			$167,487

	As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($13,071)	$6,819

Goodwill not subject to amortization			$166,926

United incurred amortization expense of $560 and $1,757 for the quarter and nine months ended September 30, 2005, respectively, and $658 and $2,092 for the quarter and nine months ended September 30, 2004, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2005	$2,278
2006	1,871
2007	1,462
2008	832
2009	303
Thereafter	73
8. SHORT—TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2005, federal funds purchased were $67,685 while securities sold under agreements to repurchase were $616,146.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At September 30, 2005, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2005, United Bank (VA) had an outstanding balance of $2,563 and had additional funding available of $2,437.
9. LONG—TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2005, United had an unused borrowing amount of approximately $1,356,131 available subject to delivery of collateral after certain trigger points.

At September 30, 2005, $540,988 of FHLB advances with a weighted-average interest rate of 5.55% is scheduled to mature within the next twelve years. The scheduled maturities of borrowings are as follows:

Year	Amount
2005	$75,800
2006	1,100
2007	—
2008	100,491
2009 and thereafter	363,597

Total	$540,988

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2005 and December 31, 2004, the outstanding balances of the Debentures were $89,043 and $89,433 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United had approximately $1,788,113 and $1,618,823 of loan commitments outstanding as of September 30, 2005 and December 31, 2004, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,376 and $1,449 as of September 30, 2005 and December 31, 2004, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $136,579 and $140,168 as of September 30, 2005 and December 31, 2004, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.
11. DERIVATIVE FINANCIAL INSTRUMENTS
United uses derivative instruments to help aid against adverse prices or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives may consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. United also executes derivative instruments with its commercial banking customers to facilitate its risk management strategies.
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, United has both fair value hedges and cash flow hedges as of September 30, 2005. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
The method of accounting for a perfect hedge as prescribed by SFAS No. 133 is applied because the critical terms of the hedged financial instruments (FHLB advances and fixed commercial loans) and the interest rate payments to be received on the swaps coincide and thus are effective in offsetting changes in the fair value of the hedged financial instruments over their remaining term. For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within stockholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax.
The following tables set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2005:
Derivative Classifications and Hedging Relationships
September, 30, 2005

	Notional	Derivative
	Amount	Asset	Liability

Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$4,500	—	$15
Hedging FHLB Borrowings	100,000	—	6,674

Total Derivatives Designated as Fair Value Hedges:	$104,500	—	$6,689

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$50,000	$1,502	—

Total Derivatives Designated as Cash Flow Hedges:	$50,000	$1,502	—

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$154,500	$1,502	$6,689

Derivative Instruments
September 30, 2005

		Average
	Notional	Receive	Average	Estimated
	Amount	Rate	Pay Rate	Fair Value
Fair Value Hedges:
Receive Fixed Swap (FHLB Borrowing)	$100,000	6.43%		$(6,674)
Pay Fixed Swap (Commercial Loans)	4,500		6.70%	(15)

Total Derivatives Used in Fair Value Hedges	$104,500			$(6,689)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$50,000		4.29%	$1,502

Total Derivatives Used in Cash Flow Hedges	$50,000			$1,502

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$154,500			$(5,187)

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
Net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Service cost	$476	$587	$1,408	$1,749
Interest cost	765	713	2,269	2,124
Expected return on plan assets	(1,126)	(944)	(3,342)	(2,810)
Amortization of transition asset	(44)	(44)	(131)	(131)
Recognized net actuarial loss	172	231	510	687
Amortization of prior service cost	1	1	1	1

Net periodic pension cost	$244	$544	$715	$1,620

Weighted-Average Assumptions:

Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
13. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net Income	$25,449	$24,544	$74,723	$72,262
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available for sale securities arising during the period	(3,173)	13,487	(7,503)	977
Less: Reclassification adjustment for gains included in net income	60	(179)	(578)	(712)
Unrealized gain on cash flow hedge	976	—	976	—
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	123	124	370	384

Total Comprehensive Income	$23,435	$37,976	$67,988	$72,911

14. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share)	2005	2004	2005	2004
Income from Continuing Operations	$25,449	$12,751	$74,723	$57,815
Income from Discontinued Operations	—	11,793	—	14,447

Net Income	$25,449	$24,544	$74,723	$72,262

Basic
Income from Continuing Operations	$0.60	$0.29	$1.75	$1.33
Income from Discontinued Operations	—	0.27	—	0.33

Net Income	$0.60	$0.56	$1.75	$1.66

Average common shares outstanding	42,383,810	43,319,414	42,648,080	43,503,066

Diluted
Income from Continuing Operations	$0.59	$0.29	$1.73	$1.31
Income from Discontinued Operations	—	0.27	—	0.33

Net Income	$0.59	$0.56	$1.73	$1.64

Average common shares outstanding	42,383,810	43,319,414	42,648,080	43,503,066
Equivalents from stock options	534,742	538,735	505,593	540,425

Average diluted shares outstanding	42,918,552	43,858,149	43,153,673	44,043,491

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
FINANCIAL CONDITION
United’s total assets as of September 30, 2005 were $6.63 billion, up $197.07 million or 3.06% from year-end 2004 primarily the result of a $182.13 million or 4.12% increase in portfolio loans. Cash and cash equivalents increased $66.08 million or 43.06%. Partially offsetting these increases was a decrease in investment securities of $60.66 million or 4.02%. The increase in total assets is reflected in a corresponding increase in total liabilities and shareholders’ equity of $190.04 million and $7.04 million, respectively, from year-end 2004. The increase in total liabilities was due mainly to growth in deposits of $312.17 million or 7.26% as United used lower-costing deposits to support asset growth. Partially offsetting this increase in deposits were reductions of $63.42 million or 48.37% and $128.33 million or 19.17%, respectively, in federal funds purchased and Federal Home Loan Bank borrowings. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents
Cash and cash equivalents increased $66.08 million or 43.06% comparing September 30, 2005 to year-end 2004. Of this total increase, cash and due from banks increased $46.75 million while federal funds sold increased $26.75 million. Interest-bearing deposits with other banks decreased $7.41 million. During the first nine months of 2005, net cash of $81.09 million and $128.58 million was provided by operating activities and financing activities from continuing operations, respectively. Net cash of $143.59 million was used in investing activities of continuing operations. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2005 and 2004.
Securities
Total investment securities at September 30, 2005 decreased $60.66 million or 4.02% since year-end 2004. Securities available for sale decreased $58.09 million or 4.55%. This change in securities available for sale reflects $389.59 million in sales, maturities and calls of securities, $348.28 million in purchases and a decrease of $12.43 million in market value. Securities held to maturity decreased $2.57 million or 1.10% from year-end 2004. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale increased $845 thousand or 21.23% as loan originations exceeded loan sales in the secondary market during the first nine months of 2005. Portfolio loans, net of unearned income, increased $182.13 million or 4.12% from year-end 2004 as all major classification of loans increased except for installment and other loans secured by real estate. Since year-end 2004, commercial loans (not secured by real estate) increased $27.04 million or 3.13%, construction loans increased $55.02 million or 18.13%, single-family residential real estate loans increased $57.68 million or 3.47% and commercial real estate loans increased $66.41 million or 6.24%. Installment loans decreased $13.79 million or 3.39% and other real estate secured loans decreased $9.95 million or 8.08% from year-end 2004. For a summary of major classifications of loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $8.20 million or 5.21% from year-end 2004. This increase was primarily due to a $4.03 million increase in prepaid pension, a $3.23 million increase in the cash surrender value of bank owned life insurance policies and a $3.18 million increase in deferred tax assets related to the decline in market value of available for sale securities. Partially offsetting these increases to other assets were declines of $1.66 million and $1.76 million, respectively, in the levels of other real estate owned and core deposit intangibles.
Deposits
Total deposits at September 30, 2005 grew $312.17 million or 7.26% since year-end 2004. In terms of composition, noninterest-bearing deposits increased $98.10 million or 11.08% while interest-bearing deposits increased $214.07 million or 6.27% from December 31, 2004. The increase in noninterest-bearing deposits was due mainly to a $31.24 million or 7.49% increase in commercial demand deposits. The increase in interest-bearing deposits was due primarily to growth of $111.15 million or 22.46% in certificate accounts (CDs) over $100,000 due to higher interest rates. Brokered deposits accounted for $39.77 million of this increase in CDs over $100,000. In addition, money market accounts grew $109.14 million or 7.24% for the first nine months of 2005.
Borrowings
Total borrowings at September 30, 2005 decreased $124.29 million or 8.63% during the first nine months of 2005. Since year-end 2004, federal funds purchased and FHLB borrowings decreased $63.42 million or 48.37% and $128.33 million or 19.17%, respectively. Securities sold under agreements to repurchase increased $69.72 million or 12.76%. For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2005 increased $1.77 million or 3.03% from year-end 2004 due mainly to increases in deferred compensation of $2.75 million, interest payable of $1.92 million due to higher interest rates and the FAS 133 liability related to a decline in the fair value of certain interest rate swaps of $1.62 million. Partially offsetting these increases were decreases in income taxes payable of $3.59 million due mainly to a timing difference in income tax payments and other taxes payable not related to income of $901 thousand.
Shareholders’ Equity
Shareholders’ equity at September 30, 2005, increased $7.04 million or 1.11% from December 31, 2004 as United continued to balance capital adequacy and returns to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared of $41.50 million for the first nine months of 2005.
Treasury stock increased $26.54 million since year-end 2004 as treasury share repurchases exceeded stock option redemptions during the first nine months of 2005. During the first nine months of 2005, United repurchased 863,574 shares under a plan approved by its Board of Directors in 2004 to repurchase up to 1.775 million shares of United’s common stock on the open market. Since the plan’s implementation, 867,551 shares have been repurchased.
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
The following is a detailed discussion of United’s third quarter and first nine months of 2005 results. Results for the third quarter and first nine months of 2004 include results from continuing and discontinued operations. For discussion purposes, information referred to on a consolidated basis combines the results of continuing and discontinued operations.
Consolidated net income for the first nine months of 2005 was $74.72 million or $1.73 per diluted share compared to $72.26 million or $1.64 per share for the first nine months of 2004. These results represent a 3.41% increase in net income and a 5.49% increase in diluted earnings per share. Consolidated net income for the third quarter of 2005 was $24.45 million, an increase of 3.69% from the $24.54 million reported for the prior year third quarter. Third quarter 2005 earnings were $0.59 per diluted share, as compared to the $0.56 per share reported for the third quarter of 2004. This represents a 5.36% increase in diluted earnings per share.
Income from continuing operations for the third quarter and first nine months of 2005 was $25.45 million and $74.72 million as compared to income from continuing operations for the third quarter and first nine months of 2004 of $12.75 million and $57.82 million, respectively. Diluted earnings per share from continuing operations were $0.59 and $1.73 for the third quarter and first nine months of 2005, respectively as compared to diluted earnings per share from continuing operations of $0.29 and $1.31 for the third quarter and first nine months of 2004. The results for 2004 included before-tax penalties of $16.01 million for the prepayment of FHLB advances.
No income from discontinued operations was recorded for the third quarter and first nine months of 2005 because the sale of Mason Mortgage occurred in 2004. Income from discontinued operations for the third quarter and first nine months of 2004 was $11.79 million or $0.27 per diluted share and $14.45 million or $0.33 per diluted share, respectively. The results of discontinued operations for the third quarter and first nine months of 2004 included a before-tax gain of $17 million on the Mason Mortgage sale.
United’s annualized return on average assets for the first nine months of 2005 was 1.56% and return on average shareholders’ equity was 15.63% as compared to 1.53% and 15.44% for the first nine months of 2004. For the third quarter of 2005, United’s annualized return on average assets was 1.55% while the return on average equity was 15.68% as compared to 1.57% and 15.75%, respectively, for the third quarter of 2004.
Consolidated tax-equivalent net interest income for the first nine months of 2005 was $172.16 million, an increase of $7.22 million or 4.38% from the prior year’s first nine months. Consolidated tax-equivalent net interest income increased $5.15 million or 9.39% for the third quarter of 2005 as compared to the same period for 2004. The provision for credit losses was $3.56 million for the first nine months of 2005 as compared to $3.19 million for the first nine months of 2004. For the quarters ended September 30, 2005 and 2004, the provision for credit losses was $1.95 million and $1.30 million, respectively. Consolidated noninterest income was $39.31 million for the first nine months of 2005, down $34.65 million or 46.85% when compared to the first nine months of 2004. For the third quarter of 2005, consolidated noninterest income was $13.04 million, a decrease of $17.92 million or 57.89% from the third quarter of 2004. Consolidated noninterest income for the third quarter and first nine months of 2004 included the previously mentioned before-tax gain of $17 million on the Mason Mortgage sale. Consolidated noninterest expense decreased $32.88 million or 26.79% for the first nine months of 2005 compared to the same period in 2004. For the third quarter of 2005, consolidated noninterest expenses decreased $15.74 million or 34.02% from the third quarter of 2004. Consolidated noninterest expense for 2004 included before-tax penalties of $16.01 million for the prepayment of FHLB advances. United’s effective tax rate was 31.46% and 30.87% for the first nine months of 2005 and 2004, respectively, and 31.65% and 31.01% for the third quarter of 2005 and 2004, respectively.
Net Interest Income
Consolidated tax-equivalent net interest income increased $5.15 million or 9.39% and $7.22 million or 4.38% for the third quarter and first nine months of 2005, respectively, when compared to the same periods of 2004.
Tax-equivalent net interest income from continuing operations for the third quarter of 2005 was $59.98 million, an increase of $5.15 million or 9.39% from the third quarter of 2004. This increase in tax-equivalent net interest income from continuing operations was due mainly to a $342.83 million or 6.08% increase in average earning assets as average loans for the third quarter of 2005 grew $337.04 million or 8.02% over last year’s third quarter. In addition, the average yield on earning assets for the third quarter of 2005 increased 79 basis points from the third quarter of 2004 as a result of higher interest rates. In the third quarter of 2005, the net interest margin was aided by additional interest income of approximately $1.83 million from United’s asset securitization as compared to the third quarter of 2004. These increases to net interest income were partially offset by an 82 basis point increase in the cost of funds due to the higher interest rates. On a consolidated basis, the net interest margin for the third quarter of 2005 was 4.00%, an increase of 14 basis points from 3.86% in the third quarter of 2004.
On a linked-quarter basis, United’s tax-equivalent net interest income from continuing operations for the third quarter of 2005 increased $3.56 million or 6.30% compared to the second quarter of 2004 due primarily to growth in earning assets of $160.78 million or 2.76% for the quarter. Average loans grew $95.90 million or 2.16% for the quarter while the yield on average loans increased 23 basis points. In addition, average investment securities increased $73.45 million or 5.28% for the quarter while the yield on average investment securities increased 53 basis points due mainly to increased interest income for the quarter of $1.72 million on United’s asset securitization. These increases to net interest income were partially offset by an increase of 25 basis points in the cost of funds. The net interest margin for the third quarter of 2005 of 4.00% was an increase of 12 basis points from the net interest margin of 3.88% for the second quarter of 2005.
Tax-equivalent net interest income from continuing operations for the first nine months of 2005 was $172.16 million, an increase of $12.53 million or 7.85% from the prior year’s first nine months as average earning assets increased $334.75 million or 6.04% due to average loan growth of $353.24 million or 8.60%. For the nine months ended September 30, 2005, interest income from United’s asset securitization increased $1.77 million from the same period in 2004. In addition, the average yield on earning assets for the first nine months of 2005 increased 53 basis points from the first nine months of 2004 due to higher interest rates. However, as a result of the higher interest rates, the average cost of funds for the first nine months of 2005 increased 57 basis points from the first nine months of 2004. The consolidated net interest margin for the first nine months of 2005 was 3.91%, up 8 basis points from a consolidated net interest margin of 3.83% during the same period last year.

Tables 1 and 2 below show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 9%.
Table 1

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$23,286	$232	3.94%	$59,206	$168	1.13%
Investment Securities:
Taxable	1,257,562	14,480	4.57%	1,240,719	13,804	4.43%
Tax-exempt (1) (2)	207,324	5,376	10.29%	189,279	3,005	6.32%

Total Securities	1,464,886	19,856	5.38%	1,429,998	16,809	4.68%
Loans, net of unearned income (1) (2) (3)	4,539,307	72,727	6.37%	4,225,407	59,482	5.61%
Allowance for loan losses	(43,589)			(50,422)

Net loans	4,495,718		6.43%	4,174,985		5.68%

Total earning assets	5,983,890	$92,815	6.17%	5,664,189	$76,459	5.38%

Other assets	544,240			539,573

TOTAL ASSETS	$6,528,130			$6,203,762

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,619,271	$19,626	2.15%	$3,436,008	$12,312	1.43%
Short-term borrowings	720,313	4,656	2.56%	631,826	1,534	0.97%
Long-term borrowings	556,798	8,550	6.09%	603,502	7,778	5.13%

Total Interest-Bearing Funds	4,896,382	32,832	2.66%	4,671,336	21,624	1.84%

Noninterest-bearing deposits	935,972			864,559
Accrued expenses and other liabilities	51,700			48,065

TOTAL LIABILITIES	5,884,054			5,583,960
SHAREHOLDERS’ EQUITY	644,076			619,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,528,130			$6,203,762

NET INTEREST INCOME		$59,983			$54,835

INTEREST SPREAD			3.51%			3.54%

NET INTEREST MARGIN			4.00%			3.86%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$27,200	$578	2.84%	$36,635	$352	1.29%
Investment Securities:
Taxable	1,238,934	42,139	4.55%	1,272,118	40,789	4.28%
Tax-exempt (1) (2)	197,391	11,600	7.86%	180,118	9,118	6.76%

Total Securities	1,436,325	53,739	5.00%	1,452,236	49,907	4.59%
Loans, net of unearned income (1) (2) (3)	4,460,890	205,686	6.16%	4,305,486	180,963	5.61%
Allowance for loan losses	(43,535)			(50,478)

Net loans	4,417,355		6.22%	4,255,008		5.68%

Total earning assets	5,880,880	$260,003	5.91%	5,743,879	$231,222	5.38%

Other assets	537,061			546,908

TOTAL ASSETS	$6,417,941			$6,290,787

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,512,219	$50,946	1.94%	$3,312,839	$34,503	1.39%
Short-term borrowings	729,004	12,083	2.22%	668,828	4,775	0.95%
Long-term borrowings	582,335	24,810	5.70%	772,323	27,004	4.67%

Total Interest-Bearing Funds	4,823,558	87,839	2.43%	4,753,990	66,282	1.86%

Non-interest bearing deposits	902,138			865,159
Accrued expenses and other liabilities	52,980			46,457

TOTAL LIABILITIES	5,778,676			5,665,606
SHAREHOLDERS’ EQUITY	639,265			625,181

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,417,941			$6,290,787

NET INTEREST INCOME		$172,164			$164,940

INTEREST SPREAD			3.48%			3.52%

NET INTEREST MARGIN			3.91%			3.83%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses
At September 30, 2005, nonperforming loans were $14.70 million or 0.32% of loans, net of unearned income compared to nonperforming loans of $10.78 million or 0.24% of loans, net of unearned income at December 31, 2004, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At September 30, 2005, nonaccrual loans were $7.87 million, an increase of $1.52 million from $6.35 million at year-end 2004. This increase was due mainly to one large commercial credit with a loan balance of $2.42 million being placed on nonaccrual at June 30, 2005. This credit is adequately collateralized and was appropriately considered in assessing the adequacy of the allowance for credit losses. Loans past due 90 days or more were $6.83 million at September 30, 2005, an increase of $2.40 million from $4.43 million at year-end 2004. This increase was due mainly to two loans with one commercial customer totaling $972 thousand. These loans are secured by real estate and cash. The remaining increase of approximately $1.40 million consists of five (5) commercial credits with balances between $219 thousand and $390 thousand. The loss potential on all of the above loans has been properly evaluated and allocated within the company’s allowance for credit losses analysis process. Total nonperforming assets of $16.74 million, including OREO of $2.04 million at September 30, 2005, represented 0.25% of total assets at the end of the third quarter. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At September 30, 2005, impaired loans were $18.51 million, which was an increase of $8.16 million from the $10.35 million in impaired loans at December 31, 2004. This increase in impaired loans was due primarily to the addition of four large commercial credits totaling approximately $6.36 million. The four credits are adequately collateralized. Collection efforts are ongoing and the loss potential has been evaluated and allocated within the allowance for credit losses analysis process. For further details, see Note 6 to the unaudited consolidated financial statements.
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
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At September 30, 2005, the allowance for credit losses was $52.00 million as compared to $51.35 million at December 31, 2004. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.13% at September 30, 2005 and 1.16% of loans, net of unearned income at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 353.7% and 476.5% at September 30, 2005 and December 31, 2004, respectively.
For the quarters ended September 30, 2005 and 2004, the provision for credit losses was $1.95 million and $1.30 million, respectively. The provision for credit losses for the first nine months of 2005 and 2004 was $3.56 million and $3.19 million, respectively. Net charge-offs were $1.58 million for the third quarter of

2005 as compared to net charge-offs of $1.20 million for the same quarter in 2004. One commercial credit accounted for $750 thousand of the $1.58 million charged off during the quarter. Net charge-offs for the first nine months of 2005 were $2.92 million as compared to $3.03 million for the first nine months of 2004. Note 5 to the accompanying unaudited Notes to unaudited Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
United’s formal company-wide process at September 30, 2005 produced decreased allocations in three of the four loan categories since year-end 2004. The components of the allowance allocated to commercial loans decreased $518 thousand as a result of changes in the allocation for commercial loan growth ($900 thousand) from year-end of 2004. The consumer loan pool allocation decreased $415 thousand due to decreases in historical loss rates. The components of the allowance allocated to real estate loans remained nearly flat, decreasing $9 thousand. The real estate construction loan pool allocation was up by $327 thousand primarily due to changes in loan volume and qualitative factors. The unfunded commitments liability increased by $391 thousand primarily due to changes in qualitative factors.
Management believes that the allowance for credit losses of $52 million at September 30, 2005 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Consolidated noninterest income was $39.31 million for the first nine months of 2005, down $34.65 million or 46.85% when compared to the first nine months of 2004. For the third quarter of 2005, consolidated noninterest income was $13.04 million, a decrease of $17.92 million or 57.89% from the third quarter of 2004. These significant decreases in consolidated noninterest income were due to income from the discontinued mortgage banking operations of Mason Mortgage being included in the consolidated results for the first nine months and third quarter of 2004 but not in 2005.
Noninterest income from continuing operations for the third quarter and first nine months of 2005 was $13.04 million and $39.31 million, respectively, a decrease of $828 thousand or 5.97% and $1.81 million or 4.41% from the comparable time periods in 2004. The decreases in noninterest income from continuing operations were attributable mainly to declines in fees from deposit services of $378 thousand or 4.97% and $2.06 million or 9.03%, respectively, for the third quarter and first nine months of 2005 as compared to the same periods in the prior year.
In the third quarter of 2004, United commenced operations of a mortgage title insurance company. Fees from mortgage title insurance increased $182 thousand and $487 thousand, respectively, for the third quarter and first nine months of 2005 as compared to the same periods in 2004. Income from bank owned life insurance policies increased $61 thousand and $467 thousand for the third quarter and first nine months of 2005 as compared to last year’s income during the same periods. Revenue from trust and brokerage services for the third quarter of 2005 was relatively flat from the third quarter of 2005, but grew $242 thousand or 3% for the first nine months of 2005 from last year’s first nine months’ revenue.
Net gains on securities transactions decreased $206 thousand or 18.81% for the first nine months of 2005 as compared to the first nine months of 2004. For the third quarter of 2005, United incurred a net loss on securities transactions of $93 thousand as compared to a net gain of $275 thousand for the third quarter of 2004 which was a decrease of $368 thousand.
On a linked-quarter basis, noninterest income from continuing operations decreased $323 thousand or 2.42% from the second quarter of 2005 due mainly to decreased income from bank owned life insurance policies of $439 thousand which more than offset an increase of $214 thousand in fees from deposit services.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Consolidated noninterest expenses decreased $15.74 million or 34.02% for the third quarter of 2005 compared to the same period in 2004. For the first nine months of 2005, consolidated noninterest expenses dropped $32.88 million or 26.79% from the first nine months of 2004. Consolidated noninterest expense for the first nine months of 2004 included noninterest expense from discontinued operations of $17.36 million. In addition, consolidated noninterest expense for the third quarter and first nine months of 2004 included before-tax penalties of $16.01 million for the prepayment of FHLB advances.
Noninterest expense from continuing operations decreased $15.74 million or 34.02% from the third quarter of 2004. Noninterest expense from continuing operations for the first nine months of 2005 declined $15.52 million or 14.73% from the first nine months of 2004. Noninterest expense from continuing operations for the third quarter and first nine months of 2004 included before-tax penalties of $16.01 million for the prepayment of FHLB advances. Otherwise, noninterest expense from continuing operations was relatively flat for the third quarter and first nine months of 2005 as compared to the same periods in 2004.
Salaries and benefits expense for the third quarter of 2005 was relatively flat from the third quarter of 2004, decreasing $123 thousand or less than 1%. Salaries and benefits expense for the first nine months of 2005 increased $578 thousand or 1.33% compared to the first nine months of 2004 as a result of higher salaries and increased health insurance and pension costs.
Net occupancy expense from continuing operations for the third quarter of 2005 increased $87 thousand or 2.88% from the third quarter of 2004 due to slight increases in building rental costs, utilities expense and real property taxes. Net occupancy expense for the first nine months of 2005 remained flat compared to the first nine months of 2004, decreasing only $13 thousand or less than 1%.
Equipment expense decreased $225 thousand or 12.07% and $762 thousand or 13.34% for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The decrease was due mainly to lower levels of depreciation expense.
Data processing expense increased $310 thousand or 28.31% for the third quarter of 2005 as compared to the third quarter of 2004. For the first nine months of 2005, data processing expense increased $966 thousand or 29.21% as compared to the first nine months of 2004. The increase was primarily due to additional outsourcing of data processing functions.
On a linked-quarter basis, noninterest expense from continuing operations was relatively flat, decreasing only $61 thousand or less than 1% from the second quarter of 2005.
Income Taxes
For the third quarter of 2005, consolidated income taxes were $11.78 million as compared to $11.03 million for the third quarter of 2004. For the quarters ended September 30, 2005 and 2004, United’s effective tax rates were 31.65% and 31.01%, respectively. For the first nine months of 2005 and 2004, consolidated income taxes were $34.30 million and $32.27 million, respectively. United’s effective tax rates for the first nine months of 2005 and 2004 were 31.46% and 30.87%, respectively.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2004 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2004 in the specified contractual obligations disclosed in the Annual Report on Form 10-K.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Further discussion of derivative instruments is presented in Note 11 to the Notes to Consolidated Financial Statements.
United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Further discussion of off-balance sheet commitments is included in Note 10 to the Notes to Consolidated Financial Statements.
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
Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United through its Asset and Liability Committee evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.
For the nine months ended September 30, 2005, cash of $81.09 million was provided by operating activities of continuing operations. Net cash of $143.59 million was used in investing activities which was primarily due to loan growth of $186.80 million which was partially offset by net cash received of $45.19 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the first nine months of 2005, net cash of $128.58 million was provided by financing activities due primarily to deposit growth of $312.17 million and net long-term borrowings of $23.27 million from the FHLB. Uses of cash for financing activities included repayments of $145.56 million in short-term borrowings and payment of $33.41 million and $29.87 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of this activity was an increase in cash and cash equivalents of $66.08 million for the first nine months of 2005.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.50% at September 30, 2005 and 11.58% at December 31, 2004, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.34% and 8.56%, respectively, at September 30, 2005, are also well above regulatory minimum requirements.
Total shareholders’ equity was $638.54 million, an increase of $7.04 million or 1.11% from December 31, 2004. United’s equity to assets ratio was 9.63% at September 30, 2005, as compared to 9.81% at December 31, 2004. The primary capital ratio, capital and reserves to total assets and reserves, was 10.33% at September 30, 2005, as compared to 10.53% at December 31, 2004. United’s average equity to average asset ratio was 9.87% and 9.99% for the quarters ended September 30, 2005 and 2004, respectively. For the first nine months of 2005 and 2004, the average equity to average assets ratio was 9.96% and 9.94%, respectively.
During the third quarter of 2005, United’s Board of Directors declared a cash dividend of $0.26 per share. Cash dividends were $0.78 per common share for the first nine months of 2005. Total cash dividends declared were approximately $11.01 million for the third quarter of 2005 and $33.22 million for the first nine months of 2005, an increase of 1.08% and 1.67% over comparable periods of 2004. The year 2005 is expected to be the 32nd consecutive year of dividend increases to United shareholders.

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
The following table shows United’s estimated earnings sensitivity profile as of September 30, 2005 and December 31, 2004:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	September 30, 2005	December 31, 2004
+100	2.26%	2.55%
-100	-4.55%	-5.20%
At September 30, 2005, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.26% over one year as compared to an increase of 2.55% at December 31, 2004. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.55% over one year at June 30, 2005 as compared to a decrease of 5.20% at December 31, 2004. This analysis does not include the potential increased refinancing activities, which should lessen the negative impact on net income from falling rates. While it is unlikely market rates would immediately move 100 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.
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

At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. Key economic assumptions used in measuring the fair value of the subordinated interest at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Weighted average life (in years)	0.7	1.7
Prepayment speed assumption (annual rate)	15.19% - 38.00%	15.19% - 33.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	5.96% - 12.33%	5.02% - 11.08%
At September 30, 2005 and December 31, 2004, the fair values of the subordinated interest were approximately $2.10 million and $8.28 million, respectively, and are carried in the available for sale investment portfolio. The cost of the available for sale securities has been fully amortized as of September 30, 2005.
At September 30, 2005, the principal balances of the residential mortgage loans held in the securitization trust were approximately $17.7 million. Principal amounts owed to third party investors and to United in the securitization were approximately $6.7 million and $11.0 million, respectively, at September 30, 2005. United recognizes the excess of all cash flows attributable to the subordinated interest using the effective yield method. Because the amortized cost of United’s subordinated interest was zero at September 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors will be recognized into interest income as cash is received by United over the remaining life of the loans. The weighted average term to maturity of the underlying mortgages approximated 14 years as of September 30, 2005. During the three and nine months ended September 30, 2005, United received cash of $1.94 million and $6.08 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	September 30,	December 31,
	2005	2004
Total principal amount of loans	$17,698	$25,207
Principal amount of loans 60 days or more past due	150	617
Year to date average balances	21,455	32,632
Year to date net credit losses	324	896
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
At September 30, 2005, United had $935 million in mortgage related securities of which approximately $837 million or 90% were fixed rate collateralized mortgage obligations (CMOs). Theses CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.7 years and a weighted average yield of 4.09%, under current projected prepayment assumptions. These securities were selected for their overall total return characteristics. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in a rates up 300 basis points scenario, the average life of these securities would extend to 3.0 years with a slight increase in yield. The projected price decline of the CMO portfolio in a rates up 300 basis points scenario would be 7.7%, roughly equivalent to a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points scenario would be approximately 17%.
United had approximately $23 million in 30-year mortgage backed securities with a projected yield of 6.64% and a projected average life of 3.7 years on September 30, 2005. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remainder of the mortgage related securities portfolio at September 30, 2005, consisted primarily of adjustable rate securities (ARMs), balloon securities, and 10-year, and 15-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2005, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2005 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sold within the last three (3) years that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter and nine-month period ended September 30, 2005:

			Total Number of
			Shares
			Purchased as	Maximum Number
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	per Share	Plans	Under the Plans (1)
1/01 – 1/31/2005	80,037	$35.81	84,014	1,690,986
2/01 – 2/28/2005	77,206	$34.85	161,220	1,613,780
3/01 – 3/31/2005	88,051	$33.81	249,271	1,525,729
4/01 – 4/30/2005	91,305	$32.19	340,576	1,434,424
5/01 – 5/31/2005	105,040	$31.84	445,616	1,329,384
6/01 – 6/30/2005	110,041	$34.61	555,657	1,219,343
7/01 – 7/31/2005	100,041	$35.98	655,698	1,119,302
8/01 – 8/31/2005	106,814	$37.00	762,512	1,012,488
9/01 – 9/30/2005	105,039	$35.49	867,551	907,449

Total	863,574	$34.59

(1)	In August of 2004, United’s Board of Directors approved a stock repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
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

UNITED BANKSHARES, INC.

(Registrant)

Date: November 4, 2005	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: November 4, 2005	/s/ Steven E. Wilson

Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer