Form 10-K
period 2005-12-31
UNITED BANKSHARES INC/WV
filed 2006-03-02
CIK 729986

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock, $2.50 Par Value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2005, was approximately $1,312,927,097.
     As of January 31, 2006, United Bankshares, Inc. had 41,940,052 shares of common stock outstanding with a par value of $2.50.
Documents Incorporated By Reference
     Definitive Proxy Statement dated April 7, 2006 for the 2006 Annual Shareholders’ Meeting to be held on May 15, 2006, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)
As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2005, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.
FORM 10-K, PART I
Item 1. BUSINESS
Organizational History and Subsidiaries
     United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-six banking institutions. At December 31, 2005, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.
Employees
     As of December 31, 2005, United and its subsidiaries had approximately 1,374 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.
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
Business of United
     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2005, United’s consolidated assets approximated $6.7 billion and total shareholders’ equity approximated $635 million.
     United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist.
Business of Banking Subsidiaries
     United, through its subsidiaries, engages primarily in community banking and additionally offers most types of business permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of their lending function, the Banking Subsidiaries offer credit card services.
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
     United Brokerage Services, Inc., a wholly-owned subsidiary of United Bank (WV), is a fully-disclosed broker/dealer and a registered Investment Advisor with the National Association of Securities Dealers, Inc. (NASDAQ), the Securities and Exchange Commission, and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.
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
Lending Activities
     United’s loan portfolio, net of unearned income, increased $231.6.million to $4.65 billion in 2005. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial and commercial real estate loans increased $70.27 million or 8.1% and $62.54 million or 5.9%, respectively. Real estate construction loans increased $43.76 million or 14.4% and single family residential real estate loans increased $82.63 million or 5.0% for the year of 2005. Consumer loans decreased $26.70 million or 6.6%. Interest and fees on loans for the years of 2005, 2004, and 2003 were $274.88 million, $229.15 million, and $211.10 million, respectively.
     As of December 31, 2005, approximately $310.0 million or 6.7% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.
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
Real Estate Loans
     Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. Commercial real estate loans carry many of the same customers and industry risks as the commercial loan portfolio. Real estate mortgage loans to consumers are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. The loans generally do not exceed an 80% loan to value ratio at the loan origination date and most are at a variable rate of interest. These loans are considered to be of normal risk. Also included in the category of real estate mortgage loans are home equity loans.
Consumer Loans
     Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. Personal loans, student loans and unsecured credit card receivables are also included as consumer loans. United monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors.
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
Secondary Markets
     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2005, the balance of mortgage loans being serviced by United for others was insignificant.
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
     During 2005, United originated $72.2 million of real estate loans for sale in the secondary market and sold $72.9 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2005 were $1.1 million.
     The principal sources of revenue from United’s mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans; and (iii) interest earned on mortgage loans during the period that they are held by United pending sale, if any.
Investment Activities
     United’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize return over the long-term in a manner that is consistent with good banking practices and relative safety of principal. United currently does not engage in trading account activity. The Asset/Liability Management Committee of United is responsible for the coordination and evaluation of the investment portfolio.
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
     United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. Additionally, United has a substantial amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of municipal securities with an average quality of not less than an “A” rating. Interest and dividends on securities for the years of 2005, 2004, and 2003 were $69.55 million, $63.79 million, and $60.37 million, respectively. United recognized net gains of $695 thousand, $1.1 million and $1.8 million for the years of 2005, 2004, and 2003 respectively.
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
     With prior regulatory approval, West Virginia and Virginia banks are permitted unlimited branch banking throughout each state. In addition, interstate acquisitions of and by West Virginia and Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United’s market.

     As of December 31, 2005, there were 69 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 92 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.
Economic Characteristics of Primary Market Area
     As of December 2005, West Virginia’s unemployment rate was 4.2% while the national rate was 4.6%. The 4.2% unemployment rate was the lowest December rate on record for the state. The total number of unemployed residents was down 2,800 for the year of 2005 as compared to 2004. Population outflows that have constrained faster economic growth in West Virginia may be moderating. In 2002, the U.S. Census Bureau estimated that the state’s population increased marginally. While substantially less than the national average, the increase was a substantial improvement over the six prior years, during which time the state’s population base shrank.
     United’s northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2005 was 3.0% with just 119,900 jobless workers. The 3.0% December 2005 unemployment rate was the lowest recorded in Virginia in fifty-five months. The December 2005 unemployment rate compares favorably with both the Virginia December 2004 jobless rate of 3.4% and the U.S. December 2005 unemployment level of 4.6%. The Northern Virginia metropolitan area’s unemployment rate was at 2.1% in December 2005, the lowest among Virginia’s ten metropolitan areas.
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
     The Board of Governors of the Federal Reserve System, in its Regulation Y, permits bank holding companies to engage in preapproved non-banking activities closely related to banking or managing or controlling banks. Approval of the Board of Governors is necessary to engage in certain other non-banking activities which are not preapproved or to make acquisitions of corporations engaging in these activities. In addition, on a case-by-case basis, the Board of Governors may approve other non-banking activities.
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
     As a bank holding company doing business in West Virginia, United is also subject to regulation and examination by the West Virginia Board of Banking and Financial Institutions (the “West Virginia Banking

Board”) and must submit annual reports to the West Virginia Banking Board. Further, any acquisition application that United must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.
     United is also registered under and is subject to the requirements of the Securities Exchange Act of 1934, as amended. Generally, United must file under the Securities Exchange Act of 1933 to issue additional shares of its common stock.
     The Banking Subsidiaries, as state member banks, are subject to supervision, examination and regulation by the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. Each bank is subject to regulation by its state banking authority.
     The deposits of United’s Banking Subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Accordingly, these banks are also subject to regulation by the FDIC.
Item 1A. RISK FACTORS
Changes in interest rates may adversely affect United’s business
     United’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income United earns on loans and other assets which earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Board of Governors of the Federal Reserve System or otherwise beyond those which are contemplated by United’s interest rate risk model and policy could have an effect on net interest income. For more information concerning United’s interest rate risk model and policy, see the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business
     United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2011.
United operates in a highly competitive market
     United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington primarily because of their close proximity to the Ohio border and United banking offices nearby in West Virginia. In Virginia, United competes in the Northern Virginia counties of Arlington, Loudoun, Prince William and Fairfax. In addition, United has offices in the Washington, D.C. MSA and considers this part of its market. In Maryland, United has offices in Montgomery county. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.
     There is a risk that aggressive competition could result in United controlling a smaller share of these markets. A decline in market share could lead to a decline in net income which would have a negative impact on stockholder value.

Dividend payments by United’s subsidiaries to United and by United to its shareholders can be restricted
     The declaration and payment of future cash dividends will depend on, among other things, United’s earnings, the general economic and regulatory climate, United’s liquidity and capital requirements, and other factors deemed relevant by United’s board of directors. Federal Reserve Board policy limits the payment of cash dividends by bank holding companies, without regulatory approval, and requires that a holding company serve as a source of strength to its banking subsidiaries.
     United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2005, an aggregate of approximately $17.34 million and $31.18 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.
Downturn in the local economies may adversely affect its business
     United’s business is concentrated in the West Virginia and Northern Virginia market areas. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. A prolonged period of economic recession or other adverse economic conditions in one or both of these areas could have a negative impact on United. United can provide no assurance that conditions in its market area economies will not deteriorate in the future and that such a deterioration would not have a material adverse effect on United.
There are no assurances as to adequacy of the allowance for credit losses
     United believes that its allowance for credit losses is maintained at a level adequate to absorb any probable losses in its loan portfolio given the current information known to Management.
     Management establishes the allowance based upon many factors, including, but not limited to:
•	historical loan loss experience;

•	industry diversification of the commercial loan portfolio;

•	the effect of changes in the local real estate market on collateral values;

•	the amount of nonperforming loans and related collateral security;

•	current economic conditions that may affect the borrower’s ability to pay and value of collateral;

•	sources and cost of funds;

•	volume, growth and composition of the loan portfolio; and

•	other factors management believes are relevant.
     These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events, so ultimate losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond its control, United’s actual loan losses could increase significantly. As a result, such losses could exceed United’s current allowance estimates. United can provide no assurance that its allowance is sufficient to cover actual loan losses should such losses differ substantially from our current estimates.

     In addition, federal and state regulators, as an integral part of their respective supervisory functions, periodically review United’s allowance for credit losses. United’s independent auditors also review the allowance as a part of their audit. Any increase in its allowance required by either the regulatory agencies or independent auditors would reduce United’s pre-tax earnings.
Item 1B. UNRESOLVED STAFF COMMENTS
     None
Item 2.  PROPERTIES
Offices
     United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates ninety (90) full service offices—fifty-two (52) offices located throughout West Virginia, thirty-five (35) offices throughout the Northern Virginia, Maryland and Washington, D.C. areas and three (3) in Ohio. United owns all of its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area and one each in Parkersburg, Morgantown, Charles Town and Clarksburg, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville. United leases an operations center facility in the Charleston area.
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

UNITED BANKSHARES, INC.
FORM 10-K, PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock
     As of December 31, 2005, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,320,832 were issued, including 2,312,653 shares held as treasury shares. The outstanding shares are held by approximately 5,943 shareholders of record, as well as 6,525 shareholders in street name as of January 31, 2006. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.
     At its August 2004 Board of Directors meeting, a stock repurchase plan was approved whereby United could buy up to 1,775,000 shares of its common stock in the open market. During 2005, 1,151,300 shares were repurchased under the plan while 16,700 shares were repurchased to complete an earlier plan approved in 2003 to repurchase up to 1,650,000 shares.
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
Dividends
     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.05 per share in 2005, $1.02 per share in 2004 and $1.00 per share in 2003. Dividends are paid from funds legally available, therefore the payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act. See “Market and Stock Prices of United” for quarterly dividend information.
     Payment of dividends by United is dependent upon receipt of dividends from its Banking Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note R - Notes to

Consolidated Financial Statements.
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
     The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

	Dividends		High	Low
2006
First Quarter through January 31, 2006	$0.27	(1)	$38.50	$34.46

2005
Fourth Quarter	$0.27		$38.55	$32.34
Third Quarter	$0.26		$38.47	$33.91
Second Quarter	$0.26		$36.45	$29.82
First Quarter	$0.26		$38.62	$32.00

2004
Fourth Quarter	$0.26		$39.35	$34.36
Third Quarter	$0.26		$36.09	$30.35
Second Quarter	$0.25		$33.67	$29.15
First Quarter	$0.25		$31.60	$29.36

(1)	On January 26, 2006, United declared a dividend of $0.27 per share, payable April 1, 2006, to shareholders of record as of March 10, 2006.
Issuer Repurchases
     The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2005:

			Total Number	Maximum
	Total		of Shares	Number of
	Number of		Purchased as	Shares that May
	Shares		Part of Publicly	Yet be Purchased
	Purchased	Average Price	Announced	Under the Plans
Period	(1) (2)	Paid per Share	Plans (3)	(3)

10/01 — 10/31/2005	100,041	$34.29	946,300	828,700
11/01 — 11/30/2005	107,542	$37.33	1,046,300	728,700
12/01 — 12/31/2005	105,040	$37.49	1,151,300	623,700

Total	312,623	$36.41

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2005, the following shares were exchanged by participants in United’s stock option plans: November 2005 — 7,445 shares at an average price of $37.91.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2005, the following shares were purchased for the deferred compensation plan: October 2005 — 41 shares at an average price of $37.28; November 2005 — 97 shares at an average price of $34.71; and December 2005 — 40 shares at an average price of $38.36.

(3)	In August of 2004, United’s Board of Directors approved a repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6. SELECTED FINANCIAL DATA
     The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2005. The selected financial data should be read in conjuction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001
Summary of Operations:
Total interest income	$345,278	$293,350	$272,520	$323,483	$348,923
Total interest expense	124,451	88,914	95,504	129,175	171,828
Net interest income	220,827	204,436	177,016	194,308	177,095
Provision for loan losses	5,618	4,520	7,475	8,937	12,833
Other income	52,625	54,231	52,084	37,787	36,685
Other expense	121,160	137,061	129,538	109,728	93,223
Income taxes	46,265	33,771	28,010	35,211	35,600
Income from continuing operations	100,409	83,315	64,077	78,219	72,124
Income from discontinued operations before income taxes	—	20,780	20,433	14,903	11,006
Income taxes	—	6,333	5,745	4,189	3,139
Income from discontinued operations	—	14,447	14,688	10,714	7,867
Net Income	100,409	97,762	78,765	88,933	79,991
Cash dividends	44,575	44,228	42,028	40,388	38,096

Per common share:
Income from continuing operations:
Basic	2.36	1.92	1.52	1.84	1.74
Diluted	2.33	1.89	1.50	1.81	1.71
Income from discontinued operations:
Basic	—	0.33	0.35	0.25	0.19
Diluted	—	0.33	0.35	0.25	0.19
Net income:
Basic	2.36	2.25	1.87	2.09	1.93
Diluted	2.33	2.22	1.85	2.06	1.90
Cash dividends	1.05	1.02	1.00	0.95	0.91
Book value per share	15.12	14.68	14.08	12.88	11.80

Selected Ratios:
Return on average shareholders’ equity	15.66%	15.56%	13.86%	16.73%	17.51%
Return on average assets	1.55%	1.55%	1.36%	1.59%	1.59%
Dividend payout ratio	44.39%	45.24%	53.39%	45.41%	47.63%

Selected Balance Sheet Data:
Average assets	$6,465,764	$6,295,076	$5,809,131	$5,591,267	$5,041,196
Investment securities	1,501,966	1,510,442	1,510,610	1,285,490	1,428,716
Loans held for sale	3,324	3,981	1,687	5,151	9,359
Total loans	4,649,829	4,418,276	3,955,234	3,501,188	3,502,334
Assets of discontinued operations	—	—	334,340	666,147	369,552
Total assets	6,728,492	6,435,971	6,387,730	5,797,662	5,635,890
Total deposits	4,617,452	4,297,563	4,138,487	3,815,830	3,738,639
Long-term borrowings	547,731	533,755	459,663	172,444	456,436
Liabilities of discontinued operations	—	—	300,754	638,884	348,778
Total liabilities	6,093,287	5,804,464	5,772,539	5,256,123	5,129,361
Shareholders’ equity	635,205	631,507	615,191	541,539	506,529

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
Prior to July 7, 2004, United operated two main business segments: community banking and mortgage banking. As previously reported, on July 7, 2004, United sold its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage). United’s mortgage banking activities were conducted primarily through Mason Mortgage, which was previously reported as a separate segment. For the years prior to 2005, Mason Mortgage is shown as discontinued operations for all periods presented. Since the sale of Mason Mortgage, United’s operations relate mainly to community banking which offers customers traditional banking products and services, including loan and deposit products, and wealth management services which include investment banking, financial planning, trust and brokerage services.
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including executive officers, under the 2001 Stock Option Plan. The number of shares and exercise prices and other relevant terms of the options subject to the acceleration remained unchanged. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. The grant prices ranged from $30.20 to $37.19. United feels the decision to accelerate the vesting of the options was in the best interests of shareholders as it will reduce United’s reported compensation expense in future periods. Based on changes to the accounting rules relating to the expensing of stock options that became effective on January 1, 2006, United estimates that accelerating the vesting of the options, will eliminate pre-tax compensation expenses of approximately $1.85 million, $984 thousand and $456 thousand, which otherwise would have been recognized in United’s consolidated statements of income for the years ending December 31, 2006, 2007 and 2008, respectively. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 related to the accelerated vesting of the options.
This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and the valuation of retained interests in securitized financial assets to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new information becomes available. The most significant accounting policies followed by United are presented in Note A, Notes to Consolidated Financial Statements.
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
United’s calculation of income tax provision is complex and requires the use of estimates and judgments in its determination. As part of United’s analysis and implementation of business strategies, consideration is given to tax laws and regulations that may affect the transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances.
Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2005 COMPARED TO 2004
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2005 were $6.73 billion, an increase of $292.52 million or 4.55% from year end 2004. The increase in total assets was primarily due to an increase in portfolio loans of $231.55 million or 5.24%. In addition, cash and cash equivalents increased $54.50 million or 35.51%. These increases in loans and cash more than offset an $8.48 million decrease in securities. The increase in total assets is reflected in a corresponding increase in total liabilities of $288.82 million. The increase in total liabilities was due mainly to a $319.90 million or 7.44% increase in deposits.

Borrowings decreased $36.56 million or 2.54% for the year of 2005. Shareholders’ equity increased $3.70 million or less than 1% from year end 2004. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents increased $54.50 million or 35.51% from year end 2004. Of this total decrease, cash and due from banks increased $56.67 million and federal funds sold increased $9.15 million while interest-bearing deposits with other banks decreased $11.32 million. During the year of 2005, net cash of $112.88 million and $203.58 million was provided by operating activities and financing activities from continuing operations, respectively. Net cash of $261.96 million was used in investing activities from continuing operations. Further details related to changes is cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.
Securities
Total investment securities decreased $8.48 million or less than 1% since year end 2004. Securities available for sale decreased $2.54 million or less than 1.00%. This change reflects $457.87 million in sales, maturities and calls of securities, $485.81 million in purchases and a decrease of $24.82 million in market value. Securities held to maturity declined $5.94 million which was a decrease of 2.54%. This decrease was due to maturities and calls of securities within the portfolio of $6.95 million during the year of 2005. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note C to the Notes to Consolidated Financial Statements.
Loans
Loans held for sale in continuing operations decreased $657 thousand or 16.50% as loan sales in the secondary market exceeded loan originations for the year of 2005. Portfolio loans, net of unearned income, increased $231.55 million or 5.24% since year end 2004. The increase in portfolio loans for 2005 was primarily attributable to growths in single-family residential loans, commercial loans, commercial real estate loans and construction loans of $82.63 million or 4.97%, $70.27 million or 8.13%, $62.54 million or 5.88%, and $43.76 million or 14.42%, respectively. Consumer loans declined $26.70 million or 6.56%. The table below summarizes the change in the loan categories since year end 2004:

	At December 31
(Dollars in thousands)	2005	2004	$ Change	% Change
Loans held for sale	$3,324	$3,981	$(657)	(16.50%)

Commercial, financial, and agricultural	$934,780	$864,511	$70,269	8.13%
Real Estate:
Single family residential	1,745,824	1,663,198	82,626	4.97%
Commercial	1,126,095	1,063,554	62,541	5.88%
Construction	347,274	303,516	43,758	14.42%
Other	122,487	123,165	(678)	(0.55%)
Consumer	380,062	406,758	(26,696)	(6.56%)
Less: Unearned interest	(6,693)	(6,426)	(267)	4.15%

Total Loans, net of unearned interest	$4,649,829	$4,418,276	$231,553	5.24%

For a summary of major classifications of loans, see Note E, Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $13.10 million or 8.33% since year end 2004. This increase included a $6.09 million increase in deferred tax assets related to the decline in market value of available for sale securities. In addition, prepaid pension assets increased $3.67 million, the cash surrender value of bank owned life insurance policies increased $4.54 million and the derivative asset related to a cash flow hedge increased $2.15 million. Partially offsetting these increases in other assets was a decline of $2.29 million in core deposit intangibles due to amortization.

Deposits
Total deposits at December 31, 2005 increased $319.89 million or 7.44% since year end 2004. In terms of composition, noninterest-bearing deposits increased $74.34 million while interest-bearing deposits increased $245.55 million from December 31, 2004. The increase in noninterest-bearing deposits was due mainly to a $38.66 million or 9.27% increase in commercial demand deposits. The increase in interest-bearing deposits was due primarily to growth of $160.62 million or 32.46% in certificate accounts (CDs) over $100,000 due to higher interest rates. Brokered deposits accounted for $36.69 million of this increase in CDs over $100,000. CDs less than $100,000 grew $95.34 million or 8.65% for the year of 2005 also due to the higher interest rates. The table below summarizes the change in the deposit categories since year end 2004:

	At December 31		Amount	Percentage
(Dollars In thousands)	2005	2004	Change	Change
Demand deposits	$712,729	$654,988	$57,741	8.82%
Interest-bearing checking	163,717	152,262	11,455	7.52%
Regular savings	338,763	379,877	(41,114)	(10.82%)
Money market accounts	1,544,233	1,508,070	36,163	2.40%
Time deposits under $100,000	1,202,496	1,107,471	95,025	8.58%
Time deposits over $100,000	655,514	494,895	160,619	32.46%

Total deposits	$4,617,452	$4,297,563	$319,889	7.44%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.
Borrowings
Since year end 2004, total borrowings decreased $36.56 million or 2.54%. Short-term borrowings decreased $50.53 million or 5.57%. In terms of composition, Federal funds purchased and securities sold under agreements to repurchase decreased $69.74 million or 53.19% and $20.82 million or 3.81%, respectively. Overnight Federal Home Loan Bank (FHLB) advances increased $40.00 million or 17.78%. Long-term FHLB borrowings increased $14.50 million or 3.26%. The table below summarizes the change in the borrowing categories since year end 2004:

	December 31		Amount	Percentage
(Dollars In thousands)	2005	2004	Change	Change
Federal funds purchased	$61,370	$131,106	($69,736)	(53.19%)
Securities sold under agreements to repurchase	525,604	546,425	(20,821)	(3.81%)
Overnight FHLB advances	265,000	225,000	40,000	17.78%
TT&L note option	4,451	4,427	24	0.54%
Long-term FHLB advances	458,818	444,322	14,496	3.26%
Issuances of trust preferred capital securities	88,913	89,433	(520)	(0.58%)

Total borrowings	$1,404,156	$1,440,713	($36,557)	(2.54%)

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.
Shareholders’ Equity
Shareholders’ equity increased $3.70 million or less than 1% from December 31, 2004, as United continued to balance capital adequacy and returns to shareholders. The increase in shareholders’ equity was due mainly to net earnings less dividends of $55.83 million for the year of 2005. Treasury stock increased $35.45 million from year end 2004 as treasury share repurchases exceeded stock option redemptions during year of 2005. For the year of 2005, United repurchased 1,151,300 shares under a plan approved by its Board of Directors in 2004 to repurchase up to 1.775 million shares of United’s common stock on the open market while 16,700 shares were repurchased to complete a earlier plan approved in 2003 to repurchase up to 1.65 million shares.
EARNINGS SUMMARY
As previously mentioned, on July 7, 2004, United consummated the sale of its wholly-owned mortgage banking subsidiary, Mason Mortgage. For the years prior to 2005, the results of operations for Mason Mortgage are reported as income from discontinued operations. For detailed financial data and further information related to discontinued operations, refer to Note B of the accompanying Notes to Consolidated Financial Statements. For discussion purposes, information referred to on a consolidated basis combines the results of continuing and discontinued operations.
Consolidated net income for the year of 2005 was $100.41 million or $2.33 per diluted share compared to $97.76 million or $2.22 per share for the year of 2004. These results represent a 2.71% increase in net income and a 4.96% increase in diluted earnings per share.
Income from continuing operations for the year of 2005 was $100.41 million, an increase of $17.09 million or 20.52% from the year of 2004. Diluted earnings per share from continuing operations were $2.33 and $1.89 for the year of 2005 and 2004, respectively. The results from continuing operations for the year of 2004 included before-tax penalties of $18.98 million for the prepayment of FHLB advances as compared to $406 thousand for the year of 2005. In addition, United reduced its income tax expense in the fourth quarter of 2004 by approximately $2.5 million as a result of a finalized tax examination for the years 2001 through 2003.
No income from discontinued operations was reported in 2005 as the sale of United’s mortgage banking subsidiary was completed in 2004. Income from discontinued operations for the year of 2004 was $14.45 million or $0.33 per diluted share. The results of discontinued operations for the year of 2004 included a before-tax gain of $17.0 million on the sale of United’s mortgage banking subsidiary.
The 2005 consolidated results represented a return on average shareholders’ equity of 15.66% as compared to 15.56% for the year of 2004. The return on average assets was 1.55% for both of the years of 2005 and 2004.
Net interest income from continuing operations increased $16.39 million or 8.02% for the year of 2005 when compared to 2004. Noninterest income from continuing operations decreased $1.61 million or 2.96% for 2005 when compared to 2004. Noninterest expense from continuing operations decreased $15.90 million or 11.60% over the same time period due mainly to the aforementioned decrease in prepayment penalties of FHLB advances from the year 2004 to 2005.
The effective tax rate was approximately 31.5% and 29.1% for the years ended December 31, 2005 and 2004, respectively, as compared to 30.0% for 2003.
The following discussion explains in more detail the results of operations by major category.
Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2005, are summarized below.
Tax-equivalent net interest income from continuing operations for the year of 2005 was $233.42 million, an increase of $17.80 million or 8.25% from the year of 2004. Consolidated tax-equivalent net interest income for the year of 2005 was $233.42 million, an increase of $12.49 million or 5.65% from the year of 2004. United’s consolidated tax-equivalent net interest margin for the year of 2005 was 3.94%, up 10 basis points from a net interest margin of 3.84% for the year of 2004.

Tax-equivalent interest income from continuing operations for the year of 2005 was $357.87 million, an increase of $53.33 million or 17.51% from the year of 2004. This increase in tax-equivalent interest income from continuing operations was due mainly to a 61 basis point increase in the yield on average earning assets. The increase in yield was due to higher interest rates. The yield on average net loans increased 60 basis points from 5.76% in 2004 to 6.36% in 2005. The increase in average earning asset yield resulted in an increase of $31.82 million in tax-equivalent interest income from continuing operations. Average earning assets increased $318.50 million or 5.68% for the year of 2005 as compared to the year of 2004 as average net loans grew $345.98 million or 8.42%. The increase in average earning assets resulted in a $19.32 million increase in tax-equivalent interest income from continuing operations. Also, for the year of 2005, tax-equivalent interest income from continuing operations was aided by additional interest income of approximately $3.24 million from United’s asset securitization as compared to the year of 2004.
Consolidated tax-equivalent interest income for the year of 2005 increased $46.48 million or 14.93% from the year of 2004. This increase in consolidated tax-equivalent interest income was due mainly to a 63 basis point increase in the yield on average earning assets which resulted in a $34.41 million increase consolidated tax-equivalent interest income. Average earning assets grew $170.46 million or 2.96% which increased consolidated tax-equivalent interest income by $10.72 million for the year of 2005 as compared to 2004.
Interest expense from continuing operations for the year of 2005 was $124.45 million, an increase of $35.54 million or 39.97% from the year of 2004. The increase in interest expense from continuing operations for the year of 2005 was mainly due to a 64 basis point rise in the average cost of funds from the year of 2004 as a result of the higher interest rates. The increase in the average cost of funds resulted in a $31.32 million increase in the interest expense from continuing operations. The average cost of deposits was 2.06% for the year of 2005, up 61 basis points from 1.45% for the year of 2004 while the average cost of short-term borrowing was 2.43% for the year of 2005, an increase of 135 basis points from 1.08% for the year of 2004.
Consolidated interest expense increased $33.99 million or 37.58% in 2005 compared to 2004. This increase was attributed primarily to the aforementioned higher funding costs related to deposits and short-term borrowings. On a consolidated basis, the average cost of funds increased 65 basis points from 1.91% in 2004 to 2.56% in 2005. The increase in the average cost of funds resulted in an increase of $36.84 million in consolidated interest expense.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2005, 2004 and 2003 with the consolidated interest and rate earned or paid on such amount.

	Year Ended			Year Ended			Year Ended
	December 31, 2005			December 31, 2004			December 31, 2003
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$27,481	$850	3.09%	$31,794	$408	1.28%	$80,449	$1,062	1.32%
Investment Securities:
Taxable	1,242,271	57,023	4.59%	1,284,894	55,436	4.31%	1,150,366	51,701	4.49%
Tax-exempt (1) (2)	202,741	16,756	8.26%	183,283	12,140	6.62%	184,021	12,701	6.90%

Total Securities	1,445,012	73,779	5.11%	1,468,177	67,576	4.60%	1,334,387	64,402	4.83%
Loans, net of unearned income (1) (2) (3)	4,496,774	283,239	6.30%	4,304,411	243,402	5.65%	4,024,018	242,101	6.02%
Allowance for loan losses	(43,589)			(49,162)			(47,866)

Net loans	4,453,185		6.36%	4,255,249		5.72%	3,976,152		6.09%

Total earning assets	5,925,678	$357,868	6.04%	5,755,220	$311,386	5.41%	5,390,988	$307,565	5.71%
Other assets	540,086			539,856			418,143

TOTAL ASSETS	$6,465,764			$6,295,076			$5,809,131

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,546,918	$73,146	2.06%	$3,343,278	$48,380	1.45%	$3,122,739	$53,683	1.72%
Short-term borrowings	734,228	17,816	2.43%	685,062	7,400	1.08%	557,039	7,361	1.32%
Long- term borrowings	575,354	33,489	5.82%	719,524	34,677	4.82%	751,472	43,107	5.74%

Total Interest-Bearing Funds	4,856,500	124,451	2.56%	4,747,864	90,457	1.91%	4,431,250	104,151	2.35%
Noninterest-bearing deposits	913,629			874,999			760,220
Accrued expenses and other liabilities	54,514			43,837			49,489

TOTAL LIABILITIES	5,824,643			5,666,700			5,240,959
SHAREHOLDERS’ EQUITY	641,121			628,376			568,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,465,764			$6,295,076			$5,809,131

NET INTEREST INCOME		$233,417			$220,929			$203,414

INTEREST SPREAD			3.48%			3.50%			3.36%

NET INTEREST MARGIN			3.94%			3.84%			3.77%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2005 Compared to 2004				2004 Compared to 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	($55)	$575	($78)	$442	($642)	($32)	$20	($654)
Investment securities:
Taxable	(1,837)	3,598	(174)	1,587	6,046	(2,120)	(191)	3,735
Tax exempt (1), (2)	1,288	3,006	322	4,616	(51)	(519)	9	(561)

Loans (1),(2),(3)	11,322	27,234	1,281	39,837	16,994	(14,665)	(1,028)	1,301

TOTAL INTEREST INCOME	10,718	34,413	1,351	46,482	22,347	(17,336)	(1,190)	3,821

Interest expense:
Interest-bearing deposits	$2,953	$20,394	$1,419	$24,766	$3,791	($8,403)	($691)	($5,303)
Short-term borrowings	531	9,248	637	10,416	1,692	(1,345)	(308)	39
Long-term borrowings	(6,949)	7,195	(1,434)	(1,188)	(1,833)	(6,886)	289	(8,430)

TOTAL INTEREST EXPENSE	(3,465)	36,837	622	33,994	3,650	(16,634)	(710)	(13,694)

NET INTEREST INCOME	$14,183	($2,424)	$729	$12,488	$18,697	($702)	($480)	$17,515

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
United’s credit quality continues to be sound. Nonperforming loans were $13.19 million or 0.28% of loans, net of unearned income, at December 31, 2005 compared to $10.78 million or 0.24% of loans, net of unearned income at December 31, 2004. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. During 2005, nonaccrual loans increased $794 thousand or 12.50%. This increase in nonaccrual loans was due mainly to one large commercial loan being placed on nonaccrual at December 31, 2005. Loans past due 90 days or more increased $1.61 million or 36.48%. This increase in loans past due 90 days or more was due mainly to three (3) residential mortgage loans and two (2) commercial credits with balances between $154 thousand and $329 thousand being 90 days or more delinquent at December 31, 2005. The loans mentioned above have been properly evaluated in considering the adequacy of the company’s allowance for credit losses at December 31, 2005. Total nonperforming assets of $16.13 million, including OREO of $2.94 million at December 31, 2005, represented 0.24% of total assets at the end of 2005 as compared to 0.22% at the end of 2004.

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

	December 31
	2005	2004	2003	2002	2001
	(In thousands)
Nonaccrual loans	$7,146	$6,352	$7,523	$6,890	$8,068
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	6,039	4,425	11,052	8,461	9,522

Total nonperforming loans	13,185	10,777	18,575	15,351	17,590

Nonaccrual investment securities	—	—	—	—	10,000
Other real estate owned	2,941	3,692	3,203	4,267	2,763

TOTAL NONPERFORMING ASSETS	$16,126	$14,469	$21,778	$19,618	$30,353

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2005, impaired loans were $16.55 million, an increase of $6.21 million or 59.96% from the $10.35 million in impaired loans at December 31, 2004. In addition to the one previously mentioned large commercial credit ($1.40 million) that was classified as nonaccrual at December 31, 2005, the change in impaired loans from year end 2004 included two other large (totaling $2.75 million) and several smaller commercial credits that were considered impaired in accordance with FASB Statement No. 114 (SFAS No. 114), “Accounting by Creditors for Impairment of a Loan” at December 31, 2005. These credits have been properly considered in determining the adequacy of the allowance for credit losses. For further details, along with a discussion of concentrations of credit risk, see Note E, Notes to Consolidated Financial Statements.
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At December 31, 2005, the allowance for credit losses was $52.87 million, compared to $51.35 million at December 31, 2004. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.14% and 1.16% at December 31, 2005 and 2004, respectively. The ratio of the allowance for credit losses to nonperforming loans was 401.0% and 476.5% at December 31, 2005 and 2004, respectively.
For the years ended December 31, 2005 and 2004, the provision for credit losses was $5.62 million and $4.52 million, respectively. Net charge-offs were $4.10 million for the year of 2005 as compared to net charge-offs of $4.48 million for the year of 2004.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$51,353	$51,432	$48,387	$47,408	$40,532

Allowance of purchased company at date of acquisition	—	—	3,863	—	4,673

Loans charged off:
Commercial, financial and agricultural	2,442	1,524	2,677	805	2,578
Real estate	1,422	1,518	3,365	5,192	7,090
Real estate construction					76
Consumer and other	2,152	3,497	3,954	3,502	2,615

TOTAL CHARGE-OFFS	6,016	6,539	9,996	9,499	12,359

Recoveries:
Commercial, financial and agricultural	677	387	706	443	681
Real estate	778	1,080	601	591	557
Real estate construction					1
Consumer and other	461	596	396	507	490

TOTAL RECOVERIES	1,916	2,063	1,703	1,541	1,729

NET LOANS CHARGED OFF	4,100	4,476	8,293	7,958	10,630
Provision for credit losses	5,618	4,520	7,475	8,937	12,833

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	52,871	51,476	51,432	48,387	47,408

Less: Balance of allowance for credit losses, discontinued operations	—	(123)	(123)	(123)	(123)

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR, CONTINUING OPERATIONS	$52,871	$51,353	$51,309	$48,264	$47,285

Loans outstanding at the end of period (gross), continuing operations (1)	$4,656,522	$4,424,702	$3,960,637	$3,504,307	$3,505,385

Average loans outstanding during period (net of unearned income) (1)	$4,493,322	$4,228,070	$3,644,296	$3,536,020	$3,218,191

Net charge-offs as a percentage of average loans outstanding	0.09%	0.11%	0.23%	0.23%	0.33%

Allowance for credit losses, continuing operations as a percentage of nonperforming loans	401.0%	476.5%	276.2%	314.4%	268.8%

(1)	Excludes loans held for sale.
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
Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current conditions. The allowance for credit losses includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the allowance accounts for the inherent imprecision in the allowance for credit losses analysis. Over the past several years, United has grown through acquisition, and accordingly, expanded the geographic area in which it operates. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio in these other geographic areas.
United has continued to refine its methodology in determining the allowance for credit losses. These refinements involve the adjustment of historical loss data utilized in the evaluation of impairment on pools of loans. These improvements are judged by management to continually improve the accuracy of the estimates of impairment included in the allocated allowance. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates.
United’s formal company-wide process at December 31, 2005 produced increased allocations in two of the four loan categories. The components of the allowance allocated to the real estate construction loan pool rose by $750 thousand primarily due to changes in loan volume and qualitative factors. The allowance component for commercial loans decreased $303 thousand as a result of changes in the allocation for commercial loan growth ($900 thousand) from year end 2004. The consumer loan pool allocation decreased $338 thousand primarily due to decreases in historical loss rates. The components of the allowance allocated to real estate loans remained nearly even, increasing $39 thousand. The allowance for the unfunded lending-related commitments liability increased by $746 thousand primarily due to changes in qualitative factors.
The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	December 31
	2005	2004	2003	2002	2001
	(In thousands)
Commercial, financial and agricultural	$27,053	$27,356	$23,458	$20,643	$20,206

Real estate	6,443	6,404	4,680	10,117	10,420

Real estate construction	2,587	1,961	1,472	1,100	1,104

Consumer and other	5,842	6,179	6,234	5,437	3,656

Lending related commitments	8,733	7,987	9,731	6,643	4,115

Allowance for imprecision	2,213	1,589	5,857	4,447	7,907

	52,871	51,476	51,432	48,387	47,408
Less: Allowance for credit losses, discontinued operations	—	(123)	(123)	(123)	(123)

Total	$52,871	$51,353	$51,309	$48,264	$47,285

As a result of the acquisitions of Century and Sequoia, historical loss experience data used in the allowance allocation estimates may not have corresponded with the characteristics of the existing portfolio.

Management believes that the allowance for credit losses of $52.87 million at December 31, 2005 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.
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
Other Income
Noninterest income has been, and will continue to be, an important element of United’s profitability. Accordingly, management continues to evaluate areas where noninterest income can be enhanced. Other income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income from continuing operations was $52.63 million, a decrease of $1.61 million or 2.96% from the year of 2004. The decline in noninterest income from continuing operations was primarily attributable to decreased revenue from deposit services.
Service charges, commissions and fees from customer accounts decreased $1.19 million or 3.41% from 2004. This income includes charges and fees related to various banking services provided by United. The largest component within this category is fees from deposit services, which decreased $2.22 million or 7.40% for the year of 2005 as compared to the year of 2004.
Trust income and brokerage commissions increased $565 thousand or 5.37% due to an increased volume of trust and brokerage business. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Income from bank-owned life insurance policies increased $471 thousand or 11.00% for the year of 2005 as compared to last year’s income. Mortgage banking income increased $326 thousand or 44.72% for the year of 2005 as compared to 2004 due to higher volumes of originations and sales. All other noninterest income from continuing operations decreased $1.36 million for the year of 2005 compared to the year of 2004 due mainly to a decline in residual income from United’s interest in asset securitizations.
During 2005, United realized net gains on securities transactions of $695 thousand as compared to a net gain of $1.10 million during 2004.
Consolidated noninterest income, including net gains and losses from securities transactions, decreased $34.44 million or 39.56% for 2005 when compared to 2004. This significant decrease in consolidated noninterest income was due to income from the discontinued mortgage banking operations of Mason Mortgage being included in the consolidated results for the year 2004 including a $17.0 million gain on the sale of Mason Mortgage. No noninterest income from discontinued operations was recorded in 2005 as the sale of Mason Mortgage was completed in 2004.
Other Expense
Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense from continuing operations for the year of 2005 was $121.16 million, a decrease of $15.90 million or 11.60% from the year of 2004. Noninterest expense from continuing operations for the year of 2004 included before-tax penalties of $18.98 million for the prepayment of FHLB advances as compared to $406 thousand for the year of 2005.
Salaries and benefits from continuing operations increased $2.67 million or 4.73% for the year of 2005 compared to the year of 2004. Salaries’ expense for 2005 was $46.01 million or 1.87% above the 2004 level due mainly to an increase in salary levels. Employee benefits increased $1.63 million or 16.59% due to higher levels of health and workers’ compensation expenses and unemployment taxes.
Net occupancy expense from continuing operations decreased $350 thousand or 2.79% for the year of 2005 as compared to the year of 2004. The lower net occupancy expense for 2005 was due mainly to a decrease in depreciation expense on bank premises.
Equipment expense declined $581 thousand or 7.63% for the year of 2005 as compared to 2004. The decrease was primarily due to lower levels of depreciation, maintenance and other real estate owned expenses.
Data processing expense increased $1.10 million or 24.23% for year of 2005 as compared to the year of 2004. The increase was primarily due to additional outsourcing of data processing functions.
Consolidated noninterest expense decreased $33.26 million or 21.54% for the year ended December 31, 2005 as compared to the year ended 2004. The decrease in consolidated noninterest expense from the previous year was primarily due to the inclusion of expenses related to Mason Mortgage for 2004. No noninterest expense from discontinued operations was recorded in 2005 as the sale of Mason Mortgage was completed in 2004.
United’s consolidated efficiency ratio was 41.45% for the year of 2005 as compared to 49.12% for the year of 2004.
Income Taxes
For the year ended December 31, 2005, consolidated income taxes were $46.27 million, compared to $40.10 million for 2004. For the years ended December 31, 2005 and 2004, United’s effective tax rates were 31.5% and 29.1%, respectively. For further details related to income taxes, see Note L, Notes to Consolidated Financial Statements.
Quarterly Results
On a consolidated basis, all four quarters of 2005 showed increases in net income and diluted earnings per share in comparison to each of the same respective four quarters of 2004. Consolidated net income for the first quarter of 2005 was $24.76 million or $0.57 per diluted share basis compared to $23.50 million or $0.53 per diluted share in 2004. For the second quarter 2005, consolidated net income was $24.51 million or $0.57 per share compared to $24.21 million or $0.55 per diluted share in 2004. Third quarter 2005 consolidated net income was $25.45 million or $0.59 per diluted share as compared to $24.54 million or $0.56 per diluted share in 2004. Fourth quarter 2005 consolidated net income was $25.69 million or $0.60 per diluted share as compared to $25.50 million or $0.58 per diluted share in 2004.
Income from continuing operations was $25.69 million or $0.60 per diluted share for the fourth quarter of 2005 as compared to $25.50 million or $0.58 per diluted share for the fourth quarter of 2004. The results from continuing operations for the fourth quarter of 2004 included a before-tax penalty of $2.97 million for the prepayment of a FHLB advance as compared to $406 thousand for the fourth quarter 2005. In addition, United reduced its income tax expense in the fourth quarter of 2004 by approximately $2.5 million as a result of a finalized tax examination for the years 2001 through 2003. No income from discontinued operations was recorded for the fourth quarter of 2005 or 2004 as the sale of Mason Mortgage occurred in the third quarter of 2004.
Tax-equivalent net interest income from continuing operations for the fourth quarter of 2005 was $61.25 million, an increase of $5.27 million or 9.41% from the fourth quarter of 2004. This increase in tax-equivalent net interest income from continuing operations was due mainly to a $269.61 million or 4.66% increase in average earning assets as average net loans for the fourth quarter of 2005 grew $303.54 million or 7.13% over last year’s fourth quarter. In addition, the average yield on earning assets for the fourth quarter of 2005 increased 91 basis points from the fourth quarter of 2004 as a result of higher interest rates. In the fourth quarter of 2005, the net interest margin was aided by additional interest income of approximately $1.53 million from United’s asset securitization as compared to the fourth quarter of 2004. Partially offsetting these increases in net interest income for the fourth quarter of 2005 was a 90 basis point increase in the cost of funds from the fourth quarter of 2004 due to the higher interest rates. The net interest margin for the fourth quarter of 2005 increased 17 basis points to 4.03% from the fourth quarter 2004 net interest margin of 3.86%.

For the fourth quarter of 2005, the provision for credit losses was $2.06 million, an increase of $730 thousand from the fourth quarter’s provision of $1.33 million in 2004. Net charge-offs were $1.18 million for the fourth quarter of 2005 as compared to $1.45 million for the fourth quarter of 2004.
Noninterest income from continuing operations for the fourth quarter of 2005 was $13.31 million, which was an increase of $208 thousand or 1.59% from the fourth quarter of 2004 due mainly to an increase in fees from trust and brokerage services of $323 thousand or 13.19%. Noninterest expense from continuing operations decreased $386 thousand for the fourth quarter of 2005 as compared to the fourth quarter of 2004. As previously mentioned, noninterest expense from continuing operations for the fourth quarter of 2004 included before-tax penalties of $2.97 million for the prepayment of FHLB advances as compared to $406 thousand for the fourth quarter of 2005. Salaries and benefits for the fourth quarter of 2005 increased $2.09 million from the fourth quarter of 2004 due to higher levels of employee compensation and related expenses.
Additional quarterly financial data for 2005 and 2004 may be found in Note T, Notes to Consolidated Financial Statements.
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
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2005:

		Total Payments Due by Period
(In thousands)		One Year	One to	Three to	Over Five
	Total	or Less	Three Years	Five Years	Years
Deposits without a stated maturity (1)	$2,759,442	$2,759,442
Time deposits (2) (3)	1,951,291	1,135,610	$611,840	$163,221	$40,620
Short-term borrowings (2)	858,610	843,334	15,276	—	—
Long-term borrowings (2) (3)	848,651	34,540	162,203	339,622	312,286
Operating leases	31,904	5,974	10,597	7,636	7,695

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2005. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2005 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note O, Notes to Consolidated Financial Statements.

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
The following tables detail the amounts of significant commitments and letters of credit as of December 31, 2005:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$609,221
Credit card and personal revolving lines	112,383
Commercial	1,102,305

Total unused commitments	$1,823,909

Financial standby letters of credit	$88,889
Performance standby letters of credit	50,683
Commercial letters of credit	1,021

Total letters of credit	$140,593

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note N, Notes to Consolidated Financial Statements.
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
Cash flows provided by continuing operations in 2005 were $112.88 million as compared to cash provided by operations during 2004 of $94.46 million. The difference in cash flows between the two years was primarily the result of increased income from continuing operations of $17.09 million in 2005 as compared to 2004. In 2005, investing activities of continuing operations used cash of $261.96 million as compared to net cash of $492.48 million used in 2004. Cash used in investing activities in 2005 and 2004 was primarily due to loan growth of $238.15 million and $467.71 million, respectively, during each year. For the year of 2005, net cash of $203.58 million was provided by financing activities primarily due to increases in total deposits of $319.89 million. Cash used in financing activities in 2005 included $44.41 million for payment of cash dividends and $41.29 million for acquisitions of United shares under the stock repurchase program. For the year of 2004, net cash of $254.33 million was provided by financing activities primarily due to increases in total deposits and net borrowings of $161.65 million and $171.10 million, respectively. Cash used in financing activities in 2004 included $43.97 million for payment of cash dividends and $40.81 million for acquisitions of United shares under the stock repurchase program. Net cash provided by discontinued operations was $42.21 million for the year 2004. The absence of cash flows from discontinued operations in 2005 did not affect liquidity or capital resources. The net effect of the cash flow activities was an increase in cash and cash equivalents of $54.50 million for the year of 2005 as compared to a decrease in cash and cash equivalents of $101.48 million for the year of 2004. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.28% at December 31, 2005 and 11.58% at December 31, 2004, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.14% and 8.53%, respectively, at December 31, 2005, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note R, Notes to Consolidated Financial Statements.
Total year end 2005 shareholders’ equity increased $3.70 million or less than 1% to $635.21 million from $631.51 million at December 31, 2004. United’s equity to assets ratio was 9.44% at December 31, 2005, as compared to 9.81% at December 31, 2004. The primary capital ratio, capital and reserves to total assets and reserves, was 10.15% at December 31, 2005, as compared to 10.53% at December 31, 2004. United’s average equity to average asset ratio was 9.92% and 9.98% for the years ended December 31, 2005 and 2004, respectively.
During the fourth quarter of 2005, United’s Board of Directors declared a cash dividend of $0.27 per share. Dividends per share of $1.05 for the year 2005 represented a 3% increase over the $1.02 per share paid for 2004. Total cash dividends declared to common shareholders were approximately $44.58 million for the year of 2005 as compared to $44.23 million for the year of 2004, an increase of less than 1%. The year 2005 was the 32nd consecutive year of dividend increases to United shareholders.

During the third quarter of 2004, United’s Board of Directors approved a new Stock Repurchase Plan (Repurchase Plan) to repurchase up to 1.775 million shares of United’s common stock on the open market effective upon completion of the 2003 repurchase plan. The Repurchase Plan represents approximately 4% of the issued and outstanding shares of United. The timing, price and quantity of purchases under the Repurchase Plan will be at the discretion of management, and the plan maybe be discontinued, suspended, or restarted at any time depending on the facts and circumstances. The Repurchase Plan, depending on market conditions provides capital management opportunities. Shares purchased under the plan will be available to fund employee benefit programs as well as for a variety of other corporate purposes. For the year of 2005, United repurchased 1,151,300 shares under this Repurchase Plan approved by its Board of Directors in 2004.
The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2005	2004	2003
Return on average assets	1.55%	1.55%	1.36%
Return on average equity	15.66%	15.56%	13.86%
Dividend payout ratio	44.39%	45.24%	53.36%
Average equity to average assets ratio	9.92%	9.98%	9.78%
2004 COMPARED TO 2003
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2004 were $6.44 billion, an increase of $48.24 million from year end 2003. However, total assets at December 31, 2003 included $334.34 million of assets related to the discontinued operations of Mason Mortgage. All assets and liabilities of Mason Mortgage were sold on July 7, 2004, and thus not included in the December 31, 2004 consolidated balance sheet.
The increase in total assets was primarily due to an increase in portfolio loans of $463.04 million or 11.71%. The increase in portfolio loans for 2004 was primarily attributable to growths in single-family residential loans, construction loans, commercial loans and commercial real estate loans of $199.42 million, $129.69 million, $73.29 million, and $62.10 million, respectively. Loans held for sale in continuing operations increased $2.29 million as loan originations exceeded sales in the secondary market for the year of 2004. Partially offsetting the increase in loans were decreases in cash and cash equivalents of $95.65 million and the previously mentioned $334.34 million decline in assets related to discontinued operations. Of the total decrease in cash and cash equivalents, cash and due from banks decreased $79.10 million while interest-bearing deposits with other banks decreased $11.12 million, and federal funds sold decreased $5.43 million. During the year of 2004, net cash of $94.46 million and $254.33 million was provided by operating activities and financing activities from continuing operations, respectively. Net cash of $492.48 million was used in investing activities from continuing operations. Net cash of $42.21 million was provided by discontinued operations. Other assets increased $19.43 million or 14.09% since year end 2003. In the year of 2004, United’s net purchases of bank-owned life insurance (BOLI) totaled $11.81 million. The remainder of the difference in other assets since year end 2003 is primarily due to an increase of $6.39 million in the prepaid pension asset.
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

Shareholders’ equity increased $16.32 million from year end 2003. The increase in shareholders’ equity was due mainly to net earnings less dividends of $53.53 million for the year of 2004. Treasury stock increased $23.63 million from year end 2003 as treasury share repurchases exceeded stock option redemptions during the year of 2004. Surplus decreased $10.82 million for the year of 2004 due to the exercise of stock options.
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
Provision for Credit Losses
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
Other Income
Noninterest income from continuing operations, including net gains from securities transactions for the year of 2004, was $54.23 million, an increase of $2.15 million or 4.12% from the year of 2003. This rise in noninterest income from continuing operations was attributable to increased revenue from deposit services, trust and brokerage services and bank-owned life insurance.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2005 and 2004:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2005	December 31, 2004
+ 200	2.50%	4.34%
+100	1.47%	2.55%
-100	-3.56%	-5.20%
- 200	-9.62%	—
Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 1.47% over one year as of December 31, 2005, as compared to an increase of 2.55% as of December 31, 2004. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.50% over one year as of December 31, 2005, as compared to an increase of 4.34% as of December 31, 2004. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.56% and 9.62%, respectively, over one year as of December 31, 2005. A 100 basis point immediate, sustained downward shock in the yield curve would have decreased net interest income by an estimated 5.20% over one year as of December 31, 2004. With the federal funds rate at 2.25% at December 31, 2004, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors.
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
As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Presently, United’s derivative instruments consist of interest rate swaps only. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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
At December 31, 2005, United’s mortgage related securities portfolio had an amortized cost of $969 million, of which approximately $864 million or 89% were fixed rate collateralized mortgage obligations (CMOs). Theses fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.6 years and a weighted average yield of 4.16%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would extend to 2.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 7.3%, roughly equivalent to the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.
United had approximately $21 million in 30-year mortgage backed securities with a projected yield of 6.66% and a projected average life of 3.9 years on December 31, 2005. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remainder of the mortgage related securities portfolio at December 31, 2005, consisted primarily of adjustable rate securities (ARMs), balloon securities, and 10-year, and 15-year mortgage backed pass-through securities.

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s audit report on management’s assessment of the Company’s internal control over financial reporting appears on page 39 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that United Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that United Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of United Bankshares, Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Charleston, West Virginia
February 24, 2006

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Charleston, West Virginia
February 24, 2006

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31	December 31
(Dollars in thousands, except par value)	2005	2004
Assets
Cash and due from banks	$188,974	$132,306
Interest-bearing deposits with other banks	9,836	21,159
Federal funds sold	9,152	—

Total cash and cash equivalents	207,962	153,465
Securities available for sale at estimated fair value (amortized cost-$1,289,213 at December 31, 2005 and $1,266,931 at December 31, 2004)	1,274,621	1,277,160
Securities held to maturity (estimated fair value-$232,671 at December 31, 2005 and $241,592 at December 31, 2004)	227,345	233,282
Loans held for sale	3,324	3,981
Loans	4,656,522	4,424,702
Less: Unearned income	(6,693)	(6,426)

Loans net of unearned income	4,649,829	4,418,276
Less: Allowance for loan losses	(44,138)	(43,365)

Net loans	4,605,691	4,374,911
Bank premises and equipment	39,626	41,564
Goodwill	167,487	166,926
Accrued interest receivable	32,027	27,371
Other assets	170,409	157,311
TOTAL ASSETS	$6,728,492	$6,435,971

Liabilities
Deposits:
Noninterest-bearing	$959,674	$885,339
Interest-bearing	3,657,778	3,412,224

Total deposits	4,617,452	4,297,563
Borrowings:
Federal funds purchased	61,370	131,106
Securities sold under agreements to repurchase	525,604	546,425
Federal Home Loan Bank borrowings	723,818	669,322
Other short-term borrowings	4,451	4,427
Other long-term borrowings	88,913	89,433
Allowance for lending-related commitments	8,733	7,988
Accrued expenses and other liabilities	62,946	58,200
TOTAL LIABILITIES	6,093,287	5,804,464

Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at December 31, 2005 and December 31, 2004, including 2,312,653 and 1,312,387 shares in treasury at December 31, 2005 and December 31, 2004, respectively	110,802	110,802
Surplus	97,374	99,773
Retained earnings	515,227	459,393
Accumulated other comprehensive income	(10,551)	3,739
Treasury stock, at cost	(77,647)	(42,200)

TOTAL SHAREHOLDERS’ EQUITY	635,205	631,507

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,728,492	$6,435,971

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands, except per share data)	2005	2004	2003
Interest income
Interest and fees on loans	$274,882	$229,153	$211,096
Interest on federal funds sold and other short-term investments	850	406	1,057
Interest and dividends on securities:
Taxable	57,023	55,436	51,701
Tax-exempt	12,523	8,355	8,666

Total interest income	345,278	293,350	272,520

Interest expense
Interest on deposits	73,146	48,380	53,683
Interest on short-term borrowings	17,816	7,400	7,361
Interest on long-term borrowings	33,489	33,134	34,460

Total interest expense	124,451	88,914	95,504

Net interest income	220,827	204,436	177,016
Provision for credit losses	5,618	4,520	7,475

Net interest income after provision for credit losses	215,209	199,916	169,541

Other income
Fees from trust and brokerage services	11,083	10,518	9,387
Service charges, commissions, and fees	33,762	34,953	33,247
Income from bank-owned life insurance	4,753	4,282	2,160
Mortgage banking income	1,055	729	2,570
Security gains	695	1,110	1,830
Other income	1,277	2,639	2,890

Total other income	52,625	54,231	52,084

Other expense
Salaries and employee benefits	59,197	56,526	54,843
Net occupancy expense	12,201	12,551	11,270
Equipment expense	7,032	7,613	8,303
Data processing expense	5,625	4,528	4,098
Prepayment penalties on FHLB advances	406	18,975	16,691
Other expense	36,699	36,868	34,333

Total other expense	121,160	137,061	129,538

Income from continuing operations before income taxes	146,674	117,086	92,087
Income taxes	46,265	33,771	28,010

Income from continuing operations	100,409	83,315	64,077

Gain on sale of discontinued operations	—	17,000	—
Other operating income	—	3,780	20,433

Income from discontinued operations before income taxes	—	20,780	20,433
Income taxes	—	6,333	5,745

Income from discontinued operations	—	14,447	14,688

Net income	$100,409	$97,762	$78,765

CONSOLIDATED STATEMENTS OF INCOME - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

		Year Ended December 31
(Dollars in thousands, except per share data)	2005	2004	2003
Earnings per common share from continuing operations:
Basic	$2.36	$1.92	$1.52

Diluted	$2.33	$1.89	$1.50

Earnings per common share from discontinued operations:
Basic	—	$0.33	$0.35

Diluted	—	$0.33	$0.35

Earnings per common share:
Basic	$2.36	$2.25	$1.87

Diluted	$2.33	$2.22	$1.85

Dividends per common share	$1.05	$1.02	$1.00

Average outstanding shares:
Basic	42,514,445	43,404,586	42,076,180
Diluted	43,024,861	43,978,914	42,620,568
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2003	43,381,769	108,454	89,360	369,122	13,060	(38,457)	541,539
Comprehensive income, net of tax:
Net income				78,765			78,765
Unrealized losses on securities of $5,855 net of reclassification adjustment for gains included in net income of $1,189					(7,044)		(7,044)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					496		496

Total comprehensive income, net of tax							72,217
Acquisition of Sequoia Bancshares, Inc. (2,639,062 shares)	939,063	2,348	26,060			49,072	77,480
Purchase of treasury stock (1,257,135 shares)						(37,361)	(37,361)
Common dividends declared ($1.00 per share)				(42,028)			(42,028)
Common stock options exercised (274,191 shares)			(4,828)			8,172	3,344

Balance at December 31, 2003	44,320,832	110,802	110,592	405,859	6,512	(18,574)	615,191
Comprehensive income, net of tax:
Net income				97,762			97,762
Unrealized losses on securities of $2,558 net of reclassification adjustment for gains included in net income of $723					(3,281)		(3,281)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					508		508

Total comprehensive income, net of tax							94,989
Purchase of treasury stock (1,245,542 shares)						(40,812)	(40,812)
Common dividends declared ($1.02 per share)				(44,228)			(44,228)
Common stock options exercised (564,387 shares)			(10,819)			17,186	6,367

Balance at December 31, 2004	44,320,832	110,802	99,773	459,393	3,739	(42,200)	631,507
Comprehensive income, net of tax:
Net income				100,409			100,409
Unrealized losses on securities of $15,681 net of reclassification adjustment for gains included in net income of $452					(16,133)		(16,133)
Unrealized gain on cash flow hedge, net of tax of $727					1,350		1,350
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					493		493

Total comprehensive income, net of tax							86,119
Stock-based compensation expense			21				21
Purchase of treasury stock (1,177,511 shares)						(41,289)	(41,289)
Distribution of treasury stock for deferred compensation plan (1,314 shares)						39	39
Common dividends declared ($1.05 per share)				(44,575)			(44,575)
Common stock options exercised (175,931 shares)			(2,420)			5,803	3,383

Balance at December 31, 2005	44,320,832	$110,802	$97,374	$515,227	($10,551)	($77,647)	$635,205

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$100,409	$83,315	$64,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,618	4,520	7,475
Depreciation, amortization and accretion	13,192	13,556	18,284
(Gain) loss on sales of bank premises, OREO and equipment	(33)	(225)	163
(Gain) loss on securities transactions	(695)	(1,110)	(1,830)
Loans originated for sale	(72,202)	(51,043)	(132,505)
Proceeds from sales of loans	73,914	49,481	138,539
Gain on sales of loans	(1,055)	(732)	(2,570)
Stock-based compensation	21	—	—
Deferred income tax (benefit) expense	(727)	6,655	(1,718)
Changes in:
Interest receivable	(4,656)	(692)	2,050
Other assets	(4,076)	(15,002)	3,301
Accrued expenses and other liabilities	3,169	5,738	(8,893)

NET CASH PROVIDED BY OPERATING ACTIVITIES	112,879	94,461	86,373

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from maturities and calls of held to maturity securities	6,972	15,390	25,074
Purchases of held to maturity securities	(453)	(4,004)	(875)
Proceeds from sales of securities available for sale	247,354	257,689	119,948
Proceeds from maturities and calls of securities available for sale	211,185	617,942	1,273,656
Purchases of securities available for sale	(485,812)	(896,977)	(1,534,937)
Purchases of bank owned life insurance	—	(11,809)	(72,167)
Net cash of acquired subsidiary	—	—	(7,685)
Net purchases of bank premises and equipment	(3,051)	(3,003)	(694)
Net change in loans	(238,154)	(467,709)	(94,450)

NET CASH USED IN INVESTING ACTIVITIES	(261,959)	(492,481)	(292,130)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Dividends paid	(44,409)	(43,967)	(41,625)
Acquisition of treasury stock	(41,289)	(40,812)	(37,361)
Proceeds from exercise of stock options	3,233	6,367	3,344
Distribution of treasury stock for deferred compensation plan	39	—	—
Net proceeds from debt related to trust preferred securities	—	—	44,120
Repayment of long-term Federal Home Loan Bank borrowings	(133,353)	(172,432)	(107,952)
Proceeds from long-term Federal Home Loan Bank borrowings	150,000	248,511	493,177
Changes in:
Time deposits	255,644	15,959	(249,443)
Other deposits	64,245	145,692	185,944
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(50,533)	95,016	(6,629)

NET CASH PROVIDED BY FINANCING ACTIVITIES	203,577	254,334	283,575

CASH FLOWS OF DISCONTINUED OPERATIONS (Revised-See Note B):
Net cash (used in) provided by operating activities	—	(22,310)	409,167
Net cash provided by (used in) investing activities	—	41,252	(70,291)
Net cash provided by (used in) financing activities	—	23,268	(337,116)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	42,210	1,760

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	54,497	(101,476)	79,578

Cash and cash equivalents at beginning of year, continuing operations	153,465	249,118	171,300
Cash and cash equivalents at beginning of year, discontinued operations	—	5,823	4,063

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	153,465	254,941	175,363

Cash and cash equivalents at end of year, continuing operations	207,962	153,465	249,118
Cash and cash equivalents at end of year, discontinued operations	—	—	5,823

CASH AND CASH EQUIVALENTS AT END OF YEAR	$207,962	$153,465	$254,941

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2005
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. Prior to July 7, 2004, United’s principal business activities were community banking and mortgage banking. On July 7, 2004, United closed the sale of its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage). United’s mortgage banking activities were conducted primarily through Mason Mortgage. The principal markets of United Bankshares, Inc. and subsidiaries (United) are Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia; Arlington, Fairfax, Loudoun and Prince William counties, Virginia; Montgomery County, Maryland and Belmont County, Ohio.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
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
Allowance for Credit Losses: United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The combined allowances for loan losses and lending- related commitments are referred to as the allowance for credit losses.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
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
Asset Securitization: As further discussed in Note D, United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. These subordinated interests in securitized assets are recorded at their estimated fair values in securities available for sale. Since quoted market prices are generally not available for subordinated interests, United estimates fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. The cost of the available for sale securities was fully amortized as of June 30, 2005.
United recognizes the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the amortized cost of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. On a quarterly basis, United reviews its securitized assets for impairment. If the fair value of the subordinated interest has declined below its carrying value, then an impairment analysis is performed. If there has been an adverse change in the estimated cash flows from the previous cash flows projected, then the condition for an other-than-temporary impairment has been met and the subordinated interest is written down to the estimated fair value.
Bank Premises and Equipment: Bank premises and equipment are stated at cost, less allowances for depreciation and amortization. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets. Useful lives range primarily from three to 15 years for furniture, fixtures and equipment and five to 40 years for buildings and improvements. Leasehold improvements are generally amortized over the lesser of the term of the respective leases or the estimated useful lives of the improvements.
Other Real Estate Owned: At December 31, 2005 and 2004, other real estate owned (OREO) included in Other Assets in the Consolidated Balance Sheets was $2,941,000 and $3,692,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.
Advertising Costs: Advertising costs are generally expensed as incurred. Advertising expense was $3,194,000, $3,075,000 and $2,553,000 for the years of 2005, 2004, and 2003, respectively.
Income Taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.
Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. United incurred amortization expense of $2,292,000, $2,726,000 and $2,070,000 in 2005, 2004, and 2003, respectively, related to all intangible assets. As of December 31, 2005 and 2004, total goodwill approximated $167,487,000 and $166,926,000.
Derivative Financial Instruments: United accounts for its derivative financial instruments in accordance with FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 requires all derivative instruments to be carried at fair value on the balance sheet. United usually designates derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a SFAS No. 133 hedge relationship.
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of December 31, 2005. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
Because the critical terms of the hedged financial instruments and the interest rate payments to be received on the swaps coincide and thus are effective in offsetting changes in the fair value of the hedged financial instruments over their remaining term, a perfect hedge is created. For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. Under both the fair value and cash flow hedge methods, any derivative gains or losses not effective in hedging the change in fair value or expected cash flows of the hedged item would be recognized immediately in the income statement.
For derivatives that are not designated in a hedge relationship, changes in the fair value of the derivatives are recognized in earnings in the same period as the change in fair value.
Stock Options: United has stock option plans for certain employees that have been accounted for under the intrinsic value method. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense has been recognized.
In December 2004, FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), ‘‘Share-Based Payment’’ which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock- Based Compensation.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The new standard which is effective for United on January 1, 2006 may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. United expects to adopt SFAS 123R using the modified prospective transition method. Prior to 2004, United disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. For options granted in 2004 and 2005, United used a binomial lattice model to value the options granted and determine the pro forma compensation expense presented in the table below. United intends

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
to use this binomial lattice model to value future grants. SFAS 123R defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time. United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee stock options compared to the Black-Scholes options pricing model. For United, the difference in fair values calculated under each option pricing model is immaterial.
The table below reflects the estimated impact of recording stock compensation expense using a fair value method would have had on our net income and net income per share if it had been in effect during 2005, 2004, and 2003. United will apply SFAS 123R in the interim reporting period ending March 31, 2006, as required. United does expect the adoption to have a material impact on its consolidated statements of income and net income per share.
The following pro forma disclosures present United’s consolidated net income and diluted consolidated earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the options at the date of grant amortized over the vesting period of the options:

	Year Ended December 31,
(Dollars in thousands, except per share)	2005	2004	2003
Net Income, as reported	$100,409	$97,762	$78,765
Less pro forma expense related to options granted, net of tax	(3,496)	(1,061)	(872)

Pro forma net income	$96,913	$96,701	$77,893

Pro forma net income per share:
Basic – as reported	$2.36	$2.25	$1.87
Basic – pro forma	$2.28	$2.23	$1.85

Diluted – as reported	$2.33	$2.22	$1.85
Diluted – pro forma	$2.25	$2.20	$1.83
The estimated fair value of the options at the date of grant was $7.26, $6.98 and $5.32 for the options granted during 2005, 2004 and 2003, respectively. The fair value of the options for 2005 and 2004 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.47% and 3.66%; dividend yield of 3.00% for both years; volatility factors of the expected market price of United’s common stock of 0.2226 and 0.2223; and a weighted-average expected option life of and 6.06 and 6.01 years. The fair value of the options for 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rates of 3.90%; dividend yields of 3.48%; volatility factors of the expected market price of United’s common stock of 0.2090 and a weighted-average expected option life of 7.00 years.
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United recognized the remaining amount of compensation cost for the year of 2005, the period in which the modification was made, in the proforma disclosures above.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), United did not recognize any such amounts in operating cash flows for the years of 2005, 2004 and 2003.
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
Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 510,416 shares in 2005, 574,328 shares in 2004 and 544,388 shares in 2003. There are no other common stock equivalents. Basic and diluted earnings per common share for income from continuing and discontinued operations are calculated in a similar manner.
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2005	2004	2003
Numerators for both basic and diluted earnings per share:
Income from Continuing Operations	$100,409	$83,315	$64,077
Income from Discontinued Operations	—	14,447	14,688

Net Income	$100,409	$97,762	$78,765

Denominators:
Average common shares outstanding — basic	42,514,445	43,404,586	42,076,180
Equivalents from stock options	510,416	574,328	544,388

Average common shares outstanding — diluted	43,024,861	43,978,914	42,620,568

Basic Earnings Per Share:
Income from Continuing Operations	$2.36	$1.92	$1.52
Income from Discontinued Operations	—	0.33	0.35

Net Income	$2.36	$2.25	$1.87

Diluted Earnings Per Share:
Income from Continuing Operations	$2.33	$1.89	$1.50
Income from Discontinued Operations	—	0.33	0.35

Net Income	$2.33	$2.22	$1.85

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
Other Recent Accounting Pronouncements: In June of 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on United’s consolidated financial statements.
NOTE B—DISCONTINUED OPERATIONS
On July 7, 2004, United closed the sale of its wholly owned mortgage banking subsidiary, George Mason Mortgage, LLC (Mason Mortgage for an amount equivalent to Mason Mortgage’s net worth plus cash of $17 million in exchange for all of the outstanding membership interests in Mason Mortgage. With an increasing interest rate environment approaching at the time of the sale, United believed the time was right to sell its mortgage banking subsidiary. United felt that it had achieved the best from its mortgage banking segment during an extended period of historically low interest rates. United has continued to focus on retail mortgage lending through its banking subsidiaries. Mason Mortgage, which was previously reported as a separate segment, is presented as discontinued operations for all periods presented in these financial statements.
The results of Mason Mortgage are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. All assets and liabilities of Mason Mortgage were sold as of July 7, 2004 and thus, were not included in the December 31, 2005 or December 31, 2004 consolidated balance sheets. No income from discontinued operations was recorded for 2005 as the sale of Mason Mortgage occurred in 2004. The income from discontinued operations for the years ended December 31, 2004 and 2003 is presented below:
Statement of Income for Discontinued Operations

	Year Ended December 31
(Dollars in thousands)	2004	2003
Interest income	$6,850	$24,988
Interest expense	1,543	8,647

Net interest income	5,307	16,341

Other income
Service charges, commissions, and fees	565	1,896
Income from mortgage banking operations	15,271	49,336
Gain on sale of discontinued operations	17,000	—

Total other income	32,836	51,232

Other expense
Salaries and employee benefits expense	13,574	38,456
Net occupancy expense	985	1,822
Other noninterest expense	2,804	6,862

Total other expense	17,363	47,140

Income from discontinued operations before income taxes	20,780	20,433
Income taxes	6,333	5,745

Income from discontinued operations	$14,447	$14,688

NOTE B—DISCONTINUED OPERATIONS – continued
In 2005, United has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. No cash flows were associated with discontinued operations in 2005 as the sale of Mason Mortgage occurred in 2004. Included in operating cash flows of discontinued operations for the years ended December 31, 2004 and 2003 were originations of loans held for sale of $1,631,724,000 and $4,182,879,000, respectively, and proceeds from sale of loans held for sale of $1,600,665,000 and $4,600,833,000, respectively.
NOTE C—INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,133	—	$114	$11,019
State and political subdivisions	113,537	$2,054	1,026	114,565
Mortgage-backed securities	968,186	2,233	20,028	950,391
Marketable equity securities	6,914	389	89	7,214
Other	189,443	2,518	529	191,432

Total	$1,289,213	$7,194	$21,786	$1,274,621

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,395	$8	$20	$13,383
State and political subdivisions	67,054	2,387	91	69,350
Mortgage-backed securities	986,328	9,051	6,251	989,128
Marketable equity securities	8,597	1,500	39	10,058
Other	191,557	3,844	160	195,241

Total	$1,266,931	$16,790	$6,561	$1,277,160

The amortized cost and estimated fair value of securities available for sale at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE C—INVESTMENT SECURITIES – continued
Maturities of mortgage-backed securities with an amortized cost of $968,186,000 and an estimated fair value of $950,391,000 at December 31, 2005 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$7,735	$7,733
Due after one year through five years	81,964	81,498
Due after five years through ten years	262,408	257,134
Due after ten years	930,192	921,042
Marketable equity securities	6,914	7,214

Total	$1,289,213	$1,274,621

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
The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10 through 18 of EITF 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of FSP FAS 115-1 did not have a significant impact upon United’s consolidated financial statements.

NOTE C—INVESTMENT SECURITIES – continued
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2005 and 2004:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
(In thousands)	Value	Losses	Value	Losses
2005
Treasuries and agencies	$5,627	$22	$2,901	$92
State and political	43,094	946	2,466	80
Mortgage-backed	397,788	6,622	478,820	13,406
Marketable equity securities	—	—	879	89
Other	17,510	265	18,174	264

Total	$464,019	$7,855	$503,240	$13,931

2004
Treasuries and agencies	$10,465	$20	—	—
State and political	5,442	72	$1,247	$19
Mortgage-backed	479,144	4,339	147,170	1,912
Marketable equity securities	177	23	748	16
Other	20,619	126	4,929	34

Total	$515,847	$4,580	$154,094	$1,981

At December 31, 2005, securities available-for-sale in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of December 31, 2005 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
The amortized cost and estimated fair values of securities held to maturity are summarized below:

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,787	$1,017	—	$12,804
State and political subdivisions	67,304	1,786	$1	69,089
Mortgage-backed securities	395	16	—	411
Other	147,859	3,660	1,152	150,367

Total	$227,345	$6,479	$1,153	$232,671

NOTE C—INVESTMENT SECURITIES – continued

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,886	$1,220	—	$13,106
State and political subdivisions	71,929	2,705	$4	74,630
Mortgage-backed securities	588	35	—	623
Other	148,879	6,926	2,572	153,233

Total	$233,282	$10,886	$2,576	$241,592

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of mortgage-backed securities with an amortized cost of $395,000 and an estimated fair value of $411,000 at December 31, 2005 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$13,057	$13,106
Due after one year through five years	39,012	40,552
Due after five years through ten years	23,612	24,165
Due after ten years	151,664	154,848

Total	$227,345	$232,671

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,007,896,000 and $1,034,573,000 at December 31, 2005 and 2004, respectively.
The following is a summary of the amortized cost of available for sale securities at December 31:

	2005	2004	2003
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$11,133	$13,395	$32,681
States and political subdivisions	113,537	67,054	70,532
Mortgage-backed securities	968,186	986,328	954,567
Marketable equity securities	6,914	8,597	12,843
Other	189,443	191,557	180,734

TOTAL AVAILABLE FOR SALE SECURITIES	$1,289,213	$1,266,931	$1,251,357

NOTE C—INVESTMENT SECURITIES – continued
The following is a summary of the amortized cost of held to maturity securities at December 31:

	2005	2004	2003
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$11,787	$11,886	$11,978
States and political subdivisions	67,304	71,929	80,607
Mortgage-backed securities	395	588	1,056
Other	147,859	148,879	150,334

TOTAL HELD TO MATURITY SECURITIES	$227,345	$233,282	$243,975

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized losses of $17,779,000 at December 31, 2005 and net unrealized gains of $2,835,000 at December 31, 2004 on all mortgage-backed securities.
The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2005, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$7,149	3.29%	$2,993	3.41%	$991	4.95%	$11,787	5.65%
States and political subdivisions (1)	2,453	6.88%	20,193	6.89%	58,683	6.37%	99,512	6.60%
Mortgage-backed securities	187	4.50%	75,189	4.25%	226,346	4.05%	666,859	4.40%
Other (2)	11,003	6.60%	22,601	6.59%	—	—	310,612	6.02%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

(2)	Includes marketable equity securities available for sale.
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

NOTE D—ASSET SECURITIZATION – continued
Key economic assumptions used in measuring the fair value of the fair value of the subordinated interest were as follows:

	December 31
	2005	2004
Weighted-average life (in years)	0.5	1.7
Prepayment speed assumption (annual rate)	15.19% - 35.00%	15.19% - 33.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	6.32% - 12.95%	5.02% - 11.08%
Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	December 31
(In thousands)	2005	2004
Fair value of retained interests	$1,095	$8,276

Prepayment curve:
(Decline) Increase in fair value of 10% adverse change	$(4)	$267
(Decline) Increase in fair value of 20% adverse change	$(7)	$518
Default curve:
Decline in fair value of 10% adverse change	$1,095	$4,570
Decline in fair value of 20% adverse change	$1,095	$6,803
Discount rate:
Decline in fair value of 10% adverse change	$6	$126
Decline in fair value of 20% adverse change	$12	$248
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
At December 31, 2005 and 2004, the fair values of the subordinated interest were $1,095,000 and $8,276,000, respectively, and are carried in the available for sale investment portfolio. The cost of the available for sale securities was zero at December 31, 2005 and $3,878,000 at December 31, 2004.
At December 31, 2005, the principal balances of the residential mortgage loans held in the securitization trust were approximately $15.7 million. Principal amounts owed to third party investors and to United in the securitization were approximately $6.0 million and $9.7 million, respectively, at December 31, 2005. United recognizes the excess of all cash flows attributable to the subordinated interest using the effective yield method. Because the amortized cost of United’s subordinated interest was zero at December 31, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors is recognized into interest income as cash is received by United over the remaining life of the loans. The weighted average term to maturity of the underlying mortgages approximated 14 years as of December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, United received cash of $7,689,000, $12,789,000 and $15,146,000, respectively, on the retained interest in the securitization. United recognized income on the

NOTE D—ASSET SECURITIZATION – continued
retained interests of $3,809,000, $571,000 and $678,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

			Principal Amount of
	Total Principal		Loans 60 Days
(In thousands)	Amount of Loans		or More Past Due		Average Balances		Net Credit Losses
	At December 31,				During the Year
Type of Loan	2005	2004	2005	2004	2005	2004	2005	2004
Residential mortgage loans (fixed-rate)	$15,747	$25,207	$541	$617	$20,271	$32,632	$343	$896
NOTE E—LOANS
Major classifications of loans are as follows:

	December 31
	2005	2004	2003	2002	2001
	(In thousands)
Commercial, financial and agricultural	$934,780	$864,511	$791,219	$698,315	$662,070
Real estate mortgage	2,994,406	2,849,917	2,590,527	2,323,582	2,293,318
Real estate construction	347,274	303,516	173,826	108,169	195,063
Consumer	380,062	406,758	405,065	374,241	354,934
Less: Unearned interest	(6,693)	(6,426)	(5,403)	(3,119)	(3,051)

Total loans	4,649,829	4,418,276	3,955,234	3,501,188	3,502,334

Allowance for loan losses	(44,138)	(43,365)	(41,578)	(41,621)	(43,170)

TOTAL LOANS, NET	$4,605,691	$4,374,911	$3,913,656	$3,459,567	$3,459,164

Loans held for sale	$3,324	$3,981	$1,687	$5,151	$9,359

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2005	2004	2003	2002	2001
Commercial, financial and agricultural	20.10%	19.57%	20.00%	19.95%	18.90%
Real estate mortgage	64.40%	64.50%	65.50%	66.36%	65.48%
Real estate construction	7.47%	6.87%	4.40%	3.09%	5.57%
Consumer	8.03%	9.06%	10.10%	10.60%	10.05%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

NOTE E—LOANS – continued
United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $2,337,657,000 and $2,190,277,000 as of December 31, 2005 and 2004, respectively. The loans are primarily secured by real estate located in West Virginia, Southeastern Ohio, Virginia and Maryland. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2005:

	Less Than	One To	Greater Than
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial and agricultural	$480,350	$271,487	$182,943	$934,780
Real estate construction	347,274	—	—	347,274

Total	$827,624	$271,487	$182,943	$1,282,054

At December 31, 2005, commercial, financial and agricultural loans by maturity are as follows:

	Less Than	One to	Over
	One Year	Five Years	Five Years	Total

Outstanding with fixed interest rates	$43,592	$135,476	$78,697	$257,765
Outstanding with adjustable rates	436,758	136,011	104,246	677,015

	$480,350	$271,487	$182,943	$934,780

There were no real estate construction loans with maturities greater than one year.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $111,365,000 and $109,126,000 at December 31, 2005 and 2004, respectively. During 2005, $319,338,000 of new loans were made and repayments totaled $317,099,000.
Nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At December 31, 2005 and 2004, nonperforming loans were as follows:

	December 31,
(In thousands)	2005	2004
Nonaccrual loans	$7,146	$6,352

Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	6,039	4,425

Total Nonperforming Loans	$13,185	$10,777

NOTE E—LOANS – continued
At December 31, 2005, the recorded investment in loans that were considered to be impaired was $16,553,000 (of which $7,146,000 was on a nonaccrual basis). Included in this amount were $5,830,000 of impaired loans for which the related allowance for credit losses was $1,008,000, and $10,723,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2004, the recorded investment in loans that were considered to be impaired was $10,348,000 (of which $6,352,000 was on a nonaccrual basis). Included in this amount were $3,914,000 of impaired loans for which the related allowance for credit losses was $997,000, and $6,434,000 of impaired loans that did not have an allowance for credit losses.
The average recorded investment in impaired loans during the years ended December 31, 2005, 2004 and 2003 was approximately $15,940,000, $15,709,000 and $16,676,000, respectively.
The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $737,000, $625,000 and $1,209,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, United recognized interest income on those impaired loans of approximately $340,000, $230,000 and $745,000, respectively, substantially all of which was recognized using the accrual method of income recognition.
NOTE F—ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,733,000 and $7,988,000 at December 31, 2005 and 2004 is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
An analysis of the allowance for credit losses follows:

	Year Ended December 31
(In thousands)	2005	2004	2003
Balance at beginning of period	$51,353	$51,432	$48,387
Allowance of purchased subsidiaries	—	—	3,863
Provision for credit losses	5,618	4,520	7,475

	56,971	55,952	59,725

Loans charged off	6,016	6,539	9,996
Less recoveries	1,916	2,063	1,703

Net charge-offs	4,100	4,476	8,293

Balance at end of period	$52,871	$51,476	$51,432
Less: Balance, discontinued operations	—	(123)	(123)

Balance at end of period, continuing operations	$52,871	$51,353	$51,309

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2005	2004
Land	$11,307	$11,341
Buildings and improvements	47,467	47,181
Leasehold improvements	15,618	15,582
Furniture, fixtures and equipment	70,514	67,918

	144,906	142,022
Less allowance for depreciation and amortization	105,280	100,458

Net bank premises and equipment	$39,626	$41,564

Depreciation expense was $4,933,000, $5,663,000, and $6,399,000 for years ending December 31, 2005, 2004 and 2003, respectively, while amortization expense was $103,000 in each of these same time periods.
United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $6,528,000, $6,249,000 and $5,126,000 for the years ended December 31, 2005, 2004 and 2003, respectively. United Bank (WV) leases three of its offices from companies that are beneficially owned by United directors. Rent expense incurred on these facilities was $968,000, $100,000, and $95,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2005, consisted of the following:

Year	Amount
(In thousands)
2006	$5,974
2007	5,431
2008	5,166
2009	4,249
2010	3,387
Thereafter	7,695

Total minimum lease payments	$31,902

NOTE H—GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($15,363)	$4,527

Goodwill not subject to amortization			$167,487

NOTE H—GOODWILL AND OTHER INTANGIBLES – continued

	As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($13,071)	$6,819

Goodwill not subject to amortization			$166,926

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2005:

Year	Amount
(In thousands)
2006	$1,871
2007	1,462
2008	817
2009	303
2010	74
NOTE I—DEPOSITS
The book value of deposits consisted of the following:

	December 31
(In thousands)	2005	2004
Demand deposits	$712,729	$654,988
Interest-bearing checking	163,717	152,262
Regular savings	338,763	379,877
Money market accounts	1,544,233	1,508,070
Time deposits under $100,000	1,202,496	1,107,471
Time deposits over $100,000	655,514	494,895

Total deposits	$4,617,452	$4,297,563

Interest paid on deposits approximated $70,189,000, $48,017,000 and $56,457,000 in 2005, 2004 and 2003, respectively.
At December 31, 2005, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2006	$1,089,334
2007	453,368
2008	127,471
2009	44,084
2010 and thereafter	143,753

Total	$1,858,010

NOTE I—DEPOSITS– continued
The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits	$563,028	—	$522,626	—	$502,006	—
NOW and money market deposits	1,810,211	1.19%	1,704,114	0.69%	1,369,167	0.66%
Savings deposits	370,118	0.26%	399,307	0.23%	395,057	0.29%
Time deposits	1,717,190	2.95%	1,592,230	2.24%	1,616,729	2.69%

TOTAL	$4,460,547	1.64%	$4,218,277	1.15%	$3,882,959	1.38%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

(Dollars In thousands)	Amount
3 months or less	$195,238
Over 3 through 6 months	67,205
Over 6 through 12 months	120,231
Over 12 months	272,840

TOTAL	$655,514

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $84,364,000 and $58,865,000 at December 31, 2005 and 2004, respectively.
NOTE J—SHORT-TERM BORROWINGS
At December 31, 2005 and 2004, short-term borrowings and the related weighted-average interest rates were as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$61,370	4.13%	$131,106	2.41%
Securities sold under agreements to repurchase	525,604	2.98%	546,425	1.47%
Overnight FHLB Advances	265,000	4.17%	225,000	2.17%
TT&L note option	4,451	3.95%	4,427	1.87%

Total	$856,425		$906,958

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

NOTE J—SHORT-TERM BORROWINGS– continued
The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

		Securities Sold
	Federal	Under
	Funds	Agreements
(Dollars in thousands)	Purchased	To Repurchase
At December 31:
2005	$61,370	$525,604
2004	131,106	546,425
2003	90,540	549,163

Weighted-average interest rate at year end:
2005	4.1%	3.0%
2004	2.4%	1.5%
2003	1.1%	1.9%

Maximum amount outstanding at any month’s end:
2005	$100,513	$622,822
2004	131,106	637,229
2003	388,375	612,849

Average amount outstanding during the year:
2005	$78,643	$560,756
2004	80,571	600,546
2003	49,682	520,517

Weighted-average interest rate during the year:
2005	3.3%	2.3%
2004	1.4%	1.1%
2003	1.2%	1.3%
At December 31, 2005, repurchase agreements included $442,616,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than two years. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.
United has available funds of $70,000,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed, floating-rate of interest. At December 31, 2005, United had no outstanding balance under the lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2005, United Bank (VA) had an outstanding balance of $4,451,000 and had additional funding available of $549,000.
Interest paid on short-term borrowings approximated $18,098,000, $7,335,000 and $7,328,000 in 2005, 2004 and 2003, respectively.

NOTE K—LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2005, the total carrying value of loans pledged as collateral for FHLB advances approximated $1,765,470,000. United had an unused borrowing amount as of December 31, 2005 of approximately $1,213,356,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. In the fourth quarter of 2005, United prepaid a $6.5 million long-term FHLB advance with an interest rate of 6.23%. As a result of prepaying this advance, United incurred a before-tax penalty of approximately $406 thousand in the quarter. During the fourth quarter of 2004, United refinanced approximately $26 million of a long-term FHLB advance with an interest rate of 6.23% at an overnight interest rate of 2.17%. As a result of refinancing this advance, United incurred a before-tax penalty of approximately $3.0 million during the quarter. With the cash proceeds arising from the sale of Mason Mortgage and with the monies received from Mason Mortgage to repay amounts borrowed from United, certain FHLB long-term advances in the amount of approximately $132.5 million with a weighted-average interest rate of 6.25% were prepaid by United in the third quarter of 2004. The prepayment of these borrowings resulted in a pre-tax charge of $16.0 million recognized in continuing operations in the third quarter of 2004.
At December 31, 2005 and 2004, FHLB advances and the related weighted-average interest rates were as follows:

	2005			2004
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
(Dollars in thousands)	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$458,818	5.59%	5.96%	$444,322	5.43%	5.37%
The weighted-average effective rate considers the effect of the interest rate swaps entered into during 2005 and 2003 to manage interest rate risk on its long-term debt. Additional information is provided in Note O.
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
The Trust Preferred Securities currently qualify as Tier 1 regulatory capital of United for regulatory purposes. The banking regulatory agencies recently issued guidance which did not change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46R, “Consolidation of Variable Interest Entities.” The Trust Preferred Securities are a way to generate long-term funds, at reasonable rates, which can qualify as Tier 1 regulatory capital based on certain limitations.

NOTE K—LONG-TERM BORROWINGS– continued
Information related to United’s statutory trusts is presented in the table below:

		Amount of
		Capital
		Securities
Description	Issuance Date	Issued	Interest Rate	Maturity Date
(Dollars in thousands)
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
Sequoia Trust II	November 28, 2001	$3,000	6-month LIBOR + 3.75%	December 8, 2031
United Statutory Trust I	December 19, 2002	$10,000	3-month LIBOR + 3.25%	December 26, 2032
United Statutory Trust II	December 19, 2002	$10,000	3-month LIBOR + 3.35%	January 7, 2033
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
At December 31, 2005 and 2004, the Debentures and their related weighted-average interest rates were as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Century Trust	$8,827	10.88%	$8,837	10.88%
Sequoia Trust I	9,980	10.18%	10,490	10.18%
Sequoia Trust II	3,093	8.42%	3,093	6.44%
United Statutory Trust I	10,310	7.77%	10,310	5.80%
United Statutory Trust II	10,310	7.50%	10,310	5.42%
United Statutory Trust III	20,619	7.35%	20,619	5.35%
United Statutory Trust IV	25,774	7.09%	25,774	5.01%

Total	$88,913		$89,433

At December 31, 2005, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2006	$2,365
2007	515
2008	100,999
2009	515
2010 and thereafter	443,337

Total	$547,731

Interest paid on long-term borrowings approximated $33,099,000, $33,793,000 and $34,992,000 in 2005, 2004 and 2003, respectively.

NOTE L—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2005	2004	2003
Current expense from continuing operations:
Federal	$46,242	$26,245	$29,475
State	750	871	253
Deferred (benefit) expense from continuing operations:
Federal and State	(727)	6,655	(1,718)

Income tax expense from continuing operations	46,265	33,771	28,010

Income tax expense related to discontinued operations	—	6,333	5,745

Total income taxes	$46,265	$40,104	$33,755

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
	2005		2004		2003
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$51,336	35.0%	$48,254	35.0%	$39,375	35.0%

Plus: State income taxes net of federal tax benefits	515	0.4	566	0.4	164	0.1

	51,851	35.4	48,820	35.4	39,539	35.1

Increase (decrease) resulting from:
Tax-exempt interest income	(3,062)	(2.1)	(3,391)	(2.4)	(3,576)	(3.2)
Tax reserve adjustment	(138)	(0.1)	(3,684)	(2.7)	(1,509)	(1.3)
Other items-net	(2,386)	(1.7)	(1,641)	(1.2)	(699)	(0.6)

Income taxes	$46,265	31.5%	$40,104	29.1%	$33,755	30.0%

During the fourth quarter of 2004, United reduced its income tax expense by approximately $2.5 million as a result of a finalized state tax examination for the years 2001 through 2003. The impact is included in the tax reserve adjustment for 2004.
Federal income tax expense applicable to securities transactions in 2005, 2004 and 2003 approximated $243,000, $389,000 and $641,000, respectively. Income taxes paid approximated $47,565,000, $28,160,000 and $38,815,000 in 2005, 2004 and 2003, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Taxes not on income, which consists mainly of business franchise taxes, were $3,281,000, $3,362,000 and $4,020,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE L—INCOME TAXES– continued
Significant components of United’s deferred tax assets and liabilities (included in other assets) at December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Deferred tax assets:
Allowance for credit losses	$20,436	$19,806
Accrued benefits payable	348	730
Other accrued liabilities	1,155	1,400
Unrealized loss on securities available for sale	6,409	—
Premises and equipment	239	742

Total deferred tax assets	28,587	22,678

Deferred tax liabilities:
Purchase accounting intangibles	3,800	5,264
Deferred mortgage points	750	1,153
Unrealized gain on securities available for sale	—	2,012
Unrealized gain on cash flow hedge	727	—
Other	4,061	3,430

Total deferred tax liabilities	9,338	11,859

Net deferred tax assets	$19,249	$10,819

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
Net consolidated periodic pension cost included the following components:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Service cost	$1,882	$2,337	$1,931
Interest cost	3,034	2,838	2,659
Expected return on plan assets	(4,468)	(3,754)	(3,212)
Amortization of transition asset	(175)	(175)	(213)
Recognized net actuarial loss	682	917	905
Amortization of prior service cost	1	1	10

Net periodic pension cost	$956	$2,164	$2,080

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	7.00%
Expected return on assets	9.00%	9.00%	9.50%
Rate of compensation increase	3.25%	3.25%	4.00%

NOTE M—EMPLOYEE BENEFIT PLANS– continued
A reconciliation of the changes in benefit obligation and plan assets for the defined benefit retirement plan is as follows:

	December 31,
(In thousands)	2005	2004
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$49,196	$46,020
Service Cost	1,882	2,337
Interest Cost	3,034	2,838
Actuarial Loss (Gain)	2,194	(574)
Benefits Paid	(1,476)	(1,425)

Projected Benefit at the End of the Year	$54,830	$49,196
Accumulated Benefit Obligation at the End of the Year	$47,407	$42,125

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$50,302	$42,317
Actual Return on Plan Assets	3,158	3,948
Benefits Paid	(1,476)	(1,425)
Employer Contributions	4,629	5,462

Fair value of plan assets at end of year	$56,613	$50,302

Net Amount Recognized
Funded Status	$1,783	$1,106
Unrecognized Transition Asset	(876)	(1,052)
Unrecognized Prior Service Cost	10	12
Unrecognized Net Loss	13,994	11,172

Net Amount Recognized	$14,911	$11,238

Weighted-Average Assumptions at the End of the Year
Discount Rate	6.00%	6.25%
Rate of Compensation Increase	3.25%	3.25%
The plan’s measurement date is September 30th of each year. Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

			Percentage of
	Target Allocation	Allowable Allocation	Plan Assets at
Plan Assets	2006	Range	September 30,
			2005	2004
Equity Securities	70%	50-80%	58%	62%
Debt Securities	25%	20-40%	27%	29%
Other	5%	3-10%	15%	9%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,699,000 (7%) and $3,667,000 (7%) at September 30, 2005 and 2004, respectively.
The policy, as established by the Pension Committee, primarily consisting of United’s Executive Management, is to invest assets based upon the target allocations stated above. The assets are reallocated periodically to meet the above target allocations. The investment policy is reviewed at least annually, subject to the approval of the Pension Committee, to determine if the policy should be changed. Prohibited investments include, but are not limited to, futures contracts, private placements, uncovered options, real estate, the use of margin, short sales, derivatives for speculative purposes, and other

NOTE M—EMPLOYEE BENEFIT PLANS – continued
investments that are speculative in nature. In order to achieve a prudent level of portfolio diversification, the securities of any one company are not to exceed 10% of the total plan assets, and no more than the 15% of total plan assets is to be invested in any one industry (other than securities of U.S. Government or Agencies). Additionally, no more than 15% of the plan assets is to be invested in foreign securities, both equity and fixed. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.
At December 31, 2005, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2006	$1,505
2007	1,642
2008	1,744
2009	1,834
2010	1,947
2011 through 2015	15,365
Employer contributions expected to be paid to the plan for the fiscal year ending December 31, 2006 are $5,087,000.
The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. After one year of eligible service, United matches 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $738,000, $658,000 and $742,000 in 2005, 2004 and 2003, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2005 and 2004, the combined plan assets included 629,033 and 618,957 shares, respectively, of United common stock with an approximate fair value of $22,167,000 and $23,613,000, respectively. Dividends paid on United common stock held by the plans approximated $654,000, $656,000 and $749,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.
United has various incentive stock option plans for key employees that provide for the granting of stock options of up to 4,400,000 shares of common stock. At December 31, 2005, United did not have any shares of common stock available for future grants to key employees as all plans have expired. Under the provisions of the plans, the option price per share shall not be less than the fair market value of United’s common stock on the date of grant. Accordingly, no compensation expense is recognized for these options. The maximum term for options granted under the plans is ten (10) years.
Options granted under the plans vest in accordance with the following schedule:

Years from	Permissible Exercise
Grant of Option	Until Expiration of Option
1	50% of Option Shares
2	75% of Option Shares
3	100% of Option Shares

NOTE M—EMPLOYEE BENEFIT PLANS – continued
However, on December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including executive officers, under the 2001 Stock Option Plan. The number of shares and exercise prices and other relevant terms of the options subject to the acceleration remained unchanged. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. The grant prices ranged from $30.20 to $37.19.
The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$3.55 to $5.33	23,232	2.4 years	$3.92	23,232	$3.92
$5.69 to $8.54	41,878	4.6 years	$5.92	41,878	$5.92
$9.45 to $14.18	188,054	3.7 years	$11.26	188,054	$11.26
$14.88 to $22.32	322,376	2.9 years	$19.02	322,376	$19.02
$25.63 to $37.19	1,540,425	7.4 years	$31.91	1,540,425	$31.91

Total	2,115,965	6.3 years	$27.29	2,115,965	$27.29
The following is a summary of activity of United’s Incentive Stock Option Plans:

	Stock	Range of
	Options	Exercise Prices
Outstanding at January 1, 2003	1,880,419	29.37	4.26
Granted	333,650	30.20	—
Exercised	274,191	29.37	3.55
Assumed in acquisition of subsidiary	389,606	8.53	3.55
Forfeited	29,701	29.37	19.19
Outstanding at December 31, 2003	2,299,783	30.71	3.55
Granted	330,850	37.00	31.10
Exercised	559,773	30.20	3.55
Forfeited	65,980	30.20	8.52
Outstanding at December 31, 2004	2,004,880	37.00	3.55
Granted	335,450	37.19	30.91
Exercised	175,931	30.20	3.55
Forfeited	48,434	37.19	8.33
Outstanding at December 31, 2005	2,115,965	$37.19	$3.55

Exercisable at:
December 31, 2003	1,769,114	$29.37	$3.55
December 31, 2004	1,467,920	$30.71	$3.55
December 31, 2005	2,115,965	$37.19	$3.55
In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at December 31, 2005, 2004 and 2003 were 23,794, 23,105 and 26,973, respectively. Options granted through the reinvestment of dividends during 2005, 2004 and 2003 were 689, 746 and 906, respectively. No options were exercised under this plan during 2005 and 2003. Options exercised during 2004 were 4,614. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES
For the years of 2005, 2004, and 2003, compensation expense from these stock options was not significant. At December 31, 2005 and 2004, the associated liability from these stock options was not significant.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,823,909,000 and $1,618,823,000 of loan commitments outstanding as of December 31, 2005 and 2004, respectively, substantially all of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,021,000 and $1,449,000 as of December 31, 2005 and 2004, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $139,572,000 and $140,168,000 as of December 31, 2005 and 2004, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
NOTE O—DERIVATIVE FINANCIAL INSTRUMENTS
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

NOTE O—DERIVATIVE FINANCIAL INSTRUMENTS – continued
The following tables set forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2005 and 2004:
Derivative Classifications and Hedging Relationships

	December 31, 2005			December 31, 2004
	Notional	Derivative		Notional	Derivative
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$4,399	$33	—	—	—	—
Hedging FHLB Borrowings	100,000	—	$7,223	$100,000	—	$5,072

Total Derivatives Designated as Fair Value Hedges:	$104,399	$33	$7,223	$100,000	—	$5,072

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$50,000	$2,077	—	—	—	—

Total Derivatives Designated as Cash Flow Hedges:	$50,000	$2,077	—	—	—	—

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$154,399	$2,110	$7,223	$100,000	—	$5,072

Derivative Hedging Instruments

	December 31, 2005				December 31, 2004
			Average				Average
	Notional	Average	Pay	Estimated	Notional	Average	Pay	Estimated
(In thousands)	Amount	Receive Rate	Rate	Fair Value	Amount	Receive Rate	Rate	Fair Value
Fair Value Hedges:
Receive Fixed Swap (FHLB Borrowing)	$100,000	6.43%		$(7,223)	$100,000	6.43%		$(5,072)
Pay Fixed Swap (Commercial Loans)	4,399		6.70%	33	—		—	—

Total Derivatives Used in Fair Value Hedges	$104,399			$(7,190)	$100,000			$(5,072)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$50,000		4.29%	$2,077	—		—	—

Total Derivatives Used in Cash Flow Hedges	$50,000			$2,077	—			—

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$154,399			$(5,113)	$100,000			$(5,072)

The derivative portfolio also includes derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with

NOTE O—DERIVATIVE FINANCIAL INSTRUMENTS– continued
commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. A summary of derivative financial instruments not in hedge relationships by type of activity are as follows:

	Net Derivative
	Asset (Liability)		Net Gains (Losses)
	As of December 31		For the Year Ended December 31
(In thousands)	2005	2004	2005	2004	2003
Other Derivative Instruments:
Interest Rate Risk Management	$35	—	$35	—	—
Customer Risk Management	(35)	—	(35)	—	—

Total Other Derivative Instruments	$—	—	$—	—	—

NOTE P—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2005	2004	2003
Net Income	$100,409	$97,762	$78,765
Securities available for sale:
Net change in unrealized (losses) gains on available for sale securities arising during the period	(24,125)	(3,935)	(9,008)
Related income tax benefit (expense)	8,444	1,377	3,153
Net reclassification adjustment for (gains) losses included in net income	(695)	(1,110)	(1,830)
Related income tax (benefit) expense	243	387	641
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	758	782	763
Related income tax expense	(265)	(274)	(267)

Net effect on other comprehensive income	(15,640)	(2,773)	(6,548)
Cash flow hedge derivative:
Unrealized gain on cash flow hedge	2,077	—	—
Related income tax expense	(727)	—	—

Net effect on other comprehensive income	1,350	—	—

Total change in other comprehensive income	(14,290)	(2,773)	(6,548)

Total Comprehensive Income	$86,119	$94,989	$72,217

NOTE Q—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31
(In thousands)	2005	2004
Assets
Cash and due from banks	$21,722	$16,743
Securities available for sale	9,037	11,485
Securities held to maturity	6,133	6,528
Loans	1,027	1,567
Investment in subsidiaries:
Bank subsidiaries	684,390	683,212
Nonbank subsidiaries	4,626	4,549
Other assets	4,760	2,777

Total Assets	$731,695	$726,861

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$67,013	$67,013
Accrued expenses and other liabilities	29,477	28,341
Shareholders’ equity (including other accumulated comprehensive (loss) income of ($10,551) and $3,739 at December 31, 2005 and 2004, respectively)	635,205	631,507

Total Liabilities and Shareholders’ Equity	$731,695	$726,861

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2005	2004	2003
Income
Dividends from banking subsidiaries	$87,340	$81,102	$62,052
Net interest income	561	791	828
Management fees:
Bank subsidiaries	9,292	8,262	6,910
Nonbank subsidiaries	14	12	12
Discontinued subsidiaries	—	25	50
Other income	453	488	407

Total Income	97,660	90,680	70,259

Expenses
Interest paid to banking subsidiary	—	—	570
Interest paid on short-term borrowings	16	4	312
Operating expenses	12,715	10,734	7,460

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	84,929	79,942	61,917
Applicable income tax (benefit) expense	(864)	(203)	(37)

Income Before Equity in Undistributed Net Income of Subsidiaries	85,793	80,145	61,954
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	14,539	3,117	2,104
Nonbank subsidiaries	77	53	19

Net Income from continuing operations	100,409	83,315	64,077

Net Income from discontinued operations	—	14,447	14,688

Net Income	$100,409	$97,762	$78,765

NOTE Q—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION — continued
Condensed Statements of Cash Flows

(In thousands)	Year Ended December 31
	2005	2004	2003
Operating Activities of Continuing Operations
Net income from continuing operations	$100,409	$83,315	$64,077
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(14,616)	(3,170)	(2,123)
Depreciation and net amortization	2	2	(2)
Stock-based compensation	21	—	—
Net loss on securities transactions	(453)	(488)	(407)
Net change in other assets and liabilities	(593)	2,824	4,047

Net Cash Provided by Operating Activities	84,770	82,483	65,592

Investing Activities of Continuing Operations
Net proceeds from sales of (purchases of) securities	2,095	4,953	(4,620)
Net cash paid in acquisition of subsidiary	—	—	(24,961)
Increases in investment in subsidiaries	—	(200)	(1,393)
Repayment on loan balances by customers	540	1,480	1,370

Net Cash Provided by (Used in) Investing Activities	2,635	6,233	(29,604)

Financing Activities of Continuing Operations
Net repayments on line of credit from subsidiary	—	—	(16,000)
Net (repayments of) advances on lines of credit from non-affiliated banks	—	(17,000)	17,000
Net advances from subsidiary trusts			46,393
Cash dividends paid	(44,409)	(43,967)	(41,625)
Acquisition of treasury stock	(41,289)	(40,812)	(37,361)
Distribution of treasury stock for deferred compensation plan	39	—	—
Proceeds from exercise of stock options	3,233	6,367	3,344

Net Cash Used in Financing Activities	(82,426)	(95,412)	(28,249)

Increase (decrease) in Cash and Cash Equivalents	4,979	(6,696)	7,739

Cash and Cash Equivalents at Beginning of Year	16,743	23,439	15,700

Cash and Cash Equivalents at End of Year	$21,722	$16,743	$23,439

NOTE R—REGULATORY MATTERS
The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2005, was approximately $51,878,000 and $49,703,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2004, was approximately $46,914,000 and $44,043,000, respectively.
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
During 2006, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $30,750,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $36,934,000 at December 31, 2005, and must be secured by qualifying collateral.
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
Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2005, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2005, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

NOTE R—REGULATORY MATTERS – continued
United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$610,547	11.3%	$433,097	≥8.0%	$541,371	≥10.0%
United Bank (WV)	329,469	11.0%	240,152	≥8.0%	300,189	≥10.0%
United Bank (VA)	262,546	10.9%	193,022	≥8.0%	241,278	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	548,742	10.1%	216,549	≥4.0%	324,823	≥6.0%
United Bank (WV)	297,277	9.9%	120,076	≥4.0%	180,114	≥6.0%
United Bank (VA)	236,368	9.8%	96,511	≥4.0%	144,767	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	548,742	8.5%	257,424	≥4.0%	321,780	≥5.0%
United Bank (WV)	297,277	7.9%	150,166	≥4.0%	187,708	≥5.0%
United Bank (VA)	236,368	8.7%	108,610	≥4.0%	135,763	≥5.0%
As of December 31, 2004:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$589,820	11.6%	$407,483	≥8.0%	$509,354	≥10.0%
United Bank (WV)	320,060	11.4%	225,217	≥8.0%	281,522	≥10.0%
United Bank (VA)	254,926	11.2%	182,656	≥8.0%	228,320	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	529,010	10.4%	203,742	≥4.0%	305,612	≥6.0%
United Bank (WV)	289,519	10.3%	112,609	≥4.0%	168,913	≥6.0%
United Bank (VA)	228,614	10.0%	91,328	≥4.0%	136,992	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	529,010	8.6%	245,967	≥4.0%	307,458	≥5.0%
United Bank (WV)	289,519	8.0%	144,875	≥4.0%	181,094	≥5.0%
United Bank (VA)	228,614	8.9%	102,339	≥4.0%	127,924	≥5.0%
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
The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2005		December 31, 2004
(In thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$207,962	$207,962	$153,465	$153,465
Securities available for sale	1,274,621	1,274,621	1,277,160	1,277,160
Securities held to maturity	227,345	232,671	233,282	241,592
Loans held for sale	3,324	3,324	3,981	3,981
Loans	4,649,829	4,586,335	4,418,276	4,425,799
Derivative financial assets	2,110	2,110	—	—
Deposits	4,617,452	4,598,276	4,297,563	4,279,054
Short-term borrowings	856,425	855,371	906,958	906,206
Long-term borrowings	547,731	572,497	533,755	576,084
Derivative financial liabilities	7,223	7,223	5,072	5,072

NOTE T—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2005 and 2004 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Interest income	$79,276	$82,179	$89,490	$94,333
Interest expense	26,286	28,721	32,832	36,612
Net interest income	52,990	53,458	56,658	57,721
Provision for credit losses	1,111	504	1,945	2,058
Mortgage banking income	126	227	337	365
Securities gains (losses), net	924	58	(93)	(194)
Other noninterest income	11,869	13,074	12,792	13,140
Noninterest expense	28,741	30,577	30,516	31,326
Income taxes	11,297	11,222	11,784	11,962
Income from continuing operations	24,760	24,514	25,449	25,686
Income from discontinued operations before income taxes	—	—	—	—
Income taxes	—	—	—	—
Income from discontinued operations	—	—	—	—
Net income (1)	24,760	24,514	25,449	25,686

Per share data:
Average shares outstanding (000s):
Basic	42,900	42,660	42,384	42,118
Diluted	43,419	43,122	42,919	42,639
Income from continuing operations per share:
Basic	$0.58	$0.57	$0.60	$0.61
Diluted	$0.57	$0.57	$0.59	$0.60
Income from discontinued operations per share:
Basic	—	—	—	—
Diluted	—	—	—	—
Net income per share:
Basic	$0.58	$0.57	$0.60	$0.61
Diluted	$0.57	$0.57	$0.59	$0.60
Dividends per share	$0.26	$0.26	$0.26	$0.27

NOTE T—QUARTERLY FINANCIAL DATA (UNAUDITED) – continued

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Interest income	$71,151	$70,960	$73,793	$77,446
Interest expense	21,400	21,715	21,624	24,175
Net interest income	49,751	49,245	52,169	53,271
Provision for credit losses	1,357	539	1,296	1,328
Mortgage banking income	168	242	148	171
Securities gains (losses), net	714	106	275	15
Other noninterest income	12,681	13,353	13,441	12,917
Noninterest expense	29,624	29,473	46,252	31,712
Income taxes	9,726	10,477	5,734	7,834
Income from continuing operations	22,607	22,457	12,751	25,500
Income from discontinued operations before income taxes	1,243	2,445	17,092	—
Income taxes	346	688	5,299	—
Income from discontinued operations	897	1,757	11,793	—
Net income (1)	23,504	24,214	24,544	25,500

Per share data:
Average shares outstanding (000s):
Basic	43,681	43,512	43,319	43,111
Diluted	44,259	44,005	43,858	43,743
Income from continuing operations per share:
Basic	$0.52	$0.52	$0.29	$0.59
Diluted	$0.51	$0.51	$0.29	$0.58
Income from discontinued operations per share:
Basic	$0.02	$0.04	$0.27	—
Diluted	$0.02	$0.04	$0.27	—
Net income per share:
Basic	$0.54	$0.56	$0.56	$0.59
Diluted	$0.53	$0.55	$0.56	$0.58
Dividends per share	$0.25	$0.25	$0.26	$0.26

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

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
Management’s Report on Internal Control over Financial Reporting
     Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting is included on pages 38-39 of this report and are incorporated in this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None

UNITED BANKSHARES, INC.
FORM 10-K, PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2006 Annual Meeting of Shareholders under the caption “DIRECTORS WHOSE TERMS EXPIRE IN 2006 AND NOMINEES FOR DIRECTORS” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the captions “Beneficial Ownership of Directors and Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the caption “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
     United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-wv.com.
     Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2006 Annual Meeting of Shareholders under the caption “The Audit Committee” under the heading “GOVERNANCE OF THE COMPANY” and under the caption “Audit Committee Financial Expert” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”
Item 11. EXECUTIVE COMPENSATION
     Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2006 Annual Meeting of Shareholders under the caption of “Executive Compensation.”
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2006 Annual Meeting of Shareholders under the heading “DIRECTORS WHOSE TERMS EXPIRE IN 2006 AND NOMINEES FOR DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholder of United” and “Related Stockholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2006 Annual Meeting of Shareholders under the caption of “Related Party Transactions” under the heading “GOVERNANCE OF THE COMPANY.”
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2006 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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
(3)	Exhibits Required by Item 601
          Listing of Exhibits — See the Exhibits’ Index on page 86 of this Form 10-K.
(b)	Exhibits — The exhibits to this Form 10-K begin on page 90 .

(c)	Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.
          All reports filed electronically by United with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on United’s web site at ubsi-wv.com. These filings are also accessible on the SEC’s web site at www.sec.gov.

UNITED BANKSHARES, INC.
FORM 10-K
INDEX TO EXHIBITS

Sequential
	S-K Item 601	Page
Description	Table Reference	Number (a)
Articles of Incorporation and Bylaws:	(3)

(a) Articles of Incorporation		(c	)

(b) Bylaws		(d	)

Material Contracts	(10)

(a) Employment Agreement with
I. N. Smith, Jr.		(b	)

(b) Employment Agreement with
Richard M. Adams		(g	)

(c) Supplemental Retirement
Agreement with
Richard M. Adams		(g	)

(d) Lease on Branch Office in
Charleston Town Center,
Charleston, West Virginia		(b	)

(e) Lease on United Center,
Charleston, West Virginia		(e	)

(f) Data processing contract
with FISERV		(l	)(n)

(g) Executive Officer Change
of Control Agreements		(f	)(h)

(h) Employment Agreement
with J. Paul McNamara		(h	)

(i) Supplemental Retirement Contract
with Richard M. Adams, Jr.,
Kendal E. Carson, James J.
Consagra, Jr., James B.
Hayhurst, Jr., Joe L. Wilson,
and Steven E. Wilson		(i	)(j)

		Sequential
	S-K Item 601	Page
Description	Table Reference	Number (a)
(j) Summary of Compensation Paid to	(10)	(m	)
Named Executive Officers

(k) Summary of Compensation Paid to		(k	)
Directors

(l) Summary of Amendment to Richard M.		(o	)
Adams’ Employment Contract

Statement Re: Computation of Ratios	(12)	90

Subsidiaries of the Registrant	(21)	91

Consent of Ernst & Young LLP	(23)	92

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	93

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	94

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(32.1)	95

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(32.2)	96
Footnotes

(a)	N/A = Not Applicable.

(b)	Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356.

(c)	Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322.

Footnotes (continued)

(f)	Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Exhibits to the 2001 10-K for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(i)	Incorporated into this filing by reference to Exhibits to the 2003 10-K for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibits to the March 31, 2004 10-Q for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to Exhibits to the 2004 10-K for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 17, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 21, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(n)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 30, 2005 and filed January 5, 2006 for United Bankshares, Inc., File No. 0-13322.

(o)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 23, 2006 and filed January 27, 2006 for United Bankshares, Inc., File No. 0-13322.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 27, 2006

/s/ Steven E. Wilson	Chief Financial Officer	February 27, 2006
Chief Accounting Officer

/s/ F. T. Graff, Jr.	Director	February 27, 2006

/s/ J. Paul McNamara	Director	February 27, 2006

/s/ P. Clinton Winter, Jr.	Director	February 27, 2006

/s/ Theodore J. Georgelas	Director	February 27, 2006

/s/ John M. McMahon	Director	February 27, 2006

/s/ Harry L. Buch	Director	February 27, 2006

/s/ Russell L. Isaacs	Director	February 27, 2006

/s/ H. Smoot Fahlgren	Director	February 27, 2006

/s/ Mary K. Weddle	Director	February 27, 2006

/s/ Robert G. Astorg	Director	February 27, 2006

/s/ I. N. Smith, Jr.	Director	February 27, 2006

/s/ Thomas J. Blair III	Director	February 27, 2006

/s/ William C. Pitt III	Director	February 27, 2006

/s/ Lawrence K. Doll	Director	February 27, 2006