Form 10-Q
period 2006-03-31
UNITED BANKSHARES INC/WV
filed 2006-05-04
CIK 729986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2006
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
   Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer ☑                     Accelerated Filer ☐                     Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
   Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common Stock, $2.50 Par Value; 41,746,679 shares outstanding as of April 30, 2006.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The March 31, 2006 and December 31, 2005, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three months ended March 31, 2006 and 2005, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2006, the related condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	March 31	December 31
	2006	2005
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$166,181	$188,974
Interest-bearing deposits with other banks	15,060	9,836
Federal funds sold	13,641	9,152

Total cash and cash equivalents	194,882	207,962
Securities available for sale at estimated fair value (amortized cost-$1,253,309 at March 31, 2006 and $1,289,213 at December 31, 2005)	1,237,596	1,274,621
Securities held to maturity (estimated fair value-$219,996 at March 31, 2006 and $232,671 at December 31, 2005)	215,798	227,345
Loans held for sale	1,773	3,324
Loans	4,700,069	4,656,522
Less: Unearned income	(6,740)	(6,693)

Loans net of unearned income	4,693,329	4,649,829
Less: Allowance for loan losses	(44,135)	(44,138)

Net loans	4,649,194	4,605,691
Bank premises and equipment	39,266	39,626
Goodwill	167,461	167,487
Accrued interest receivable	32,039	32,027
Other assets	168,823	170,409

TOTAL ASSETS	$6,706,832	$6,728,492

Liabilities
Deposits:
Noninterest-bearing	$907,074	$959,674
Interest-bearing	3,796,194	3,657,778

Total deposits	4,703,268	4,617,452

Borrowings:
Federal funds purchased	78,990	61,370
Securities sold under agreements to repurchase	590,606	525,604
Federal Home Loan Bank borrowings	524,828	723,818
Other short-term borrowings	235	4,451
Other long-term borrowings	88,783	88,913
Allowance for lending-related commitments	8,830	8,733
Accrued expenses and other liabilities	72,685	62,946

TOTAL LIABILITIES	6,068,225	6,093,287
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at March 31, 2006 and December 31, 2005, including 2,472,268 and 2,312,653 shares in treasury at March 31, 2006 and December 31, 2005, respectively	110,802	110,802
Surplus	95,968	97,374
Retained earnings	528,506	515,227
Accumulated other comprehensive loss	(12,512)	(10,551)
Treasury stock, at cost	(84,157)	(77,647)

TOTAL SHAREHOLDERS’ EQUITY	638,607	635,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,706,832	$6,728,492

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2006	2005

Interest income
Interest and fees on loans	$76,562	$63,066
Interest on federal funds sold and other short-term investments	291	126
Interest and dividends on securities:
Taxable	15,130	14,006
Tax-exempt	3,598	2,078

Total interest income	95,581	79,276

Interest expense
Interest on deposits	24,454	14,687
Interest on short-term borrowings	7,499	3,414
Interest on long-term borrowings	8,607	8,185

Total interest expense	40,560	26,286

Net interest income	55,021	52,990
Provision for credit losses	250	1,111

Net interest income after provision for credit losses	54,771	51,879

Other income
Fees from trust and brokerage services	3,020	2,758
Service charges, commissions, and fees	8,661	7,822
Income from bank-owned life insurance	1,043	964
Income from mortgage banking operations	229	126
Security (losses) gains	(2,838)	924
Gain on termination of interest rate swap associated with prepayment of FHLB advance	3,060	—
Other income	487	325

Total other income	13,662	12,919

Other expense
Salaries and employee benefits	15,098	14,066
Net occupancy expense	3,313	3,095
Equipment expense	1,718	1,640
Data processing expense	1,461	1,333
Other expense	10,598	8,607

Total other expense	32,188	28,741

Income before income taxes	36,245	36,057
Income taxes	11,635	11,297

Net income	$24,610	$24,760

Earnings per common share:
Basic	$0.59	$0.58

Diluted	$0.58	$0.57

Dividends per common share	$0.27	$0.26

Average outstanding shares:
Basic	41,923,726	42,900,416
Diluted	42,379,242	43,418,579
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2006
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2006	44,320,832	$110,802	$97,374	$515,227	($10,551)	($77,647)	$635,205

Comprehensive income:
Net income	—	—	—	24,610	—	—	24,610
Other comprehensive income, net of tax:
Unrealized loss on securities of $2,574 net of reclassification adjustment for losses included in net income of $1,845	—	—	—	—	(729)	—	(729)
Termination of cash flow hedge, net of tax of $727	—	—	—	—	(1,350)	—	(1,350)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	118	—	118

Total comprehensive income							22,649
Purchase of treasury stock (327,949 shares)	—	—	—	—	—	(12,206)	(12,206)
Cash dividends ($0.27 per share)	—	—	—	(11,331)	—	—	(11,331)
Common stock options exercised (168,334 shares)	—	—	(1,406)	—	—	5,696	4,290

Balance at March 31, 2006	44,320,832	$110,802	$95,968	$528,506	($12,512)	($84,157)	$638,607

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended
	March 31
	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$40,886	$35,180

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	11,593	1,000
Purchases of held to maturity securities	—	(294)
Proceeds from sales of securities available for sale	16,386	118,354
Proceeds from maturities and calls of securities available for sale	35,231	54,657
Purchases of securities available for sale	(19,568)	(69,081)
Net purchases of bank premises and equipment	(716)	(668)
Net change in loans	(44,142)	25,817

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,216)	129,785

FINANCING ACTIVITIES
Cash dividends paid	(11,365)	(11,198)
Excess tax benefits from stock-based compensation arrangements	385	—
Acquisition of treasury stock	(11,988)	(8,495)
Proceeds from exercise of stock options	3,867	444
Repayment of long-term Federal Home Loan Bank borrowings	(50,871)	(87)
Proceeds from long-term Federal Home Loan Bank borrowings	—	100,000
Changes in:
Deposits	85,816	52,876
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(68,594)	(277,345)

NET CASH USED IN FINANCING ACTIVITIES	(52,750)	(143,805)

(Decrease) Increase in cash and cash equivalents	(13,080)	21,160

Cash and cash equivalents at beginning of year	207,962	153,465

Cash and cash equivalents at end of period	$194,882	$174,625

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2006 and 2005 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in United’s 2005 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2005 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.
New Accounting Standards: In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for United on January 1, 2007 and is not expected to have a material impact on United’s consolidated financial statements.
In February 2006, the FASB issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for United on January 1, 2007 and is not expected to have a material impact on United’s consolidated financial statements.

On January 1, 2006, United adopted FASB Statement No. 123—revised 2004 (SFAS 123R), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and superseded APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. See Note 11 for information regarding United’s adoption of SFAS 123R.
In June 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 did not have a material impact on United’s consolidated financial statements.
2. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	March 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,550	—	$126	$7,424
State and political subdivisions	112,495	$1,950	1,000	113,445
Mortgage-backed securities	934,457	1,883	20,415	915,925
Marketable equity securities	6,521	284	80	6,725
Other	192,286	2,430	639	194,077

Total	$1,253,309	$6,547	$22,260	$1,237,596

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,133	—	$114	$11,019
State and political subdivisions	113,537	$2,054	1,026	114,565
Mortgage-backed securities	968,186	2,233	20,028	950,391
Marketable equity securities	6,914	389	89	7,214
Other	189,443	2,518	529	191,432

Total	$1,289,213	$7,194	$21,786	$1,274,621

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
FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of FSP FAS 115-1 as of October 1, 2005 did not have a significant impact upon United’s consolidated financial statements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2006 and December 31, 2005:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
March 31, 2006
Treasuries and agencies	$1,954	$27	$2,894	$99
State and political	45,721	850	6,152	150
Mortgage-backed	260,495	3,749	541,245	16,666
Marketable equity securities	—	—	892	80
Other	15,431	330	20,093	309

Total	$323,601	$4,956	$571,276	$17,304

December 31, 2005
Treasuries and agencies	$5,627	$22	$2,901	$92
State and political	43,094	946	2,466	80
Mortgage-backed	397,788	6,622	478,820	13,406
Marketable equity securities	—	—	879	89
Other	17,510	265	18,174	264

Total	$464,019	$7,855	$503,240	$13,931

Gross unrealized losses on available for sale securities were $22,260 at March 31, 2006. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of March 31, 2006 is other than temporarily impaired except for those securities specifically identified for sale as part of a balance sheet repositioning strategy discussed in the following paragraph. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
At March 31, 2006, as part of a balance sheet repositioning strategy, management specifically identified approximately $86 million of impaired low-yielding fixed rate investment securities for sale. These securities consisted of Collateralized Mortgage Obligations (CMOs) with an average book yield of approximately 3.5% and an average remaining life of 1.7 years. Since United did not have the positive intent to hold these securities to recovery, United recognized a loss of approximately $2.93 million in the first quarter of 2006 related to these securities. On April 4, 2006 these securities were sold. See Note 10 for a further discussion of the balance sheet repositioning strategy.

The amortized cost and estimated fair value of securities available for sale at March 31, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,966	$3,965	$7,735	$7,733
Due after one year through five years	87,534	86,617	81,964	81,498
Due after five years through ten years	251,195	246,525	262,408	257,134
Due after ten years	904,093	893,764	930,192	921,042
Marketable equity securities	6,521	6,725	6,914	7,214

Total	$1,253,309	$1,237,596	$1,289,213	$1,274,621

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,761	$765	—	$12,526
State and political subdivisions	66,537	1,633	—	68,170
Mortgage-backed securities	364	12	—	376
Other	137,136	3,003	$1,215	138,924

Total	$215,798	$5,413	$1,215	$219,996

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,787	$1,017	—	$12,804
State and political subdivisions	67,304	1,786	$1	69,089
Mortgage-backed securities	395	16	—	411
Other	147,859	3,660	1,152	150,367

Total	$227,345	$6,479	$1,153	$232,671

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties. There were no sales of held to maturity securities.

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,073	$2,084	$13,057	$13,106
Due after one year through five years	40,094	41,277	39,012	40,552
Due after five years through ten years	20,835	21,315	23,612	24,165
Due after ten years	152,796	155,320	151,664	154,848

Total	$215,798	$219,996	$227,345	$232,671

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $973,969 and $1,007,896 at March 31, 2006 and December 31, 2005, respectively.
3. LOANS
Major classifications of loans are as follows:

	March 31,	December 31,
	2006	2005
Commercial, financial and agricultural	$899,092	$934,780
Real estate:
Single-family residential	1,763,742	1,745,824
Commercial	1,128,857	1,126,095
Construction	416,239	347,274
Other	125,846	122,487
Installment	366,293	380,062

Total gross loans	$4,700,069	$4,656,522

The table above does not include loans held for sale of $1,773 and $3,324 at March 31, 2006 and December 31, 2005, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $126,065 and $111,365 at March 31, 2006 and December 31, 2005, respectively.
4. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,830 and $8,733 at March 31, 2006 and December 31, 2005, respectively, is separately identified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended
	March 31
	2006	2005
Balance at beginning of period	$52,871	$51,353
Provision	250	1,111

	53,121	52,464
Loans charged-off	(671)	(1,538)
Less: Recoveries	515	498

Net Charge-offs	(156)	(1,040)

Balance at end of period	$52,965	$51,424

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
Nonperforming assets are summarized as follows:

	March 31,	December 31,
	2006	2005
Nonaccrual loans	$7,308	$7,146
Loans past due 90 days or more and still accruing interest	5,569	6,039

Total nonperforming loans	12,877	13,185

Other real estate owned	3,145	2,941

Total nonperforming assets	$16,022	$16,126

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At March 31, 2006, the recorded investment in loans that were considered to be impaired was $19,262 (of which $7,308 were on a nonaccrual basis). Included in this amount is $6,998 of impaired loans for which the related allowance for credit losses is $1,445 and $12,264 of impaired loans, respectively, that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2005, the recorded investment in loans that were considered to be impaired was $16,553 (of which $7,146 were on a nonaccrual basis). Included in this amount was $5,830 of impaired loans for which the related allowance for credit losses was $1,008, and $10,723 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended March 31, 2006 and for the year ended December 31, 2005 was approximately $18,210 and $15,940, respectively.
For the quarters ended March 31, 2006 and 2005, United recognized interest income on impaired loans of approximately $219 and $105, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $364 and $233 for the quarters ended March 31, 2006 and 2005, respectively.
6. INTANGIBLE ASSETS
Total goodwill was $167,461 and $167,487 as of March 31, 2006 and December 31, 2005, respectively.

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($15,873)	$4,017

Goodwill not subject to amortization			$167,461

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($15,363)	$4,527

Goodwill not subject to amortization			$167,487

United incurred amortization expense of $510 and $611 for the quarters ended March 31, 2006 and 2005, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2006	$1,871
2007	1,462
2008	817
2009	303
2010	74
7. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2006, federal funds purchased were $78,990 while securities sold under agreements to repurchase were $590,606.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At March 31, 2006, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of March 31, 2006, United Bank (VA) had an outstanding balance of $235 and had additional funding available of $4,765.
8. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2006, United had an unused borrowing amount of approximately $1,426,647 available subject to delivery of collateral after certain trigger points.
At March 31, 2006, $524,828 of FHLB advances with a weighted-average interest rate of 5.94% is scheduled to mature within the next twelve years. The scheduled maturities of borrowings are as follows:

Year	Amount
2006	$119,050
2007	—
2008	100,478
2009	—
2010 and thereafter	305,300

Total	$524,828

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2006 and December 31, 2005, the outstanding balances of the Debentures were $88,783 and $88,913 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,835,506 and $1,823,909 of loan commitments outstanding as of March 31, 2006 and December 31, 2005, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $982 and $1,021 as of March 31, 2006 and December 31, 2005, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $144,863 and $139,572 as of March 31, 2006 and December 31, 2005, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.

10. DERIVATIVE FINANCIAL INSTRUMENTS
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
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. United has only fair value hedges as of March 31, 2006.
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
During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated a fixed interest rate swap designated as a cash flow hedge associated with the repayment of $50 million variable interest rate FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of the swap.
On April 3, 2006, United entered into a $10 million notional amount interest rate swap agreement to convert a certain fixed rate commercial loan to a floating rate. Under the swap agreement, United will receive payment streams at a variable rate of one-month LIBOR plus 1.75% while paying a fixed rate of 5.42%. United will account for this transaction as a fair value hedge beginning in the second quarter of 2006. Management believes that the hedge relationship will be highly effective since the critical terms of the hedged exposure and the critical terms of the hedging derivative are identical.

The following tables set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2006:
Derivative Classifications and Hedging Relationships
March 31, 2006

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$4,370	$149	$—
Hedging FHLB Borrowings	100,000	—	8,342

Total Derivatives Designated as Fair Value Hedges:	$104,370	$149	$8,342

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$104,370	$149	$8,342

Derivative Instruments
March 31, 2006

	Notional	Average	Average	Estimated
	Amount	Receive Rate	Pay Rate	Fair Value
Fair Value Hedges:
Receive Fixed Swap (FHLB Borrowing)	$100,000	6.43%		$(8,342)
Pay Fixed Swap (Commercial Loans)	4,370		6.70%	149

Total Derivatives Used in Fair Value Hedges	$104,370			$(8,193)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$104,370			$(8,193)

The derivative portfolio also includes derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively.
A summary of derivative financial instruments not in hedge relationships by type of activity is as follows:

	Other Derivative Instruments
	March 31, 2006
	Net Derivative	Net Gains
	Asset (Liability)	(Losses)
Other Derivative Instruments:
Interest Rate Risk Management	$61	$27
Customer Risk Management	(61)	(27)

Total Other Derivative Instruments	$—	$—

11. STOCK BASED COMPENSATION
United has stock option plans (the Plans) for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized. In December 2004, FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income.
On January 1, 2006, United adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. The adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share.
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for the first quarter of 2006. Presently, United does not have any shares of common stock available for future grants to key employees as all stock option plans expired as of December 31, 2005.
At its March 20, 2006 regular meeting, the United’s Board of Directors approved the adoption of the 2006 Stock Option Plan (2006 Plan) and directed that the 2006 Plan be submitted to United’s shareholders for approval at its Annual Meeting to be held May 15, 2006. The 2006 Plan will become effective upon approval of shareholders at the Annual Meeting. If approved, a total of 1,500,000 shares of United’s authorized but unissued common stock will be allocated for the 2006 Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Plan three years from the grant date. Any stock options granted under the 2006 Plan will be subject to the provisions of SFAS 123R.

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
United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee stock options compared to the Black-Scholes options pricing model. For United, the difference in fair values calculated under each option pricing model was immaterial. The table below reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect for the three months ended March 31, 2005.
The following pro forma disclosures present United’s consolidated net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of the option:

Three Months Ended
March 31, 2005
Net Income, as reported	$24,760
Less pro forma expense related to options granted, net of tax	(301)

Pro forma net income	$24,459

Pro forma net income per share:
Basic – as reported	$0.58
Basic – pro forma	$0.57

Diluted – as reported	$0.57
Diluted – pro forma	$0.56

A summary of option activity under the Plans as of March 31, 2006, and the changes during the quarter then ended is presented below:

	Three Months Ended March 31, 2006
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2006	2,115,965			$27.29
Granted	—			—
Exercised	165,289			24.72
Forfeited or expired	3,375			32.37

Outstanding at March 31, 2006	1,947,301	$20,976	6.1	$27.50

Exercisable at March 31, 2006	1,947,301	$20,976	6.1	$27.50

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at March 31, 2006 were 20,929. Options granted through the reinvestment of dividends during the first quarter of 2006 were 180. Options exercised during the first quarter of 2006 were 3,045. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.
Cash received from options exercised under the Plans for the three months ended March 31, 2006 and 2005 was $3.87 million and $444 thousand, respectively. During the three months ended March 31, 2006 and 2005, 165,289 and 27,803 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2006 and 2005. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2006 and 2005 was $2.20 million and $465 thousand, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $385 thousand from excess tax benefits related to share-based compensation for the three months ended March 31, 2006. Cash flows of $138 thousand from excess tax benefits related to share-based compensation were reported as operating activities for the three months ended March 31, 2005.
In March of 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.” SAB 107 provides guidance regarding the application of SFAS 123R including option valuation methods,

the accounting for income tax effects of share-based payment arrangements upon the adoption of SFAS 123R, and the required disclosures within filings made with the SEC related to the accounting for share-based payment transactions. United has also provided SAB 107 required disclosures in its Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under the subheading of “Other Expenses” contained within this document.
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
Net periodic pension cost included the following components:

	Three Months Ended
	March 31
(In thousands)	2006	2005
Service cost	$528	$464
Interest cost	800	748
Expected return on plan assets	(1,171)	(1,102)
Amortization of transition asset	(43)	(43)
Recognized net actuarial loss	228	168
Amortization of prior service cost	—	—

Net periodic pension cost	$342	$235

Weighted-Average Assumptions:
Discount rate	6.00%	6.25%
Expected return on assets	8.50%	9.00%
Rate of compensation increase	3.25%	3.25%

13. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31
(In thousands)	2006	2005
Net Income	$24,610	$24,760
Securities available for sale:
Net change in unrealized gains on available for sale securities arising during the period	(3,960)	(15,300)
Related income tax benefit	1,386	5,355
Net reclassification adjustment for losses (gains) included in net income	2,838	(924)
Related income tax (benefit) expense	(993)	323
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	182	189
Related income tax expense	(64)	(66)

Net effect on other comprehensive (loss) income	(611)	(10,423)
Cash flow hedge derivative:
Termination of cash flow hedge	(2,077)	—
Related income tax expense	727	—

Net effect on other comprehensive income	(1,350)	—

Total change in other comprehensive income	(1,961)	(10,423)

Total Comprehensive Income	$22,649	$14,337

14. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2006	2005
Basic
Net Income	$24,610	$24,760

Average common shares outstanding	41,923,726	42,900,416

Earnings per basic common share	$0.59	$0.58

Diluted
Net Income	$24,610	$24,760

Average common shares outstanding	41,923,726	42,900,416
Equivalents from stock options	455,516	518,163

Average diluted shares outstanding	42,379,242	43,418,579

Earnings per diluted common share	$0.58	$0.57

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
The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio and lending-related commitments. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for credit losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of similar type loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note 4 to the unaudited Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
United uses derivative instruments as part of its risk management activities to help protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. The valuation of these derivative instruments is considered critical because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third party sources. Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities.
United’s calculation of income tax provision is complex and requires the use of estimates and judgments in its determination. As part of United’s analysis and implementation of business strategies, consideration is given to tax laws and regulations which may affect the transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances.
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
FINANCIAL CONDITION
United’s total assets as of March 31, 2006 were relatively flat compared to December 31, 2005. Total assets at March 31, 2006 were $6.71 billion, down $21.66 million or less than 1% from year-end 2005, primarily the result of a $48.57 million or 3.23% decline in investment securities and a $13.08 million or 6.29% decrease in cash and cash equivalents. Partially offsetting these decreases was an increase in portfolio loans of $43.50 million. Just as total assets at March 31, 2006 were relatively flat from year-end 2005, total liabilities and shareholders’ equity were also relatively flat over the same time period. Total liabilities decreased $25.06 million while shareholders’ equity increased $3.40 million, both of which were changes of less than 1% from December 31, 2005. The decrease in total liabilities was due mainly to a decrease in borrowings of $120.71 million or 8.60%. Total deposits grew $85.82 million or 1.86% for the first quarter of 2006 as United used lower-cost deposits and repaid higher-cost debt for its funding needs. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents decreased $13.08 million or 6.29% from year-end 2005, primarily the result of a decrease of $22.79 million in cash and due from banks. Interest-bearing deposits with other banks and federal funds sold increased $5.22 million and $4.49 million, respectively. During the first three months of 2006, net cash of $40.89 million was provided by operating activities. Net cash of $1.22 million and $52.75 million was used in investing and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2006 and 2005.
Securities
Total investment securities at March 31, 2006 decreased $48.57 million or 3.23% since year-end 2005. Securities available for sale decreased $37.03 million or 2.90%. This change in securities available for sale reflects $51.41 million in sales, maturities and calls of securities, $19.57 million in purchases and a decrease of $1.12 million in market value. Securities held to maturity decreased $11.55 million or 5.08% from year-end 2005 due to maturities and calls. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale decreased $1.55 million or 46.66% as loan sales in the secondary market exceeded loan originations during the first three months of 2006. Portfolio loans, net of unearned income, increased $43.50 million or approximately 1% from year-end 2005 as all major classifications of loans increased except for commercial (not secured by real estate) and installment loans. Since year-end 2005, construction loans increased $68.97 million or 19.86%, single-family residential real estate loans increased $17.92 million or 1.03%, commercial real estate loans increased $2.76 million or 0.25% and other real estate secured loans increased $3.36 million or 2.74%. Commercial loans (not secured by real estate) and installment loans decreased $35.69 million or 3.82% and $13.77 million or 3.62%, respectively, from year-end 2005. The table below summarizes the changes in the loan categories since year-end 2005:

	March 31	December 31
(Dollars in thousands)	2006	2005	$ Change	% Change
Loans held for sale	$1,773	$3,324	$(1,551)	(46.66%)

Commercial, financial, and agricultural	$899,092	$934,780	$(35,688)	(3.82%)
Real Estate:
Single family residential	1,763,742	1,745,824	17,918	1.03%
Commercial	1,128,857	1,126,095	2,762	0.25%
Construction	416,239	347,274	68,965	19.86%
Other	125,846	122,487	3,359	2.74%
Consumer	366,293	380,062	(13,769)	(3.62%)
Less: Unearned interest	(6,740)	(6,693)	(47)	0.70%

Total Loans, net of unearned interest	$4,693,329	$4,649,829	$43,500	0.94%

For a summary of major classifications of loans, see Note 3 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets decreased $1.59 million or approximately 1% from year-end 2005. This decrease was primarily due to a $2.08 million decrease in the derivative asset related to the termination of an interest rate swap associated with the repayment of a $50 million variable rate FHLB advance that was being hedged. Core deposit intangibles declined $510 thousand due to amortization. Partially offsetting these decreases in other assets was a $1.04 million increase in the cash surrender value of bank owned life insurance policies.
Deposits
Total deposits at March 31, 2006 grew $85.82 million or 1.86% since year-end 2005. In terms of composition, noninterest-bearing deposits decreased $52.60 million or 5.48% while interest-bearing deposits increased $138.42 million or 3.78% from December 31, 2005. The decrease in noninterest-bearing deposits was due mainly to a $42.26 million or 6.78% decrease in commercial non-interest bearing deposits as customers shifted money into interest-bearing products. Consumer non-interest bearing deposits declined $15.19 million or 5.10% due mainly to the High Performance Checking program that United launched during the first quarter of 2006. Most of the checking accounts offered by United in its High Performance Checking program are interest bearing and customers switched from their traditional non-interest bearing checking accounts to the new interest-bearing products. These core deposits remain a low-cost source of funds for United.
The increase in interest-bearing deposits was due primarily to growth of $97.77 million or 8.16% in certificate accounts (CDs) under $100,000 due to higher interest rates. Interest-bearing checking accounts increased $28.38 million or 17.33% due mainly to the High Performance Checking program. The table below summarizes the changes in the deposit categories since year-end 2005:

	March 31	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Demand deposits	$703,571	$712,729	$(9,158)	(1.28%)
Interest-bearing checking	192,093	163,717	28,376	17.33%
Regular savings	340,738	338,763	1,975	0.58%
Money market accounts	1,507,610	1,544,233	(36,623)	(2.37%)
Time deposits under $100,000	1,301,884	1,202,496	99,388	8.27%
Time deposits over $100,000	657,372	655,514	1,858	0.28%

Total deposits	$4,703,268	$4,617,452	$85,815	1.86%

Borrowings
Total borrowings at March 31, 2006 decreased $120.71 million or 8.60% during the first three months of 2006. Since year-end 2005, short-term borrowings decreased $68.59 million or 8.01% due mainly to a $147.00 million reduction in overnight FHLB borrowings. Federal funds purchased and securities sold under agreements to repurchase increased $17.62 million and $65.00 million, respectively since year-end 2005. Long-term borrowings decreased $52.12 million or 9.52% due primarily to the repayment of a $50 million FHLB advance during the quarter. The table below summarizes the change in the borrowing categories since year-end 2005:

	March 31	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Federal funds purchased	$78,990	$61,370	$17,620	28.71%
Securities sold under agreements to repurchase	590,606	525,604	65,002	12.37%
Overnight FHLB advances	118,000	265,000	(147,000)	(55.47%)
TT&L note option	235	4,451	(4,216)	(94.72%)
Long-term FHLB advances	406,828	458,818	(51,990)	(11.33%)
Issuances of trust preferred capital securities	88,783	88,913	(130)	(0.15%)

Total borrowings	$1,283,442	$1,404,156	($120,714)	(8.60%)

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2006 increased $9.74 million or 15.47% from year-end 2005 due mainly to increases in income taxes payable of $9.38 million due to a timing difference of tax payments, interest payable of $1.02 million due to higher interest rates and the derivative liability related to a decline in the fair value of certain interest rate swaps of $1.14 million. All remaining other accrued expenses and other liabilities in total declined $1.80 million due mainly to payments made on the remaining accounts.
Shareholders’ Equity
The change in shareholders’ equity at March 31, 2006 was relatively flat, increasing $3.40 million or less than 1% from December 31, 2005 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $13.28 million since year-end 2005.
Treasury stock increased $6.51 million since year-end 2005 as treasury share repurchases exceeded stock option redemptions since year-end 2005. During the first three months of 2006, United repurchased 322,000 shares under a plan approved by its Board of Directors in 2004 to repurchase up to 1.775 million shares of United’s common stock on the open market. Since the plan’s implementation, 1,473,300 shares have been repurchased.

RESULTS OF OPERATIONS
Overview
Net income for the first three months of 2006 was $24.61 million or $0.58 per diluted share compared to $24.76 million or $0.57 per share for the first three months of 2005. United’s annualized return on average assets for the first three months of 2006 was 1.49% and return on average shareholders’ equity was 15.51% as compared to 1.58% and 15.71% for the first three months of 2005.
Tax-equivalent net interest income for the first three months of 2006 was $58.75 million, an increase of $3.00 million or 5.37% from the prior year’s first three months. The provision for credit losses was $250 thousand for the first three months of 2006 as compared to $1.11 million for the first three months of 2005. Noninterest income was $13.66 million for the first three months of 2006, up $743 thousand or 5.75% when compared to the first three months of 2005. The largest contribution came from fees on customer accounts. Noninterest expense increased $3.45 million or 11.99% for the first three months of 2006 compared to the same period in 2005. The largest increase was in salaries and employee benefits. United’s effective tax rate was 32.10% and 31.33% for the first three months of 2006 and 2005, respectively.
Repositioning Balance Sheet
Like most financial institutions, United’s earnings remain under pressure because of a competitive banking market for loans and deposits and a sustained flat yield curve between short-term and long-term interest rates. To attract new deposits, United unveiled its High Performance Checking program during the first quarter of 2006. United believes these lower rate and non-interest earning deposits, mixed with its time deposit products, will contribute to lower United’s overall cost of funds as well as generate increased fee income in future periods. In addition, United believes the relationships created through its High Performance Checking program will allow United to meet other banking needs of its customers. However, to promote and launch the High Performance Checking program, United incurred significant marketing and related costs of approximately $950 thousand during the quarter.
In response to changes in recent economic indicators and changes in United’s deposit mix, United repositioned its balance sheet by selling low-yielding investment securities and using the sale proceeds to repay higher-cost debt. As part of the repositioning, United prepaid a $50 million variable interest rate FHLB advance and terminated a fixed interest rate swap associated with this advance during the first quarter of 2006. The $50 million FHLB advance had a cost of 5.06% and a remaining life of approximately 9.2 years. United recognized a $3.06 million before-tax gain on the termination of the swap. No prepayment penalty was incurred in connection with the early repayment of the advance. To repay the $50 million advance, United borrowed the funds overnight from the FHLB at a cost of 4.84% until the sale of the securities settled.
Early in the second quarter of 2006, as part of the repositioning, United sold approximately $86 million of impaired low-yielding fixed rate investment securities. These securities consisted of Collateralized Mortgage Obligations (CMOs) with an average book yield of approximately 3.5% and an average remaining life of 1.7 years. United recognized a loss of $2.93 million in the first quarter of 2006 related to the other than temporary impairment of these securities since United no longer had the intent and ability to hold them until recovery. With the proceeds from the sale of the securities and the termination of the swap, United reduced overnight FHLB borrowings in the amount of approximately $86 million. As a result of these transactions, the impact on net income and earnings per diluted share was minimal in the first quarter of 2006. Management believes the balance sheet repositioning should improve United’s net interest income, net interest margin, net earnings, and return on assets in future periods. These transactions should also increase United’s return on equity and risk-based capital ratios.
Net Interest Income
In the net interest margin, the flat yield curve has resulted in a lesser increase in yields on earning assets while the upward trend in the general market interest rates has resulted in a more significant increase to funding costs. Tax-equivalent net interest income increased $3.00 million or 5.37% for the first quarter 2006 when compared to the same period of 2005. This increase in tax-equivalent net interest income was due mainly to a $286.60 million or 4.91% increase in average earning assets as average loans for the first quarter of 2006 grew $238.55 million or 5.42% over last year’s first quarter. In addition, the average yield on earning assets for the first quarter of 2006 increased 88 basis points from the first quarter of 2005 as a result of higher interest rates. In the first quarter of 2006, the net interest margin was aided by additional interest income of approximately $917 thousand from United’s prior asset securitization as compared to the first quarter of 2005. These increases to net interest income were partially offset by a 102 basis point increase in the cost of funds due to increased deposit and borrowing costs as a result of the higher interest rates.
On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2006 declined $2.50 million or 4.09% from the fourth quarter of 2005 due to a 31 basis points increase in the average cost of funds. Additionally, interest income from United’s prior asset securitization decreased $642 thousand from the fourth quarter of 2005. The average yield on earning assets increased 12 basis points which was not enough to offset the increase in the average cost of funds. The net interest margin for the first quarter of 2006 of 3.86% was a decrease of 17 basis points from the consolidated net interest margin of 4.03% for the fourth quarter of 2005.

The following table shows the unaudited daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2006 and 2005, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 9%.

Table 1	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$41,562	$291	2.84%	$26,448	$126	1.94%
Investment Securities:
Taxable	1,247,475	15,130	4.85%	1,261,468	14,006	4.44%
Tax-exempt (1) (2)	238,834	4,841	8.11%	191,047	2,994	6.27%

Total Securities	1,486,309	19,971	5.37%	1,452,515	17,000	4.68%
Loans, net of unearned income (1) (2) (3)	4,636,957	79,049	6.89%	4,398,409	64,915	5.97%
Allowance for loan losses	(44,229)			(43,377)

Net loans	4,592,728		6.96%	4,355,032		6.03%

Total earning assets	6,120,599	$99,311	6.55%	5,833,995	$82,041	5.67%

Other assets	559,815			529,298

TOTAL ASSETS	$6,680,414			$6,363,293

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,695,782	$24,454	2.68%	$3,436,365	$14,687	1.73%
Short-term borrowings	834,310	7,499	3.65%	739,645	3,414	1.87%
Long-term borrowings	544,930	8,607	6.41%	615,438	8,185	5.39%

Total Interest-Bearing Funds	5,075,022	40,560	3.24%	4,791,448	26,286	2.22%

Noninterest-bearing deposits	900,751			877,253
Accrued expenses and other liabilities	61,227			55,293

TOTAL LIABILITIES	6,037,000			5,723,994

SHAREHOLDERS’ EQUITY	643,414			639,299

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,680,414			$6,363,293

NET INTEREST INCOME		$58,751			$55,755

INTEREST SPREAD			3.31%			3.45%

NET INTEREST MARGIN			3.86%			3.85%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses
At March 31, 2006, nonperforming loans were $12.88 million or 0.27% of loans, net of unearned income compared to nonperforming loans of $13.19 million or 0.28% of loans, net of unearned income at December 31, 2005, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At March 31, 2006, nonaccrual loans were $7.31 million which was relatively flat from $7.15 million at year-end 2005. Loans past due 90 days or more were $5.57 million at March 31, 2006, a decrease of $470 thousand or 7.78% from $6.04 million at year-end 2005. Total nonperforming assets of $16.02 million, including OREO of $3.15 million at March 31, 2006, represented 0.24% of total assets at the end of the first quarter. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.
At March 31, 2006, impaired loans were $19.26 million, which was an increase of $2.71 million from the $16.55 million in impaired loans at December 31, 2005. This increase in impaired loans was due primarily to the addition of one large commercial credit in the amount of $1.92 million. The credit is not past due and is adequately collateralized. However, based on current information and events, United believes it is probable that the borrower will not be able to repay all amounts due according to the contractual terms of the loan agreement. For further details, see Note 5 to the unaudited Consolidated Financial Statements.
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
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At March 31, 2006, the allowance for credit losses was $52.97 million as compared to $52.87 million at December 31, 2005. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.13% at March 31, 2006 and 1.14% of loans, net of unearned income at December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 411.3% and 401.0% at March 31, 2006 and December 31, 2005, respectively.
For the quarters ended March 31, 2006 and 2005, the provision for credit losses was $250 thousand and $1.11 million, respectively. Net charge-offs were $156 thousand for the first quarter of 2006 as compared to net charge-offs of $1.04 million for the same quarter in 2005. Note 4 to the accompanying unaudited Notes to unaudited Consolidated Financial Statements provides a progression of the allowance for credit losses.
In determining the adequacy of the allowance for credit losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrower’s ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. Specific loss allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factors to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all credit losses.
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
United’s formal company-wide process at March 31, 2006 produced increased allocations in two of the four loan categories. The components of the allowance allocated to commercial loans increased by $1.2 million due to the segmentation of the portfolio into two additional loan pools for which allocations of $767 thousand were established based on inherent risks within the portfolio. The remainder of the increase was primarily driven by an increase in specific loan allocations of $486 thousand. The real estate construction loan pool also rose during the quarter by $767 thousand primarily due to changes in loan volume and historical loss rates. Consumer loans decreased $754 thousand as a result of changes in qualitative factors and historical loss rates. The components of the allowance allocated to real estate loans decreased by $568 thousand due to changes in loan volume and historical loss rates. The unfunded commitments liability increased by $97 thousand primarily due to changes in unfunded exposure and qualitative factors.
Management believes that the allowance for credit losses of $52.97 million at March 31, 2006 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income was $13.66 million for the first quarter of 2006, up $743 thousand or 5.75% when compared to the first quarter of 2005.

As previously mentioned, United repositioned its balance sheet during the first quarter of 2006. As part of the repositioning, United prepaid a $50 million variable interest rate FHLB advance and terminated a fixed interest rate swap associated with the advance. United recognized a $3.06 million gain on the termination of the interest rate swap. Additionally, United incurred a net loss on security transactions of $2.84 million as compared to a net gain of $924 thousand in the first quarter of 2005. The net loss in the first quarter of 2006 was due primarily to the other than temporary impairment of $2.93 million previously mentioned on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of its balance sheet repositioning.
Service charges, commissions and fees from customer accounts increased $839 thousand or 10.73%. The largest component within this category is fees from deposit services which increased $500 thousand or 7.70% in the first quarter of 2006 from last year’s first quarter. In particular, insufficient funds (NSF) fees increased $552 thousand and check card fees increased $121 thousand. Deposit service charges declined $138 thousand and account analysis fees declined $68 thousand.
Revenue from trust and brokerage services increased $262 thousand or 9.50% for the first quarter of 2006 as compared to the first quarter of 2005. Mortgage banking income increased $103 thousand or 81.75% for the quarter due to increased sales of mortgage loans in the secondary market.
On a linked-quarter basis, noninterest income increased $351 thousand or 2.64% from the fourth quarter of 2005 due mainly to the $3.06 million gain on the aforementioned termination of the interest rate swap which more than offset the $2.64 million increase in net losses on security transactions. Income from trust and brokerage services showed a growth of $249 thousand or 8.99% for the first quarter of 2006 over the fourth quarter of 2005. For the first quarter of 2006, income from bank owned life insurance policies and mortgage banking activities declined $267 thousand and $136 thousand, respectively, from the fourth quarter of 2005.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expenses increased $3.45 million or 11.99% for the first quarter of 2006 compared to the same period in 2005.
The increase in noninterest expenses for the first quarter of 2006 from last year’s first quarter was due mainly to an increase in salaries and benefits expense of $1.03 million or 7.34%. Salaries for the first quarter of 2006 increased $636 thousand from the first quarter of 2005 while health insurance and pension costs increased $280 thousand and $160 thousand, respectively, over the same time period. The increase in health insurance expense was due to an increase in premiums while the increase in the pension cost was due to an increase in United’s pension liability.
Net occupancy for the first quarter of 2006 increased $218 thousand or 7.04% from the first quarter of 2005 due mainly to increases in expenses related to utilities and real property taxes. Data processing expense increased $128 thousand or 9.60% for the first quarter of 2006 as compared to the first quarter of 2005. The increase was primarily due to additional outsourcing of data processing functions.
Other expenses increased $1.99 million or 23.13% for the first quarter of 2006 as compared to the same period of 2005. As previously mentioned, United incurred significant marketing and related costs during the quarter to promote and launch its new High Performance Checking program. These expenses amounted to approximately $950 thousand. The remaining increase in all other expenses in the first quarter of 2006 from last year’s first quarter was due mainly to increases in several general operating expenses, none of which were individually significant except for increases of $301 thousand in consulting fees and $230 thousand in bankcard processing fees due to increased activity.
On a linked-quarter basis, noninterest expense increased $862 thousand or 2.75%. This increase was due primarily to the costs of approximately $950 thousand associated with the High Performance Checking program. Salaries and employee benefits for the first quarter of 2006 were relatively flat from the fourth quarter of 2005, increasing only $93 thousand or less than 1%. Net occupancy expense increased $371 thousand or 12.61% primarily due to an increase in utilities expense of $207 thousand resulting from an increase in prices. Data processing expense increased $109 thousand or 8.06%. No prepayment penalties on FHLB advances were incurred during the first quarter of 2006 as compared to $406 thousand for the fourth quarter of 2005.
As previously discussed in Note 11 of the unaudited Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate any unvested options under United’s existing stock option plans, United did not recognize any compensation cost for the first quarter of 2006. Presently, United does not have any shares of common stock available for future grants to key employees as all stock option plans expired as of December 31, 2005. Prior to January 1, 2006, United accounted for its stock option plans under the intrinsic value method. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized.
At its March 20, 2006 regular meeting, the United’s Board of Directors approved the adoption of the 2006 Stock Option Plan (2006 Plan) and directed that the 2006 Plan be submitted to United’s shareholders for approval at its Annual Meeting to be held May 15, 2006. The 2006 Plan will become effective upon approval of shareholders owning a majority of the total votes cast at the Annual Meeting. Any stock options granted under the 2006 Plan will be subject to the provisions of SFAS 123R.

Income Taxes
For the first quarter of 2006, income taxes were $11.64 million as compared to $11.30 million for the first quarter of 2005. For the quarters ended March 31, 2006 and 2005, United’s effective tax rates were 32.10% and 31.33%, respectively.
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2005 in the specified contractual obligations disclosed in the Annual Report on Form 10-K.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Further discussion of derivative instruments is presented in Note 10 to the unaudited Notes to Consolidated Financial Statements.
United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Further discussion of off-balance sheet commitments is included in Note 9 to the unaudited Notes to Consolidated Financial Statements.
Liquidity
United maintains, in the opinion of management, liquidity which is sufficient to satisfy its depositors’ requirements and meet the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable, and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.
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
For the three months ended March 31, 2006, cash of $40.89 million was provided by operating activities. Net cash of $1.22 million was used in investing activities which was primarily due to loan growth of $44.14 million which was practically offset by net cash received of $43.64 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the first three months of 2006, net cash of $52.75 million was used in financing activities due primarily to repayment of short-term and long-term FHLB borrowings in the amount of $197.87 million during the quarter. Other uses of cash for financing activities included payment of $11.37 million and $11.99 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included growth in deposits of $85.82 million and an increase in federal funds purchased and securities sold under agreements to repurchase of $17.62 million and $65.00 million, respectively. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $13.08 million for the first three months of 2006.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.40% at March 31, 2006 and 11.28% at December 31, 2005, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.26% and 8.52%, respectively, at March 31, 2006, are also well above regulatory minimum requirements.
Total shareholders’ equity was $638.61 million, an increase of $3.40 million or less than 1% from December 31, 2005. United’s equity to assets ratio was 9.52% at March 31, 2006, as compared to 9.44% at December 31, 2005. The primary capital ratio, capital and reserves to total assets and reserves, was 10.23% at March 31, 2006, as compared to 10.15% at December 31, 2005. United’s average equity to average asset ratio was 9.63% and 10.05% for the quarters ended March 31, 2006 and 2005, respectively.
During the first quarter of 2006, United’s Board of Directors declared a cash dividend of $0.27 per share. Total cash dividends declared were approximately $11.33 million for the first quarter of 2006, an increase of 1.73% over the first quarter of 2005. The year 2006 is expected to be the 33rd consecutive year of dividend increases to United shareholders.

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
Interest Rate Risk
Management considers interest rate risk to be United’s most significant market risk. Interest rate risk is the exposure to adverse changes in United’s net interest income as a result of changes in interest rates. United’s earnings are largely dependent on the effective management of interest rate risk.
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
The following table shows United’s estimated earnings sensitivity profile as of March 31, 2006 and December 31, 2005:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	March 31, 2006	December 31, 2005
+200	3.12%	2.50%
+100	1.60%	1.47%
-100	-1.70%	-3.56%
-200	-7.45%	-9.62%
At March 31, 2006, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.60% over one year as compared to an increase of 1.47% at December 31, 2005. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by a estimated 3.12% over one year as of March 31, 2006, as compared to an increase of 2.50% as of December 31, 2005. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.70% and 7.45%, respectively, over one year as compared to a decrease of 3.56% and 9.62%, respectively, over one year as of December 31, 2005.
This analysis does not include the potential increased refinancing activities, which should lessen the negative impact on net income from falling rates. While it is unlikely market rates would immediately move 100 or 200 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board of Directors.
To further aid in interest rate management, United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. In addition, United uses credit with large regional banks and trust preferred securities to provide funding.
As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the first quarter of 2006 United realized a gain of $3.06 million in connection with the termination of an interest rate swap which had been used to hedge a debt which was prepaid.
During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained a subordinated interest that represented United’s right to future cash flows arising after third party investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. The book value and fair value of the subordinated interests are subject to credit, prepayment, and interest rate risks on the underlying fixed-rate residential mortgage loans in the securitization.
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. Key economic assumptions used in measuring the fair value of the subordinated interest at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Weighted average life (in years)	0.4	0.5
Prepayment speed assumption (annual rate)	15.19% - 27.00%	15.19% - 35.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	6.70% - 13.49%	6.32% - 12.95%
At March 31, 2006 and December 31, 2005, the fair values of the subordinated interest were approximately $1.0 million and $1.1 million, respectively, and are carried in the available for sale investment portfolio. The cost of the available for sale securities was zero at March 31, 2006 and December 31, 2005.
At March 31, 2006, the principal balances of the residential mortgage loans held in the securitization trust were approximately $14.6 million. Principal amounts owed to third party investors and to United in the securitization were approximately $5.5 million and $9.1 million, respectively, at March 31, 2006. United recognizes the excess of all cash flows attributable to the subordinated interest using the effective yield method. Because the amortized cost of United’s subordinated interest was zero at March 31, 2006, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors is recognized into interest income as cash is received by United over the remaining life of the loans. The weighted average term to maturity of the underlying mortgages approximated 14 years as of March 31, 2006. During the first quarter of 2006, United received cash of $960 thousand from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	March 31,	December 31,
	2006	2005
Total principal amount of loans	$14,557	$15,747
Principal amount of loans 60 days or more past due	432	541
Year to date average balances	15,232	20,271
Year to date net credit losses	187	343
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
At March 31, 2006, United’s mortgage related securities portfolio had an amortized cost of $935 million, of which approximately $838 million or 90% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having a weighted average life of approximately 2.5 years and a weighted average yield of 4.17%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would only extend to 2.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.9%, less than the price decline of a 3-year Treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 16%.
United had approximately $20 million in 30-year mortgage backed securities with a projected yield of 6.70% and a projected average life of 4.5 years on March 31, 2006. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remainder of the mortgage related securities portfolio at March 31, 2006, consisted of $25 million in adjustable rate securities (ARMs), $17 million in balloon securities, $22 million in 10-year, and $11 million in 15-year mortgage-backed pass-through securities.

Item 4. CONTROLS AND PROCEDURES
As of March 31, 2006, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to United’s risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sold within the last three (3) years that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2006:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)

1/01 – 1/31/2006	100,038	$36.64	100,000	523,700
2/01 – 2/28/2006	100,875	$37.32	95,000	428,700
3/01 – 3/31/2006	127,036	$37.59	127,000	301,700

Total	327,949	$37.22

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2006, the following shares were exchanged by participants in United’s stock option plans: February 2006 – 5,823 shares at an average price of $37.52.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2006, the following shares were purchased for the deferred compensation plan: January 2006 – 38 shares at an average price of $39.32; February 2006 – 52 shares at an average price of $37.97; and March 2006 – 36 shares at an average price of $39.29.

(3)	In August of 2004, United’s Board of Directors approved a repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
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

UNITED BANKSHARES, INC.
(Registrant)

Date: May 4, 2006	/s/ Richard M. Adams Richard M. Adams, Chairman of
the Board and Chief Executive
Officer

Date: May 4, 2006	/s/ Steven E. Wilson Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer