Form 10-Q
period 2006-06-30
UNITED BANKSHARES INC/WV
filed 2006-08-03
CIK 729986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2006
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
Class — Common Stock, $2.50 Par Value; 41,412,885 shares outstanding as of July 31, 2006.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2006 and December 31, 2005, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries, the related consolidated statements of income for the three and six months ended June 30, 2006 and 2005, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2006, the related condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	June 30	December 31
	2006	2005
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$175,540	$188,974
Interest-bearing deposits with other banks	10,087	9,836
Federal funds sold	25,857	9,152

Total cash and cash equivalents	211,484	207,962
Securities available for sale at estimated fair value (amortized cost—$1,135,915 at June 30, 2006 and $1,289,213 at December 31, 2005)	1,111,841	1,274,621
Securities held to maturity (estimated fair value—$216,522 at June 30, 2006 and $232,671 at December 31, 2005)	215,375	227,345
Loans held for sale	5,914	3,324
Loans	4,813,644	4,656,522
Less: Unearned income	(6,666)	(6,693)

Loans net of unearned income	4,806,978	4,649,829
Less: Allowance for loan losses	(44,180)	(44,138)

Net loans	4,762,798	4,605,691
Bank premises and equipment	38,870	39,626
Goodwill	167,421	167,487
Accrued interest receivable	32,245	32,027
Other assets	171,925	170,409

TOTAL ASSETS	$6,717,873	$6,728,492

Liabilities
Deposits:
Noninterest-bearing	$910,744	$959,674
Interest-bearing	3,844,736	3,657,778

Total deposits	4,755,480	4,617,452
Borrowings:
Federal funds purchased	66,830	61,370
Securities sold under agreements to repurchase	561,208	525,604
Federal Home Loan Bank borrowings	535,053	723,818
Other short-term borrowings	3,208	4,451
Other long-term borrowings	88,654	88,913
Allowance for lending-related commitments	8,715	8,733
Accrued expenses and other liabilities	63,698	62,946

TOTAL LIABILITIES	6,082,846	6,093,287

Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at June 30, 2006 and December 31, 2005, including 2,808,763 and 2,312,653 shares in treasury at June 30, 2006 and December 31, 2005, respectively	110,802	110,802
Surplus	95,778	97,374
Retained earnings	542,753	515,227
Accumulated other comprehensive loss	(17,840)	(10,551)
Treasury stock, at cost	(96,466)	(77,647)

TOTAL SHAREHOLDERS’ EQUITY	635,027	635,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,717,873	$6,728,492

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income
Interest and fees on loans	$81,687	$66,024	$158,249	$129,090
Interest on federal funds sold and other short-term investments	429	220	720	346
Interest and dividends on securities:
Taxable	14,307	13,653	29,437	27,659
Tax-exempt	4,038	2,282	7,636	4,360

Total interest income	100,461	82,179	196,042	161,455

Interest expense
Interest on deposits	28,041	16,633	52,495	31,320
Interest on short-term borrowings	8,388	4,013	15,887	7,427
Interest on long-term borrowings	8,452	8,075	17,059	16,260

Total interest expense	44,881	28,721	85,441	55,007

Net interest income	55,580	53,458	110,601	106,448
Provision for credit losses	348	504	598	1,615

Net interest income after provision for credit losses	55,232	52,954	110,003	104,833

Other income
Fees from trust and brokerage services	3,647	2,741	6,667	5,499
Service charges, commissions, and fees	8,964	8,517	17,625	16,339
Income from bank-owned life insurance	1,061	1,459	2,104	2,423
Income from mortgage banking operations	150	227	379	353
Security (losses) gains	(99)	58	(2,937)	982
Gain on termination of interest rate swap associated with prepayment of FHLB advance	—	—	3,060	—
Other income	702	357	1,189	682

Total other income	14,425	13,359	28,087	26,278

Other expense
Salaries and employee benefits	15,951	14,921	31,049	28,987
Net occupancy expense	3,114	3,051	6,427	6,146
Equipment expense	1,314	1,673	3,032	3,313
Data processing expense	1,490	1,535	2,951	2,868
Other expense	10,294	9,397	20,892	18,004

Total other expense	32,163	30,577	64,351	59,318

Income before income taxes	37,494	35,736	73,739	71,793
Income taxes	12,035	11,222	23,670	22,519

Net income	$25,459	$24,514	$50,069	$49,274

Earnings per common share:
Basic	$0.61	$0.57	$1.20	$1.15

Diluted	$0.60	$0.57	$1.19	$1.14

Dividends per common share	$0.27	$0.26	$0.54	$0.52

Average outstanding shares:
Basic	41,684,404	42,659,573	41,803,404	42,779,299
Diluted	42,084,164	43,121,982	42,228,600	43,269,361
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2006
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2006	44,320,832	$110,802	$97,374	$515,227	($10,551)	($77,647)	$635,205

Comprehensive income:
Net income	—	—	—	50,069	—	—	50,069
Other comprehensive income, net of tax:
Unrealized loss on securities of $8,073 net of reclassification adjustment for losses included in net income of $1,909	—	—	—	—	(6,164)	—	(6,164)
Termination of cash flow hedge, net of tax of $727	—	—	—	—	(1,350)	—	(1,350)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	225	—	225

Total comprehensive income							42,780
Purchase of treasury stock (683,409 shares)	—	—	—	—	—	(25,163)	(25,163)
Cash dividends ($0.54 per share)	—	—	—	(22,543)	—	—	(22,543)
Common stock options exercised (187,299 shares)	—	—	(1,596)	—	—	6,344	4,748

Balance at June 30, 2006	44,320,832	$110,802	$95,778	$542,753	($17,840)	($96,466)	$635,027

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30
(Dollars in thousands)	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$54,904	$52,977

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	12,571	2,397
Purchases of securities held to maturity	(587)	(453)
Proceeds from sales of securities available for sale	130,245	192,021
Proceeds from maturities and calls of securities available for sale	110,108	100,842
Purchases of securities available for sale	(91,793)	(236,035)
Net purchases of bank premises and equipment	(1,434)	(1,360)
Net change in loans	(158,482)	(106,615)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	628	(49,203)

FINANCING ACTIVITIES
Cash dividends paid	(22,676)	(22,338)
Excess tax benefits from stock-based compensation arrangements	431	—
Acquisition of treasury stock	(24,936)	(18,626)
Proceeds from exercise of stock options	4,316	1,231
Repayment of long-term Federal Home Loan Bank borrowings	(51,994)	(126,664)
Proceeds from long-term Federal Home Loan Bank borrowings	—	150,000
Changes in:
Deposits	138,028	216,378
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(95,179)	(146,935)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(52,010)	53,046

Increase in cash and cash equivalents	3,522	56,820

Cash and cash equivalents at beginning of year	207,962	153,465

Cash and cash equivalents at end of period	$211,484	$210,285

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2006 and 2005 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in United’s 2005 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2005 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.
New Accounting Standards: In July 2006, the Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. United is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to determine the impact of the standard.
In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for United on January 1, 2007 and is not expected to have a material impact on United’s consolidated financial statements.
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
2. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$21,473	—	$175	$21,298
State and political subdivisions	110,656	$1,374	1,956	110,074
Mortgage-backed securities	813,714	653	24,987	789,380
Marketable equity securities	6,599	313	148	6,764
Other	183,473	1,846	994	184,325

Total	$1,135,915	$4,186	$28,260	$1,111,841

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,133	—	$114	$11,019
State and political subdivisions	113,537	$2,054	1,026	114,565
Mortgage-backed securities	968,186	2,233	20,028	950,391
Marketable equity securities	6,914	389	89	7,214
Other	189,443	2,518	529	191,432

Total	$1,289,213	$7,194	$21,786	$1,274,621

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

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2006 and December 31, 2005:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
June 30, 2006
Treasuries and agencies	$14,928	$54	$2,872	$121
State and political	38,708	1,653	7,325	303
Mortgage-backed	182,750	3,928	582,867	21,059
Marketable equity securities	136	10	839	138
Other	15,676	590	17,130	404

Total	$252,198	$6,235	$611,033	$22,025

December 31, 2005
Treasuries and agencies	$5,627	$22	$2,901	$92
State and political	43,094	946	2,466	80
Mortgage-backed	397,788	6,622	478,820	13,406
Marketable equity securities	—	—	879	89
Other	17,510	265	18,174	264

Total	$464,019	$7,855	$503,240	$13,931

Gross unrealized losses on available for sale securities were $28,260 at June 30, 2006. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of June 30, 2006 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
As previously reported, at March 31, 2006, as part of a balance sheet repositioning strategy, management specifically identified approximately $86 million of impaired, low-yielding, fixed rate investment securities for sale. These securities consisted of Collateralized Mortgage Obligations (CMOs) with an average investment yield of approximately 3.5% and an average remaining life of 1.7 years. Since United did not have the positive intent to hold these securities to recovery, United recognized a loss of approximately $2.93 million in the first quarter of 2006 related to these securities. On April 4, 2006 these securities were sold.

The amortized cost and estimated fair value of securities available for sale at June 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$17,908	$18,133	$7,735	$7,733
Due after one year through five years	84,373	81,857	81,964	81,498
Due after five years through ten years	243,568	236,729	262,408	257,134
Due after ten years	783,467	768,358	930,192	921,042
Marketable equity securities	6,599	6,764	6,914	7,214

Total	$1,135,915	$1,111,841	$1,289,213	$1,274,621

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,736	$323	—	$12,059
State and political subdivisions	65,619	1,097	$27	66,689
Mortgage-backed securities	315	6	—	321
Other	137,705	2,015	2,267	137,453

Total	$215,375	$3,441	$2,294	$216,522

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,787	$1,017	—	$12,804
State and political subdivisions	67,304	1,786	$1	69,089
Mortgage-backed securities	395	16	—	411
Other	147,859	3,660	1,152	150,367

Total	$227,345	$6,479	$1,153	$232,671

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,862	$1,867	$13,057	$13,106
Due after one year through five years	41,180	41,881	39,012	40,552
Due after five years through ten years	24,799	25,224	23,612	24,165
Due after ten years	147,534	147,550	151,664	154,848

Total	$215,375	$216,522	$227,345	$232,671

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $989,476 and $1,007,896 at June 30, 2006 and December 31, 2005, respectively.
3. LOANS
Major classifications of loans are as follows:

	June 30,	December 31,
	2006	2005
Commercial, financial and agricultural	$923,430	$934,780
Real estate:
Single-family residential	1,777,578	1,745,824
Commercial	1,177,618	1,126,095
Construction	447,483	347,274
Other	127,361	122,487
Installment	360,174	380,062

Total gross loans	$4,813,644	$4,656,522

The table above does not include loans held for sale of $5,914 and $3,324 at June 30, 2006 and December 31, 2005, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $118,856 and $111,365 at June 30, 2006 and December 31, 2005, respectively.
4. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of

$8,715 and $8,733 at June 30, 2006 and December 31, 2005, respectively, is separately identified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Balance at beginning of period	$52,965	$51,424	$52,871	$51,353
Provision	348	504	598	1,615

	53,313	51,928	53,469	52,968
Loans charged-off	(643)	(1,039)	(1,314)	(2,577)
Less: Recoveries	225	744	740	1,242

Net Charge-offs	(418)	(295)	(574)	(1,335)

Balance at end of period	$52,895	$51,633	$52,895	$51,633

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
Nonperforming assets are summarized as follows:

	June 30,	December 31,
	2006	2005
Nonaccrual loans	$6,958	$7,146
Loans past due 90 days or more and still accruing interest	6,531	6,039

Total nonperforming loans	13,489	13,185

Other real estate owned	2,313	2,941

Total nonperforming assets	$15,802	$16,126

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At June 30, 2006, the recorded investment in loans that were considered to be impaired was $18,338 (of which $6,958 were on a nonaccrual basis). Included in this amount is $7,174 of impaired loans for which the related allowance for credit losses is $1,388 and $11,164 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2005, the recorded investment in loans that were considered to be impaired was $16,553 (of which $7,146 were on a nonaccrual basis). Included in this amount was $5,830 of impaired loans for which the related allowance for credit losses was $1,008, and $10,723 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended June 30, 2006 and for the year ended December 31, 2005 was approximately $17,672 and $15,940, respectively.
United recognized interest income on impaired loans of approximately $246 and $482 for the quarter and six months ended June 30, 2006, respectively, and $90 and $196 for the quarter and six months ended June 30, 2005, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $348 and $669 for the quarter and six months ended June 30, 2006, respectively, and $185 and $423 for the quarter and six months ended June 30, 2005, respectively.
6. INTANGIBLE ASSETS
Total goodwill was $167,421 and $167,487 as of June 30, 2006 and December 31, 2005, respectively. The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($16,357)	$3,533

Goodwill not subject to amortization			$167,421

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($15,363)	$4,527

Goodwill not subject to amortization			$167,487

United incurred amortization expense of $484 and $994 for the quarter and six months ended June 30, 2006, respectively, and $586 and $1,197 for the quarter and six months ended June 30, 2005, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2006	$1,871
2007	1,462
2008	817
2009	303
2010	74
7. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2006, federal funds purchased were $66,830 while securities sold under agreements to repurchase were $561,208.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At June 30, 2006, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of June 30, 2006, United Bank (VA) had an outstanding balance of $3,208 and had additional funding available of $1,792.
8. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB

makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2006, United had an unused borrowing amount of approximately $1,439,715 available subject to delivery of collateral after certain trigger points.
At June 30, 2006, $535,053 of FHLB advances with a weighted-average interest rate of 6.11% is scheduled to mature within the next twelve years. The scheduled maturities of borrowings are as follows:

Year	Amount
2006	$130,000
2007	—
2008	100,471
2009	—
2010 and thereafter	304,582

Total	$535,053

United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2006 and December 31, 2005, the outstanding balances of the Debentures were $88,654 and $88,913 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,785,022 and $1,823,909 of loan commitments outstanding as of June 30, 2006 and December 31, 2005, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $939 and $1,021 as of June 30, 2006 and December 31, 2005, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $105,951 and $139,572 as of June 30, 2006 and December 31, 2005, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.
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
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. United has only fair value hedges as of June 30, 2006.
SFAS No. 133 requires all derivative instruments to be carried at fair value on the balance sheet. SFAS No. 133 provides for special accounting provisions for perfect hedges where the critical terms of the hedged financial instruments (i.e. FHLB advances or fixed commercial loans) and the interest rate payments to be received on the swaps coincide and thus are highly effective in offsetting changes in the fair value of the hedged financial instruments over their remaining term. For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within stockholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax.
Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, an assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items. If it is determined a derivative instrument has not been highly effective as a hedge, hedge accounting is discontinued.
The tables below set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2006:
Derivative Classifications and Hedging Relationships
June 30, 2006

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,341	$336	$—
Hedging FHLB Borrowings	100,000	—	8,994

Total Derivatives Designated as Fair Value Hedges:	$114,341	$336	$8,994

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$114,341	$336	$8,994

Derivative Instruments
June 30, 2006

	Notional	Average	Average	Estimated
	Amount	Receive Rate	Pay Rate	Fair Value
Fair Value Hedges:
Receive Fixed Swap (FHLB Borrowing)	$100,000	6.43%		$(8,994)
Pay Fixed Swap (Commercial Loans)	14,341		6.27%	336

Total Derivatives Used in Fair Value Hedges	$114,341			$(8,658)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$114,341			$(8,658)

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
A summary of derivative financial instruments not in hedge relationships by type of activity is as follows:

	Other Derivative Instruments
	June 30, 2006
	Net Derivative	Net Gains
	Asset (Liability)	(Losses)
Other Derivative Instruments:
Interest Rate Risk Management	$70	$35
Customer Risk Management	(70)	(35)

Total Other Derivative Instruments	$—	$—

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
On January 1, 2006, United adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for the second quarter and first six months of 2006. Accordingly, the adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share.

At its March 20, 2006 regular meeting, the United’s Board of Directors approved the adoption of the 2006 Stock Option Plan and directed that the 2006 Stock Option Plan be submitted to United’s shareholders for approval at its Annual Meeting of Shareholders (the 2006 Annual Meeting). At the 2006 Annual Meeting held on May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. No shares have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R.
United currently has options outstanding from various option plans other than the 2006 Stock Option Plan (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms.
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
United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee stock options compared to the Black-Scholes options pricing model. For United, the difference in fair values calculated under each option pricing model was immaterial. The table below reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect for the first quarter and six months ended June 30, 2005.

The following pro forma disclosures present United’s consolidated net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of the option:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net Income, as reported	$24,514	$49,274
Less pro forma expense related to options granted, net of tax	(300)	(601)

Pro forma net income	$24,214	$48,673

Pro forma net income per share:
Basic – as reported	$0.57	$1.15
Basic – pro forma	$0.57	$1.14

Diluted – as reported	$0.57	$1.14
Diluted – pro forma	$0.56	$1.12
A summary of option activity under the Plans as of June 30, 2006, and the changes during the first six months of 2006 is presented below:

	Six Months Ended June 30, 2006
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2006	2,115,965			$27.29
Granted	—			—
Exercised	184,254			24.66
Forfeited or expired	19,596			34.03

Outstanding at June 30, 2006	1,912,115	$17,700	5.9	$27.47

Exercisable at June 30, 2006	1,912,115	$17,700	5.9	$27.47

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at June 30, 2006 were 21,079. Options granted through the reinvestment of dividends during the first six months of 2006 were 330. Options exercised during the first six months of 2006 were 3,045. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.

Cash received from options exercised under the Plans for the six months ended June 30, 2006 and 2005 was $4.32 million and $1.19 million, respectively. During the six months ended June 30, 2006 and 2005, 184,254 and 60,832 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the six months ended June 30, 2006 and 2005. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2006 and 2005 was $2.45 million and $790 thousand, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $431 thousand from excess tax benefits related to share-based compensation for the six months ended June 30, 2006. Cash flows of $160 thousand from excess tax benefits related to share-based compensation were reported as operating activities for the six months ended June 30, 2005.
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

Net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2006	2005	2006	2005
Service cost	$534	$468	$1,062	$933
Interest cost	809	756	1,609	1,504
Expected return on plan assets	(1,184)	(1,114)	(2,355)	(2,216)
Amortization of transition asset	(44)	(44)	(87)	(87)
Recognized net actuarial loss	231	170	459	338

Net periodic pension cost	$346	$236	$688	$472

Weighted-Average Assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on assets	8.50%	9.00%	8.50%	9.00%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
13. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2006	2005	2006	2005
Net Income	$25,459	$24,514	$50,069	$49,274
Securities available for sale:
Net change in unrealized (losses) gains on available for sale securities arising during the period	(8,460)	8,638	(12,420)	(6,662)
Related income tax effect	2,961	(3,023)	4,347	2,332
Net reclassification adjustment for losses (gains) included in net income	99	(57)	2,937	(982)
Related income tax (benefit) expense	(35)	20	(1,028)	344
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	164	191	346	380
Related income tax expense	(57)	(67)	(121)	(133)

Net effect on other comprehensive (loss) income	(5,328)	5,702	(5,939)	(4,721)
Cash flow hedge derivative:
Termination of cash flow hedge	—	—	(2,077)	—
Related income tax expense	—	—	727	—

Net effect on other comprehensive income	—	—	(1,350)	—

Total change in other comprehensive income	(5,328)	5,702	(7,289)	(4,721)

Total Comprehensive Income	$20,131	$30,216	$42,780	$44,553

14. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Basic
Net Income	$25,459	$24,514	$50,069	$49,274

Average common shares outstanding	41,684,404	42,659,573	41,803,404	42,779,299

Earnings per basic common share	$0.61	$0.57	$1.20	$1.15

Diluted
Net Income	$25,459	$24,514	$50,069	$49,274

Average common shares outstanding	41,684,404	42,659,573	41,803,404	42,779,299
Equivalents from stock options	399,760	462,409	425,196	490,062

Average diluted shares outstanding	42,084,164	43,121,982	42,228,600	43,269,361

Earnings per diluted common share	$0.60	$0.57	$1.19	$1.14

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, the valuation of derivative instruments, and the calculation of the income tax provision to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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
FINANCIAL CONDITION
United’s total assets as of June 30, 2006 were relatively flat compared to December 31, 2005. Total assets at June 30, 2006 were $6.72 billion, down $10.62 million or less than 1% from year-end 2005, primarily the result of a $174.75 million or 11.63% decline in investment securities. Partially offsetting this decrease in investment securities were increases in portfolio loans of $157.15 million or 3.38%, cash and cash equivalents of $3.52 million or 1.69% and loans held for sale of $2.59 million or 77.92%. The decrease in total assets is reflected in corresponding decreases in total liabilities and shareholders’ equity of $10.44 million and $178 thousand, respectively, from year-end 2005. The decrease in total liabilities was due mainly to a reduction of $188.77 million or 26.08% in Federal Home Loan Bank (FHLB) borrowings. Partially offsetting this decrease in FHLB borrowings were increases in deposits of $138.03 million or 2.99%, securities sold under agreements to repurchase of $35.60 million or 6.77% and federal funds purchased of $5.46 million or 8.90%. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents
Cash and cash equivalents increased $3.52 million or 1.69% comparing June 30, 2006 to year-end 2005. Of this total increase, federal funds sold and interest-bearing deposits with other banks increased $16.71 million and $251 thousand, respectively, while cash and due from banks decreased $13.43 million. During the first six months of 2006, net cash of $54.90 million and $628 thousand was provided by operating activities and investing activities, respectively. Net cash of $52.01 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2006 and 2005.
Securities
Total investment securities at June 30, 2006 decreased $174.75 million or 11.63% since year-end 2005. The decline in investment securities is a result of management’s decision not to reinvest cash flows generated by the investment portfolio because of the flat yield curve, but rather use the cash flows to repay borrowings. Securities available for sale decreased $162.78 million or 12.77%. This change in securities available for sale reflects $242.99 million in sales, maturities and calls of securities, $91.79 million in purchases and a decrease of $9.48 million in market value. Securities held to maturity decreased $11.97 million or 5.27% from year-end 2005. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale increased $2.59 million or 77.92% as loan originations exceeded loan sales in the secondary market during the first six months of 2006. Portfolio loans, net of unearned income, increased $157.15 million or 3.38% from year-end 2005 largely the result of increased loan production as all major classifications of loans increased except for commercial (not secured by real estate) and consumer loans. Since year-end 2005, construction loans increased $100.21 million or 28.86%, single-family residential real estate loans increased $31.75 million or 1.82%, commercial real estate loans increased $51.52 million or 4.58% and other real estate secured loans increased $4.87 million or 3.98%. Commercial loans (not secured by real estate) and consumer loans decreased $11.35 million or 1.21% and $19.89 million or 5.23%, respectively, from year-end 2005. The table below summarizes the changes in the loan categories since year-end 2005:

	June 30	December 31
(Dollars in thousands)	2006	2005	$ Change	% Change
Loans held for sale	$5,914	$3,324	$2,590	77.92%

Commercial, financial, and agricultural	$923,430	$934,780	$(11,350)	(1.21%)
Real Estate:
Single family residential	1,777,578	1,745,824	31,754	1.82%
Commercial	1,177,618	1,126,095	51,523	4.58%
Construction	447,483	347,274	100,209	28.86%
Other	127,361	122,487	4,874	3.98%
Consumer	360,174	380,062	(19,888)	(5.23%)
Less: Unearned income	(6,666)	(6,693)	27	(0.40%)

Total Loans, net of unearned income	$4,806,978	$4,649,829	$157,149	3.38%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets were relatively flat, increasing $1.52 million or less than 1% from year-end 2005. This slight increase was primarily due to a $3.32 million increase in deferred tax assets related primarily to the decline in market value on available for sale securities. Partially offsetting this increase was a decline of $1.74 million in derivative assets related primarily to the termination of an interest rate swap in the first quarter of 2006 associated with the repayment of a hedged $50 million variable rate FHLB advance.
Deposits
Total deposits at June 30, 2006 grew $138.03 million or 2.99% since year-end 2005. In terms of composition, noninterest-bearing deposits decreased $48.93 million or 5.10% while interest-bearing deposits increased $186.96 million or 5.11% from December 31, 2005. The decrease in noninterest-bearing deposits was due mainly to a $35.06 million or 11.76% decrease in consumer non-interest bearing deposits due mainly to the High Performance Checking program that United launched during the first quarter of 2006. Most of the checking accounts offered by United in its High Performance Checking program are interest- bearing, and customers switched from their traditional non-interest bearing checking accounts to the new interest-bearing High Performance Checking products. Commercial non-interest bearing deposits declined $26.61 million or 4.27% as customers shifted money into interest-bearing products.
The increase in interest-bearing deposits was due primarily to growth of $167.33 million or 13.92% in time deposits under $100,000 due to higher interest rates. Interest-bearing checking accounts increased $64.41 million or 39.34% due mainly to the High Performance Checking program. The table below summarizes the changes in the deposit categories since year-end 2005:

	June 30	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Demand deposits	$709,800	$712,729	$(2,929)	(0.41%)
Interest-bearing checking	228,128	163,717	64,411	39.34%
Regular savings	330,078	338,763	(8,685)	(2.56%)
Money market accounts	1,448,370	1,544,233	(95,863)	(6.21%)
Time deposits under $100,000	1,369,824	1,202,496	167,328	13.92%
Time deposits over $100,000	669,280	655,514	13,766	2.10%

Total deposits	$4,755,480	$4,617,452	$138,028	2.99%

Borrowings
Total borrowings at June 30, 2006 decreased $149.20 million or 10.63% during the first six months of 2006. Since year-end 2005, short-term borrowings decreased $95.18 million or 11.11% due mainly to a $135.00 million reduction in overnight FHLB borrowings. Federal funds purchased and securities sold under agreements to repurchase increased $5.46 million and $35.60 million, respectively since year-end 2005. Long-term borrowings decreased $54.02 million or 9.86% due primarily to the repayment of a $50 million FHLB advance during the first quarter of 2006. The table below summarizes the change in the borrowing categories since year-end 2005:

	June 30	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Federal funds purchased	$66,830	$61,370	$5,460	8.90%
Securities sold under agreements to repurchase	561,208	525,604	35,604	6.77%
Overnight FHLB advances	130,000	265,000	(135,000)	(50.94%)
TT&L note option	3,208	4,451	(1,243)	(27.93%)
Long-term FHLB advances	405,053	458,818	(53,765)	(11.72%)
Issuances of trust preferred capital securities	88,654	88,913	(259)	(0.29%)

Total borrowings	$1,254,953	$1,404,156	($149,203)	(10.63%)

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2006 increased $752 thousand or 1.19% from year-end 2005 due mainly to increases in interest payable of $2.21 million from higher interest rates and the derivative liability related to a decline in the fair value of certain interest rate swaps of $1.81 million. Partially offsetting these increases were decreases of $1.94 million in business franchise taxes and $1.61 million in other accrued expenses due mainly to payments made.
Shareholders’ Equity
The change in shareholders’ equity at June 30, 2006 was relatively flat, decreasing $178 thousand or less than 1% from December 31, 2005 as United continued to balance capital adequacy and the return to shareholders. The slight decrease in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $27.53 million since year-end 2005.
The balance in treasury stock increased $18.82 million since year-end 2005 as treasury stock repurchases exceeded stock option redemptions since year-end 2005. During the first six months of 2006, a total of 677,000 shares were repurchased under plans approved by United’s Board of Directors. United repurchased 623,700 shares to complete a plan announced by United in 2004 to repurchase up to 1.775 million shares of its common stock on the open market. An additional 53,300 shares were repurchased under a new plan approved by United’s Board of Directors in May of 2006 to repurchase up to 1.7 million shares of United’s common stock on the open market. Accumulated other comprehensive income decreased $7.29 million due mainly to a decline of $6.16 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio.

RESULTS OF OPERATIONS
Overview
Net income for the first six months of 2006 was $50.07 million or $1.19 per diluted share compared to $49.27 million or $1.14 per share for the first six months of 2005. These results represent a 1.61% increase in net income and a 4.39% increase in diluted earnings per share. Net income for the second quarter of 2006 was $25.46 million, an increase of 3.85% from the $24.51 million reported for the prior year second quarter. Second quarter 2006 earnings were $0.60 per diluted share, as compared to the $0.57 per share reported for the second quarter of 2005. This represents a 5.26% increase in diluted earnings per share.
United’s annualized return on average assets for the first six months of 2006 was 1.51% and return on average shareholders’ equity was 15.67% as compared to 1.56% and 15.60% for the first six months of 2005. For the second quarter of 2006, United’s annualized return on average assets was 1.53% while the return on average equity was 15.84% as compared to 1.55% and 15.50%, respectively, for the second quarter of 2005.
Tax-equivalent net interest income for the first six months of 2006 was $118.12 million, an increase of $5.94 million or 5.29% from the prior year’s first six months. Tax-equivalent net interest income increased $2.94 million or 5.21% for the second quarter of 2006 as compared to the same period for 2005. The provision for credit losses was $598 thousand for the first six months of 2006 as compared to $1.62 million for the first six months of 2005. For the quarters ended June 30, 2006 and 2005, the provision for credit losses was $348 thousand and $504 thousand, respectively. Noninterest income was $28.09 million for the first six months of 2006, up $1.81 million or 6.88% when compared to the first six months of 2005. For the second quarter of 2006, noninterest income was $14.43 million, an increase of $1.07 million or 7.98% from the second quarter of 2005. The largest increase came from fees from trust and brokerage services. Noninterest expense increased $5.03 million or 8.48% for the six months of 2006 compared to the same period in 2005. For the second quarter of 2006, noninterest expenses increased $1.59 million or 5.19% from the second quarter of 2005. The largest increase was in salaries and employee benefits. United’s effective tax rate was 32.10% and 31.37% for the first six months of 2006 and 2005, respectively, and 32.10% and 31.40% for the second quarter of 2006 and 2005, respectively.
Net Interest Income
Tax-equivalent net interest for the first six months of 2006 was $118.12 million, an increase of $5.94 million or 5.29% from the prior year’s first six months as average earning assets increased $293.35 million or 5.03% due to average loan growth of $282.64 million or 6.39%. For the six months ended June 30, 2006, interest income from United’s asset securitization increased $2.16 million from the same period in 2005. The average yield on earning assets for the first six months of 2006 increased 92 basis points from the first six months of 2005 due to higher interest rates. However, as a result of the higher interest rates, the average cost of funds for the first six months of 2006 increased 107 basis points from the first six months of 2005. A sustained flat yield curve between short-term and long-term interest rates has resulted in a lesser increase in yields on earning assets while the upward trend in the general market interest rates has resulted in a more significant increase to funding costs. The net interest margin for the first half of 2006 was 3.87%, up a basis point from a net interest margin of 3.86% during the same period last year.
Tax-equivalent net interest income for the second quarter of 2006 was $59.37 million, an increase of $2.94 million or 5.21% from the second quarter of 2005. This increase in tax-equivalent net interest income was due mainly to a $326.25 million or 7.34% growth in average loans for the second quarter of 2006 over last year’s second quarter. Average earning assets grew $300.03 million or 5.15% for the second quarter of 2006 as the growth in average loans was partially offset by a decline in average investments of $33.99 million or 2.44% from the second quarter of 2005. In the second quarter of 2006, the net interest margin was favorably impacted by additional interest income of approximately $1.24 million from United’s asset securitization when compared to the second quarter of 2005. The average yield on earning assets for the second quarter of 2006 increased 96 basis points from the second quarter of 2005 as a result of higher interest rates. However, the cost of funds increased 112 basis points for the second quarter of 2006 over last year’s second quarter. The net interest margin for both the second quarter of 2006 and 2005 was 3.88%.
On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2006 increased $617 thousand or 1.05% compared to the first quarter of 2006 due primarily to average loan growth of $132.70 million or 2.86% for the quarter. Average earning assets were relatively flat for the quarter, growing only $2.54 million or less than 1% as the average loan growth was mostly offset by a decline in average investments of $128.87 million or 8.67% due to management’s decision not to replace securities that matured or were called or sold. Additionally, interest income from United’s prior asset securitization increased $504 thousand from the first quarter of 2006.The yield on average earning assets for the quarter increased 27 basis points as the yield on net loans increased 18 basis points. However, the average cost of funds increased 29 basis points. The net interest margin for the second quarter of 2006 of 3.88% was an increase of two basis points from the net interest margin of 3.86% for the first quarter of 2006.

Tables 1 and 2 below show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 9%.
Table 1

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$40,183	$429	4.28%	$31,901	$220	2.77%
Investment Securities:
Taxable	1,122,556	14,307	5.10%	1,197,814	13,653	4.56%
Tax-exempt (1) (2)	234,888	5,303	9.03%	193,624	3,230	6.67%

Total Securities	1,357,444	19,610	5.78%	1,391,438	16,883	4.85%
Loans, net of unearned income (1) (2) (3)	4,769,657	84,210	7.08%	4,443,406	68,044	6.14%
Allowance for loan losses	(44,146)			(43,635)

Net loans	4,725,511		7.14%	4,399,771		6.20%

Total earning assets	6,123,138	$104,249	6.82%	5,823,110	$85,147	5.86%

Other assets	553,632			537,322

TOTAL ASSETS	$6,676,770			$6,360,432

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,783,234	$28,041	2.97%	$3,479,012	$16,633	1.92%
Short-term borrowings	817,498	8,388	4.12%	727,266	4,013	2.21%
Long-term borrowings	495,016	8,452	6.85%	575,413	8,075	5.63%

Total Interest-Bearing Funds	5,095,748	44,881	3.53%	4,781,691	28,721	2.41%

Noninterest-bearing deposits	873,594			892,542
Accrued expenses and other liabilities	62,560			51,986

TOTAL LIABILITIES	6,031,902			5,726,219
SHAREHOLDERS’ EQUITY	644,868			634,213

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,676,770			$6,360,432

NET INTEREST INCOME		$59,368			$56,426

INTEREST SPREAD			3.29%			3.45%

NET INTEREST MARGIN			3.88%			3.88%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$40,869	$720	3.55%	$29,190	$346	2.39%
Investment Securities:
Taxable	1,184,670	29,437	4.97%	1,229,465	27,659	4.50%
Tax-exempt (1) (2)	236,850	10,145	8.57%	192,343	6,225	6.47%

Total Securities	1,421,520	39,582	5.57%	1,421,808	33,884	4.77%
Loans, net of unearned income (1) (2) (3)	4,703,674	163,258	6.99%	4,421,031	132,958	6.05%
Allowance for loan losses	(44,187)			(43,507)

Net loans	4,659,487		7.05%	4,377,524		6.11%

Total earning assets	6,121,876	$203,560	6.69%	5,828,522	$167,188	5.77%

Other assets	556,728			533,385

TOTAL ASSETS	$6,678,604			$6,361,907

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,739,750	$52,495	2.83%	$3,457,806	$31,320	1.83%
Short-term borrowings	825,858	15,887	3.88%	733,421	7,427	2.04%
Long-term borrowings	519,835	17,059	6.62%	595,315	16,260	5.51%

Total Interest-Bearing Funds	5,085,443	85,441	3.39%	4,786,542	55,007	2.32%

Non-interest bearing deposits	887,098			884,940
Accrued expenses and other liabilities	61,897			53,631

TOTAL LIABILITIES	6,034,438			5,725,113
SHAREHOLDERS’ EQUITY	644,166			636,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,678,604			$6,361,907

NET INTEREST INCOME		$118,119			$112,181

INTEREST SPREAD			3.30%			3.45%

NET INTEREST MARGIN			3.87%			3.86%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
At June 30, 2006, nonperforming loans were $13.49 million or 0.28% of loans, net of unearned income compared to nonperforming loans of $13.19 million or 0.28% of loans, net of unearned income at December 31, 2005, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At June 30, 2006, nonaccrual loans were $6.96 million, a decrease of $188 thousand or 2.63% from $7.15 million at year-end 2005. Loans past due 90 days or more were $6.53 million at June 30, 2006, an increase of $492 thousand or 8.15% from $6.04 million at year-end 2005. Total nonperforming assets of $15.80 million, including OREO of $2.31 million at June 30, 2006, represented 0.24% of total assets at the end of the second quarter. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.
At June 30, 2006, impaired loans were $18.34 million, which was an increase of $1.79 million from the $16.55 million in impaired loans at December 31, 2005. This increase in impaired loans was due primarily to loans to three customers totaling $1.25 million. Currently, no specific allowance allocation is required as the credits are adequately collateralized. However, based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.
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
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At June 30, 2006, the allowance for credit losses was $52.90 million as compared to $52.87 million at December 31, 2005. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.10% at June 30, 2006 and 1.14% of loans, net of unearned income at December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 392.1% and 401.0% at June 30, 2006 and December 31, 2005, respectively.
The provision for credit losses for the first six months of 2006 and 2005 was $598 thousand and $1.62 million, respectively. For the quarters ended June 30, 2006 and 2005, the provision for credit losses was $348 thousand and $504 thousand, respectively. Net charge-offs for the first six months of 2006 were $574 thousand as compared to $1.34 million for the first six months of 2005. Net charge-offs were $418 thousand for the second quarter of 2006 as compared to net charge-offs of $295 thousand for the same quarter in 2005. Note 4 to the accompanying unaudited Notes to unaudited Consolidated Financial Statements provides a progression of the allowance for credit losses.
In determining the adequacy of the allowance for credit losses, management makes allocations to specific commercial loans classified by management as to the level of risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. Specific loss allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current conditions and risk factors to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all credit losses. The allowance for imprecision is a relatively small component of the total allowance for credit losses and recognizes the normal variance resulting from the process of estimation. Differences between actual loan loss experience and estimates are reviewed on a quarterly basis and adjustments are made to those estimates.
United’s formal company-wide process at June 30, 2006 produced increased allocations in two of the four loan categories from December 31, 2005. The components of the allowance allocated to commercial loans increased by $2 million due to the segmentation of the portfolio into two additional loan pools for which special allocations of $1.2 million were established. The remainder of the increase was primarily driven by an increase in specific loan allocations on impaired loans of $380 thousand and an allocation of $420 thousand due to an increase in loan volume. These factors were somewhat offset by changes in historical loss rates. The allocation for the real estate construction loan pool also rose during the quarter rose by $944 thousand primarily due to changes in loan volume, loss rate factors and qualitative adjustments. The allocation for consumer loans decreased $1.5 million as a result of decreases in historical loss rates, loan volume and qualitative factors. The allocation for real estate loans decreased by $705 thousand due to changes in loan volume and loss rates. The unfunded commitments liability was stable, decreasing by $18 thousand primarily due to changes in unfunded exposure and historical loss rates.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the subsidiary banks will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $1.4 million at June 30, 2006 and $1.0 million at December 31, 2005. Compared to year-end, this element of the allowance increased by $380 thousand primarily due to one large and several smaller new commercial impaired loans.
An allowance is also recognized for imprecision inherent in estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at June 30, 2006 by $668 thousand from year-end 2005 to $1.6 million. This represents only 2.9% of the bank’s total allowance for credit loss and in as much as this variance is within a predetermined narrow parameter, the methodology has confirmed that the United’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $52.90 million at June 30, 2006 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.

United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, Southeastern Ohio, Virginia and Maryland. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
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
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income was $28.09 million for the first six months of 2006, up $1.81 million or 6.88% when compared to the first six months of 2005. For the second quarter of 2006, noninterest income was $14.43 million, an increase of $1.07 million or 7.98% from the second quarter of 2005.
Revenue from trust and brokerage services grew $1.17 million or 21.24% for the first six months of 2006 as compared to the first six months of 2005. For the second quarter of 2006, revenue from trust and brokerage services grew $906 thousand or 33.05% from the prior year’s second quarter. The increase in revenue from trust and brokerage services was due to a greater volume of business and a larger customer base.
Service charges, commissions and fees from customer accounts increased $1.29 million or 7.87% for the first six months of 2006 as compared to the first six months of 2005. For the second quarter of 2006, service charges, commissions and fees from customer accounts increased $447 thousand or 5.25% for the second quarter of 2006 as compared to the same period in 2005. The largest component within this category is fees from deposit services which increased $716 thousand or 5.30% and $216 thousand or 3.08% in the first six months and second quarter of 2006, respectively, from last year’s first six months of second quarter of 2005 due mainly to United’s High Performance Checking program introduced during the first quarter of 2006. In particular, insufficient funds (NSF) fees increased $1.04 million and $489 thousand during the first six months and second quarter of 2006, respectively, and check card fees increased $271 thousand and $150 thousand, respectively. Deposit service charges and account analysis fees declined $382 thousand and $158 thousand, respectively, for the first six months of 2006 as compared to the first six months of 2005. For the second quarter of 2006, deposit service charges and account analysis fees declined $244 thousand and $90 thousand, respectively, compared to the same period in the prior year.
Mortgage banking income increased $26 thousand or 7.37% due to an increased spread between loan sales proceeds and the carrying value of mortgage loans sold in the secondary market during the first six months of 2006 as compared to last year’s first six months. Mortgage loan sales were $22.30 million in the first half of 2006 as compared to $31.75 million in the first half of 2005. Mortgage banking income for the second quarter of 2006 declined $77 thousand or 33.92% due to fewer sales of mortgage loans in the secondary market when compared to the second quarter of 2005. Mortgage loan sales were $9.99 million in the second quarter of 2006 as compared to $20.92 million in the second quarter of 2005.
Income from bank life insurance policies decreased $319 thousand or 13.17% and $398 thousand or 27.28% for the first half and second quarter of 2006, respectively, as compared to last year’s income during the same periods.
Included in total noninterest income for the first half of 2006 are the results of United’s balance sheet repositioning which occurred during the first quarter of 2006. As part of the repositioning, United prepaid a $50 million variable interest rate FHLB advance and terminated a fixed interest rate swap associated with the advance. United recognized a $3.06 million gain on the termination of the interest rate swap. Additionally, United incurred a net loss on securities transactions of $2.94 million in the first half of 2006 due mainly to an other than temporary impairment on approximately $86 million of low-yielding fixed rate investment securities which United sold as part of its balance sheet repositioning. United realized a net gain of $982 thousand on securities transactions in the first half of 2005. For the second quarter of 2006, United realized a net loss on securities transactions of $99 thousand as compared to a net gain of $58 thousand on securities transactions in the second quarter of 2005.
On a linked-quarter basis, noninterest income increased $763 thousand or 5.58% from the first quarter of 2006. The rise in noninterest income was due mainly to increased revenue from trust and brokerage services of $627 thousand or 20.76% for the quarter. In addition, deposit service fees increased $226 thousand or 3.23% for the second quarter of 2006 when compared to the first quarter of 2006 due primarily to United’s High Performance Checking program.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2006, noninterest expenses increased $5.03 million or 8.48% from the first six months of 2005. Noninterest expenses increased $1.59 million or 5.19% for the second quarter of 2006 compared to the same period in 2005.
The increase in noninterest expense for the first half and second quarter of 2006 was primarily due to increases of $2.06 million or 7.11% and $1.03 million or 6.90% in salaries and benefits expense as compared to the same periods last year. Salaries expense for the first half of 2006 increased $1.42 million or 6.14% as a result of the higher base salaries and performance-based commissions and incentives. Health care and pension costs increased $286 thousand or 13.67% and $102 thousand or 8.42%, respectively, for the first six months of 2006 as compared to last year’s first six months. Salaries expense for the second quarter of 2006 increased $874 thousand or 7.38% from the second quarter of 2005 as a result of the previously mentioned higher base salaries and performance-based commissions and incentives.
The remainder of the increases in noninterest expense for the first half and second quarter of 2006 from the same time periods last year was due primarily to expenses related to United’s new High Performance Checking program. United incurred marketing and related costs of approximately $1.62 million during the first half of 2006 to launch and promote its High Performance Checking program for consumer customers. During the second quarter of 2006, United incurred additional marketing and related costs of approximately $686 thousand to continue the promotion of the High Performance Checking Program. However, the increased spending is having the desired impact of attracting low cost deposits. Largely due to the High Performance Checking initiative, United has opened 20,629 new consumer accounts during the first half of 2006 as compared to 12,158 new consumer accounts in the first half of 2005. United opened 10,088 new consumer accounts during the second quarter of 2006 as compared to 5,823 new consumer accounts in the second quarter of 2005.
Net occupancy expense for the first half and second quarter of 2006 increased $281 thousand or 4.57% and $63 thousand or 2.06%, respectively, from the first half and second quarter of 2005. The increases were due mainly to increases in utilities expense and real property taxes.
Equipment expense declined $281 thousand or 8.48% and $359 thousand or 21.46% for the first half and second quarter of 2006, respectively, as compared to the same periods in 2005. The decrease was due mainly to a gain of $198 thousand on the sale of an OREO property during the second quarter of 2006 as well as lower levels of maintenance expense.
Data processing expense increased $83 thousand or 2.89% for the first half of 2006 as compared to the first half of 2005. For the second quarter of 2006, data processing expense decreased $45 thousand or 2.93% as compared to the second quarter of 2005.
Other expenses increased $2.89 million or 16.04% and $897 thousand or 9.55% for the first six months and second quarter of 2006, respectively, as compared to the same periods of 2005 due primarily to the expenses previously mentioned related to United’s new High Performance Checking Program. In addition, bankcard processing fees increased $419 thousand and $190 thousand, respectively, due to increased transactions for the first half and second quarter of 2006 when compared to the same periods last year. The remaining increase in all other expenses in the first six months and second quarter of 2006 from last year’s first six months and second quarter was due mainly to increases in several general operating expenses, none of which were individually significant.
On a linked-quarter basis, noninterest expense for the second quarter of 2006 was relatively flat from the first quarter of 2006, decreasing $25 thousand or less than 1% for the quarter. Decreases in net occupancy expense of $199 thousand, equipment expense of $404 thousand and other expenses of $304 thousand were virtually offset by increases in salaries and benefits expense of $853 thousand and data processing expense of $29 thousand.
As previously discussed in Note 11 of the unaudited Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate any unvested options under United’s existing stock option plans, United did not recognize any compensation cost for the second quarter and first half of 2006. Prior to January 1, 2006, United accounted for its stock option plans under the intrinsic value method. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized.
At the Annual Meeting of Shareholders held on May 15, 2006, the United shareholders approved the 2006 Stock Option Plan and thus, it became effective upon the shareholders’ approval. No stock options have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R.
Income Taxes
For the first six months of 2006 and 2005, income taxes were $23.67 million and $22.52 million, respectively. For the second quarter of 2006, income taxes were $12.04 million as compared to $11.22 million for the second quarter of 2005. United’s effective tax rates for the first six months of 2006 and 2005 were 32.10% and 31.37%, respectively. For the quarters ended June 30, 2006 and 2005, United’s effective tax rates were 32.10% and 31.40%, respectively.
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
United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Further discussion of off-balance sheet commitments is included in Note 9 to the unaudited Notes to Consolidated Financial Statements.
Liquidity

United maintains, in the opinion of management, liquidity which is sufficient to satisfy United’s cash needs, its depositors’ requirements and meet the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable, and they are the lowest cost source of funds available to United. To help attract these lower cost deposits, United introduced its High Performance Checking program during the first quarter of 2006. Management has been very satisfied with the results of the new program for the first half of 2006 as the number of new core deposit accounts have increased substantially. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.
Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers and United’s cash needs. Other than cash and due from banks, the available for sale securities portfolio and maturing loans are the primary sources of liquidity.
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
Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United through its Asset Liability Committee evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.
For the six months ended June 30, 2006, cash of $54.90 million was provided by operating activities. Net cash of $628 thousand was provided by investing activities which was primarily due to net cash received of $160.54 million for excess net proceeds from sales, calls and maturities of investment securities over purchases which practically offset loan growth of $158.48 million. During the first six months of 2006, net cash of $52.01 million was used in financing activities due primarily to repayment of short-term and long-term FHLB borrowings in the amount of $186.99 million. Other uses of cash for financing activities included payment of $22.68 million and $24.94 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included growth in deposits of $138.03 million and an increase in federal funds purchased and securities sold under agreements to repurchase of $5.46 million and $35.60 million, respectively. The net effect of cash flow activities was an increase in cash and cash equivalents of $3.52 million for the first six months of 2006.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.39% at June 30, 2006 and 11.28% at December 31, 2005, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.26% and 8.56%, respectively, at June 30, 2006, are also well above regulatory minimum requirements.
Total shareholders’ equity was $635.03 million, a decrease of $178 thousand or less than 1% from December 31, 2005. United’s equity to assets ratio was 9.45% at June 30, 2006 as compared to 9.44% at December 31, 2005. The primary capital ratio, capital and reserves to total assets and reserves, was 10.16% at June 30, 2006 as compared to 10.15% at December 31, 2005. United’s average equity to average asset ratio was 9.66% and 9.97% for the quarters ended June 30, 2006 and 2005, respectively. For the first six months of 2006 and 2005, the average equity to average assets ratio was 9.65% and 10.01%, respectively.
During the second quarter of 2006, United’s Board of Directors declared a cash dividend of $0.27 per share. Cash dividends were $0.54 per common share for the first six months of 2006. Total cash dividends declared were approximately $11.21 million for the second quarter of 2006 and $22.54 million for the six months of 2006, an increase of 1.26% and 1.50% over comparable periods of 2005. The year 2006 is expected to be the thirty-third consecutive year of dividend increases to United shareholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The objective of United’s Asset Liability Management function is to maintain consistent growth in net interest income within United’s policy guidelines. This objective is accomplished through the management of balance sheet liquidity and interest rate risk exposures due to changes in economic conditions, interest rate levels and customer preferences.
Interest Rate Risk
Management considers interest rate risk to be United’s most significant market risk. Interest rate risk is the exposure to adverse changes in United’s net interest income as a result of changes in interest rates. United’s earnings are largely dependent on the effective management of interest rate risk.
Management of interest rate risk focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United’s Asset Liability Management Committee, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.
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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2006 and December 31, 2005:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	June 30, 2006	December 31, 2005
+200	2.58%	2.50%
+100	1.34%	1.47%
-100	-0.46%	-3.56%
-200	-4.04%	-9.62%
At June 30, 2006, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.34% over one year as compared to an increase of 1.47% at December 31, 2005. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by a estimated 2.58% over one year as of June 30, 2006, as compared to an increase of 2.50% as of December 31, 2005. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.46% and 4.04%, respectively, over one year as compared to a decrease of 3.56% and 9.62%, respectively, over one year as of December 31, 2005.
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
As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the first quarter of 2006, United realized a gain of $3.06 million in connection with the termination of an interest rate swap which has been used to hedge a debt which was prepaid.
During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained a subordinated interest that represented United’s right to future cash flows arising after third party investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. The book value and fair value of the subordinated interest are subject to credit, prepayment, and interest rate risks on the underlying fixed-rate residential mortgage loans in the securitization.
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. Key economic assumptions used in measuring the fair value of the subordinated interest at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Weighted average life (in years)	0.2	0.5
Prepayment speed assumption (annual rate)	15.19% - 37.00%	15.19% - 35.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	7.18% - 13.89%	6.32% - 12.95%
At June 30, 2006 and December 31, 2005, the fair values of the subordinated interest were approximately $236 thousand and $1.1 million, respectively, and are carried in the available for sale investment portfolio. The cost of the available for sale securities was zero at June 30, 2006 and December 31, 2005.
At June 30, 2006, the principal balances of the residential mortgage loans held in the securitization trust were approximately $12.7 million. Principal amounts owed to third party investors and to United in the securitization were approximately $4.8 million and $7.9 million, respectively, at June 30, 2006. United recognizes the excess of all cash flows attributable to the subordinated interest using the effective yield method. Because the amortized cost of United’s subordinated interest was zero at June 30, 2006, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors will be recognized into interest income as cash is received by United over the remaining life of the loans. The weighted average term to maturity of the underlying mortgages approximated 14 years as of June 30, 2006. During the three and six months ended June 30, 2006, United received cash of $2.42 million and $1.46 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	June 30,	December 31,
	2006	2005
Total principal amount of loans	$12,740	$15,747
Principal amount of loans 60 days or more past due	381	541
Year to date average balances	14,452	20,271
Year to date net credit losses	225	343
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
At June 30, 2006, United’s mortgage-related securities portfolio had an amortized cost of $814 million, of which approximately $719 million or 88% were fixed rate collateralized mortgage obligations (CMOs). Theses fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having a weighted average life of approximately 2.4 years and a weighted average yield of 4.26%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would only extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.7%, less than the price decline of a 3-year Treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 16%.
United had approximately $18 million in 30-year mortgage backed securities with a projected yield of 6.71% and a projected average life of 4.7 years on June 30, 2006. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The mortgage related securities portfolio at June 30, 2006, also included $25 million in adjustable rate securities (ARMs), $17 million in balloon securities, $21 million 10-year, and $10 million in 15-year mortgage backed pass-through securities.

Item 4. CONTROLS AND PROCEDURES
As of June 30, 2006, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2006 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sold within the last three (3) years that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2006:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)

4/01 – 4/30/2006	114,101	$37.38	114,000	187,700
5/01 – 5/31/2006	131,329	$36.13	131,000	56,700
6/01 – 6/30/2006	110,030	$35.88	110,000	1,646,700

Total	355,460	$36.45

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended June 30, 2006, the following shares were exchanged by participants in United’s stock option plans: May 2006 – 255 shares at an average price of $36.73.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the first three months ended June 30, 2006, the following shares were purchased for the deferred compensation plan: April 2006 – 101 shares at an average price of $37.30; May 2006 – 74 shares at an average price of $37.57; and June 2006 – 30 shares at an average price of $37.63.

(3)	In August of 2004, United’s Board of Directors approved a repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market (the 2004 Plan). During the second quarter of 2006, United completed the repurchases under the 2004 Plan. In May of 2006, United’s Board of Directors approved a new repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan) effective upon the completion of the 2004 Plan. The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on Monday, May 15, 2006.

(b)	Not applicable as to election of directors because: i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

(c)	Three proposals were voted upon at the annual meeting, which included: (1) the election of fifteen (15) persons to serve as directors of United for a one-year term expiring at the 2007 Annual Meeting; (2) the approval of the 2006 Stock Option Plan; and (3) the ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent registered public accountants for the fiscal year ending December 31, 2006. The results of the proposals appear on the following page.

Proposal 1. Election of Directors:

	Votes For	Votes Withheld
Richard M. Adams	34,960,263	1,075,175
Robert G. Astorg	35,072,020	963,418
Thomas J. Blair, III	35,116,051	919,387
W. Gaston Caperton, III	28,733,928	7,301,510
Lawrence K. Doll	34,974,738	1,060,700
Theodore J. Georgelas	29,179,372	6,856,066
F. T. Graff, Jr.	34,740,443	1,357,571
Russell L. Isaacs	34,677,867	1,357,571
John M. McMahon	35,136,855	898,583
J. Paul McNamara	34,975,972	1,059,466
G. Ogden Nutting	34,658,738	1,376,700
William C. Pitt, III	35,124,465	910,973
I. N. Smith, Jr.	35,391,899	643,539
Mary K. Weddle	35,240,643	794,795
P. Clinton Winter, Jr.	35,061,704	973,734
Proposal 2. Approval of the 2006 Stock Option Plan:

For	Against	Abstain
28,306,491	1,843,221	452,130
Proposal 3. Ratification of the selection of Ernst & Young LLP as independent registered public accountants:

For	Against	Abstain
35,624,692	349,214	92,899
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

UNITED BANKSHARES, INC.
(Registrant)

Date: August 3, 2006	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: August 3, 2006	/s/ Steven E. Wilson

Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer