Form 10-Q
period 2006-09-30
UNITED BANKSHARES INC/WV
filed 2006-11-07
CIK 729986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2006
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
Class — Common Stock, $2.50 Par Value; 41,159,193 shares outstanding as of October 31, 2006.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2006 and December 31, 2005, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”) consolidated statements of income for the three and nine months ended September 30, 2006 and 2005, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2006, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30	December 31
	2006	2005
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$142,358	$188,974
Interest-bearing deposits with other banks	12,291	9,836
Federal funds sold	17,887	9,152

Total cash and cash equivalents	172,536	207,962
Securities available for sale at estimated fair value (amortized cost-$1,083,840 at September 30, 2006 and $1,289,213 at December 31, 2005)	1,073,772	1,274,621
Securities held to maturity (estimated fair value-$217,665 at September 30, 2006 and $232,671 at December 31, 2005)	214,237	227,345
Loans held for sale	3,510	3,324
Loans	4,756,673	4,656,522
Less: Unearned income	(6,469)	(6,693)

Loans net of unearned income	4,750,204	4,649,829
Less: Allowance for loan losses	(43,801)	(44,138)

Net loans	4,706,403	4,605,691
Bank premises and equipment	38,740	39,626
Goodwill	167,421	167,487
Accrued interest receivable	33,145	32,027
Other assets	183,762	170,409

TOTAL ASSETS	$6,593,526	$6,728,492

Liabilities
Deposits:
Noninterest-bearing	$819,781	$959,674
Interest-bearing	3,930,774	3,657,778

Total deposits	4,750,555	4,617,452
Borrowings:
Federal funds purchased	62,925	61,370
Securities sold under agreements to repurchase	577,253	525,604
Federal Home Loan Bank borrowings	413,974	723,818
Other short-term borrowings	2,071	4,451
Other long-term borrowings	88,524	88,913
Allowance for lending-related commitments	8,735	8,733
Accrued expenses and other liabilities	54,156	62,946

TOTAL LIABILITIES	5,958,193	6,093,287
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at September 30, 2006 and December 31, 2005, including 3,072,126 and 2,312,653 shares in treasury at September 30, 2006 and December 31, 2005, respectively	110,802	110,802
Surplus	95,253	97,374
Retained earnings	545,760	515,227
Accumulated other comprehensive loss	(10,254)	(10,551)
Treasury stock, at cost	(106,228)	(77,647)

TOTAL SHAREHOLDERS’ EQUITY	635,333	635,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,593,526	$6,728,492

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$84,288	$70,575	$242,537	$199,665
Interest on federal funds sold and other short-term investments	515	232	1,235	578
Interest and dividends on securities:
Taxable	13,934	14,480	43,371	42,139
Tax-exempt	3,698	4,203	11,334	8,563

Total interest income	102,435	89,490	298,477	250,945

Interest expense
Interest on deposits	32,312	19,626	84,807	50,946
Interest on short-term borrowings	7,142	4,656	23,029	12,083
Interest on long-term borrowings	8,052	8,550	25,111	24,810

Total interest expense	47,506	32,832	132,947	87,839

Net interest income	54,929	56,658	165,530	163,106
Provision for credit losses	571	1,945	1,169	3,560

Net interest income after provision for credit losses	54,358	54,713	164,361	159,546

Other income
Fees from trust and brokerage services	3,190	2,813	9,857	8,312
Service charges, commissions, and fees	9,152	8,785	26,777	25,124
Income from bank-owned life insurance	1,181	1,020	3,285	3,443
Income from mortgage banking operations	236	337	615	690
Security (losses) gains	(134)	(93)	(3,071)	889
Loss on termination of interest rate swaps associated with prepayment of FHLB advances	(7,659)	—	(4,599)	—
Other income	248	174	1,437	856

Total other income	6,214	13,036	34,301	39,314

Other expense
Salaries and employee benefits	15,740	15,205	46,789	44,192
Net occupancy expense	3,031	3,113	9,458	9,259
Equipment expense	1,567	1,639	4,599	4,952
Data processing expense	1,477	1,405	4,428	4,273
Prepayment Penalties on FHLB Advances	8,261	—	8,261	—
Other expense	10,138	9,154	31,030	27,158

Total other expense	40,214	30,516	104,565	89,834

Income before income taxes	20,358	37,233	94,097	109,026
Income taxes	6,193	11,784	29,863	34,303

Net income	$14,165	$25,449	$64,234	$74,723

Earnings per common share:
Basic	$0.34	$0.60	$1.54	$1.75

Diluted	$0.34	$0.59	$1.53	$1.73

Dividends per common share	$0.27	$0.26	$0.81	$0.78

Average outstanding shares:
Basic	41,373,945	42,383,810	41,658,678	42,648,080
Diluted	41,775,111	42,918,552	42,075,862	43,153,673
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2006
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2006	44,320,832	$110,802	$97,374	$515,227	($10,551)	($77,647)	$635,205

Comprehensive income:
Net income	—	—	—	64,234	—	—	64,234
Other comprehensive income, net of tax:
Unrealized gain on securities of $944 net of reclassification adjustment for losses included in net income of $1,996	—	—	—	—	2,940	—	2,940
Unrealized loss on cash flow hedge, net of tax of $875	—	—	—	—	(1,625)	—	(1,625)
Termination of cash flow hedge, net of tax of $727	—	—	—	—	(1,350)	—	(1,350)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	332	—	332

Total comprehensive income							64,531
Purchase of treasury stock (999,266 shares)	—	—	—	—	—	(36,730)	(36,730)
Distribution of treasury stock for deferred compensation plan (1,201 shares)	—	—	—	—	—	35	35
Cash dividends ($0.81 per share)	—	—	—	(33,701)	—	—	(33,701)
Common stock options exercised (238,592 shares)	—	—	(2,121)	—	—	8,114	5,993

Balance at September 30, 2006	44,320,832	$110,802	$95,253	$545,760	($10,254)	($106,228)	$635,333

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Nine Months Ended
	September 30
	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$54,453	$81,090

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	13,672	3,449
Purchases of securities held to maturity	(587)	(453)
Proceeds from sales of securities available for sale	144,926	225,268
Proceeds from maturities and calls of securities available for sale	277,647	165,201
Purchases of securities available for sale	(222,645)	(348,279)
Net purchases of bank premises and equipment	(2,391)	(1,979)
Net change in loans	(103,046)	(186,795)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	107,576	(143,588)

FINANCING ACTIVITIES
Cash dividends paid	(33,907)	(33,409)
Excess tax benefits from stock-based compensation arrangements	499	—
Acquisition of treasury stock	(36,503)	(29,868)
Proceeds from exercise of stock options	5,561	1,985
Distribution of treasury stock for deferred compensation plan	35	—
Repayment of long-term Federal Home Loan Bank borrowings	(252,067)	(126,732)
Proceeds from long-term Federal Home Loan Bank borrowings	200,000	150,000
Changes in:
Deposits	133,103	312,169
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(214,176)	(145,564)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(197,455)	128,581

(Decrease) Increase in cash and cash equivalents	(35,426)	66,083

Cash and cash equivalents at beginning of year	207,962	153,465

Cash and cash equivalents at end of period	$172,536	$219,548

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2006 and 2005 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in United’s 2005 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2005 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. United will also be required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. These two requirements will be effective for United as of December 31, 2006. This Statement also requires employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions, and will be effective for United for the fiscal year ending December 31, 2008. United is currently evaluating the impact of SFAS 158 on its consolidated financial statements and is not yet in a position to determine the impact of the standard.
In September 2006, the FASB also issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. United does not expect that this standard will have a material impact on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. United is currently evaluating the impact of FIN 48 on its consolidated financial statements and is not yet in a position to determine the impact of the standard.
In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for United on January 1, 2007 and is not expected to have a material impact on United’s consolidated financial statements since United does not service loans for others.
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
2. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized on the following page:

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,533	—	$98	$7,435
State and political subdivisions	110,282	$1,983	496	111,769
Mortgage-backed securities	793,793	788	14,433	780,148
Marketable equity securities	6,159	311	99	6,371
Other	166,073	2,488	512	168,049

Total	$1,083,840	$5,570	$15,638	$1,073,772

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,133	—	$114	$11,019
State and political subdivisions	113,537	$2,054	1,026	114,565
Mortgage-backed securities	968,186	2,233	20,028	950,391
Marketable equity securities	6,914	389	89	7,214
Other	189,443	2,518	529	191,432

Total	$1,289,213	$7,194	$21,786	$1,274,621

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2006 and December 31, 2005:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
September 30, 2006
Treasuries and agencies	$1,963	$17	$2,913	$81
State and political	25,457	270	13,582	226
Mortgage-backed	98,202	943	636,520	13,490
Marketable equity securities	—	—	881	99
Other	15,040	194	17,706	318

Total	$140,662	$1,424	$671,602	$14,214

December 31, 2005
Treasuries and agencies	$5,627	$22	$2,901	$92
State and political	43,094	946	2,466	80
Mortgage-backed	397,788	6,622	478,820	13,406
Marketable equity securities	—	—	879	89
Other	17,510	265	18,174	264

Total	$464,019	$7,855	$503,240	$13,931

Gross unrealized losses on available for sale securities were $15,638 at September 30, 2006. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of September 30, 2006 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
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
The amortized cost and estimated fair value of securities available for sale at September 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,967	$3,968	$7,735	$7,733
Due after one year through five years	99,865	98,217	81,964	81,498
Due after five years through ten years	231,008	227,842	262,408	257,134
Due after ten years	742,841	737,374	930,192	921,042
Marketable equity securities	6,159	6,371	6,914	7,214

Total	$1,083,840	$1,073,772	$1,289,213	$1,274,621

The amortized cost and estimated fair values of securities held to maturity are summarized on the following page:

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,709	$860	—	$12,569
State and political subdivisions	64,618	1,543	—	66,161
Mortgage-backed securities	255	8	—	263
Other	137,655	2,257	$1,240	138,672

Total	$214,237	$4,668	$1,240	$217,665

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,787	$1,017	—	$12,804
State and political subdivisions	67,304	1,786	$1	69,089
Mortgage-backed securities	395	16	—	411
Other	147,859	3,660	1,152	150,367

Total	$227,345	$6,479	$1,153	$232,671

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,944	$1,952	$13,057	$13,106
Due after one year through five years	41,878	43,043	39,012	40,552
Due after five years through ten years	24,120	24,908	23,612	24,165
Due after ten years	146,295	147,762	151,664	154,848

Total	$214,237	$217,665	$227,345	$232,671

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,008,929 and $1,007,896 at September 30, 2006 and December 31, 2005, respectively.

3. LOANS
Major classifications of loans are as follows:

	September 30,	December 31,
	2006	2005
Commercial, financial and agricultural	$894,222	$934,780
Real estate:
Single-family residential	1,752,964	1,745,824
Commercial	1,155,577	1,126,095
Construction	480,247	347,274
Other	122,445	122,487
Installment	351,218	380,062

Total gross loans	$4,756,673	$4,656,522

The table above does not include loans held for sale of $3,510 and $3,324 at September 30, 2006 and December 31, 2005, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $108,069 and $111,365 at September 30, 2006 and December 31, 2005, respectively.
4. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,735 and $8,733 at September 30, 2006 and December 31, 2005, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Balance at beginning of period	$52,895	$51,633	$52,871	$51,353
Provision	571	1,945	1,169	3,560

	53,466	53,578	54,040	54,913
Loans charged-off	(1,168)	(1,946)	(2,482)	(4,523)
Less: Recoveries	238	363	978	1,605

Net Charge-offs	(930)	(1,583)	(1,504)	(2,918)

Balance at end of period	$52,536	$51,995	$52,536	$51,995

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
Nonperforming assets are summarized as follows:

	September 30,	December 31,
	2006	2005
Nonaccrual loans	$6,357	$7,146
Loans past due 90 days or more and still accruing interest	7,272	6,039

Total nonperforming loans	13,629	13,185
Other real estate owned	2,517	2,941

Total nonperforming assets	$16,146	$16,126

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At September 30, 2006, the recorded investment in loans that were considered to be impaired was $42,284 (of which $6,357 were on a nonaccrual basis). Included in this amount is $31,706 of impaired loans for which the related allowance for credit losses is $3,274 and $10,578 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2005, the recorded investment in loans that were considered to be impaired was $16,553 (of which $7,146 were on a nonaccrual basis). Included in this amount was $5,830 of impaired loans for which the related allowance for credit losses was $1,008, and $10,723 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 2006 and for the year ended December 31, 2005 was approximately $23,515 and $15,940, respectively. This increase is due to the impairment of three loans totaling $18.75 million to one commercial customer and several residential real estate loans totaling $7.47 million during the third quarter of 2006.
United recognized interest income on impaired loans of approximately $467 and $1,726 for the quarter and nine months ended September 30, 2006, respectively, and $151 and $346 for the quarter and nine months ended September 30, 2005, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $376 and $1,041 for the quarter and nine months ended September 30, 2006, respectively, and $282 and $711 for the quarter and nine months ended September 30, 2005, respectively.
6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($16,816)	$3,074

Goodwill not subject to amortization			$167,421

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($15,363)	$4,527

Goodwill not subject to amortization			$167,487

United incurred amortization expense of $459 and $1,453 for the quarter and nine months ended September 30, 2006, respectively, and $560 and $1,757 for the quarter and nine months ended September 30, 2005, respectively, related to intangible assets.

The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2006	$1,871
2007	1,462
2008	817
2009	303
2010	74
7. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2006, federal funds purchased were $62,925 while securities sold under agreements to repurchase were $577,253.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At September 30, 2006, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2006, United Bank (VA) had an outstanding balance of $2,071 and had additional funding available of $2,929.
8. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2006, United had an unused borrowing amount of approximately $1,597,607 available subject to delivery of collateral after certain trigger points.
At September 30, 2006, $413,974 of FHLB advances with a weighted-average interest rate of 5.25% is scheduled to mature within the next eleven years.

The scheduled maturities of borrowings are as follows:

Year	Amount
2006	$—
2007	—
2008	100,465
2009	—
2010 and thereafter	313,509

Total	$413,974

During the third quarter of 2006, United prepaid two $100 million convertible FHLB advances and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of approximately $8.26 million. United replaced the $200 million of debt with 5- year and 10-year advances and associated interest rate swaps. United’s management believes that the prepayment of these borrowings and the termination of the interest rate swap will improve United’s future net interest margin and enhance future earnings.
United has a total of seven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2006 and December 31, 2005, the outstanding balances of the Debentures were $88,524 and $88,913 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,804,598 and $1,823,909 of loan commitments outstanding as of September 30, 2006 and December 31, 2005, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $725 and $1,021 as of September 30, 2006 and December 31, 2005, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $104,954 and $139,572 as of September 30, 2006 and December 31, 2005, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.
10. DERIVATIVE FINANCIAL INSTRUMENTS
United uses derivative instruments to aid against adverse prices or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives may consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. United also executes derivative instruments with its commercial banking customers to facilitate its risk management strategies.
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2006, United has both fair value hedges and cash flow hedges.
During the third quarter of 2006, United prepaid two $100 million convertible FHLB advances and terminated an interest rate swap associated with one of the advances. The termination of the interest rate swap resulted in a before-tax loss of approximately $7.66 million. United replaced the $200 million of debt with two $100 million advances and associated interest rate swaps which qualify as cash flow hedges.
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
Under both the fair value and cash flow hedge methods, derivative gains and losses, not effective in hedging the change in fair value or expected cash flows of the hedged item, are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, an assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items. If it is determined a derivative instrument has not been highly effective as a hedge, hedge accounting is discontinued.
The tables below set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2006:
Derivative Classifications and Hedging Relationships
September, 30, 2006

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,311	$84	$116

Total Derivatives Designated as Fair Value Hedges:	$14,311	$84	$116

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$200,000	—	$2,499

Total Derivatives Designated as Cash Flow Hedges:	$200,000	—	$2,499

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$214,311	$84	$2,615

Derivative Instruments
September 30, 2006

	Notional	Average	Average	Estimated
	Amount	Receive Rate	Pay Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,311		6.27%	$(32)

Total Derivatives Used in Fair Value Hedges	$14,311			$(32)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$200,000		5.28%	$(2,499)

Total Derivatives Used in Cash Flow Hedges	$200,000			$(2,499)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$214,311			$(2,531)

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
A summary of derivative financial instruments not in hedge relationships by type of activity is as follows:

	Other Derivative Instruments
	September 30, 2006
	Net Derivative	Net Gains
	Asset (Liability)	(Losses)
Other Derivative Instruments:
Interest Rate Risk Management	$35	$—
Customer Risk Management	(35)	—

Total Other Derivative Instruments	$—	$—

11. STOCK BASED COMPENSATION
United has stock option plans (the Plans) for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized. In December 2004, FASB enacted Statement of Financial Accounting Standards 123R (SFAS 123R). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income.
On January 1, 2006, United adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods will not be restated.
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for the third quarter and first nine months of 2006. In addition, no new options have been granted during the first nine months of 2006. Accordingly, the adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share.
At its March 20, 2006 regular meeting, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan and directed that the 2006 Stock Option Plan be submitted to United’s shareholders for approval at its Annual Meeting of Shareholders (the 2006 Annual Meeting). At the 2006 Annual Meeting, held on May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of September 30, 2006, no shares have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R.
United currently has options outstanding from various option plans other than the 2006 Stock Option Plan (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms.
For options granted in 2005, United used a binomial lattice model to value the options granted and determine the pro forma compensation expense presented in the table below. United intends to use this binomial lattice model to value future grants. SFAS 123R defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.
United, as does the FASB, believes the use of a binomial lattice model for option valuation is capable of fully reflecting certain characteristics of employee stock options. The table on the following page reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect for the third quarter and nine months ended September 30, 2005.
The following pro forma disclosures present United’s consolidated net income and diluted earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of the option:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net Income, as reported	$25,449	$74,723
Less pro forma expense related to options granted, net of tax	(299)	(900)

Pro forma net income	$25,150	$73,823

Pro forma net income per share:
Basic – as reported	$0.60	$1.75
Basic – pro forma	$0.59	$1.73

Diluted – as reported	$0.59	$1.73
Diluted – pro forma	$0.59	$1.71
A summary of option activity under the Plans as of September 30, 2006, and the changes during the first nine months of 2006 is presented below:

	Nine Months Ended September 30, 2006
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2006	2,115,965			$27.29
Granted	—			—
Exercised	235,547			24.57
Forfeited or expired	19,596			34.03

Outstanding at September 30, 2006	1,860,822	$17,977	5.7	$27.57

Exercisable at September 30, 2006	1,860,822	$17,977	5.7	$27.57

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at September 30, 2006 were 21,232. Options granted through the reinvestment of dividends during the first nine months of 2006 were 483. Options exercised during the first nine months of 2006 were 3,045. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.

Cash received from options exercised under the Plans for the nine months ended September 30, 2006 and 2005 was $5.56 million and $1.99 million, respectively. During the nine months ended September 30, 2006 and 2005, 235,547 and 101,680 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the nine months ended September 30, 2006 and 2005. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2006 and 2005 was $3.10 million and $1.51 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $499 thousand from excess tax benefits related to share-based compensation for the nine months ended September 30, 2006. Cash flows of $304 thousand from excess tax benefits related to share-based compensation were reported as operating activities for the nine months ended September 30, 2005.
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

Net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2006	2005	2006	2005
Service cost	$540	$476	$1,602	$1,408
Interest cost	818	765	2,427	2,269
Expected return on plan assets	(1,197)	(1,126)	(3,552)	(3,342)
Amortization of transition asset	(44)	(44)	(131)	(131)
Recognized net actuarial loss	233	172	693	510
Amortization of prior service cost	1	1	1	1

Net periodic pension cost	$351	$244	$1,040	$715

Weighted-Average Assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on assets	8.50%	9.00%	8.50%	9.00%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
During the third quarter of 2006, United contributed to the plan $26.64 million, its maximum allowable contribution by law.
In September 2006, the Financial Accounting Standards Board published Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires employers to recognize the funded status of a defined benefit post-retirement plan in the statement of financial position and fluctuations in the funded status will have to be recognized in the year in which the changes occur through comprehensive income. There will also be disclosure requirements which will be effective for United as of December 31, 2006. See the New Accounting Standards section within this report for additional information.

13. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2006	2005	2006	2005
Net Income	$14,165	$25,449	$64,234	$74,723
Securities available for sale:
Net change in unrealized gains (losses) on available for sale securities arising during the period	13,872	(4,882)	1,452	(11,543)
Related income tax effect	(4,855)	1,709	(508)	4,040
Net reclassification adjustment for losses (gains) included in net income	134	92	3,071	(889)
Related income tax (benefit) expense	(47)	(32)	(1,075)	311
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	165	189	511	569
Related income tax expense	(58)	(66)	(179)	(199)

Net effect on other comprehensive income (loss)	9,211	(2,990)	3,272	(7,711)
Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge	(2,500)	1,502	(2,499)	1,502
Related income tax expense	875	(526)	874	(526)
Termination of cash flow hedge	—	—	(2,077)	—
Related income tax expense	—	—	727	—

Net effect on other comprehensive income	(1,625)	976	(2,975)	976

Total change in other comprehensive income	7,586	(2,014)	297	(6,735)

Total Comprehensive Income	$21,751	$23,435	$64,531	$67,988

14. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Basic
Net Income	$14,165	$25,449	$64,234	$74,723

Average common shares outstanding	41,373,945	42,383,810	41,658,678	42,648,080

Earnings per basic common share	$0.34	$0.60	$1.54	$1.75

Diluted
Net Income	$14,165	$25,449	$64,234	$74,723

Average common shares outstanding	41,373,945	42,383,810	41,658,678	42,648,080
Equivalents from stock options	401,166	534,742	417,184	505,593

Average diluted shares outstanding	41,775,111	42,918,552	42,075,862	43,153,673

Earnings per diluted common share	$0.34	$0.59	$1.53	$1.73

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
FINANCIAL CONDITION
United’s total assets as of September 30, 2006 were $6.59 billion, down $134.97 million or 2.01% from year-end 2005, primarily the result of $35.43 million or 17.03% and $213.96 million or 14.25% declines in cash and cash equivalents and investment securities, respectively. Partially offsetting these decreases were increases in portfolio loans of $100.38 million or 2.16%, other assets of $13.35 million or 7.84%, and interest receivable of $1.12 million or 3.49%. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $135.09 million or 2.22% from year-end 2005. The decrease in total liabilities was due mainly to a reduction of $309.84 million or 42.81% in Federal Home Loan Bank (FHLB) borrowings and an $8.79 million or 13.96% decline in accrued expenses and other liabilities. Partially offsetting these decreases in FHLB borrowings and accrued expenses and other liabilities were increases in deposits of $133.10 million or 2.88%, securities sold under agreements to repurchase of $51.65 million or 9.83%, and federal funds purchased of $1.56 million or 2.53%. Shareholders’ equity remained fairly consistent as it increased $128 thousand or less than 1% from year-end 2005. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents
Cash and cash equivalents decreased $35.43 million or 17.03% comparing September 30, 2006 to year-end 2005. Of this total decrease, cash and due from banks decreased $46.62 million or 24.67% while interest-bearing deposits and federal funds sold increased $2.46 million or 24.96% and $8.74 million or 95.44%, respectively. During the first nine months of 2006, net cash of $54.45 million and $107.58 million was provided by operating activities and investing activities, respectively. Net cash of $197.46 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2006 and 2005.
Securities
Total investment securities at September 30, 2006 decreased $213.96 million or 14.25% since year-end 2005. The decline in investment securities is a result of management’s decision to use the cash flows to repay borrowings. Securities available for sale decreased $200.85 million or 15.76%. This change in securities available for sale reflects $425.18 million in sales, maturities and calls of securities, $222.65 million in purchases, and an increase of $4.52 million in market value. Securities held to maturity decreased $13.11 million or 5.77% from year-end 2005 due to calls and maturities of securities. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale increased $186 thousand or 5.60% as loan originations slightly exceeded loan sales in the secondary market during the first nine months of 2006. Portfolio loans, net of unearned income, increased $100.38 million or 2.16% from year-end 2005 largely the result of increased production in construction loans and commercial real estate loans. Since year-end 2005, construction loans increased $132.97 million or 38.29% while commercial real estate loans increased $29.48 million or 2.62%. Single-family residential real estate loans were relatively stable, increasing $7.14 million or less than 1%. These increases were partially offset by decreases in commercial loans (not secured by real estate) of $40.56 million or 4.34% and consumer loans of $28.84 million or 7.59% from year-end 2005. The table below summarizes the changes in the loan categories since year-end 2005:

	September 30	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Loans held for sale	$3,510	$3,324	$186	5.60%

Commercial, financial, and agricultural	$894,222	$934,780	$(40,558)	(4.34%)
Real Estate:
Single family residential	1,752,964	1,745,824	7,140	0.41%
Commercial	1,155,577	1,126,095	29,482	2.62%
Construction	480,247	347,274	132,973	38.29%
Other	122,445	122,487	(42)	(0.03%)
Consumer	351,218	380,062	(28,844)	(7.59%)
Less: Unearned income	(6,469)	(6,693)	224	(3.35%)

Total Loans, net of unearned income	$4,750,204	$4,649,829	$100,375	2.16%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $13.35 million or 7.84% from year-end 2005 due mainly to a $25.60 million increase in prepaid pension as a result of a $26.64 million contribution in September 2006 and a $3.28 million increase in the value of cash surrender life insurance policies. Partially offsetting these increases was a decline in deferred tax assets of $10.72 million due primarily to a $26.64 million pension contribution and a $4.52 million increase in the market value of available for sale securities since year-end 2005. In addition, derivative assets dropped $2.03 million while core deposit intangibles decreased $1.45 million from year-end 2005. The $2.03 million drop in derivative assets related primarily to the termination of an interest rate swap associated with the repayment of a hedged $50 million variable rate FHLB advance in the first quarter of 2006.
Deposits
Total deposits at September 30, 2006 grew $133.10 million or 2.88% since year-end 2005. In terms of composition, noninterest-bearing deposits decreased $139.89 million or 14.58% while interest-bearing deposits increased $273.00 million or 7.46% from December 31, 2005. The decrease in noninterest-bearing deposits was due mainly to an $83.09 million or 13.34% drop in commercial noninterest bearing deposits as customers shifted money into interest-bearing products. In addition, consumer noninterest bearing deposits declined $51.08 million or 17.13% due mainly to the High Performance Checking (HPC) program that United launched during the first quarter of 2006. Most of the checking accounts offered by United in its High Performance Checking program are interest-bearing, and customers switched from their traditional non-interest bearing checking accounts to the new interest-bearing High Performance Checking products.
The increase in interest-bearing deposits consisted of growth in time deposits under $100,000 of $129.13 million or 10.74%, time deposits over $100,000 of $120.06 million or 18.31% and interest-bearing money market accounts of $48.19 million or 3.71%. These increases are primarily due to the movement of deposits from noninterest-bearing deposits to interest-bearing products as a result of higher interest rates and were partially offset by decreases of $7.28 million or 4.45% and $17.11 million or 5.05% in interest-bearing checking accounts and regular savings accounts, respectively.
The table below summarizes the changes in the deposit categories since year-end 2005:

	September 30	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Demand deposits	$348,641	$712,729	$(364,088)	(51.08%)
Interest-bearing checking	156,440	163,717	(7,277)	(4.45%)
Regular savings	321,658	338,763	(17,105)	(5.05%)
Money market accounts	1,816,619	1,544,233	272,386	17.64%
Time deposits under $100,000	1,331,627	1,202,496	129,131	10.74%
Time deposits over $100,000	775,570	655,514	120,056	18.31%

Total deposits	$4,750,555	$4,617,452	$133,103	2.88%

Borrowings
Total borrowings at September 30, 2006 decreased $259.41 million or 18.47% during the first nine months of 2006. Since year-end 2005, short-term borrowings decreased $214.18 million or 25.01% due to a $265 million reduction in overnight FHLB borrowings. Federal funds purchased and securities sold under agreements to repurchase increased $1.56 million and $51.65 million, respectively since year-end 2005. Long-term borrowings decreased $45.23 million or 8.26% due primarily to the repayment of a $50 million FHLB advance during the first quarter of 2006.
During the third quarter of 2006, United completed a series of transactions to prepay two $100 million convertible FHLB advances and terminate an interest rate swap associated with one of the advances. At the time of prepayment, the FHLB advances and associated interest rate swap had an effective cost of 7.71%. The debt and interest rate swap had a remaining life of approximately 4 years. United replaced the $200 million of debt with 5-year and 10-year FHLB advances and associated interest rate swaps that have a total effective cost of 5.35%.
The table below summarizes the change in the borrowing categories since year-end 2005:

	September 30	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Federal funds purchased	$62,925	$61,370	$1,555	2.53%
Securities sold under agreements to repurchase	577,253	525,604	51,649	9.83%
Overnight FHLB advances	—	265,000	(265,000)	(100.00%)
TT&L note option	2,071	4,451	(2,380)	(53.47%)
Long-term FHLB advances	413,974	458,818	(44,844)	(9.77%)
Issuances of trust preferred capital securities	88,524	88,913	(389)	(0.44%)

Total borrowings	$1,144,747	$1,404,156	($259,409)	(18.47%)

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2006 decreased $8.79 million or 13.96% from year-end 2005 due mainly to decreases in income taxes payable of $6.23 million and derivative liabilities of $4.61 million due primarily to the termination of a $100 million swap in the third quarter of 2006. In addition, business franchise taxes payable and other accrued expenses decreased $1.64 million and $1.17 million, respectively, from year-end 2005. Partially offsetting these decreases were increases of $3.65 million in interest payable due to higher interest rates and $1.15 million in accounts payable as a result of outsourcing of expense checks.
Shareholders’ Equity
The change in shareholders’ equity at September 30, 2006 was relatively flat, increasing $128 thousand or less than 1% from December 31, 2005 as United continued to balance capital adequacy and the return to shareholders. The slight increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $30.53 million since year-end 2005. Virtually offsetting this increase was a rise in treasury stock of $28.58 million due to repurchases of United shares by the Company and a decline in surplus of $2.21 million due to the exercise of stock options.
During the first nine months of 2006, a total of 992,000 shares were repurchased under plans approved by United’s Board of Directors. United repurchased 623,700 shares to complete a plan announced in 2004 to repurchase up to 1.775 million shares of its common stock on the open market. An additional 368,300 shares were repurchased under the current plan approved by United’s Board of Directors in May of 2006 to repurchase up to 1.7 million shares of United’s common stock on the open market.
Accumulated other comprehensive income increased $297 thousand due mainly to an increase of $2.94 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio, which was partially offset by a decrease of $2.98 million, net of deferred income taxes, in the fair value adjustments on cash flow hedges.
RESULTS OF OPERATIONS
Overview
Third quarter earnings were $14.17 million or $0.34 per diluted share while earnings for the first nine months of 2006 were $64.23 million or $1.53 per diluted share. These results included significant charges totaling $15.92 million to prepay certain long-term debt. United earned $25.45 million or $0.59 per share and $74.72 million or $1.73 per share for the third quarter and first nine months of 2005, respectively.
During the quarter, United prepaid certain Federal Home Loan Bank (FHLB) long-term advances in the amount of $200 million and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of approximately $8.26 million. The termination of the interest rate swap resulted in a before-tax loss of approximately $7.66 million. United’s management believes that the prepayment of these borrowings and the termination of the interest rate swap will improve United’s future net interest margin and enhance future earnings.
United’s annualized return on average assets for the first nine months of 2006 was 1.29% and return on average shareholders’ equity was 13.38% as compared to 1.56% and 15.63% for the first nine months of 2005. For the third quarter of 2006, United’s annualized return on average assets was 0.85% while the return on average equity was 8.83% as compared to 1.55% and 15.68%, respectively, for the third quarter of 2005.
Tax-equivalent net interest income for the first nine months of 2006 was $176.94 million, an increase of $4.77 million or 2.77% from the prior year’s first nine months. Tax-equivalent net interest income decreased $1.16 million or 1.94% for the third quarter of 2006 as compared to the same period of 2005. The provision for credit losses was $1.17 million for the first nine months of 2006 as compared to $3.56 million for the first nine months of 2005. For the quarters ended September 30, 2006 and 2005, the provision for credit losses was $571 thousand and $1.95 million, respectively.
Noninterest income was $34.30 million for the first nine months of 2006, down $5.01 million or 12.75% when compared to the first nine months of 2005. For the third quarter of 2006, noninterest income was $6.21 million, a decrease of $6.82 million or 52.33% from the third quarter of 2005. The decrease resulted mainly from a before-tax loss of $7.66 million on the termination of an interest rate swap associated with the prepayment of an FHLB advance during the third quarter of 2006, as previously mentioned. Excluding the loss on the termination of the interest rate swap and losses associated with security transactions, noninterest income for the first nine months and third quarter of 2006 would have increased $3.55 million or 9.23% and $878 thousand or 6.69%, respectively, from the same periods in 2005.
Noninterest expense increased $14.73 million or 16.40% for the nine months of 2006 compared to same period in 2005. For the third quarter of 2006, noninterest expense increased $9.70 million or 31.78% from the third quarter of 2005. The increase was due primarily to penalties of $8.26 million to prepay $200 million of FHLB advances in the third quarter of 2006. Excluding the prepayment penalties, noninterest expense for the first nine months and third quarter of 2006 would have increased $6.47 million or 7.20% and $1.44 million or 4.71%, respectively, from the same periods last year. United’s effective tax rate was 31.74% and 31.46% for the first nine months of 2006 and 2005, respectively, and 30.42% and 31.65% for the third quarter of 2006 and 2005, respectively.
Net Interest Income
Tax-equivalent net interest for the first nine months of 2006 was $176.94 million, an increase of $4.77 million or 2.77% from the prior year’s first nine months as average earning assets increased $222.01 million or 3.78% due to average loan growth of $264.74 million or 5.94%. For the nine months ended September 30, 2006, interest income from United’s asset securitization increased $1.39 million from the same period in 2005. The average yield on earning assets for the first nine months of 2006 increased 88 basis points from the first nine months of 2005 due to higher interest rates. However, as a result of the higher interest rates, the average cost of funds for the first nine months of 2006 increased 107 basis points from the first nine months of 2005. A sustained flat yield curve between short-term and long-term interest rates has resulted in a lesser increase in yields on earning assets while the upward trend in the general market interest rates has resulted in a more significant increase to funding costs. The net interest margin for the first nine months of 2006 was 3.87%, down 4 basis points from a net interest margin of 3.91% during the same period last year.
Tax-equivalent net interest income for the third quarter of 2006 was $58.82 million, a decrease of $1.16 million or 1.94% from the third quarter of 2005. The average yield on earning assets increased 80 basis points due to higher interest rates as average earning assets grew $81.66 million or 1.37% as a result of average loan growth of $229.53 million or 5.06% for the third quarter of 2006 as compared to the third quarter of 2005. However, these increases to tax-equivalent net interest income were more than offset by a 105 basis point increase in United’s cost of funds due to the higher interest rates for the third quarter of 2006 as compared to last year’s third quarter. Partially offsetting the growth in average loans was a $161.95 million or 11.06% decline in average investment securities. In addition, interest income from United’s asset securitization decreased $770 thousand for the third quarter of 2006 as compared to the third quarter of 2005. The net interest margin for the third quarter of 2006 was 3.87% as compared to 4.00% for the third quarter of 2005.
On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2006 was relatively stable as it decreased $548 thousand or less than 1% from the second quarter of 2006. The slight decrease was due primarily to an 18 basis point increase in the cost of funds due to higher interest rates, very competitive deposit pricing in the market, and money switching from noninterest-bearing accounts to interest-bearing accounts as a result of the United’s new HPC program. Average earning assets were relatively flat for the quarter, declining $57.59 million or less than 1% as average investment securities declined $54.51 million or 4.02%. Additionally, interest income from United’s prior asset securitization decreased $292 thousand or 19.98% from the second quarter of 2006. Partially offsetting these decreases to net interest income for the third quarter of 2006 was a 15 basis point increase in the average yield on earning assets as the yield on net loans increased 17 basis points due to higher interest rates. The net interest margin for the third quarter of 2006 of 3.87% remained fairly stable as it only dropped 1 basis point from the net interest margin of 3.88% for the second quarter of 2006.

Tables 1 and 2 below show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 9%.
Table 1

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$37,862	$515	5.41%	$23,286	$232	3.94%
Investment Securities:
Taxable	1,074,752	13,934	5.19%	1,257,562	14,480	4.57%
Tax-exempt (1) (2)	228,185	4,918	8.62%	207,324	5,376	10.29%

Total Securities	1,302,937	18,852	5.79%	1,464,886	19,856	5.38%
Loans, net of unearned income (1) (2) (3)	4,768,835	86,959	7.25%	4,539,307	72,727	6.37%
Allowance for loan losses	(44,087)			(43,589)

Net loans	4,724,748		7.31%	4,495,718		6.43%

Total earning assets	6,065,547	$106,326	6.97%	5,983,890	$92,815	6.17%

Other assets	560,501			544,240

TOTAL ASSETS	$6,626,048			$6,528,130

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,897,572	$32,312	3.29%	$3,619,271	$19,626	2.15%
Short-term borrowings	680,201	7,142	4.17%	720,313	4,656	2.56%
Long-term borrowings	497,516	8,052	6.42%	556,798	8,550	6.09%

Total Interest-Bearing Funds	5,075,289	47,506	3.71%	4,896,382	32,832	2.66%

Noninterest-bearing deposits	852,850			935,972
Accrued expenses and other liabilities	61,216			51,700

TOTAL LIABILITIES	5,989,355			5,884,054
SHAREHOLDERS’ EQUITY	636,693			644,076

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,626,048			$6,528,130

NET INTEREST INCOME		$58,820			$59,983

INTEREST SPREAD			3.26%			3.51%

NET INTEREST MARGIN			3.87%			4.00%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$39,856	$1,235	4.14%	$27,200	578	2.84%
Investment Securities:
Taxable	1,147,628	43,371	5.04%	1,238,934	42,139	4.55%
Tax-exempt (1) (2)	233,930	15,062	8.59%	197,391	11,600	7.86%

Total Securities	1,381,558	58,433	5.64%	1,436,325	53,739	5.00%
Loans, net of unearned income (1) (2) (3)	4,725,633	250,216	7.08%	4,460,890	205,686	6.16%
Allowance for loan losses	(44,153)			(43,535)

Net loans	4,681,480		7.14%	4,417,355		6.22%

Total earning assets	6,102,894	$309,884	6.79%	5,880,880	$260,003	5.91%

Other assets	558,016			537,061

TOTAL ASSETS	$6,660,910			$6,417,941

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,792,935	$84,807	2.99%	$3,512,219	$50,946	1.94%
Short-term borrowings	776,772	23,029	3.96%	729,004	12,083	2.22%
Long-term borrowings	512,314	25,111	6.55%	582,335	24,810	5.70%

Total Interest-Bearing Funds	5,082,021	132,947	3.50%	4,823,558	87,839	2.43%

Non-interest bearing deposits	875,556			902,138
Accrued expenses and other liabilities	61,668			52,980

TOTAL LIABILITIES	6,019,245			5,778,676
SHAREHOLDERS’ EQUITY	641,665			639,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,660,910			$6,417,941

NET INTEREST INCOME		$176,937			$172,164

INTEREST SPREAD			3.29%			3.48%

NET INTEREST MARGIN			3.87%			3.91%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
At September 30, 2006, nonperforming loans were $13.63 million or 0.29% of loans, net of unearned income compared to nonperforming loans of $13.19 million or 0.28% of loans, net of unearned income at December 31, 2005, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At September 30, 2006, nonaccrual loans were $6.36 million, a decrease of $789 thousand or 11.04% from $7.15 million at year-end 2005. This decrease was mainly due to two customers whose nonaccrual balances have declined by $684 thousand since December 31, 2005. Loans past due 90 days or more were $7.27 million at September 30, 2006, a net increase of $1.23 million or 20.42% from $6.04 million since year-end 2005. The largest addition to loans past due 90 days or more at September 30, 2006, was a commercial loan with a balance of $834 thousand. The loss potential on these loans has been properly evaluated and allocated in the company’s allowance for credit losses analysis process. Total nonperforming assets of $16.15 million, including OREO of $2.52 million at September 30, 2006, represented 0.24% of total assets at the end of the third quarter. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.
At September 30, 2006, impaired loans were $42.28 million, which was an increase of $25.73 million from the $16.55 million in impaired loans at December 31, 2005. This increase in impaired loans was due primarily to three loans totaling $18.75 million to one commercial customer. These loans involve the construction of real estate property and were not considered delinquent at September 30, 2006. The remainder of the increase in impaired loans comes from several residential real estate loans totaling $7.47 million that are mostly collateralized. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements and therefore, specific allowances in the company’s allowance for credit losses have been allocated for all of these loans. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.
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
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At September 30, 2006, the allowance for credit losses was $52.54 million as compared to $52.87 million at December 31, 2005. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.11% at September 30, 2006 and 1.14% of loans, net of unearned income at December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 385.5% and 401.0% at September 30, 2006 and December 31, 2005, respectively.
The provision for credit losses for the first nine months of 2006 and 2005 was $1.17 million and $3.56 million, respectively. For the quarters ended September 30, 2006 and 2005, the provision for credit losses was $571 thousand and $1.95 million, respectively. Net charge-offs for the first nine months of 2006 were $1.50 million as compared to $2.92 million for the first nine months of 2005. Net charge-offs were $930 thousand for the third quarter of 2006 as compared to net charge-offs of $1.58 million for the same quarter in 2005. Note 4 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.

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
United’s formal company-wide process at September 30, 2006 produced increased allocations in two of the four loan categories. The components of the allowance allocated to commercial loans increased by $1.2 million due to the segmentation of the portfolio into two additional loan pools for which special allocations of $1.0 million were established. Other factors included an increase in specific loan allocations of commercial impaired loans of $191 thousand, increases in commercial loan volume of $78 million and the impact of changes in historical loss rates and qualitative factors. The allowance allocated to the real estate construction loan pool also rose during the year by $2.7 million primarily due to specific allocations of $1.5 million related to one troubled construction loan relationship and changes in loan volume, loss rate factors and qualitative adjustments. The allowance allocated to consumer loans decreased $1.7 million as a result of decreases in historical loss rates, loan volume and qualitative factors. The allowance allocated to real estate loans decreased by $1.7 million due to changes in loan volume and loss rates. The unfunded commitments liability was stable, remaining at $8.7 million.
An allowance is also established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $3.3 million at September 30, 2006 and $1.0 million at December 31, 2005. Compared to year-end, this element of the allowance increased by $2.3 million primarily due to the aforementioned impairment of a large relationship involving commercial real estate construction loans as well as a $575 thousand special allocation within the mortgage loan pool and changes among various smaller loans.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at September 30, 2006 by $855 thousand to $1.4 million. This represents only 2.6% of the bank’s total allowance for credit loss and in as much as this variance is within a predetermined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $52.54 million at September 30, 2006 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income was $34.30 million for the first nine months of 2006, down $5.01 million or 12.75% when compared to the first nine months of 2005. For the third quarter of 2006, noninterest income was $6.21 million, a decrease of $6.82 million or 52.33% from the third quarter of 2005.
Included in total noninterest income for the first nine months of 2006 was a $4.60 million net before-tax loss on the termination of interest rate swaps associated with the prepayment of FHLB advances in the first and third quarters of 2006. Additionally, United incurred a net loss on securities transactions of $3.07 million in the first nine months of 2006 due mainly to an other than temporary impairment of $2.93 million on approximately $86 million of low-yielding fixed rate investment securities which United sold as part of a balance sheet repositioning in the first quarter of 2006. United realized a net gain of $889 thousand on securities transactions in the first nine months of 2005. Excluding the results of investment security transactions and interest rate swap terminations, noninterest income for the first nine months of 2006 would have increased $3.55 million or 9.23% from the first nine months of 2005.

For the third quarter of 2006, total noninterest income included a before-tax loss of approximately $7.66 million on the termination of an interest rate swap associated with the prepayment of a FHLB advance. United also realized a net loss on securities transactions of $134 thousand in the third quarter of 2006 as compared to a net loss of $93 thousand on securities transactions in the third quarter of 2005. Excluding the net loss on the termination of the interest rate swap and losses associated with security transactions, noninterest income would have increased $878 thousand or 6.69% for the third quarter of 2006 compared with the same period in the prior year.
Revenue from trust and brokerage services grew $1.55 million or 18.59% for the first nine months of 2006 as compared to the first nine months of 2005. For the third quarter of 2006, revenue from trust and brokerage services grew $377 thousand or 13.40% from the prior year’s third quarter. The increase in revenue from trust and brokerage services was due to a greater volume of business and a larger customer base.
Service charges, commissions and fees from customer accounts increased $1.65 million or 6.58% for the first nine months of 2006 as compared to the first nine months of 2005. For the third quarter of 2006, service charges, commissions and fees from customer accounts increased $367 thousand or 4.18% compared to the third quarter of 2005. The largest component within this category is fees from deposit services which increased $867 thousand or 4.18% and $151 thousand or 2.09% in the first nine months and third quarter of 2006, respectively, from last year’s first nine months of third quarter of 2005 due mainly to United’s High Performance Checking program introduced during the first quarter of 2006. In particular, insufficient funds (NSF) fees increased $1.26 million and $219 thousand during the first nine months and third quarter of 2006, respectively while check card fees increased $440 thousand and $168 thousand, respectively. Deposit service charges and account analysis fees declined $577 thousand and $157 thousand, respectively, for the first nine months of 2006 as compared to the first nine months of 2005. For the third quarter of 2006, deposit service charges declined $195 thousand while account analysis fees remained fairly stable as it decreased less than 1% compared to the same period in the prior year.
Mortgage banking income decreased $75 thousand or 10.87% due to fewer mortgage loan sales in the secondary market during the first nine months of 2006 as compared to last year’s first nine months. Mortgage loan sales were $40.90 million in the first nine months of 2006 as compared to $52.14 million in the first nine months of 2005. For the third quarter of 2006, mortgage loan sales were $18.60 million as compared to $20.40 million in the third quarter of 2005, which resulted in a $101 thousand or 29.97% decrease in mortgage banking income for the third quarter of 2006 when compared with the third quarter of 2005.
Income from bank life insurance policies decreased $158 thousand or 4.59% while other income increased $581 thousand or 67.87% for the first nine months of 2006 as compared to last year’s income during the same period. Compared to the third quarter of 2005, income from bank life insurance policies and other income increased $161 thousand or 15.78% and $74 thousand or 42.53%, respectively, in the third quarter of 2006. The increase in other income was mainly due an increase in bankcard fees from a higher volume of transactions.
On a linked-quarter basis, noninterest income decreased $8.21 million or 56.92% from the second quarter of 2006 due to the before-tax loss of approximately $7.66 million on a termination of an interest rate swap associated with the prepayment of a FHLB advance. The remaining decline in noninterest income of $517 thousand or 3.56% was due mainly to a decrease in revenue from trust and brokerage services of $457 thousand or 12.53% for the quarter. Deposit service fees increased $149 thousand or 2.07% for the third quarter of 2006 as compared to the second quarter of 2006 as a result of United’s Higher Performance Checking program.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2006, noninterest expenses increased $14.73 million or 16.40% from the first nine months of 2005. Noninterest expenses increased $9.70 million or 31.78% for the third quarter of 2006 compared to the same period in 2005.
The increase in noninterest expense for the first nine months and third quarter of 2006 was primarily due to the before-tax penalties of approximately $8.26 million to prepay $200 million of FHLB advances during the third quarter of 2006. Excluding these penalties, noninterest expense would have increased $6.47 million or 7.20% and $1.44 million or 4.71% for the first nine months and third quarter of 2006, respectively, compared to the same periods in prior year. For the first nine months of 2006, the balance of the increase in noninterest expense was mainly due to a $2.60 million or 5.88% increase in salaries and benefits expense as compared to the same period last year. Salaries expense for the first nine months of 2006 increased $1.88 million or 5.31% as a result of the higher base salaries, performance-based commissions, and incentives. Health care and pension costs increased $318 thousand or 9.89% and $104 thousand or 5.88%, respectively, for the first nine months of 2006 as compared to last year’s first nine months. Salaries and benefits expense for the third quarter of 2006 increased $535 thousand or 3.52% from the third quarter of 2005. Salaries expense increased $644 thousand or 5.47% primarily as a result of higher base salaries.
The remainder of the increases in noninterest expense for the first nine months and third quarter of 2006 from the same time periods last year was due primarily to expenses related to United’s new High Performance Checking program. United incurred marketing and related costs of approximately $2.17 million during the first nine months of 2006 to launch and promote its High Performance Checking program for consumer customers. During the third quarter of 2006, United incurred additional marketing and related costs of approximately $550 thousand to continue the promotion of the High Performance Checking Program. However, the increased spending is having the desired impact of attracting low cost deposits. Largely due to the High Performance Checking initiative, United has opened 30,808 new consumer accounts during the first nine months of 2006 as compared to 18,624 new consumer accounts in the first nine months of 2005. United opened 10,179 new consumer accounts during the third quarter of 2006 as compared to 6,466 new consumer accounts in the third quarter of 2005.
Net occupancy expense for the first nine months of 2006 increased $199 thousand or 2.15% from the first nine months of 2005 and was due mainly to increases in utilities expense and real property taxes. Net occupancy expense for the third quarter of 2006 decreased $82 thousand or 2.63% mainly the result of a decrease in building maintenance expense.

Equipment expense declined $353 thousand or 7.13% and $72 thousand or 4.39% for the first nine months and third quarter of 2006, respectively, as compared to the same periods in 2005. The decrease during the first nine months of 2006 was due mainly to a $198 thousand gain on the sale of an OREO property during the second quarter of 2006 and lower levels of depreciation expense. The decrease in the third quarter of 2006, when compared with the third quarter of 2005, was the result of decreases in depreciation expense and maintenance expense.
Data processing expense increased $155 thousand or 3.63% for the first nine months of 2006 as compared to the first nine months of 2005. For the third quarter of 2006, data processing expense increased $72 thousand or 5.12% as compared to the third quarter of 2005.
Other expenses increased $3.87 million or 14.26% and $984 thousand or 10.75% for the first nine months and third quarter of 2006, respectively, as compared to the same periods of 2005 due primarily to the expenses previously mentioned related to United’s new HPC program. In addition, legal and consulting fees, excluding those related to the HPC program, increased $811 thousand from the same period in the prior year. Bankcard and ATM processing fees increased $706 thousand and $221 thousand, respectively, due to increased transactions for the first nine months of 2006 when compared to the same period last year. For the third quarter of 2006, legal and consulting fees, excluding HPC related costs, increased $206 thousand while bankcard processing fees increased $287 thousand compared to the third quarter of 2005. These increases were partially offset by a $153 thousand decline in loan collection expense. The remaining increase in all other expenses in the first nine months and third quarter of 2006 from last year’s first nine months and third quarter was due mainly to increases in several general operating expenses, none of which were individually significant.
On a linked-quarter basis, noninterest expense for the third quarter of 2006 increased $8.05 million or 25.03% from the second quarter of 2006 due mainly to the before-tax penalties of approximately $8.26 million to prepay FHLB advances during the quarter. Otherwise, noninterest expense for the third quarter of 2006 would have been relatively flat from the second quarter of 2006, decreasing $210 thousand or less than 1%. Decreases in salaries and employee benefits expense of $211 thousand, other expenses of $156 thousand, net occupancy expense of $83 thousand, and data processing expense of $13 thousand were virtually offset by an increase in equipment expense of $253 thousand.
As previously discussed in Note 11 of the unaudited Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate any unvested options under United’s existing stock option plans and the fact that no new options have been granted during the first nine months of 2006, United did not recognize any compensation cost for the third quarter and first nine months of 2006. Prior to January 1,

2006, United accounted for its stock option plans under the intrinsic value method. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized.
At the Annual Meeting of Shareholders held on May 15, 2006, the United shareholders approved the 2006 Stock Option Plan and thus, it became effective upon the shareholders’ approval. No stock options have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
Income Taxes
For the first nine months of 2006 and 2005, income taxes were $29.86 million and $34.30 million, respectively. For the third quarter of 2006, income taxes were $6.19 million as compared to $11.78 million for the third quarter of 2005. United’s effective tax rates for the first nine months of 2006 and 2005 were 31.74% and 31.46%, respectively. For the quarters ended September 30, 2006 and 2005, United’s effective tax rates were 30.42% and 31.65%, respectively.
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
Liquidity
United maintains, in the opinion of management, liquidity which is sufficient to satisfy United’s cash needs,

its depositors’ requirements and meet the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable, and they are the lowest cost source of funds available to United. To help attract these lower cost deposits, United introduced its High Performance Checking program during the first quarter of 2006. Management has been very satisfied with the results of the new program for the first nine months of 2006 as the number of new core deposit accounts have increased substantially. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.
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
Short-term needs can be met through a wide array of outside sources such as correspondent and downstream correspondent federal funds and utilization of Federal Home Loan Bank advances.
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
For the nine months ended September 30, 2006, cash of $54.45 million was provided by operating activities. Net cash of $107.58 million was provided by investing activities which was primarily due to net cash received of $213.01 million for excess net proceeds from sales, calls and maturities of investment securities over purchases which partially offset loan growth of $103.05 million. During the first nine months of 2006, net cash of $197.46 million was used in financing activities due primarily to repayment of short-term and long-term FHLB borrowings in the amount of $517.07 million. Other uses of cash for financing activities included payment of $33.91 million and $36.50 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included the $200 million in proceeds from issuance of long-term FHLB advances during the third quarter of 2006, growth in deposits of $133.10 million, and an increase in federal funds purchased and securities sold under agreements to repurchase of $1.56 million and $51.65 million, respectively. The net effect of cash flow activities was a decrease in cash and cash equivalents of $35.43 million for the first nine months of 2006.

United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes 7 and 8 to the accompanying unaudited Notes to Consolidated Financial Statements for more details regarding the amounts available to United under line of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.35% at September 30, 2006 and 11.28% at December 31, 2005, are both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.21% and 8.52%, respectively, at September 30, 2006, are also well above regulatory minimum requirements.
Total shareholders’ equity was $635.33 million, an increase of $128 thousand or less than 1% from December 31, 2005. United’s equity to assets ratio was 9.64% at September 30, 2006 as compared to 9.44% at December 31, 2005. The primary capital ratio, capital and reserves to total assets and reserves, was 10.35% at September 30, 2006 as compared to 10.15% at December 31, 2005. United’s average equity to average asset ratio was 9.61% and 9.87% for the quarters ended September 30, 2006 and 2005, respectively. For the first nine months of 2006 and 2005, the average equity to average assets ratio was 9.63% and 9.96%, respectively. All of these financial measurements reflect a financially sound position.
During the third quarter of 2006, United’s Board of Directors declared a cash dividend of $0.27 per share. Cash dividends were $0.81 per common share for the first nine months of 2006. Total cash dividends declared were approximately $11.16 million for the third quarter of 2006 and $33.70 million for the first nine months of 2006, an increase of 1.35% and 1.45% over comparable periods of 2005. The year 2006 is expected to be the thirty-third consecutive year of dividend increases to United shareholders.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2006 and December 31, 2005:

Change in
Interest Rates
(basis points)	Percentage Change in Net Interest Income
	September 30, 2006	December 31, 2005
+200	3.98%	2.50%
+100	2.05%	1.47%
-100	-1.30%	-3.56%
-200	-5.24%	-9.62%
At September 30, 2006, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.05% over one year as compared to an increase of 1.47% at December 31, 2005. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by a estimated 3.98% over one year as of September 30, 2006, as compared to an increase of 2.50% as of December 31, 2005. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.30% and 5.24%, respectively, over one year as compared to a decrease of 3.56% and 9.62%, respectively, over one year as of December 31, 2005.
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
As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the first nine months of 2006, United realized a net loss of $4.60 million in connection with the termination of interest rate swaps. This was done to improve future earnings.
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. Key economic assumptions used in measuring the fair value of the subordinated interest at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Weighted average life (in years)	—	0.5
Prepayment speed assumption (annual rate)	15.19% - 32.00%	15.19% - 35.00%
Cumulative default rate	19.21%	19.21%
Residual cash flows discount rate (annual rate)	6.87% - 13.73%	6.32% - 12.95%
At September 30, 2006 and December 31, 2005, the fair values of the subordinated interest were zero and approximately $1.1 million, respectively, and were carried in the available for sale investment portfolio. The cost of the available for sale securities was zero at September 30, 2006 and December 31, 2005.
At September 30, 2006, the principal balances of the residential mortgage loans held in the securitization trust were approximately $11.4 million. Principal amounts owed to third party investors and to United in the securitization were approximately $4.3 million and $7.1 million, respectively, at September 30, 2006. United recognizes the excess of all cash flows attributable to the subordinated interest using the effective yield method. Because the amortized cost of United’s subordinated interest was zero at September 30, 2006, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors will be recognized into interest income as cash is received by United over the remaining life of the loans. The weighted average term to maturity of the underlying mortgages approximated 13.1 years as of September 30, 2006. During the three and nine months ended September 30, 2006, United received cash of $1.17 million and $3.60 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	September 30,	December 31,
	2006	2005
Total principal amount of loans	$11,388	$15,747
Principal amount of loans 60 days or more past due	341	541
Year-to-date average balances	13,691	20,271

Year-to- date net credit losses	246	343
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
At September 30, 2006, United’s mortgage related securities portfolio had an amortized cost of $794 million, of which approximately $705 million or 89% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having a weighted average life of approximately 2.3 years and a weighted average yield of 4.32%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points to the yield curve, the average life of these securities would only extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio in a rates up 300 basis points scenario would be 6.5%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in a rates higher by 300 basis points scenario would be approximately 18%.
United had approximately $17 million in 30-year mortgage backed securities with a projected yield of 6.70% and a projected average life of 4.2 years on September 30, 2006. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The mortgage related securities portfolio at September 30, 2006, also included $24 million in adjustable rate securities (ARMs), $16 million in balloon securities, $20 million in 10-year, and $10 million in 15-year mortgage backed pass-through securities.

Item 4. CONTROLS AND PROCEDURES
As of September 30, 2006, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2006 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sold within the last three (3) years that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2006:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)
7/01 – 7/31/2006	100,034	$35.90	100,000	1,546,700
8/01 – 8/31/2006	115,784	$36.52	115,000	1,431,700
9/01 – 9/30/2006	100,039	$37.45	100,000	1,331,700

Total	315,857	$36.62

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended September 30, 2006, no shares were exchanged by participants in United’s stock option plans.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended September 30, 2006, the following shares were purchased for the deferred compensation plan: July 2006 – 34 shares at an average price of $37.63; August 2006 – 784 shares at an average price of $36.29; and September 2006 – 39 shares at an average price of $38.41.

(3)	In August of 2004, United’s Board of Directors approved a repurchase plan to repurchase up to 1.775 million shares of United’s common stock on the open market (the 2004 Plan). During the second quarter of 2006, United completed the repurchases under the 2004 Plan. In May of 2006, United’s Board of Directors approved a new repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan) effective upon the completion of the 2004 Plan. The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
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

UNITED BANKSHARES, INC.
(Registrant)

Date: November 7, 2006	/s/ Richard M. Adams Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: November 7, 2006	/s/ Steven E. Wilson Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer