Form 10-K
period 2006-12-31
UNITED BANKSHARES INC/WV
filed 2007-02-26
CIK 729986

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Common Stock, $2.50 Par Value

(Title of Class)
Securities registered pursuant to 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2006, was approximately $1,330,667,094.
     As of January 31, 2007, United Bankshares, Inc. had 40,981,030 shares of common stock outstanding with a par value of $2.50.
Documents Incorporated By Reference
     Definitive Proxy Statement dated April 12, 2007 for the 2007 Annual Shareholders’ Meeting to be held on May 21, 2007, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)
As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2006, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.
FORM 10-K, PART I
Item 1. BUSINESS
Organizational History and Subsidiaries
     United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-six banking institutions. At December 31, 2006, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.
Employees
     As of December 31, 2006, United and its subsidiaries had approximately 1,367 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.
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
Business of United
     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2006, United’s consolidated assets approximated $6.7 billion and total shareholders’ equity approximated $634 million.
     United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B — Notes to Consolidated Financial Statements for a discussion of United’s Agreement and Plan of Reorganization with Premier Community Bankshares, Inc.
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
Lending Activities
     United’s loan portfolio, net of unearned income, increased $156.9 million to $4.81 billion in 2006. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Real estate construction loans increased $175.8 million or 50.6%. Commercial and commercial real estate loans increased $19.2 million or 2.1% and $19.9 million or 1.8%, respectively. Single family residential real estate loans decreased $25.0 million or 1.4% for the year of 2006. Consumer loans decreased $30.2 million or 7.9%. Interest and fees on loans for the years of 2006, 2005, and 2004 were $326.9 million, $274.9 million, and $229.2 million, respectively.
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
     As of December 31, 2006, approximately $320.3 million or 6.7% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.
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
Loan Concentrations
     United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $2.51 billion as of December 31, 2006. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, Virginia and Maryland. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2006, approximately $838.4 million or 17.5% of United’s total loan portfolio were for the purpose of renting and leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
Secondary Markets
     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2006, the balance of mortgage loans being serviced by United for others was insignificant.
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
     During 2006, United originated $52.1 million of real estate loans for sale in the secondary market and sold $53.4 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2006 were $855 thousand.
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
     United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. United has a small amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of primarily “AAA” rated municipal securities. Interest and dividends on securities for the years of 2006, 2005, and 2004 were $72.0 million, $69.6 million, and $63.8 million, respectively. United recognized net losses of $3.2 million in the year of 2006 due mainly to an other-than-temporary impairment of $2.9 million on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of a balance sheet repositioning in the first quarter of 2006. United recognized net gains of $695 thousand and $1.1 million for the years of 2005 and 2004, respectively.

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
     As of December 31, 2006, there were 71 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 96 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.
Economic Characteristics of Primary Market Area
     As of December 2006, West Virginia’s unemployment rate was 4.6% while the national rate was 4.3%. The total number of unemployed state residents declined 800 for the month of December as compared to the month of November. The total number of unemployed residents was up 4,100 for the year of 2006 as compared to 2005. Population outflows that have constrained faster economic growth in West Virginia may be moderating. In 2002, the U.S. Census Bureau estimated that the state’s population increased marginally. While substantially less than the national average, the increase was a substantial improvement over the six prior years, during which time the state’s population base shrank.
     United’s northern Virginia subsidiary banking offices are located in markets that reflect very low unemployment rate levels and increased wage levels over a year ago. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2006 was 2.7%, down 6,500 unemployed state residents from November. The 2.7% December 2006 unemployment rate was the best jobless rate for the month of December in six years, since a 1.9% December 2000 level. The December 2006 unemployment rate was below both the December 2005 Virginia jobless rate of 3.0% and the U.S. December 2006 unemployment level of 4.3%. The Northern Virginia metropolitan area’s unemployment rate was at 1.9% in December 2006, the lowest among Virginia’s ten metropolitan areas. The 1.9% December 2006 unemployment rate was below the 2.1% unemployment rate in December 2005.
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
     United is also under the jurisdiction of the SEC and certain state securities commissions in regard to the offering and sale of its securities. Generally, United must file under the Securities Exchange Act of 1933, as amended, to issue additional shares of its common stock. United is also registered under and is subject to the regulatory and disclosure requirements of the Securities Exchange Act of 1934, as amended, as administered by the SEC. United is listed on the NASDAQ Global Select Market under the quotation symbol “UBSI,” and is subject to the rules of the NASDAQ for listed companies.
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
Item 1A. RISK FACTORS
Changes in interest rates may adversely affect United’s business
     United’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income United earns on loans and other assets which earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Board of Governors of the Federal Reserve System or otherwise beyond those which are contemplated by United’s interest rate risk model and policy, could have an effect on net interest income. For more information concerning United’s interest rate risk model and policy, see the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A.

Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business
     United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2012.
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
     United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2006, an aggregate of approximately $16.47 million and $14.17 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.
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
Stock
     As of December 31, 2006, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,320,832 were issued, including 3,261,931 shares held as treasury shares. The outstanding shares are held by approximately 5,747 shareholders of record, as well as 6,254 shareholders in street name as of January 31, 2007. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.
     In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2006, 659,300 shares were repurchased under the plan while 623,700 shares were repurchased to complete an earlier plan approved in 2004 to repurchase up to 1,775,000 shares.
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
Dividends
     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.09 per share in 2006, $1.05 per share in 2005 and $1.02 per share in 2004. The payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act and the limitations imposed by the Federal Reserve Board. See “Market and Stock Prices of United” for quarterly dividend information.
     Payment of dividends by United is dependent upon receipt of dividends from its Banking Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note T — Notes to Consolidated Financial Statements.
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
     The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

	Dividends		High	Low
2007
First Quarter through January 31, 2007	$0.28	(1)	$39.50	$35.68

2006
Fourth Quarter	$0.28		$39.71	$36.51
Third Quarter	$0.27		$38.28	$34.21
Second Quarter	$0.27		$38.41	$34.46
First Quarter	$0.27		$38.50	$34.46

2005
Fourth Quarter	$0.27		$38.55	$32.34
Third Quarter	$0.26		$38.47	$33.91
Second Quarter	$0.26		$36.45	$29.82
First Quarter	$0.26		$38.62	$32.00

(1)	On January 29, 2007, United declared a dividend of $0.28 per share, payable April 2, 2007, to shareholders of record as of March 9, 2007.
Stock Performance Graph
     The following Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that United specifically incorporates it by reference into such filing.
     The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2006, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2001 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
United Bankshares, Inc.	100.00	104.01	115.49	145.57	138.58	156.44
NASDAQ Bank Index	100.00	106.93	142.25	161.66	158.54	180.42
S&P Mid-Cap Index	100.00	85.49	115.91	135.01	151.95	167.62
Issuer Repurchases
     The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2006:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased	Average Price Paid	Part of Publicly	be Purchased Under
Period	(1) (2)	per Share	Announced Plans (3)	the Plans (3)

10/01 — 10/31/2006	105,039	$37.81	105,000	1,226,700
11/01 — 11/30/2006	109,836	$38.50	96,000	1,130,700
12/01 — 12/31/2006	90,153	$38.35	90,000	1,040,700

Total	305,028	$38.22

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2006, the following shares were exchanged by participants in United’s stock option plans: November 2006 — 13,800 shares at an average price of $38.12.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2006, the following shares were purchased for the deferred compensation plan: October 2006 — 39 shares at an average price of $39.02; November 2006 — 36 shares at an average price of $39.43; and December 2006 — 153 shares at an average price of $38.93.

(3)	In August of 2004, United’s Board of Directors approved a repurchase plan to repurchase up to 1,775,000 shares of United’s common stock on the open market (the 2004 Plan). During the second quarter of 2006, United completed the repurchases under the 2004 Plan. In May of 2006, United’s Board of Directors approved a new repurchase plan to repurchase up to 1,700,000 shares of United’s common stock on the open market (the 2006 Plan) effective upon the completion of the 2004 Plan. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6. SELECTED FINANCIAL DATA
     The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2006. The selected financial data should be read in conjuction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Summary of Operations:
Total interest income	$400,683	$345,278	$293,350	$272,520	$323,483
Total interest expense	181,090	124,451	88,914	95,504	129,175
Net interest income	219,593	220,827	204,436	177,016	194,308
Provision for loan losses	1,437	5,618	4,520	7,475	8,937
Other income	49,033	52,625	54,231	52,084	37,787
Other expense	137,173	121,160	137,061	129,538	109,728
Income taxes	40,767	46,265	33,771	28,010	35,211
Income from continuing operations	89,249	100,409	83,315	64,077	78,219
Income from discontinued operations before income taxes	—	—	20,780	20,433	14,903
Income taxes	—	—	6,333	5,745	4,189
Income from discontinued operations	—	—	14,447	14,688	10,714
Net Income	89,249	100,409	97,762	78,765	88,933
Cash dividends	45,219	44,575	44,228	42,028	40,388

Per common share:
Income from continuing operations:
Basic	2.15	2.36	1.92	1.52	1.84
Diluted	2.13	2.33	1.89	1.50	1.81
Income from discontinued operations:
Basic	—	—	0.33	0.35	0.25
Diluted	—	—	0.33	0.35	0.25
Net income:
Basic	2.15	2.36	2.25	1.87	2.09
Diluted	2.13	2.33	2.22	1.85	2.06
Cash dividends	1.09	1.05	1.02	1.00	0.95
Book value per share	15.44	15.12	14.68	14.08	12.88

Selected Ratios:
Return on average shareholders’ equity	13.90%	15.66%	15.56%	13.86%	16.73%
Return on average assets	1.34%	1.55%	1.55%	1.36%	1.59%
Dividend payout ratio	50.67%	44.39%	45.24%	53.39%	45.41%

Selected Balance Sheet Data:
Average assets	$6,641,224	$6,465,764	$6,295,076	$5,809,131	$5,591,267
Investment securities	1,275,470	1,501,966	1,510,442	1,510,610	1,285,490
Loans held for sale	2,041	3,324	3,981	1,687	5,151
Total loans	4,806,747	4,649,829	4,418,276	3,955,234	3,501,188
Assets of discontinued operations	—	—	—	334,340	666,147
Total assets	6,717,598	6,728,492	6,435,971	6,387,730	5,797,662
Total deposits	4,828,192	4,617,452	4,297,563	4,138,487	3,815,830
Long-term borrowings	499,200	547,731	533,755	459,663	172,444
Liabilities of discontinued operations	—	—	—	300,754	638,884
Total liabilities	6,083,506	6,093,287	5,804,464	5,772,539	5,256,123
Shareholders’ equity	634,092	635,205	631,507	615,191	541,539

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SUBSEQUENT EVENT
On January 29, 2007, United announced the execution of an Agreement and Plan of Reorganization to acquire Premier Community Bankshares, Inc. (Premier) headquartered in Winchester, Virginia. Premier is a $900.7 million multi-bank holding company with 26 office locations in the northwestern and central parts of Virginia and the eastern panhandle of West Virginia. Premier operates three wholly owned banking subsidiaries, The Marathon Bank, the Rockingham Heritage Bank and the Premier Bank. Upon completion of the acquisition, it is anticipated that all three banking subsidiaries will be merged with United’s Virginia subsidiary, United Bank. The acquisition of Premier will afford United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas. Please refer to Note B of the Notes to Consolidated Financial Statements for more information on this acquisition.
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
The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the allowance for credit losses is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.
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
2006 COMPARED TO 2005
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2006 were $6.72 billion, a decrease of $10.89 million or less than 1% from year-end 2005. The slight decrease in total assets was primarily due to a $226.50 million or 15.08% decrease in investment securities. Partially offsetting this decrease were increases in portfolio loans of $156.92 million or 3.37%, cash and cash equivalents of $51.05 million or 24.55% and other assets of $7.51 million or 4.41%. The decrease in total assets is reflected in corresponding decreases in total liabilities of $9.78 million and shareholders’ equity of $1.11 million. The decrease in total liabilities was due mainly to a reduction of $189.92 million or 26.24% in Federal Home Loan Bank (FHLB) borrowings and a $64.75 million or 12.32% decline in securities sold under agreements to repurchase. Partially offsetting these decreases was an increase in deposits of $210.74 million or 4.56% and a $36.35 million or 59.23% increase in federal funds purchased. Shareholders’ equity decreased $1.11 million or less than 1% from year-end 2005 due mainly to an increase in treasury stock of $36.21 million and decreases in surplus of $3.69 million and accumulated other comprehensive income of $5.24 million which more than offset $44.03 million of net earnings. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents increased $51.05 million or 24.55% from year-end 2005. Of this total increase, cash and due from banks increased $28.59 million, interest-bearing deposits with other banks increased $13.05 million and federal funds sold increased $9.42 million. During the year of 2006, net cash of $89.40 million and $64.80 million was provided by operating activities and investing activities, respectively. Net cash of $103.15 million was used in financing activities. Further details related to changes is cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.
Securities
Total investment securities decreased $226.50 million or 15.08% since year-end 2005. Securities available for sale decreased $211.45 million or 16.59%. This change reflects $492.83 million in sales, maturities and calls of securities, $276.94 million in purchases and an increase of $8.01 million in market value. Securities held to maturity declined $15.05 million which was a decrease of 6.62%. This decrease was due to maturities and calls of securities within the portfolio of $16.20 million during the year of 2006. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note D to the Notes to Consolidated Financial Statements.
Loans
Loans held for sale decreased $1.28 million or 38.60% as loan sales in the secondary market slightly exceeded loan originations during the year of 2006. Portfolio loans, net of unearned income, increased $156.92 million or 3.37% from year-end 2005 largely the result of increased production in construction loans, commercial real estate loans and commercial loans (not secured by real estate). Since year-end 2005, construction loans increased $175.77 million or 50.62%, commercial real estate loans increased $19.91 million or 1.77% and commercial loans (not secured by real estate) increased $19.24 million or 2.06%. These increases were partially offset by decreases in consumer loans of $30.19 million or 7.94% and single-family residential real estate loans of $25.03 million or 1.43% and from year-end 2005. The table below summarizes the change in the loan categories since year-end 2005:

	At December 31
(Dollars in thousands)	2006	2005	$ Change	% Change
Loans held for sale	$2,041	$3,324	$(1,283)	(38.60%)

Commercial, financial, and agricultural	$954,024	$934,780	$19,244	2.06%
Real Estate:
Single family residential	1,720,794	1,745,824	(25,030)	(1.43%)
Commercial	1,146,007	1,126,095	19,912	1.77%
Construction	523,042	347,274	175,768	50.61%
Other	119,973	122,487	(2,514)	(2.05%)
Consumer	349,868	380,062	(30,194)	(7.94%)
Less: Unearned interest	(6,961)	(6,693)	(268)	4.00%

Total Loans, net of unearned interest	$4,806,747	$4,649,829	$156,918	3.37%

For a summary of major classifications of loans, see Note F, Notes to Consolidated Financial Statements.

Other Assets
Other assets increased $7.51 million or 4.41% from year-end 2005 due mainly to a $12.04 million increase in the net pension asset as a result of a $26.64 million contribution during the third quarter of 2006, which was substantially reduced by an adjustment of $13.22 million to initially adopt Financial Accounting Standards Board Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” to properly reflect the funded status of United’s Pension Plan. In addition, the value of cash surrender life insurance policies increased $4.42 million. Partially offsetting these increases was a decline in deferred tax assets of $5.36 million due primarily to the $12.04 million increase in the net pension asset and a $8.01 million increase in the market value of available for sale securities since year-end 2005. In addition, derivative assets dropped $2.06 million while core deposit intangibles decreased $1.89 million due to amortization from year-end 2005. The $2.06 million drop in derivative assets related primarily to the termination of an interest rate swap associated with the repayment of a hedged $50 million variable rate FHLB advance in the first quarter of 2006.
Deposits
Deposits represent United’s primary source of funding. Total deposits at December 31, 2006 grew $210.74 million or 4.56% since year-end 2005. In terms of composition, noninterest-bearing deposits decreased $56.47 million or 5.88% while interest-bearing deposits increased $267.21 million or 7.31% from December 31, 2005. The decrease in noninterest-bearing deposits was due mainly to a $51.83 million or 17.39% decline in consumer noninterest-bearing deposits as a result of the High Performance Checking (HPC) program that United launched during the first quarter of 2006. Most of the checking accounts offered by United in its High Performance Checking program are interest-bearing, and customers switched from their traditional noninterest-bearing checking accounts to the new interest-bearing High Performance Checking products. In addition, commercial noninterest-bearing deposits dropped $50.21 million or 8.06% as customers shifted money into interest-bearing products due to higher interest rates. Partially offsetting these decreases in noninterest-bearing deposits was a $41.83 million increase in official checks due to a large amount of loan proceeds checks at year-end 2006.
The increase in interest-bearing deposits consisted of growth in time deposits over $100,000 of $118.77 million or 18.12%, time deposits under $100,000 of $115.34 million or 9.59%, and interest-bearing money market accounts of $58.31 million or 4.49%. These increases are primarily due to a shift from noninterest-bearing deposits to interest-bearing products as a result of higher interest rates. Partially offsetting these increases was a decrease of $21.12 million or 6.23% in regular savings accounts.
The table below summarizes the changes in the deposit categories since year-end 2005:

	December 31	December 31
(Dollars In thousands)	2006	2005	$ Change	% Change
Demand deposits	$429,504	$712,729	$(283,225)	(39.74%)
Interest-bearing checking	159,628	163,717	(4,089)	(2.50%)
Regular savings	317,642	338,763	(21,121)	(6.23%)
Money market accounts	1,829,300	1,544,233	285,067	18.46%
Time deposits under $100,000	1,317,839	1,202,496	115,343	9.59%
Time deposits over $100,000	774,279	655,514	118,765	18.12%

Total deposits	$4,828,192	$4,617,452	$210,740	4.56%

More information relating to deposits is presented in Note J, Notes to Consolidated Financial Statements.
Borrowings
Total borrowings at December 31, 2006 decreased $222.69 million or 15.86% during the year of 2006. Since year-end 2005,

short-term borrowings decreased $174.16 million or 20.34% due mainly to a $145 million reduction in overnight FHLB borrowings and a $64.75 million decline in securities sold under agreements to repurchase. Federal funds purchased increased $36.35 million or 59.23% since year-end 2005. Long-term borrowings decreased $48.53 million or 8.86% due primarily to the repayment of a $50 million FHLB advance during the first quarter of 2006.
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
During the fourth quarter of 2006, United through its subsidiary, Sequoia Capital Trust II, redeemed $3.09 million of trust preferred securities. The securities were redeemed at par value plus accrued interest. The securities carried an interest rate of 9.17% at the time of redemption.
The table below summarizes the change in the borrowing categories since year-end 2005:

	December 31		Amount	Percentage
(Dollars In thousands)	2006	2005	Change	Change
Federal funds purchased	$97,720	$61,370	$36,350	59.23%
Securities sold under agreements to repurchase	460,858	525,604	(64,746)	(12.32%)
Overnight FHLB advances	120,000	265,000	(145,000)	(54.72%)
TT&L note option	3,688	4,451	(763)	(17.14%)
Long-term FHLB advances	413,899	458,818	(44,919)	(9.79%)
Issuances of trust preferred capital securities	85,301	88,913	(3,612)	(4.06%)

Total borrowings	$1,181,466	$1,404,156	($222,690)	(15.86%)

For a further discussion of borrowings see Notes K and L, Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $2.16 million or 3.43% from year-end 2005 due mainly to increases in income taxes payable of $4.41 million due to lower payments, interest payable of $3.75 million due to higher interest rates on borrowings and deposits and deferred compensation of $418 thousand. Partially offsetting these increases were decreases in derivative liabilities of $4.79 million due primarily to the termination of a $100 million swap in the third quarter of 2006. In addition, business franchise taxes payable and other accrued expenses decreased $1.14 million and $1.96 million, respectively, from year-end 2005 due to the timing of payments.
Shareholders’ Equity
Shareholders’ equity at December 31, 2006 decreased $1.11 million or less than 1% from December 31, 2005 as United continued to balance capital adequacy and the return to shareholders. The slight decrease in shareholders’ equity was due mainly to a rise in treasury stock of $36.21 million due to repurchases of United shares by the Company, a decline in surplus of $3.69 million due to the exercise of stock options and a $5.24 million decline in accumulated other comprehensive income due primarily to a $8.01 million, net of deferred income taxes, adjustment to adopt SFAS 158 and a decrease of $1.52 million, net of deferred income taxes, in the fair value adjustments on cash flow hedges. Partially offsetting these decreases were earnings, net of dividends declared, of $44.03 million for the year of 2006 and an increase within accumulated other comprehensive income of $5.20 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio.

Since year-end 2005, a total of 1,283,000 shares were repurchased under plans approved by United’s Board of Directors. United repurchased 623,700 shares to complete a plan announced in 2004 to repurchase up to 1.775 million shares of its common stock on the open market. An additional 659,300 shares were repurchased under the current plan approved by United’s Board of Directors in May of 2006 to repurchase up to 1.7 million shares of United’s common stock on the open market.
EARNINGS SUMMARY
Net income for the year 2006 was $89.25 million or $2.13 per diluted share compared to $100.41 million or $2.33 per share for the year of 2005. The results for the year of 2006 included significant before-tax charges totaling $15.92 million to prepay certain long-term debt.
During the third quarter of 2006, United prepaid certain Federal Home Loan Bank (FHLB) long-term advances in the amount of $200 million and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of approximately $8.26 million. The termination of the interest rate swap resulted in a before-tax loss of approximately $7.66 million. United’s management believes that the prepayment of these borrowings and the termination of the interest rate swap will improve United’s future net interest margin and enhance future earnings.
United’s return on average assets for the year of 2006 was 1.34% and return on average shareholders’ equity was 13.90% as compared to 1.55% and 15.66% for the year of 2005.
Tax-equivalent net interest income for the year of 2006 was $235.05 million, an increase of $1.63 million or less than 1% from the prior year. The provision for credit losses was $1.44 million for the year 2006 as compared to $5.62 million for the year of 2005.
Noninterest income was $49.03 million for the year of 2006, down $3.59 million or 6.83% when compared to the prior year. Included in total noninterest income for the year of 2006 was a net before-tax loss of $4.60 million on the termination of interest rate swaps associated with the prepayment of FHLB advances in the first and third quarters of 2006. As previously mentioned, during the third quarter of 2006, United incurred a before-tax loss of approximately $7.66 million to terminate an interest rate swap associated with the prepayment of a FHLB advance. During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated an interest rate swap associated with the repayment of a FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of that swap. In addition, United’s income from investment security transactions declined $3.87 million for the year of 2006 as compared to last year as United incurred a net loss on security transactions of $2.93 million in the first quarter of 2006 due to an other-than-temporary impairment on approximately $86 million of low-yielding fixed rate investment securities that United subsequently sold as part of the balance sheet repositioning. Excluding the results of investment security transactions and interest rate swap terminations, noninterest income for the year of 2006 would have increased $4.88 million or 9.39% from the year of 2005.
Noninterest expense increased $16.01 million or 13.22% for the year of 2006 when compared 2005. The increase was due mainly to an increase of $7.86 million in before-tax penalties to prepay FHLB advances. Excluding the prepayment penalties, noninterest expense for the year of 2006 would have increased $8.16 million or 6.76% from the year of 2005.
United’s effective tax rate was approximately 31.4% and 31.5% for years ended December 31, 2006 and 2005, respectively, as compared to 29.1% for 2004.
The following discussion explains in more detail the results of operations by major category.
Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2006, are summarized below.

Tax-equivalent net interest income for the year of 2006 was $235.05 million, an increase of $1.63 million or less than 1% from the year of 2005. The net interest margin for the year of 2006 was 3.86%, down 8 basis points from a net interest margin of 3.94% during the same period last year.
Tax-equivalent interest income for the year of 2006 was $416.14 million, a $58.27 million or 16.29% increase from the year of 2005 as the average yield on earning assets for year of 2006 increased 80 basis points from the year of 2005 due to higher interest rates. In addition, average earning assets increased $156.67 million or 2.64% due to average loan growth of $232.54 million or 5.22%. Partially offsetting the loan growth was an $89.83 million or 6.22% decline in average investments. For the year of 2006, interest income from United’s asset securitization increased $580 thousand from the same period in 2005.
Interest expense for the year of 2006 was $181.09 million, an increase of $56.64 million or 45.51% from the year of 2005. The increase in interest expense for the year of 2006 was mainly due to a 101 basis point rise in the average cost of funds from the year of 2005 as a result of the higher interest rates. The average cost of deposits was 3.10% for the year of 2006, up 104 basis points from 2.06% for the year of 2005 while the average cost of short-term borrowing was 4.04% for the year of 2006, an increase of 161 basis points from 2.43% for the year of 2005. A sustained flat yield curve between short-term and long-term interest rates has resulted in a lesser increase in yields on earning assets while the upward trend in the general market interest rates has resulted in a more significant increase to funding costs.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2006, 2005 and 2004 with the consolidated interest and rate earned or paid on such amount.

	Year Ended			Year Ended			Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$41,444	$1,804	4.35%	$27,481	$850	3.09%	$31,794	$408	1.28%
Investment Securities:
Taxable	1,122,940	57,374	5.11%	1,242,271	57,023	4.59%	1,284,894	55,436	4.31%
Tax-exempt (1) (2)	232,241	19,523	8.41%	202,741	16,756	8.26%	183,283	12,140	6.62%

Total Securities	1,355,181	76,897	5.67%	1,445,012	73,779	5.11%	1,468,177	67,576	4.60%
Loans, net of unearned income (1) (2) (3)	4,729,810	337,434	7.13%	4,496,774	283,239	6.30%	4,304,411	243,402	5.65%
Allowance for loan losses	(44,089)			(43,589)			(49,162)

Net loans	4,685,721		7.20%	4,453,185		6.36%	4,255,249		5.72%

Total earning assets	6,082,346	$416,135	6.84%	5,925,678	$357,868	6.04%	5,755,220	$311,386	5.41%
Other assets	558,878			540,086			539,856

TOTAL ASSETS	$6,641,224			$6,465,764			$6,295,076

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,819,820	$118,517	3.10%	$3,546,918	$73,146	2.06%	$3,343,278	$48,380	1.45%
Short-term borrowings	744,057	30,051	4.04%	734,228	17,816	2.43%	685,062	7,400	1.08%
Long- term borrowings	509,587	32,522	6.38%	575,354	33,489	5.82%	719,524	34,677	4.82%

Total Interest-Bearing Funds	5,073,464	181,090	3.57%	4,856,500	124,451	2.56%	4,747,864	90,457	1.91%
Noninterest-bearing deposits	865,098			913,629			874,999
Accrued expenses and other liabilities	60,674			54,514			43,837

TOTAL LIABILITIES	5,999,236			5,824,643			5,666,700
SHAREHOLDERS’ EQUITY	641,988			641,121			628,376

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,641,224			$6,465,764			$6,295,076

NET INTEREST INCOME		$235,045			$233,417			$220,929

INTEREST SPREAD			3.27%			3.48%			3.50%
NET INTEREST MARGIN			3.86%			3.94%			3.84%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2006 Compared to 2005				2005 Compared to 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$431	$346	$177	$954	($55)	$575	($78)	$442
Investment securities:
Taxable	(5,477)	6,460	(632)	351	(1,837)	3,598	(174)	1,587
Tax exempt (1), (2)	2,437	304	26	2,767	1,288	3,006	322	4,616

Loans (1),(2),(3)	14,789	37,407	1,999	54,195	11,322	27,234	1,281	39,837

TOTAL INTEREST INCOME	12,180	44,517	1,570	58,267	10,718	34,413	1,351	46,482

Interest expense:
Interest-bearing deposits	$5,622	$36,888	$2,861	$45,371	$2,953	$20,394	$1,419	$24,766
Short-term borrowings	239	11,821	175	12,235	531	9,248	637	10,416
Long-term borrowings	(3,828)	3,222	(361)	(967)	(6,949)	7,195	(1,434)	(1,188)

TOTAL INTEREST EXPENSE	2,033	51,931	2,675	56,639	(3,465)	36,837	622	33,994

NET INTEREST INCOME	$10,147	($7,414)	($1,105)	$1,628	$14,183	($2,424)	$729	$12,488

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
United’s credit quality continues to be sound. Nonperforming loans were $14.19 million or 0.30% of loans, net of unearned income, at December 31, 2006 compared to $13.19 million or 0.28% of loans, net of unearned income at December 31, 2005. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At year-end 2006, nonaccrual loans were $5.76 million, a decrease of $1.39 million or 19.47% from $7.15 million at year-end 2005. This decrease was mainly due to a decline in nonaccrual loan balances since December 31, 2005 as opposed to a change in composition. Loans past due 90 days or more were $8.43 million at December 31, 2006, a net increase of $2.39 million or 39.63% from $6.04 million since year-end 2005. The largest addition to loans past due 90 days or more at December 31, 2006, was a commercial loan with a balance of $573 thousand. The loss potential on these loans has been properly evaluated and allocated in the company’s allowance for credit losses analysis process. Total nonperforming assets of $18.42 million, including OREO of $4.23 million at December 31, 2006, represented 0.27% of total assets at the end of 2006 as compared to 0.24% at the end of 2005.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Management is not aware of any other significant loans or securities, groups of loans or securities, or segments of the loan or investment portfolio not included below or disclosed elsewhere herein where there are serious doubts as to the ability of the borrowers or issuers to comply with the present repayment terms of the debt. The following table summarizes nonperforming assets for the indicated periods.

	December 31
	2006	2005	2004	2003	2002
	(In thousands)

Nonaccrual loans	$5,755	$7,146	$6,352	$7,523	$6,890
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	8,432	6,039	4,425	11,052	8,461

Total nonperforming loans	14,187	13,185	10,777	18,575	15,351

Other real estate owned	4,231	2,941	3,692	3,203	4,267

TOTAL NONPERFORMING ASSETS	$18,418	$16,126	$14,469	$21,778	$19,618

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2006, impaired loans were $21.96 million, which was an increase of $5.41 million or 32.68% from the $16.55 million in impaired loans at December 31, 2005. This increase in impaired loans was due primarily to two loans totaling $7.15 million to one commercial customer. These loans involve the construction of real estate property and were not considered delinquent at December 31, 2006. Based on current information and events, United believes it is probable that the borrower will not be able to repay all amounts due according to the contractual terms of the loan agreements and therefore, specific allowances in the company’s allowance for credit losses have been allocated for these loans. For further details on impaired loans, see Note F, Notes to Consolidated Financial Statements.
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At December 31, 2006, the allowance for credit losses was $52.37 million, compared to $52.87 million at December 31, 2005. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.09% and 1.14% at December 31, 2006 and 2005, respectively. The ratio of the allowance for credit losses to nonperforming loans was 369.2% and 401.0% at December 31, 2006 and 2005, respectively.
For the years ended December 31, 2006 and 2005, the provision for credit losses was $1.44 million and $5.62 million, respectively. Net charge-offs were $1.94 million for the year of 2006 as compared to net charge-offs of $4.10 million for the year of 2005.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance of allowance for credit losses at beginning of year	$52,871	$51,353	$51,432	$48,387	$47,408

Allowance of purchased company at date of acquisition	—	—	—	3,863	—

Loans charged off:
Commercial, financial and agricultural	1,060	2,442	1,524	2,677	805
Real estate	778	1,422	1,518	3,365	5,192
Real estate construction	—	—	—	—	—
Consumer and other	1,390	2,152	3,497	3,954	3,502

TOTAL CHARGE-OFFS	3,228	6,016	6,539	9,996	9,499

Recoveries:
Commercial, financial and agricultural	505	677	387	706	443
Real estate	374	778	1,080	601	591
Real estate construction	—	—	—	—	—
Consumer and other	412	461	596	396	507

TOTAL RECOVERIES	1,291	1,916	2,063	1,703	1,541

NET LOANS CHARGED OFF	1,937	4,100	4,476	8,293	7,958
Provision for credit losses	1,437	5,618	4,520	7,475	8,937

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	52,371	52,871	51,476	51,432	48,387

Less: Balance of allowance for credit losses, discontinued operations	—	—	(123)	(123)	(123)

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR, CONTINUING OPERATIONS	$52,371	$52,871	$51,353	$51,309	$48,264

Loans outstanding at the end of period (gross), continuing operations (1)	$4,813,708	$4,656,522	$4,424,702	$3,960,637	$3,504,307

Average loans outstanding during period (net of unearned income) (1)	$4,726,758	$4,493,322	$4,228,070	$3,644,296	$3,536,020

Net charge-offs as a percentage of average loans outstanding	0.04%	0.09%	0.11%	0.23%	0.23%

Allowance for credit losses, continuing operations as a percentage of nonperforming loans	369.2%	401.0%	476.5%	276.2%	314.4%

(1)	Excludes loans held for sale.
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
United’s formal company-wide process at December 31, 2006 produced increased allocations in two of the four loan categories. The components of the allowance allocated to commercial loans increased by $459 thousand due to the segmentation of the portfolio into two additional loan pools for which special allocations of $1.2 million were established. Other factors that increased the allowance included an increase in substandard loan pool allocations of $1.6 million and increases in commercial loan volume of $23 million. Offsetting factors included the impact of lower historical loss rates and a change in certain qualitative factors. The component of the allowance allocated to real estate construction loan pool also rose during the quarter by $4.6 million primarily due to increased volume of $172 million, reclassification of a $1 million special allocation (for condominium construction) from the real estate loan pool to this pool and a specific allocation of $1.5 million related to an impaired construction loan relationship. The component of the allowance allocated to consumer loans decreased $1.8 million as a result of decreases in historical loss rates, loan volume and a change in certain qualitative factors. The components of the allowance allocated to real estate loans decreased by $3.2 million due to the aforementioned $1 million allocation reclassification, elimination of a certain allocation no longer deemed necessary and changes in loan volume and loss rates. The unfunded commitments liability was stable, increasing by $9 thousand and remaining at $8.7 million.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $3 million at December 31, 2006 and $1 million at December 31, 2005. Compared to the prior year-end, this element of the allowance increased by $2 million primarily due to the aforementioned impairment of a large relationship involving commercial real estate construction loans as well as a $525 thousand special allocation within the mortgage loan pool and changes among various smaller loans.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision at December 31, 2006 decreased by $555 thousand to $1.7 million. This represents only 3.2% of the bank’s total allowance for credit loss and in as much as this variance is within a pre determined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	December 31
	2006	2005	2004	2003	2002
			(In thousands)

Commercial, financial and agricultural	$27,512	$27,053	$27,356	$23,458	$20,643

Real estate	3,266	6,443	6,404	4,680	10,117

Real estate construction	7,178	2,587	1,961	1,472	1,100

Consumer and other	4,014	5,842	6,179	6,234	5,437

Lending related commitments	8,742	8,733	7,987	9,731	6,643

Allowance for estimated imprecision	1,659	2,213	1,589	5,857	4,447

	52,371	52,871	51,476	51,432	48,387

Less: Allowance for credit losses, discontinued operations	—	—	(123)	(123)	(123)

Total	$52,371	$52,871	$51,353	$51,309	$48,264

Management believes that the allowance for credit losses of $52.37 million at December 31, 2006 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.
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
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income was $49.03 million for the year of 2006, down $3.59 million or 6.83% from the year of 2005.
Included in total noninterest income for the year of 2006 was a $4.60 million net before-tax loss on the termination of interest rate swaps associated with the prepayment of FHLB advances in the first and third quarters of 2006. Additionally, United incurred a net loss on securities transactions of $3.18 million during the year of 2006 due mainly to an other-than-temporary impairment charge of $2.93 million in the first quarter of 2006 on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of a balance sheet repositioning. United realized net gains of $695 thousand on securities transactions during 2005. Excluding the results of investment security transactions and interest rate swap terminations, noninterest income for the year of 2006 would have increased $4.88 million or 9.39% from the year of 2005.
Trust income and brokerage commissions increased $1.87 million or 16.83% due to a greater volume of business and a larger customer base. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Service charges, commissions and fees from customer accounts increased $2.22 million or 6.56% for the year of 2006 as compared to the year 2005. The largest component within this category is fees from deposit services which increased $1.33 million or 4.79% due mainly to United’s High Performance Checking program introduced during the first quarter of 2006. In particular, insufficient funds (NSF) fees increased $1.72 million during the year of 2006 while check card fees increased $586 thousand. Deposit service charges and account analysis fees declined $806 thousand and $71 thousand, respectively, for the year of 2006 as compared to the year of 2005.
Mortgage banking income decreased $200 thousand or 18.96% due to fewer mortgage loan sales in the secondary market during the year of 2006 as compared to 2005. Mortgage loan sales were $53.39 million in 2006 as compared to $72.86 million in 2005. Income from bank owned life insurance policies decreased $331 thousand or 6.96% while other income increased $1.33 million or 104.07% for the year of 2006 as compared to last year’s income during the same period. Other income increased as United received additional residual income of $519 thousand from prior third party asset securitizations and income of $816 thousand from the outsourcing of its official checks processing which United initiated in 2006.
Other Expense
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2006 was $137.17 million, an increase of $16.01 million or 13.22% from the year of 2005. This increase in noninterest expense was primarily due to the before-tax penalties of approximately $8.26 million to prepay $200 million of FHLB advances during the third quarter of 2006. Excluding these penalties, noninterest expense would have increased $8.16 million or 6.76% for the year of 2006, compared to the prior year. For the year of 2006, the remaining balance of the increase in noninterest expense was mainly due to a $3.13 million or 5.29% increase in salaries and benefits expense as compared to the same period last year. Salaries expense for the year 2006 increased $1.94 million or 4.06% as a result of the higher base salaries and performance-based commissions. Health care and pension costs increased $379 thousand or 8.91% and $411 thousand or 17.56%, respectively, for the year of 2006 as compared to the year of 2005.
The remainder of the increases in noninterest expense for the year of 2006 from the prior year was due primarily to expenses related to United’s new High Performance Checking program. United incurred marketing and related costs of approximately $2.73 million during 2006 to launch and promote its High Performance Checking program for consumer customers. However, the increased spending is having the desired impact of attracting low cost deposits. Largely due to the High Performance Checking initiative, United has opened 39,530 new consumer accounts during 2006 as compared to 22,652 new consumer accounts in 2005.
Net occupancy expense increased $346 thousand or 2.84% for the year of 2006 as compared to the year of 2005. The higher net occupancy expense for 2006 was due mainly to increases in building rent expense and real property taxes.
Equipment expense declined $640 thousand or 9.10% for the year of 2006 as compared to the year of 2005. The decrease during 2006 was due mainly to a $198 thousand gain on the sale of an OREO property during the second quarter of 2006 and lower levels of depreciation and maintenance expense.
Data processing expense increased $441 thousand or 7.84% for year of 2006 as compared to the year of 2005. The increase was primarily due to additional outsourcing of data processing functions.
Bankcard processing fees increased $905 thousand or 24.27% due to increased transactions for the year of 2006 as compared to last year.
Other expenses increased $3.97 million or 12.05% for the year of 2006 as compared to the year of 2005 due primarily to the expenses previously mentioned related to United’s new HPC program. In addition, legal and consulting fees, excluding those related to the HPC program, increased $920 thousand from the same period in the prior year. ATM processing fees were up $260 thousand or 14.28% for the year of 2006 as compared to 2005 due to increased transactions. The remaining increase in all other expenses in the year of 2006 from last year was due mainly to increases in several general operating expenses, none of which were individually significant.
As discussed in Note O of the Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006, United did not recognize any compensation cost for 2006. Prior to January 1, 2006, United accounted for its stock option plans under the intrinsic value method. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized.
At the Annual Meeting of Shareholders held on May 15, 2006, the United shareholders approved the 2006 Stock Option Plan and thus, became effective upon the shareholders’ approval. No stock options have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
United’s efficiency ratio was 46.93% for the year of 2006 as compared to 41.45% for the year of 2005.
Income Taxes
For the year ended December 31, 2006, income taxes were $40.77 million, compared to $46.27 million for 2005. For the years ended December 31, 2006 and 2005, United’s effective tax rates were 31.4% and 31.5%, respectively. For further details related to income taxes, see Note M, Notes to Consolidated Financial Statements.
Quarterly Results
The first and second quarters of 2006 showed increases in diluted earnings per share in comparison to the same respective quarters of 2005. Net income for the first quarter of 2006 was $24.61 million or $0.58 per diluted share basis compared to $24.76 million or $0.57 per diluted share in 2005. For the second quarter of 2006, net income was $25.46 million or $0.60 per share compared to $24.51 million or $0.57 per diluted share in 2006. In the third quarter of 2006, earnings were $14.17 million or $0.34 per diluted share as compared to $25.45 million or $0.59 per diluted share in the third quarter of 2005. These results for the third quarter of 2006 included significant charges to prepay certain long-term debt. United prepaid $200 million of Federal Home Loan Bank (FHLB) long-term advances and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances and the termination of the interest rate swap resulted in before-tax penalties of approximately $15.92 million.
Fourth quarter of 2006 net income was $25.02 million or $0.60 per diluted share as compared to $25.69 million or $0.60 per diluted share in the fourth quarter of 2005.
Tax-equivalent net interest income for the fourth quarter of 2006 was $58.11 million, a decrease of $3.15 million or 5.14% from the fourth quarter of 2005. The average yield on earning assets increased 59 basis points from the fourth quarter of 2005; however, the average cost of funds increased 85 basis points due to higher interest rates. Average earning assets were relatively flat from the fourth quarter of 2005 as average loan growth of $138.80 million or 3.04% was more than offset by a decline in average investment securities of $193.88 million or 13.18%. In addition, interest income from United’s subordinated interest in a prior asset securitization decreased $810 thousand for the fourth quarter of 2006 as compared to the fourth quarter of 2005. The net interest margin for the fourth quarter of 2006 was 3.85%, down 18 basis points from a net interest margin of 4.03% for the fourth quarter of 2005.

For the fourth quarter of 2006, the provision for credit losses was $268 thousand, a decrease of $1.79 million from the fourth quarter’s provision of $2.06 million in 2005. Net charge-offs were $433 thousand for the fourth quarter of 2006 as compared to $1.18 million for the fourth quarter of 2005.
Noninterest income for the fourth quarter of 2006 was $14.73 million, an increase of $1.42 million or 10.68% from the fourth quarter of 2005. The rise in noninterest income from the previous year’s fourth quarter was primarily due to an increase of $462 thousand or 6.56% in fees from deposit services mainly as a result of United’s High Performance Checking program, which was introduced during the first quarter of 2006. During the fourth quarter of 2006, United received additional residual income of $450 thousand from prior third party asset securitizations as compared to last year’s fourth quarter. Revenue from trust and brokerage services increased $320 thousand or 11.55% for the fourth quarter of 2006 due to increased volume and a larger customer base.
Noninterest expense for the fourth quarter of 2006 was $32.61 million, an increase of $1.28 million or 4.09% from the fourth quarter of 2005. This rise in noninterest expense was primarily due to marketing and related costs of approximately $562 thousand to promote its High Performance Checking program. In addition, salaries and benefits expense increased $537 thousand or 3.58% due to higher base salaries, pension and health insurance costs.
Additional quarterly financial data for 2006 and 2005 may be found in Note V, Notes to Consolidated Financial Statements.
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
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2006:

		Total Payments Due by Period
		One Year	One to	Three to	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits without a stated maturity (1)	$2,736,074	$2,736,074	—	—	—
Time deposits (2) (3)	2,190,858	1,499,520	$512,512	$141,889	$36,937
Short-term borrowings (2)	682,764	682,764	—	—	—
Long-term borrowings (2) (3)	794,077	28,907	150,872	238,268	376,030
Operating leases	31,327	6,331	11,525	7,622	5,849

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2006. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2006 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note Q, Notes to Consolidated Financial Statements.
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
The following tables detail the amounts of significant commitments and letters of credit as of December 31, 2006:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$602,277
Credit card and personal revolving lines	105,100
Commercial	1,026,922

Total unused commitments	$1,734,299

Financial standby letters of credit	$58,088
Performance standby letters of credit	54,279
Commercial letters of credit	525

Total letters of credit	$112,892

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note P, Notes to Consolidated Financial Statements.
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
Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. United through its Asset Liability Committee evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs. See Notes K and L, Notes to Consolidated Financial Statements.
Cash flows provided by operations in 2006 were $89.40 million as compared to cash provided by operations during 2005 of $112.88 million. The difference in cash flows between the two years was primarily the result of decreased income of $11.16 million in 2006 as compared to 2005. Net cash of $64.80 million was provided by investing activities which was primarily due to net cash received of $228.34 million for excess net proceeds from sales, calls and maturities of investment securities over purchases which partially offset loan growth of $160.42 million. In 2005, investing activities used cash of $261.96 million mainly as a result of loan growth of $238.15 million during the year. For the year of 2006, net cash of $103.15 million was used in financing activities due primarily to the net repayment of FHLB borrowings and securities sold under agreements to repurchase in the amounts of $197.14 million and $64.75 million, respectively. Other uses of cash for financing activities in 2006 included payment of $45.07 million and $47.61 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included $200 million in proceeds from issuance of long-term FHLB advances during the third quarter of 2006, growth in deposits of $210.74 million, and an increase in federal funds purchased of $36.35 million. For the year of 2005, net cash of $203.58 million was provided by financing activities primarily due to increases in total deposits of $319.89 million. Cash used in financing activities in 2005 included $44.41 million for payment of cash dividends and $41.29 million for acquisitions of United shares under the stock repurchase program. The net effect of the cash flow activities was an increase in cash and cash equivalents of $51.05 million for the year of 2006 as compared to an increase in cash and cash equivalents of $54.50 million for the year of 2005. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.
United anticipates no problems in its ability to service its obligations over the next 12 months. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has significant lines of credit available. See Notes K and L, Notes to Consolidated Financial Statements.
The Asset and Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset and Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.15% at December 31, 2006 and 11.28% at December 31, 2005, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.04% and 8.61%, respectively, at December 31, 2006, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note T, Notes to Consolidated Financial Statements.
Total year-end 2006 shareholders’ equity decreased $1.11 million or less than 1% to $634.09 million from $635.21 million at December 31, 2005. United’s equity to assets ratio was 9.44% at both December 31, 2006`and December 31, 2005. The primary capital ratio, capital and reserves to total assets and reserves, was 10.14% at December 31, 2006, as compared to 10.15% at December 31, 2005. United’s average equity to average asset ratio was 9.67% and 9.92% for the years ended December 31, 2006 and 2005, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2006, United’s Board of Directors declared a cash dividend of $0.28 per share. Dividends per share of $1.09 for the year of 2006 represented a 4% increase over the $1.05 per share paid for 2005. Total cash dividends declared to common shareholders were approximately $45.22 million for the year of 2006 as compared to $44.58 million for the year of 2005, an increase of 1.44%. The year 2006 was the 33rd consecutive year of dividend increases to United shareholders.
During the second quarter of 2006, United’s Board of Directors approved a new Stock Repurchase Plan (Repurchase Plan) to repurchase up to 1.7 million shares of United’s common stock on the open market effective upon completion of the 2004 repurchase plan. The timing, price and quantity of purchases under the Repurchase Plan will be at the discretion of management, and the plan maybe be discontinued, suspended, or restarted at any time depending on the facts and circumstances. The Repurchase Plan, depending on market conditions provides capital management opportunities. Shares purchased under the plan will be available to fund employee benefit programs as well as for a variety of other corporate purposes. For the year of 2006, United repurchased 623,700 shares to complete the 2004 Repurchase Plan and an additional 659,300 shares were repurchased under the new Repurchase Plan approved by its Board of Directors in 2006.
The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2006	2005	2004

Return on average assets	1.34%	1.55%	1.55%
Return on average equity	13.90%	15.66%	15.56%
Dividend payout ratio	50.67%	44.39%	45.24%
Average equity to average assets ratio	9.67%	9.92%	9.98%
2005 COMPARED TO 2004
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2005 were $6.73 billion, an increase of $292.52 million or 4.55% from year-end 2004.
The increase in total assets was primarily due to an increase in portfolio loans of $231.55 million or 5.24%. The increase in portfolio loans for 2005 was primarily attributable to growths in single-family residential loans, commercial loans, commercial real estate loans and construction loans of $82.63 million or 4.97%, $70.27 million or 8.13%, $62.54 million or 5.88%, and $43.76 million or 14.42%, respectively. Consumer loans declined $26.70 million or 6.56%. In addition, cash and cash equivalents increased $54.50 million or 35.51%. Of this total increase, cash and due from banks increased $56.67 million and federal funds sold increased $9.15 million while interest-bearing deposits with other banks decreased $11.32 million. During the year of 2005, net cash of $112.88 million and $203.58 million was provided by operating activities and financing activities from continuing operations, respectively. Net cash of $261.96 million was used in investing activities from continuing operations. These increases in loans and cash more than offset an $8.48 million or a less than 1% decrease in securities. Other assets increased $13.10 million or 8.33% since year-end 2004. This increase included a $6.09 million increase in deferred tax assets related to the decline in market value of available for sale securities. In addition, prepaid pension assets increased $3.67 million, the cash surrender value of bank owned life insurance policies increased $4.54 million and the derivative asset related to a cash flow hedge increased $2.15 million. Partially offsetting these increases in other assets was a decline of $2.29 million in core deposit intangibles due to amortization.
The increase in total assets is reflected in a corresponding increase in total liabilities of $288.82 million. The increase in total liabilities was due mainly to a $319.90 million or 7.44% increase in deposits. In terms of composition, noninterest-bearing deposits increased $74.34 million while interest-bearing deposits increased $245.55 million from December 31, 2004.

Borrowings decreased $36.56 million or 2.54% for the year of 2005. In terms of composition, Federal funds purchased and securities sold under agreements to repurchase decreased $69.74 million or 53.19% and $20.82 million or 3.81%, respectively. Overnight Federal Home Loan Bank (FHLB) advances increased $40.00 million or 17.78%. Long-term FHLB borrowings increased $14.50 million or 3.26%.
Shareholders’ equity increased $3.70 million or less than 1% from year-end 2004. Shareholders’ equity increased $3.70 million or less than 1% from December 31, 2004, as United continued to balance capital adequacy and returns to shareholders. The increase in shareholders’ equity was due mainly to net earnings less dividends of $55.83 million for the year of 2005. Treasury stock increased $35.45 million from year-end 2004 as treasury share repurchases exceeded stock option redemptions during the year of 2005.
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
Provision for Credit Losses
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
Other Income
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

Income from bank-owned life insurance policies increased $471 thousand or 11.00% for the year of 2005 as compared to the prior year’s income. Mortgage banking income increased $326 thousand or 44.72% for the year of 2005 as compared to 2004 due to higher volumes of originations and sales. All other noninterest income from continuing operations decreased $1.36 million for the year of 2005 compared to the year of 2004 due mainly to a decline in residual income from United’s interest in asset securitizations.
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
The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2006 and 2005:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	December 31, 2006	December 31, 2005
+ 200	3.04%	2.50%
+100	1.50%	1.47%
-100	-0.76%	-3.56%
- 200	-5.11%	-9.62%
Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 1.50% over one year as of December 31, 2006, as compared to an increase of 1.47% as of December 31, 2005. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.04% over one year as of December 31, 2006, as compared to an increase of 2.50% as of December 31, 2005. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.76% and 5.11%, respectively, over one year as of December 31, 2006 as compared to a decrease of 3.56% and 9.62% respectively, over one year as of December 31, 2005.
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
As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the year of 2006, United realized a net loss of $4.60 million in connection with the termination of interest rate swaps. This was done to improve future earnings.
Extension Risk
A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage related securities generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, United’s holdings of mortgage-related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.
At December 31, 2006, United’s mortgage related securities portfolio had an amortized cost of $778 million, of which approximately $684 million or 88% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.2 years and a weighted average yield of 4.38%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points to the yield curve, the average life of these securities would extend to 2.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.4%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 16%.
United had approximately $16 million in 30-year mortgage backed securities with a projected yield of 6.71% and a projected average life of 4.2 years on December 31, 2006. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remaining 12% of the mortgage related securities portfolio at December 31, 2006 included adjustable rate securities (ARMs), balloon securities, 10-year and 15-year mortgage backed pass-through securities.

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s audit report on management’s assessment of the Company’s internal control over financial reporting appears on page 42 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that United Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that United Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of United Bankshares, Inc. and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charleston, West Virginia
February 22, 2007

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method for the recognition of stock-based compensation expense in accordance with Financial Accounting Standards Board Statement 123(R), “Share Based Payment.” Also, as discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charleston, West Virginia
February 22, 2007

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31	December 31
(Dollars in thousands, except par value)	2006	2005
Assets
Cash and due from banks	$217,562	$188,974
Interest-bearing deposits with other banks	22,882	9,836
Federal funds sold	18,569	9,152

Total cash and cash equivalents	259,013	207,962
Securities available for sale at estimated fair value (amortized cost-$1,069,762 at December 31, 2006 and $1,289,213 at December 31, 2005)	1,063,174	1,274,621
Securities held to maturity (estimated fair value-$215,678 at December 31, 2006 and $232,671 at December 31, 2005)	212,296	227,345
Loans held for sale	2,041	3,324
Loans	4,813,708	4,656,522
Less: Unearned income	(6,961)	(6,693)

Loans net of unearned income	4,806,747	4,649,829
Less: Allowance for loan losses	(43,629)	(44,138)

Net loans	4,763,118	4,605,691
Bank premises and equipment	38,111	39,626
Goodwill	167,421	167,487
Accrued interest receivable	34,508	32,027
Other assets	177,916	170,409

TOTAL ASSETS	$6,717,598	$6,728,492

Liabilities
Deposits:
Noninterest-bearing	$903,207	$959,674
Interest-bearing	3,924,985	3,657,778

Total deposits	4,828,192	4,617,452
Borrowings:
Federal funds purchased	97,720	61,370
Securities sold under agreements to repurchase	460,858	525,604
Federal Home Loan Bank borrowings	533,899	723,818
Other short-term borrowings	3,688	4,451
Other long-term borrowings	85,301	88,913
Allowance for lending-related commitments	8,742	8,733
Accrued expenses and other liabilities	65,106	62,946

TOTAL LIABILITIES	6,083,506	6,093,287
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at December 31, 2006 and December 31, 2005, including 3,261,931 and 2,312,653 shares in treasury at December 31, 2006 and December 31, 2005, respectively	110,802	110,802
Surplus	93,680	97,374
Retained earnings	559,257	515,227
Accumulated other comprehensive income	(15,791)	(10,551)
Treasury stock, at cost	(113,856)	(77,647)

TOTAL SHAREHOLDERS’ EQUITY	634,092	635,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,717,598	$6,728,492

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands, except per share data)	2006	2005	2004
Interest income
Interest and fees on loans	$326,882	$274,882	$229,153
Interest on federal funds sold and other short-term investments	1,804	850	406
Interest and dividends on securities:
Taxable	57,374	57,023	55,436
Tax-exempt	14,623	12,523	8,355

Total interest income	400,683	345,278	293,350

Interest expense
Interest on deposits	118,517	73,146	48,380
Interest on short-term borrowings	30,051	17,816	7,400
Interest on long-term borrowings	32,522	33,489	33,134

Total interest expense	181,090	124,451	88,914

Net interest income	219,593	220,827	204,436
Provision for credit losses	1,437	5,618	4,520

Net interest income after provision for credit losses	218,156	215,209	199,916

Other income
Fees from trust and brokerage services	12,948	11,083	10,518
Fees from deposit services	29,077	27,749	29,967
Other service charges, commissions, and fees	6,900	6,013	4,986
Income from bank-owned life insurance	4,422	4,753	4,282
Income from mortgage banking	855	1,055	729
Security (losses) gains	(3,176)	695	1,110
Loss on termination of interest rate swaps associated with prepayment of FHLB advances	(4,599)	—	—
Other income	2,606	1,277	2,639

Total other income	49,033	52,625	54,231

Other expense
Salaries and employee benefits	62,331	59,197	56,526
Net occupancy expense	12,547	12,201	12,551
Equipment expense	6,392	7,032	7,613
Data processing expense	6,066	5,625	4,528
Bankcard processing expense	4,635	3,730	3,451
Prepayment penalties on FHLB advances	8,261	406	18,975
Other expense	36,941	32,969	33,417

Total other expense	137,173	121,160	137,061

Income from continuing operations before income taxes	130,016	146,674	117,086
Income taxes	40,767	46,265	33,771

Income from continuing operations	89,249	100,409	83,315
Gain on sale of discontinued operations	—	—	17,000
Other operating income	—	—	3,780

Income from discontinued operations before income taxes	—	—	20,780
Income taxes	—	—	6,333

Income from discontinued operations	—	—	14,447

Net income	$89,249	$100,409	$97,762

CONSOLIDATED STATEMENTS OF INCOME - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands, except per share data)	2006	2005	2004
Earnings per common share from continuing operations:
Basic	$2.15	$2.36	$1.92

Diluted	$2.13	$2.33	$1.89

Earnings per common share from discontinued operations:
Basic	—	—	$0.33

Diluted	—	—	$0.33

Earnings per common share:
Basic	$2.15	$2.36	$2.25

Diluted	$2.13	$2.33	$2.22

Dividends per common share	$1.09	$1.05	$1.02

Average outstanding shares:
Basic	41,532,121	42,514,445	43,404,586
Diluted	41,942,889	43,024,861	43,978,914
See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Par Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2004	43,320,832	110,802	110,592	405,859	6,512	(18,574)	615,191
Comprehensive income, net of tax:
Net income				97,762			97,762
Unrealized losses on securities of $2,558 net of reclassification adjustment for gains included in net income of $723					(3,281)		(3,281)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					508		508

Total comprehensive income, net of tax							94,989
Purchase of treasury stock (1,245,542 shares)						(40,812)	(40,812)
Common dividends declared ($1.02 per share)				(42,228)			(44,228)
Common stock options exercised (564,387 shares)			(10,819)			17,186	6,367

Balance at December 31, 2004	44,320,832	110,802	99,773	459,393	3,739	(42,200)	631,507
Comprehensive income, net of tax:

Net income				100,409			100,409
Unrealized losses on securities of $15,681 net of reclassification adjustment for gains included in net income of $452					(16,133)		(16,133)
Unrealized gain on cash flow hedge, Net of tax of $727					1,350		1,350
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					493		493

Total comprehensive income, net of tax							86,119
Stock-based compensation expense			21				21
Purchase of treasury stock (1,177,511 shares)						(41,289)	(41,289)
Distribution of treasury stock for deferred Compensation plan (1,314 shares)						39	39
Common dividends declared ($1.05 per share)				(44,575)			(44,575)
Common stock options exercised (175,931 shares)			(2,420)			5,803	3,383

Balance at December 31, 2005	44,320,832	110,802	97,374	515,227	(10,551)	(77,647)	635,205
Comprehensive income, net of tax:
Net income				89,249			89,249
Unrealized gain on securities of $3,140 net of reclassification adjustment for losses included in net income of $2,064					5,204		5,204
Unrealized loss on cash flow hedge, net of tax of $817					(1,519)		(1,519)
Termination of cash flow hedge, net of tax of $727					(1,350)		(1,350)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio					436		436

Total comprehensive income, net of tax							92,020
Purchase of treasury stock (1,304,294 shares)						(48,360)	(48,360)
Distribution of treasury stock for deferred compensation plan (1,201 shares)						35	35
Common dividends declared ($1.09 per share)				(45,219)			(45,219)
Common stock options exercised (353,815 shares)			(3,694)			12,116	8,422
Adjustment to initially apply FASB Statement No. 158, net of tax of $4,314					(8,011)		(8,011)

Balance at December 31, 2006	44,320,832	$110,802	$93,680	$559,257	($15,791)	($113,856)	$634,092

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
 UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$89,249	$100,409	$83,315
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,437	5,618	4,520
Depreciation, amortization and accretion	10,263	13,192	13,556
(Gain) loss on sales of bank premises, OREO and equipment	(169)	(33)	(225)
Loss on termination of interest rate swap	4,599	—	—
Loss (Gain) on securities transactions	3,176	(695)	(1,110)
Loans originated for sale	(52,108)	(72,202)	(51,043)
Proceeds from sales of loans	54,246	73,914	49,481
Gain on sales of loans	(855)	(1,055)	(732)
Stock-based compensation	—	21	—
Excess tax benefits from stock-based compensation arrangements	—	441	2,980
Deferred income tax expense (benefit)	9,586	(727)	6,655
Contribution to pension plan	(26,643)	(4,629)	(5,462)
Changes in:
Interest receivable	(2,481)	(4,656)	(692)
Other assets	(5,103)	553	(9,540)
Accrued expenses and other liabilities	4,202	2,728	2,758

NET CASH PROVIDED BY OPERATING ACTIVITIES	89,399	112,879	94,461

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from maturities and calls of held to maturity securities	15,641	6,972	15,390
Purchases of held to maturity securities	(639)	(453)	(4,004)
Proceeds from sales of securities available for sale	151,845	247,354	257,689
Proceeds from maturities and calls of securities available for sale	338,427	211,185	617,942
Purchases of securities available for sale	(276,938)	(485,812)	(896,977)
Purchases of bank owned life insurance	—	—	(11,809)
Net purchases of bank premises and equipment	(3,115)	(3,051)	(3,003)
Net change in loans	(160,417)	(238,154)	(467,709)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	64,804	(261,959)	(492,481)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Dividends paid	(45,067)	(44,409)	(43,967)
Excess tax benefits from stock-based compensation arrangements	880	—	—
Acquisition of treasury stock	(47,607)	(41,289)	(40,812)
Proceeds from exercise of stock options	7,261	3,233	6,367
Distribution of treasury stock for deferred compensation plan	35	39	—
Redemption of debt related to trust preferred securities	(3,093)	—	—
Repayment of long-term Federal Home Loan Bank borrowings	(252,142)	(133,353)	(172,432)
Proceeds from long-term Federal Home Loan Bank borrowings	200,000	150,000	248,511
Changes in:
Time deposits	234,108	255,644	15,959
Other deposits	(23,368)	64,245	145,692
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(174,159)	(50,533)	95,016

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(103,152)	203,577	254,334

CASH FLOWS OF DISCONTINUED OPERATIONS (Revised-See Note C):
Net cash used in by operating activities	—	—	(22,310)
Net cash provided by investing activities	—	—	41,252
Net cash provided by financing activities	—	—	23,268

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	42,210

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,051	54,497	(101,476)
Cash and cash equivalents at beginning of year, continuing operations	207,962	153,465	249,118
Cash and cash equivalents at beginning of year, discontinued operations	—	—	5,823

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	207,962	153,465	254,941
Cash and cash equivalents at end of year, continuing operations	259,013	207,962	153,465
Cash and cash equivalents at end of year, discontinued operations	—	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$259,013	$207,962	$153,465

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2006
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
Operating Segments: Currently, United’s business activities are confined to one reportable segment which is community banking. As a community banking entity, United offers a full range of products and services through various delivery channels. United’s management has aggregated its operating segments based upon similar products and services, distribution channels and regulatory environment. Prior to July 7, 2004, United operated community banking and mortgage banking segments. As noted above, United sold its wholly owned mortgage banking subsidiary, Mason Mortgage, on July 7, 2004, essentially exiting the wholesale mortgage banking business. Mason Mortgage, which was previously reported as a separate segment, is now presented as discontinued operations for all periods presented.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees included in interest income were $3,566,000, $2,802,000 and $5,863,000 for the years of 2006, 2005 and 2004, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
Asset Securitization: As further discussed in Note E, United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. These subordinated interests in securitized assets were recorded at their estimated fair values in securities available for sale. Since quoted market prices were generally not available for subordinated interests, United estimated fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. The cost of the available for sale securities was fully amortized as of June 30, 2005.
United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the amortized cost of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans.
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
Other Real Estate Owned: At December 31, 2006 and 2005, other real estate owned (OREO) included in Other Assets in the Consolidated Balance Sheets was $4,231,000 and $2,941,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.
Advertising Costs: Advertising costs are generally expensed as incurred. Advertising expense was $4,211,000, $3,194,000 and $3,075,000 for the years of 2006, 2005, and 2004, respectively.
Income Taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. United will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. Based on management’s preliminary analysis, the adoption of FIN 48 is not expected to have a significant impact on United’s consolidated financial statements.
Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. United incurred amortization expense of $1,886,000, $2,292,000 and $2,726,000 in 2006, 2005, and 2004, respectively, related to all intangible assets. As of December 31, 2006 and 2005, total goodwill approximated $167,421,000 and $167,487,000, respectively.
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
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of December 31, 2006. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
another derivative financial instrument. SFAS 155 is effective for United on January 1, 2007 and is not expected to have a material impact on United’s consolidated financial statements.
Stock Options: United has stock option plans for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense has been recognized.
On January 1, 2006, United adopted SFAS 123R using the modified prospective transition method. SFAS 123R revised 2004 (SFAS 123R), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006, United did not recognize any compensation cost for 2006.
As further discussed in Note O (Stock Based Compensation), Notes to Consolidated Financial Statements, the estimated impact that the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect during 2005 was $3,496,000 or $0.08 per share and during 2004 was $1,061,000 or $0.02 per share.
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
Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 410,768 shares in 2006, 510,416 shares in 2005 and 574,328 shares in 2004. There are no other common stock equivalents. Basic and diluted earnings per common share for income from continuing and discontinued operations are calculated in a similar manner.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2006	2005	2004

Numerators for both basic and diluted earnings per share:
Income from Continuing Operations	$89,249	$100,409	$83,315
Income from Discontinued Operations	—	—	14,447

Net Income	$89,249	$100,409	$97,762

Denominators:
Average common shares outstanding — basic	41,532,121	42,514,445	43,404,586
Equivalents from stock options	410,768	510,416	574,328

Average common shares outstanding — diluted	41,942,889	43,024,861	43,978,914

Basic Earnings Per Share:
Income from Continuing Operations	$2.15	$2.36	$1.92
Income from Discontinued Operations	—	—	0.33

Net Income	$2.15	$2.36	$2.25

Diluted Earnings Per Share:
Income from Continuing Operations	$2.13	$2.33	$1.89
Income from Discontinued Operations	—	—	0.33

Net Income	$2.13	$2.33	$2.22

Other Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. United is also required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. United adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. The effect of adopting SFAS 158 on United’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on United’s consolidated financial condition at December 31, 2005 or 2004.
SFAS 158 also requires employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions, and will be effective for United for the fiscal year ending December 31, 2008. See Note N for further discussion of the effect of adopting SFAS 158 on United’s consolidated financial statements.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
In June of 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 did not have a material impact on United’s consolidated financial statements.
NOTE B—MERGERS & ACQUISITIONS
On January 29, 2007, United announced that it had signed an Agreement and Plan of Reorganization (the Agreement) to acquire Premier Community Bankshares, Inc. (Premier), a Virginia corporation headquartered in Winchester, Virginia. Premier is a $900.7 million multi-bank holding company with 26 office locations in the northwestern and central parts of Virginia and the eastern panhandle of West Virginia. Premier operates three wholly owned banking subsidiaries, The Marathon Bank, the Rockingham Heritage Bank and the Premier Bank. Upon completion of the acquisition, it is anticipated that all three banking subsidiaries will be merged with United’s Virginia subsidiary, United Bank. The acquisition of Premier will afford United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
Shareholders of Premier will be entitled to receive either 0.93 shares (Exchange Ratio) of United common stock, or cash of $34.00, or a combination thereof, for each outstanding share of Premier common stock owned. The election of United common stock or cash, or a combination of each, will be subject to pro-ration whereby Premier shareholders would receive at least 50% of the consideration in stock and flexibility to receive as much as 65% of the consideration in stock subject to elections and allocation procedures set forth in the Agreement. The total transaction is estimated to have an aggregate consideration of approximately $200.7 million.
Pursuant to the Agreement, at the effective time of the merger, each outstanding option to purchase shares of Premier common stock under any and all plans of Premier shall vest pursuant to the terms thereof and shall be converted into an option to acquire, the number of shares of United common stock equal to the number of shares of Premier common stock subject to the Premier stock option plans, multiplied by the Exchange Ratio.
The merger transaction, expected to close late in the second quarter or early third quarter of 2007, will be accounted for as a purchase pending approval of the shareholders of Premier and the receipt of all required regulatory approvals, as well as other customary conditions.
NOTE C—DISCONTINUED OPERATIONS
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

NOTE C—DISCONTINUED OPERATIONS— continued
The results of Mason Mortgage are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. All assets and liabilities of Mason Mortgage were sold as of July 7, 2004 and thus, were not included in the December 31, 2006 or December 31, 2005 consolidated balance sheets. No income from discontinued operations was recorded for 2006 and 2005 as the sale of Mason Mortgage occurred in 2004.
The income from discontinued operations for the year ended December 31, 2004 is presented below:
Statement of Income for Discontinued Operations

Year Ended
December 31,
(Dollars in thousands)	2004

Interest income	$6,850
Interest expense	1,543

Net interest income	5,307
Other income
Service charges, commissions, and fees	565
Income from mortgage banking operations	15,271
Gain on sale of discontinued operations	17,000

Total other income	32,836

Other expense
Salaries and employee benefits expense	13,574
Net occupancy expense	985
Other noninterest expense	2,804

Total other expense	17,363

Income from discontinued operations before income taxes	20,780
Income taxes	6,333

Income from discontinued operations	$14,447

In 2004, United separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. No cash flows were associated with discontinued operations in 2006 and 2005 as the sale of Mason Mortgage occurred in 2004. Included in operating cash flows of discontinued operations for the years ended December 31, 2004 were originations of loans held for sale of $1,631,724,000 and proceeds from sale of loans held for sale of $1,600,665,000.

NOTE D—INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,993	—	$85	$7,908
State and political subdivisions	110,261	$2,176	201	112,236
Mortgage-backed securities	777,633	822	11,896	766,559
Marketable equity securities	6,379	439	43	6,775
Other	167,496	2,619	419	169,696

Total	$1,069,762	$6,056	$12,644	$1,063,174

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,133	—	$114	$11,019
State and political subdivisions	113,537	$2,054	1,026	114,565
Mortgage-backed securities	968,186	2,233	20,028	950,391
Marketable equity securities	6,914	389	89	7,214
Other	189,443	2,518	529	191,432

Total	$1,289,213	$7,194	$21,786	$1,274,621

The amortized cost and estimated fair value of securities available for sale at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of mortgage-backed securities with an amortized cost of $777,633,000 and an estimated fair value of $766,559,000 at December 31, 2006 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$4,427	$4,424
Due after one year through five years	106,890	105,431
Due after five years through ten years	214,164	212,051
Due after ten years	737,902	734,493
Marketable equity securities	6,379	6,775

Total	$1,069,762	$1,063,174

NOTE D—INVESTMENT SECURITIES — continued
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2006 and 2005:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
(In thousands)	Value	Losses	Value	Losses
2006
Treasuries and agencies	$1,978	$3	$3,905	$82
State and political	3,452	22	25,651	179
Mortgage-backed	35,437	167	663,361	11,729
Marketable equity securities	—	—	158	43
Other	—	—	25,637	419

Total	$40,867	$192	$718,712	$12,452

2005
Treasuries and agencies	$5,627	$22	$2,901	$92
State and political	43,094	946	2,466	80
Mortgage-backed	397,788	6,622	478,820	13,406
Marketable equity securities	—	—	879	89
Other	17,510	265	18,174	264

Total	$464,019	$7,855	$503,240	$13,931

Gross unrealized losses on available for sale securities were $12,644,000 at December 31, 2006. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of December 31, 2006 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
As previously reported, at March 31, 2006, as part of a balance sheet repositioning strategy, management specifically identified approximately $86 million of low-yielding, fixed rate investment securities available for sale that United no longer had the intent to hold until recovery or maturity. These securities consisted of Collateralized Mortgage Obligations (CMOs) with an average investment yield of approximately 3.5% and an average remaining life of 1.7 years. Since United did not have the positive intent to hold these securities to recovery, United recognized a loss of approximately $2.93 million in the first quarter of 2006 related to these securities. On April 4, 2006 these securities were sold.

NOTE D—INVESTMENT SECURITIES — continued
The amortized cost and estimated fair values of securities held to maturity are summarized below:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,682	$914	—	$12,596
State and political subdivisions	62,703	1,537	—	64,240
Mortgage-backed securities	234	7	—	241
Other	137,677	2,112	$1,188	138,601

Total	$212,296	$4,570	$1,188	$215,678

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,787	$1,017	—	$12,804
State and political subdivisions	67,304	1,786	$1	69,089
Mortgage-backed securities	395	16	—	411
Other	147,859	3,660	1,152	150,367

Total	$227,345	$6,479	$1,153	$232,671

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of mortgage-backed securities with an amortized cost of $234,000 and an estimated fair value of $241,000 at December 31, 2006 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$1,726	$1,741
Due after one year through five years	42,016	43,116
Due after five years through ten years	27,357	28,219
Due after ten years	141,197	142,602

Total	$212,296	$215,678

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $948,623,000 and $1,007,896,000 at December 31, 2006 and 2005, respectively.

NOTE D—INVESTMENT SECURITIES — continued
The following is a summary of the amortized cost of available for sale securities at December 31:

	2006	2005	2004
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$7,993	$11,133	$13,395
States and political subdivisions	110,261	113,537	67,054
Mortgage-backed securities	777,633	968,186	986,328
Marketable equity securities	6,379	6,914	8,597
Other	167,496	189,443	191,557

TOTAL AVAILABLE FOR SALE SECURITIES	$1,069,762	$1,289,213	$1,266,931

The following is a summary of the amortized cost of held to maturity securities at December 31:

	2006	2005	2004
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$11,682	$11,787	$11,886
States and political subdivisions	62,703	67,304	71,929
Mortgage-backed securities	234	395	588
Other	137,677	147,859	148,879

TOTAL HELD TO MATURITY SECURITIES	$212,296	$227,345	$233,282

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized losses of $11,067,000 at December 31, 2006 and net unrealized losses of $17,779,000 at December 31, 2005 on all mortgage-backed securities.
The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2006, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$4,007	4.49%	$2,995	3.41%	$6,578	5.52%	$6,095	5.67%
States and political subdivisions (1)	2,146	7.01%	23,201	6.78%	69,795	6.27%	77,822	6.57%
Mortgage-backed securities	—	—	99,737	4.25%	164,147	4.38%	513,983	4.63%
Other (2)	—	—	22,974	6.59%	1,000	—	287,578	6.81%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

(2)	Includes marketable equity securities available for sale.
There are no securities with a single issuer, other than the U.S. government and its agencies, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE E—ASSET SECURITIZATION
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted-average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. At December 31, 2006 and 2005, the fair values of the subordinated interest were zero and $1,095,000, respectively, and were carried in the available for sale investment portfolio. The cost of the available for sale securities was zero at December 31, 2006 and 2005. Key economic assumptions used in measuring the fair value of the subordinated interest at December 31, 2005 were as follows:

December 31
2005
Weighted-average life (in years)	0.5
Prepayment speed assumption (annual rate)	15.19% - 35.00%
Cumulative default rate	19.21%
Residual cash flows discount rate (annual rate)	6.32% - 12.95%
Key economic assumptions and the sensitivity of the fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2005 are as follows:

December 31,
(In thousands)	2005
Fair value of retained interests	$1,095

Prepayment curve:
(Decline) Increase in fair value of 10% adverse change	$(4)
(Decline) Increase in fair value of 20% adverse change	$(7)
Default curve:
Decline in fair value of 10% adverse change	$1,095
Decline in fair value of 20% adverse change	$1,095
Discount rate:
Decline in fair value of 10% adverse change	$6
Decline in fair value of 20% adverse change	$12
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
At December 31, 2006, the principal balances of the residential mortgage loans held in the securitization trust were approximately $10.4 million. Principal amounts owed to third party investors and to United in the securitization were

NOTE E—ASSET SECURITIZATION — continued
approximately $4.0 million and $6.4 million, respectively, at December 31, 2006. The weighted average term to maturity of the underlying mortgages approximated 12.9 years as of December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, United received cash of $4,388,000, $7,689,000 and $12,789,000, respectively, on the retained interest in the securitization. United recognized income on the retained interests of $4,388,000, $3,809,000 and $571,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

			Principal Amount of
	Total Principal		Loans 60 Days
	Amount of Loans		or More Past Due		Average Balances		Net Credit Losses
(In thousands)	At December 31,				During the Year
Type of Loan	2006	2005	2006	2005	2006	2005	2006	2005
Residential mortgage loans (fixed-rate)	$10,382	$15,747	$114	$541	$13,000	$20,271	$369	$343
NOTE F—LOANS
Major classifications of loans are as follows:

	December 31
	2006	2005	2004	2003	2002
	(In thousands)
Commercial, financial and agricultural	$954,024	$934,780	$864,511	$791,219	$698,315
Real estate mortgage	2,986,774	2,994,406	2,849,917	2,590,527	2,323,582
Real estate construction	523,042	347,274	303,516	173,826	108,169
Consumer	349,868	380,062	406,758	405,065	374,241
Less: Unearned interest	(6,961)	(6,693)	(6,426)	(5,403)	(3,119)

Total loans	4,806,747	4,649,829	4,418,276	3,955,234	3,501,188

Allowance for loan losses	(43,629)	(44,138)	(43,365)	(41,578)	(41,621)

TOTAL LOANS, NET	$4,763,118	$4,605,691	$4,374,911	$3,913,656	$3,459,567

Loans held for sale	$2,041	$3,324	$3,981	$1,687	$5,151

At December 31, 2006 and 2005, loans-in-process of $13,330,000 and $34,440,000 and overdrafts from deposit accounts of $4,936,000 and $3,764,000, respectively, are included within the appropriate loan classifications above.

NOTE F—LOANS — continued
The following is a summary of loans outstanding as a percent of total loans at December 31:

	2006	2005	2004	2003	2002
Commercial, financial and agricultural	19.85%	20.10%	19.57%	20.00%	19.95%
Real estate mortgage	62.14%	64.40%	64.50%	65.50%	66.36%
Real estate construction	10.88%	7.47%	6.87%	4.40%	3.09%
Consumer	7.13%	8.03%	9.06%	10.10%	10.60%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2006:

	Less Than	One To	Greater Than
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial and agricultural	$437,649	$344,132	$172,243	$954,024
Real estate construction	523,042	—	—	523,042

Total	$960,691	$344,132	$172,243	$1,477,066

At December 31, 2006, commercial, financial and agricultural loans by maturity are as follows:

	Less Than	One to	Over
	One Year	Five Years	Five Years	Total

Outstanding with fixed interest rates	$38,689	$214,655	$93,257	$346,601
Outstanding with adjustable rates	398,960	129,477	78,986	607,423

	$437,649	$344,132	$172,243	$954,024

There were no real estate construction loans with maturities greater than one year.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $122,150,000 and $111,365,000 at December 31, 2006 and 2005, respectively. During 2006, $207,737,000 of new loans were made and repayments totaled $196,952,000.

NOTE F—LOANS — continued
Nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At December 31, 2006 and 2005, nonperforming loans were as follows:

	December 31,
(In thousands)	2006	2005
Nonaccrual loans	$5,755	$7,146

Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	8,432	6,039

Total Nonperforming Loans	$14,187	$13,185

At December 31, 2006, the recorded investment in loans that were considered to be impaired was $21,963,000 (of which $5,755,000 was on a nonaccrual basis). Included in this amount were $15,193,000 of impaired loans for which the related allowance for credit losses was $3,000,000 and $6,770,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2005, the recorded investment in loans that were considered to be impaired was $16,553,000 (of which $7,146,000 was on a nonaccrual basis). Included in this amount were $5,830,000 of impaired loans for which the related allowance for credit losses was $1,008,000, and $10,723,000 of impaired loans that did not have an allowance for credit losses.
The average recorded investment in impaired loans during the years ended December 31, 2006, 2005 and 2004 was approximately $26,503,000, $15,940,000 and $15,709,000, respectively. The increase in 2006 was due to the impairment of two loans totaling $7.15 million to one commercial customer.
The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $1,361,000, $737,000 and $625,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, United recognized interest income on those impaired loans of approximately $1,490,000, $340,000 and $230,000, respectively, substantially all of which was recognized using the accrual method of income recognition.
NOTE G—ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,742,000 and $8,733,000 at December 31, 2006 and 2005 is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

NOTE G—ALLOWANCE FOR CREDIT LOSSES— continued
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2006	2005	2004
Balance at beginning of period	$52,871	$51,353	$51,432
Allowance of purchased subsidiaries	—	—	—
Provision for credit losses	1,437	5,618	4,520

	54,308	56,971	55,952

Loans charged off	3,228	6,016	6,539
Less recoveries	1,291	1,916	2,063

Net charge-offs	1,937	4,100	4,476

Balance at end of period	$52,371	$52,871	$51,476
Less: Balance, discontinued operations	—	—	(123)

Balance at end of period, continuing operations	$52,371	$52,871	$51,353

NOTE H—BANK PREMISES AND EQUIPMENT AND LEASES
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2006	2005
Land	$11,307	$11,307
Buildings and improvements	47,459	47,467
Leasehold improvements	16,851	15,618
Furniture, fixtures and equipment	71,049	70,514

	146,666	144,906
Less allowance for depreciation and amortization	108,555	105,280

Net bank premises and equipment	$38,111	$39,626

Depreciation expense was $4,475,000, $4,933,000, and $5,663,000 for years ending December 31, 2006, 2005 and 2004, respectively, while amortization expense was $103,000 in each of these same time periods.
United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $6,951,000, $6,528,000 and $6,249,000 for the years ended December 31, 2006, 2005 and 2004, respectively. United Bank (WV) leases three of its offices from companies that are beneficially owned by United directors. Rent expense incurred on these facilities was $969,000, $968,000, and $100,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE H—BANK PREMISES AND EQUIPMENT AND LEASES— continued
Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2006, consisted of the following:

Year	Amount
(In thousands)
2007	$6,331
2008	6,210
2009	5,315
2010	4,191
2011	3,431
Thereafter	5,849

Total minimum lease payments	$31,327

NOTE I—GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2006
	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($17,250)	$2,640

Goodwill not subject to amortization			$167,421

	As of December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($15,363)	$4,527

Goodwill not subject to amortization			$167,487

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2006:

Year	Amount
(In thousands)
2007	$1,462
2008	802
2009	303
2010	73
2011	—

NOTE J—DEPOSITS
The book value of deposits consisted of the following:

	December 31
(Dollars In thousands)	2006	2005
Demand deposits	$429,504	$712,729
Interest-bearing checking	159,628	163,717
Regular savings	317,642	338,763
Money market accounts	1,829,300	1,544,233
Time deposits under $100,000	1,317,839	1,202,496
Time deposits over $100,000	774,279	655,514

Total deposits	$4,828,192	$4,617,452

Interest paid on deposits approximated $113,431,000, $70,189,000 and $48,017,000 in 2006, 2005 and 2004, respectively.
At December 31, 2006, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2007	$1,442,293
2008	381,364
2009	101,043
2010	98,328
2011 and thereafter	69,090

Total	$2,092,118

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2006			2005			2004
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
				(Dollars in thousands)
Demand deposits	$399,298	—	—	$563,028	—	—	$522,626	—	—
NOW and money market deposits	1,932,103	$33,928	1.76%	1,810,211	$21,548	1.19%	1,704,114	$11,809	0.69%
Savings deposits	336,008	1,239	0.37%	370,118	957	0.26%	399,307	917	0.23%
Time deposits	2,017,509	83,350	4.13%	1,717,190	50,641	2.95%	1,592,230	35,654	2.24%

TOTAL	$4,684,918	$118,517	2.53%	$4,460,547	$73,146	1.64%	$4,218,277	$48,380	1.15%

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2006 are summarized as follows:

(Dollars In thousands)	Amount
3 months or less	$285,625
Over 3 through 6 months	134,935
Over 6 through 12 months	141,754
Over 12 months	211,965

TOTAL	$774,279

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $160,955,000 and $84,364,000 at December 31, 2006 and 2005, respectively.

NOTE K—SHORT-TERM BORROWINGS
At December 31, 2006 and 2005, short-term borrowings and the related weighted-average interest rates were as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$97,720	5.26%	$61,370	4.13%
Securities sold under agreements to repurchase	460,858	4.21%	525,604	2.98%
Overnight FHLB Advances	120,000	5.41%	265,000	4.17%
TT&L note option	3,688	5.04%	4,451	3.95%

Total	$682,266		$856,425

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

	Federal	Securities Sold
	Funds	Under Agreements
(Dollars in thousands)	Purchased	To Repurchase
At December 31:
2006	$97,720	$460,858
2005	61,370	525,604
2004	131,106	546,425
Weighted-average interest rate at year-end:
2006	5.3%	4.2%
2005	4.1%	3.0%
2004	2.4%	1.5%
Maximum amount outstanding at any month’s end:
2006	$101,395	$590,606
2005	100,513	622,822
2004	131,106	637,229
Average amount outstanding during the year:
2006	$79,194	$553,743
2005	78,643	560,756
2004	80,571	600,546
Weighted-average interest rate during the year:
2006	5.0%	3.8%
2005	3.3%	2.3%
2004	1.4%	1.1%

NOTE K—SHORT–TERM BORROWINGS— continued
At December 31, 2006, repurchase agreements included $434,937,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than one year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.
United has available funds of $70,000,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed, floating-rate of interest. At December 31, 2006, United had no outstanding balance under the lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established that must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2006, United Bank (VA) had an outstanding balance of $3,688,000 and had additional funding available of $1,312,000.
Interest paid on short-term borrowings approximated $30,234,000, $18,098,000 and $7,335,000 in 2006, 2005 and 2004, respectively.
NOTE L—LONG–TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2006, the total carrying value of loans pledged as collateral for FHLB advances approximated $1,613,438,000. United had an unused borrowing amount as of December 31, 2006 of approximately $1,468,000,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. During the first quarter of 2006, as part of a balance sheet repositioning strategy, United prepaid a $50 million variable interest rate FHLB advance and terminated a fixed interest rate swap associated with the advance. The $50 million FHLB advance had a cost of 5.06% and a remaining life of approximately 9.2 years. United recognized a $3.06 million before-tax gain on the termination of the swap. No prepayment penalty was incurred in connection with the early repayment of the advance. During the third quarter of 2006, United prepaid two $100 million convertible FHLB advances and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of approximately $8.26 million. United replaced the $200 million of debt with 5-year and 10-year advances and associated interest rate swaps. In the fourth quarter of 2005, United prepaid a $6.5 million long-term FHLB advance with an interest rate of 6.23%. As a result of prepaying this advance, United incurred a before-tax penalty of approximately $406 thousand in the quarter.
At December 31, 2006 and 2005, FHLB advances and the related weighted-average interest rates were as follows:

	2006			2005
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
(Dollars in thousands)	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$533,899	4.08%	4.08%	$458,818	5.59%	5.96%
The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2006 and 2005 to manage interest rate risk on its long-term debt. Additional information is provided in Note Q.

NOTE L—LONG–TERM BORROWINGS— continued
At year-end 2006, United has a total of six statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. During the fourth quarter of 2006, United redeemed the Capital Securities of Sequoia Capital Trust II. As part of the redemption, United retired the $3,093,000 principal amount of 9.17% Junior Subordinated Debentures issued by Sequoia Capital Trust II. The Debentures of the six remaining statutory business trusts, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. The Debentures are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
The Trust Preferred Securities currently qualify as Tier 1 regulatory capital of United for regulatory purposes. In 2005, the banking regulatory agencies issued guidance, which did not change the regulatory capital treatment for the Trust Preferred Securities.
Information related to United’s statutory trusts is presented in the table below:

		Amount of Capital
Description	Issuance Date	Securities Issued	Interest Rate	Maturity Date

(Dollars in thousands)
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
United Statutory Trust I	December 19, 2002	$10,000	3-month LIBOR + 3.25%	December 26, 2032
United Statutory Trust II	December 19, 2002	$10,000	3-month LIBOR + 3.35%	January 7, 2033
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
At December 31, 2006 and 2005, the Debentures and their related weighted-average interest rates were as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Century Trust	$8,817	10.88%	$8,827	10.88%
Sequoia Trust I	9,471	10.18%	9,980	10.18%
Sequoia Trust II	—	—	3,093	8.42%
United Statutory Trust I	10,310	8.62%	10,310	7.77%
United Statutory Trust II	10,310	8.72%	10,310	7.50%
United Statutory Trust III	20,619	8.21%	20,619	7.35%
United Statutory Trust IV	25,774	8.23%	25,774	7.09%

Total	$85,301		$88,913

NOTE L—LONG–TERM BORROWINGS— continued
At December 31, 2006, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2007	$514
2008	100,972
2009	514
2010	100,514
2011 and thereafter	296,686

Total	$499,200

Interest paid on long-term borrowings approximated $33,629,000, $33,099,000 and $33,793,000 in 2006, 2005 and 2004, respectively.
NOTE M—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2006	2005	2004
Current expense from continuing operations:
Federal	$30,173	$46,242	$26,245
State	1,008	750	871
Deferred (benefit) expense from continuing operations:
Federal and State	9,586	(727)	6,655

Income tax expense from continuing operations	40,767	46,265	33,771

Income tax expense related to discontinued operations	—	—	6,333

Total income taxes	$40,767	$46,265	$40,104

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
	2006		2005		2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$45,506	35.0%	$51,336	35.0%	$48,254	35.0%

Plus: State income taxes net of federal tax benefits	1,309	1.0	515	0.4	566	0.4

	46,815	36.0	51,851	35.4	48,820	35.4
Increase (decrease) resulting from:
Tax-exempt interest income	(3,474)	(2.7)	(3,062)	(2.1)	(3,391)	(2.4)
Tax reserve adjustment	(317)	(0.2)	(138)	(0.1)	(3,684)	(2.7)
Other items-net	(2,257)	(1.7)	(2,386)	(1.7)	(1,641)	(1.2)

Income taxes	$40,767	31.4%	$46,265	31.5%	$40,104	29.1%

NOTE M—INCOME TAXES— continued
During the fourth quarter of 2004, United reduced its income tax expense by approximately $2.5 million as a result of a finalized state tax examination for the years 2001 through 2003. The impact is included in the tax reserve adjustment for 2004.
For year ended 2006, United recognized a federal income tax benefit applicable to securities transactions of $1,112,000. For the years ended 2005 and 2004, United incurred federal income tax expense applicable to securities transactions of approximately $243,000 and $387,000, respectively. Income taxes paid approximated $27,805,000, $47,565,000 and $28,160,000 in 2006, 2005 and 2004, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Taxes not on income, which consists mainly of business franchise taxes, were $3,827,000, $3,281,000 and $3,362,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Significant components of United’s deferred tax assets and liabilities (included in other assets) at December 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Deferred tax assets:
Allowance for credit losses	$21,005	$20,436
Accrued benefits payable	—	348
Other accrued liabilities	821	1,155
Unrecognized components of net periodic pension costs	5,206	—
Unrealized loss on cash flow hedge	818	—
Unrealized loss on securities available for sale	3,375	6,409
Premises and equipment	458	239

Total deferred tax assets	31,683	28,587

Deferred tax liabilities:
Purchase accounting intangibles	3,832	3,800
Deferred mortgage points	1,158	750
Accrued benefits payable	9,019	—
Unrealized gain on cash flow hedge	—	727
Other	4,295	4,061

Total deferred tax liabilities	18,304	9,338

Net deferred tax assets	$13,379	$19,249

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. FIN 48 is effective for United on January 1, 2007 and based on management’s preliminary analysis, is not expected to have a significant impact on United’s consolidated financial statements based on management’s preliminary analysis.
NOTE N—EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering substantially all employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. United’s funding policy is to contribute annually the maximum amount that can be

NOTE N—EMPLOYEE BENEFIT PLANS— continued
deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
On December 31, 2006, United adopted the recognition and disclosure provision of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires United to recognize the funded status of its defined benefit post-retirement plan in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive in come at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in United’s statement of financial positions pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to United’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.
The incremental effects of adopting the provision of Statement 158 on United’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on United’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect United’s operating results in future periods.

	At December 31, 2006
	Prior to	Effect of	As Reported at
	Adopting	Adopting	December 31,
(In thousands)	Statement 158	Statement 158	2006
Net pension asset	40,165	(13,217)	$26,948
Deferred income taxes	8,058	5,206	13,264
Accumulated other comprehensive income	(7,780)	(8,011)	(15,791)
Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $701 ($425 net of tax), unrecognized prior service costs of $9 ($6 net of tax) and unrecognized actuarial losses of $13,909 ($8,430 net of tax). The transition asset, prior service cost, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is $175 ($105 net of tax), $1 ($1 net of tax), and $593 ($356 net of tax), respectively.
Net consolidated periodic pension cost included the following components:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Service cost	$2,141	$1,882	$2,337
Interest cost	3,245	3,034	2,838
Expected return on plan assets	(4,749)	(4,468)	(3,754)
Amortization of transition asset	(175)	(175)	(175)
Recognized net actuarial loss	926	682	917
Amortization of prior service cost	1	1	1

Net periodic pension cost	$1,389	$956	$2,164

Weighted-Average Assumptions:
Discount rate	6.00%	6.25%	6.25%
Expected return on assets	8.50%	9.00%	9.00%
Rate of compensation increase	3.25%	3.25%	3.25%

NOTE N—EMPLOYEE BENEFIT PLANS— continued
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2006 and the accumulated benefit obligation at December 31, 2006 is as follows:

	December 31,
(In thousands)	2006	2005
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$54,830	$49,196
Service Cost	2,141	1,882
Interest Cost	3,245	3,034
Actuarial Loss (Gain)	42	2,194
Benefits Paid	(1,508)	(1,476)

Projected Benefit at the End of the Year	$58,750	$54,830
Accumulated Benefit Obligation at the End of the Year	$50,749	$47,407

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$56,613	$50,302
Actual Return on Plan Assets	3,915	3,158
Benefits Paid	(1,508)	(1,476)
Employer Contributions	26,679	4,629

Fair value of plan assets at end of year	$85,699	$56,613

Net Amount Recognized
Funded Status	$26,948	$1,783
Unrecognized Transition Asset	(701)	(876)
Unrecognized Prior Service Cost	9	10
Unrecognized Net Loss	13,909	13,994

Net Amount Recognized	$40,165	$14,911

Weighted-Average Assumptions at the End of the Year
Discount Rate	6.00%	6.00%
Rate of Compensation Increase	3.25%	3.25%
The plan’s measurement date is September 30th of each year. Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

			Percentage of
	Target Allocation	Allowable	Plan Assets at
Plan Assets	2007	Allocation Range	September 30,

			2006	2005

Equity Securities	70%	50-80%	33%	58%
Debt Securities	25%	20-40%	20%	27%
Other	5%	3-10%	47%	15%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,939,000 (5%) and $3,699,000 (7%) at September 30, 2006 and 2005, respectively.
The policy, as established by the Pension Committee, primarily consisting of United’s Executive Management, is to invest assets based upon the target allocations stated above. The assets are reallocated periodically to meet the above target allocations. The investment policy is reviewed at least annually, subject to the approval of the Pension Committee, to

NOTE N—EMPLOYEE BENEFIT PLANS— continued
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
At December 31, 2006, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2007	$1,713
2008	1,778
2009	1,865
2010	1,954
2011	2,178
2012 through 2016	17,220
During the third quarter of 2006, United contributed to the plan $26.64 million, its maximum allowable contribution by law. As a result, employer contributions are not expected to be paid to the plan for the fiscal year ending December 31, 2007.
The United Savings and Stock Investment Plan (the Plan) is a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. After one year of eligible service, United matches 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $723,000, $738,000 and $658,000 in 2006, 2005 and 2004, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2006 and 2005, the combined plan assets included 731,120 and 734,860 shares, respectively, of United common stock with an approximate fair value of $28,257,000 and $25,896,000, respectively. Dividends paid on United common stock held by the plans approximated $795,000, $764,000 and $763,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.
NOTE O—STOCK BASED COMPENSATION
United has stock option plans (the Plans) for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized. In December 2004, FASB issued Statement of Financial Accounting Standards 123R (SFAS 123R). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income.

NOTE O—STOCK BASED COMPENSATION— continued
On January 1, 2006, United adopted SFAS 123R, as required, using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006, United did not recognize any compensation cost for 2006.
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for the year 2006. In addition, no new options have been granted 2006. Accordingly, the adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share.
At its March 20, 2006 regular meeting, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan and directed that the 2006 Stock Option Plan be submitted to United’s shareholders for approval at its Annual Meeting of Shareholders (the 2006 Annual Meeting). At the 2006 Annual Meeting, held on May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of December 31, 2006, no shares have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R.
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
The fair value of the options for 2005 and 2004 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.47% and 3.66%; dividend yield of 3.00% for both years; volatility factors of the expected market price of United’s common stock of 0.2226 and 0.2223; and a weighted-average expected option life of and 6.06 and 6.01 years. The estimated fair value of the options at the date of grant was $7.26 and $6.98 for the options granted during 2005 and 2004, respectively. United anticipates the use of the binomial lattice model to value future grants. SFAS 123R defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.
The table on the following page reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect during 2005 and 2004.

NOTE O—STOCK BASED COMPENSATION— continued
The following pro forma disclosures present United’s consolidated net income and diluted consolidated earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the options at the date of grant amortized over the vesting period of the options:

	Year ended December 31,
(Dollars in thousand, except per share)	2005	2004
Net Income, as reported	$100,409	$97,762
Less pro forma expense related to options granted, net of tax	(3,496)	(1,061)

Pro forma net income	$96,913	$96,701

Pro forma net income per share:
Basic — as reported	$2.36	$2.25
Basic — pro forma	$2.28	$2.23

Diluted — as reported	$2.33	$2.22
Diluted — pro forma	$2.25	$2.20
The following is a summary of activity of United’s Incentive Stock Option Plans:

	Year ended December 31, 2006
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2006	2,115,965			$27.29
Granted	—			—
Exercised	348,469			23.00
Forfeited or expired	35,296			34.64

Outstanding at December 31, 2006	1,732,200	$18,448	5.6	$28.00

Exercisable at December 31, 2006	1,732,200	$18,448	5.6	$28.00

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at December 31, 2006, 2005 and 2004 were 19,087, 23,794 and 23,105, respectively. Options granted through the reinvestment of dividends during 2006, 2005 and 2004 were 639, 689 and 746, respectively. Options exercised during 2006 were 5,346. No options were exercised under this plan during 2005 and options exercised during 2004 were 4,614. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability. For the years of 2006, 2005, and 2004, compensation expense from these stock options was not significant. At December 2006 and 2005, the associated liability from these stock options was not significant.
Cash received from options exercised under the Plans for the years ended December 31, 2006, 2005 and 2004 was $7.26 million, $3.23 million, and $6.37 million, respectively. During 2006 and 2005, 348,469 and 175,931 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2006 and 2005. No options were granted in the year of 2006; therefore, the weighted-average grant-date fair value was zero. The weighted-average grant-date fair value of options granted during the years 2005 and 2004

NOTE O—STOCK BASED COMPENSATION— continued
was $7.26 and $6.98, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2006, 2005, and 2004 was $5.12 million, $3.05 million, and $10.97 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $880 thousand from excess tax benefits related to share-based compensation for the year of 2006. Cash flows of $441 thousand and $2.98 million from excess tax benefits related to share-based compensation were reported as operating activities for the years ended 2005 and 2004, respectively.
NOTE P—COMMITMENTS AND CONTINGENT LIABILITIES
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,734,299,000 and $1,823,909,000 of loan commitments outstanding as of December 31, 2006 and 2005, respectively, substantially all of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $525,000 and $1,021,000 as of December 31, 2006 and 2005, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $112,367,000 and $139,572,000 as of December 31, 2006 and 2005, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

NOTE Q—DERIVATIVE FINANCIAL INSTRUMENTS
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
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2006, United has both fair value hedges and cash flow hedges.
During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated a fixed interest rate swap designated as a cash flow hedge associated with the repayment of $50 million variable interest rate FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of the swap. During the third quarter of 2006, United prepaid two $100 million convertible FHLB advances and terminated an interest rate swap designated as a fair value hedge associated with one of the advances. The termination of the interest rate swap resulted in a before-tax loss of approximately $7.66 million. United replaced the $200 million of debt with two $100 million advances and associated interest rate swaps which qualify as cash flow hedges.
The following tables set forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2006 and 2005:
Derivative Classifications and Hedging Relationships

	December 31, 2006			December 31, 2005
	Notional	Derivative		Notional	Derivative
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability

Derivatives Designated as Fair Value Hedges:

Hedging Commercial Loans	$14,281	$84	$135	$4,399	$33	—
Hedging FHLB Borrowings	—	—	—	100,000	—	$7,223

Total Derivatives Designated as Fair Value Hedges:	$14,281	$84	$135	$104,399	$33	$7,223

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$200,000	—	$2,336	$50,000	$2,077	—

Total Derivatives Designated as Cash Flow Hedges:	$200,000	—	$2,336	$50,000	$2,077	—

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$214,281	$84	$2,471	$154,399	$2,110	$7,223

NOTE Q—DERIVATIVE FINANCIAL INSTRUMENTS— continued
Derivative Hedging Instruments

	December 31, 2006				December 31, 2005
			Average				Average
	Notional	Average	Pay	Estimated	Notional	Average	Pay	Estimated
(In thousands)	Amount	Receive Rate	Rate	Fair Value	Amount	Receive Rate	Rate	Fair Value

Fair Value Hedges:
Receive Fixed Swap (FHLB Borrowing)	—	—	—	—	$100,000	6.43%	—	$(7,223)
Pay Fixed Swap (Commercial Loans)	$14,281	—	6.27%	$(51)	4,399	—	6.70%	33

Total Derivatives Used in Fair Value Hedges	$14,281			$(51)	$104,399			$(7,190)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$200,000	—	5.28%	$(2,336)	$50,000	—	4.29%	$2,077

Total Derivatives Used in Cash Flow Hedges	$200,000			$(2,336)	$50,000			$2,077

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$214,281			$(2,387)	$154,399			$(5,113)

For the years ended December 31, 2006 and 2005, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to United’s Consolidated Statements of Income. As of December 31, 2006, $1,518,000 in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income as compared to $1,350,000 in net deferred gains, net of tax, as of December 31, 2005. During the next 12 months, United does not expect to reclassify into earnings any of the net deferred loss reported in other comprehensive income at December, 31, 2006.
For the year of 2005, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. A summary of derivative financial instruments not in hedge relationships by type of activity are as follows:

	Net Derivative
	Asset (Liability)		Net Gains (Losses)
	As of December 31		For the Year Ended December 31
(In thousands)	2006	2005	2006	2005	2004

Other Derivative Instruments:
Interest Rate Risk Management	—	$35	—	$35	—
Customer Risk Management	—	(35)	—	(35)	—

Total Other Derivative Instruments	—	$—	—	$—	—

NOTE R—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2006	2005	2004
Net Income	$89,249	$100,409	$97,762
Securities available for sale:
Net change in unrealized gains (losses) on available for sale securities arising during the period	4,831	(24,125)	(3,935)
Related income tax (expense) benefit	(1,691)	8,444	1,377
Net reclassification adjustment for losses (gains) included in net income	3,176	(695)	(1,110)
Related income tax (benefit) expense	(1,112)	243	387
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	671	758	782
Related income tax expense	(235)	(265)	(274)

Net effect on other comprehensive income (loss)	5,640	(15,640)	(2,773)
Cash flow hedge derivative:
Unrealized (loss) gain on cash flow hedge	(2,336)	2,077	—
Related income tax expense	817	(727)	—
Termination of cash flow hedge	(2,077)	—	—
Related income tax expense	727	—	—

Net effect on other comprehensive income	(2,869)	1,350	—

Total change in other comprehensive income	2,771	(14,290)	(2,773)

Total Comprehensive Income	$92,020	$86,119	$94,989

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31
(In thousands)	2006	2005

Assets
Cash and due from banks	$23,636	$21,722
Securities available for sale	8,574	9,037
Securities held to maturity	6,130	6,133
Loans	457	1,027
Investment in subsidiaries:
Bank subsidiaries	681,693	684,390
Nonbank subsidiaries	4,677	4,626
Other assets	5,503	4,760

Total Assets	$730,670	$731,695

Liabilities and Shareholders’ Equity Junior subordinated debentures of subsidiary trusts	$67,013	$67,013
Accrued expenses and other liabilities	29,565	29,477
Shareholders’ equity (including other accumulated comprehensive loss of $15,791 and $10,551 at December 31, 2006 and 2005, respectively)	634,092	635,205

Total Liabilities and Shareholders’ Equity	$730,670	$731,695

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION — continued
Condensed Statements of Income

	Year Ended December 31
(In thousands)	2006	2005	2004
Income
Dividends from banking subsidiaries	$89,854	$87,340	$81,102
Net interest income	696	561	791
Management fees:
Bank subsidiaries	10,128	9,292	8,262
Nonbank subsidiaries	15	14	12
Discontinued subsidiaries	—	—	25
Other income	253	453	488

Total Income	100,946	97,660	90,680

Expenses
Interest paid to banking subsidiary	—	—	—
Interest paid on short-term borrowings	—	16	4
Operating expenses	14,889	12,715	10,734

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	86,057	84,929	79,942
Applicable income tax benefit	(1,176)	(864)	(203)

Income Before Equity in Undistributed Net Income of Subsidiaries	87,233	85,793	80,145
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	1,965	14,539	3,117
Nonbank subsidiaries	51	77	53

Net Income from continuing operations	89,249	100,409	83,315

Net Income from discontinued operations	—	—	14,447

Net Income	$89,249	$100,409	$97,762

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION — continued
Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2006	2005	2004
Operating Activities
Net income from continuing operations	$89,249	$100,409	$83,315
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,016)	(14,616)	(3,170)
Depreciation and net amortization	(14)	2	2
Stock-based compensation	—	21	—
Net loss on securities transactions	(322)	(453)	(488)
Net change in other assets and liabilities	(1,903)	(593)	2,824

Net Cash Provided by Operating Activities	84,994	84,770	82,483

Investing Activities
Net proceeds from sales of securities	848	2,095	4,953
Increases in investment in subsidiaries	—	—	(200)
Repayment on loan balances by customers	570	540	1,480

Net Cash Provided by Investing Activities	1,418	2,635	6,233

Financing Activities
Net repayments of lines of credit from non-affiliated banks	—	—	(17,000)
Net advances from subsidiary trusts
Cash dividends paid	(45,067)	(44,409)	(43,967)
Acquisition of treasury stock	(47,607)	(41,289)	(40,812)
Distribution of treasury stock for deferred compensation plan	35	39	—
Excess tax benefits from stock-based compensation arrangements	880	—	—
Proceeds from exercise of stock options	7,261	3,233	6,367

Net Cash Used in Financing Activities	(84,498)	(82,426)	(95,412)

Increase (decrease) in Cash and Cash Equivalents	1,914	4,979	(6,696)

Cash and Cash Equivalents at Beginning of Year	21,722	16,743	23,439

Cash and Cash Equivalents at End of Year	$23,636	$21,722	$16,743

NOTE T—REGULATORY MATTERS
The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2006, was approximately $43,340,000 and $40,862,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2005, was approximately $51,878,000 and $49,703,000, respectively.
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
During 2007, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $13,508,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $36,956,000 at December 31, 2006, and must be secured by qualifying collateral.
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
Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2006, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2006, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

NOTE T—REGULATORY MATTERS — continued
United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$613,171	11.2%	$439,760	≥8.0%	$549,699	≥10.0%
United Bank (WV)	329,701	10.8%	244,230	≥8.0%	305,288	≥10.0%
United Bank (VA)	263,874	10.9%	194,077	≥8.0%	242,597	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	551,822	10.0%	219,880	≥4.0%	329,820	≥6.0%
United Bank (WV)	297,963	9.8%	122,115	≥4.0%	183,173	≥6.0%
United Bank (VA)	237,741	9.8%	97,039	≥4.0%	145,558	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	551,822	8.6%	256,490	≥4.0%	320,613	≥5.0%
United Bank (WV)	297,963	8.0%	148,400	≥4.0%	185,500	≥5.0%
United Bank (VA)	237,741	8.6%	110,279	≥4.0%	137,849	≥5.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$610,547	11.3%	$433,097	≥8.0%	$541,371	≥10.0%
United Bank (WV)	329,469	11.0%	240,152	≥8.0%	300,189	≥10.0%
United Bank (VA)	262,546	10.9%	193,022	≥8.0%	241,278	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	548,742	10.1%	216,549	≥4.0%	324,823	≥6.0%
United Bank (WV)	297,277	9.9%	120,076	≥4.0%	180,114	≥6.0%
United Bank (VA)	236,368	9.8%	96,511	≥4.0%	144,767	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	548,742	8.5%	257,424	≥4.0%	321,780	≥5.0%
United Bank (WV)	297,277	7.9%	150,166	≥4.0%	187,708	≥5.0%
United Bank (VA)	236,368	8.7%	108,610	≥4.0%	135,763	≥5.0%
NOTE U—FAIR VALUES OF FINANCIAL INSTRUMENTS
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

NOTE U—FAIR VALUES OF FINANCIAL INSTRUMENTS — continued
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
The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents	$259,013	$259,013	$207,962	$207,962
Securities available for sale	1,063,174	1,063,174	1,274,621	1,274,621
Securities held to maturity	212,296	215,678	227,345	232,671
Loans held for sale	2,041	2,041	3,324	3,324
Loans	4,806,747	4,759,532	4,649,829	4,586,335
Derivative financial assets	84	84	2,110	2,110
Deposits	4,828,192	4,823,803	4,617,452	4,598,276
Short-term borrowings	682,266	682,034	856,425	855,371
Long-term borrowings	499,200	510,542	547,731	572,497
Derivative financial liabilities	2,471	2,471	7,223	7,223
The FASB has issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for United on January 1, 2008 and is not expected to have a material impact on United’s financial statements.

NOTE V—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2006 and 2005 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006
Interest income	$95,581	$100,461	$102,435	$102,206
Interest expense	40,560	44,881	47,506	48,143
Net interest income	55,021	55,580	54,929	54,063
Provision for credit losses	250	348	571	268
Mortgage banking income	229	150	236	240
Securities losses, net	(2,838)	(99)	(134)	(105)
Other noninterest income	16,271	14,374	6,112	14,597
Noninterest expense	32,188	32,163	40,214	32,608
Income taxes	11,635	12,035	6,193	10,904
Net income (1)	24,610	25,459	14,165	25,015

Per share data:
Average shares outstanding (000s):
Basic	41,924	41,684	41,374	41,157
Diluted	42,379	42,084	41,775	41,558
Net income per share:
Basic	$0.59	$0.61	$0.34	$0.61
Diluted	$0.58	$0.60	$0.34	$0.60
Dividends per share	$0.27	$0.27	$0.27	$0.28

2005
Interest income	$79,276	$82,179	$89,490	$94,333
Interest expense	26,286	28,721	32,832	36,612
Net interest income	52,990	53,458	56,658	57,721
Provision for credit losses	1,111	504	1,945	2,058
Mortgage banking income	126	227	337	365
Securities gains (losses), net	924	58	(93)	(194)
Other noninterest income	11,869	13,074	12,792	13,140
Noninterest expense	28,741	30,577	30,516	31,326
Income taxes	11,297	11,222	11,784	11,962
Net income (1)	24,760	24,514	25,449	25,686

Per share data:
Average shares outstanding (000s):
Basic	42,900	42,660	42,384	42,118
Diluted	43,419	43,122	42,919	42,639
Net income per share:
Basic	$0.58	$0.57	$0.60	$0.61
Diluted	$0.57	$0.57	$0.59	$0.60
Dividends per share	$0.26	$0.26	$0.26	$0.27

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
Management’s Report on Internal Control over Financial Reporting
     Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting is included on pages 41-42 of this report and are incorporated in this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
     None

UNITED BANKSHARES, INC.
FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2007 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the captions “Beneficial Ownership of Directors and Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
     United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-wv.com.
     Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Item 11.	EXECUTIVE COMPENSATION
     Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the caption of “Director Compensation” under the heading “GOVERNANCE OF THE COMPANY”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2007 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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
(3)	Exhibits Required by Item 601
     Listing of Exhibits — See the Exhibits’ Index on page 91 of this Form 10-K.
(b)	Exhibits — The exhibits to this Form 10-K begin on page 95 .
(c)	Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.
     All reports filed electronically by United with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on United’s web site at ubsi-wv.com. These filings are also accessible on the SEC’s web site at www.sec.gov.

UNITED BANKSHARES, INC.
FORM 10-K
INDEX TO EXHIBITS

Sequential
	S-K Item 601	Page
Description	Table Reference	Number

Agreement and Plan of Reorganization with Premier Community Bankshares, Inc.	(2)	(a	)
Articles of Incorporation and Bylaws:	(3)
(a) Articles of Incorporation		(c	)
(b) Bylaws		(d	)
Material Contracts	(10)
(a) Employment Agreement with I. N. Smith, Jr.		(b	)
(b) Employment Agreement with Richard M. Adams		(g	)
(c) Supplemental Retirement Agreement with Richard M. Adams		(g	)
(d) Lease on Branch Office in Charleston Town Center, Charleston, West Virginia		(b	)
(e) Lease on United Center, Charleston, West Virginia		(e	)
(f) Data processing contract with FISERV		(l	)(n)
(g) Executive Officer Change of Control Agreements		(f	)(h)
(h) Employment Agreement with J. Paul McNamara		(h	)
(i) Supplemental Retirement Contract with Richard M. Adams, Jr., James J. Consagra, Jr., James B. Hayhurst, Jr., Joe L. Wilson, and Steven E. Wilson		(i	)(j)

		Sequential
	S-K Item 601	Page
Description	Table Reference	Number

(j) Summary of Compensation Paid to Named Executive Officers	(10)	(m	)(o)
(k) Summary of Compensation Paid to Directors		(k	)
(l) Summary of Amendment to Richard M. Adams’ Employment Contract		(o	)
Statement Re: Computation of Ratios	(12)	95
Subsidiaries of the Registrant	(21)	96
Consent of Ernst & Young LLP	(23)	97
Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	98
Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	99
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(32.1)	100
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(32.2)	101
Footnotes

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 26, 2007 and filed January 29, 2007 for United Bankshares, Inc., File No. 01-13322.

(b)	Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356.

(c)	Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322.

Footnotes (continued)

(f)	Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Exhibits to the 2001 10-K for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(i)	Incorporated into this filing by reference to Exhibits to the 2003 10-K for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibits to the March 31, 2004 10-Q for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to Exhibits to the 2004 10-K for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 17, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 21, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(n)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 30, 2005 and filed January 5, 2006 for United Bankshares, Inc., File No. 0-13322.

(o)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 20, 2006 and filed November 22, 2006 for United Bankshares, Inc., File No. 0-13322.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 26, 2007

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	February 26, 2007

/s/ I. N. Smith, Jr.	Director	February 26, 2007

/s/ Theodore J. Georgelas	Director	February 26, 2007

/s/ W. Gaston Caperton III	Director	February 26, 2007

/s/ P. Clinton Winter, Jr.	Director	February 26, 2007

/s/ Russell L. Isaacs	Director	February 26, 2007

/s/ Robert G. Astorg	Director	February 26, 2007

/s/ J. Paul McNamara	Director	February 26, 2007

/s/ G. Ogden Nutting	Director	February 26, 2007

/s/ Mary K. Weddle	Director	February 26, 2007

/s/ F. T. Graff, Jr.	Director	February 26, 2007

/s/ William C. Pitt III	Director	February 26, 2007

/s/ Thomas J. Blair III	Director	February 26, 2007