Form 10-Q
period 2007-03-31
UNITED BANKSHARES INC/WV
filed 2007-05-09
CIK 729986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2007
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
Class — Common Stock, $2.50 Par Value; 40,730,956 shares outstanding as of April 30, 2007.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2007 and December 31, 2006, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three months ended March 31, 2007 and 2006, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2007, the related condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	March 31	December 31
	2007	2006
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$156,326	$217,562
Interest-bearing deposits with other banks	11,745	22,882
Federal funds sold	52,106	18,569

Total cash and cash equivalents	220,177	259,013
Securities available for sale at estimated fair value (amortized cost-$1,004,025 at March 31, 2007 and $1,016,840 at December 31, 2006)	1,000,395	1,010,252
Securities held to maturity (estimated fair value-$207,767 at March 31, 2007 and $215,678 at December 31, 2006)	205,000	212,296
Other investment securities	53,589	52,922
Loans held for sale	2,231	2,041
Loans	4,723,104	4,813,708
Less: Unearned income	(6,807)	(6,961)

Loans net of unearned income	4,716,297	4,806,747
Less: Allowance for loan losses	(44,058)	(43,629)

Net loans	4,672,239	4,763,118
Bank premises and equipment	37,909	38,111
Goodwill	167,337	167,421
Accrued interest receivable	33,714	34,508
Other assets	179,170	177,916

TOTAL ASSETS	$6,571,761	$6,717,598

Liabilities
Deposits:
Noninterest-bearing	$832,609	$903,207
Interest-bearing	3,908,963	3,924,985

Total deposits	4,741,572	4,828,192
Borrowings:
Federal funds purchased	68,690	97,720
Securities sold under agreements to repurchase	510,706	460,858
Federal Home Loan Bank borrowings	438,660	533,899
Other short-term borrowings	63	3,688
Other long-term borrowings	85,172	85,301
Allowance for lending-related commitments	8,327	8,742
Accrued expenses and other liabilities	79,822	65,106

TOTAL LIABILITIES	5,933,012	6,083,506

Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at March 31, 2007 and December 31, 2006, including 3,497,664 and 3,261,931 shares in treasury at March 31, 2007 and December 31, 2006, respectively	110,802	110,802
Surplus	92,583	93,680
Retained earnings	571,912	559,257
Accumulated other comprehensive loss	(13,958)	(15,791)
Treasury stock, at cost	(122,590)	(113,856)

TOTAL SHAREHOLDERS’ EQUITY	638,749	634,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,571,761	$6,717,598

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands, except per share data)	2007	2006

Interest income
Interest and fees on loans	$83,312	$76,562
Interest on federal funds sold and other short-term investments	505	291
Interest and dividends on securities:
Taxable	13,430	15,130
Tax-exempt	3,375	3,598

Total interest income	100,622	95,581

Interest expense
Interest on deposits	33,170	24,454
Interest on short-term borrowings	7,502	7,499
Interest on long-term borrowings	7,288	8,607

Total interest expense	47,960	40,560

Net interest income	52,662	55,021
Provision for credit losses	350	250

Net interest income after provision for credit losses	52,312	54,771

Other income
Fees from trust and brokerage services	3,546	3,020
Fees from deposit services	7,178	6,991
Other service charges, commissions, and fees	1,693	1,670
Income from bank-owned life insurance	1,459	1,043
Income from mortgage banking	161	229
Security gains (losses)	157	(2,838)
Gain on termination of interest rate swap associated with prepayment of FHLB advance	—	3,060
Other income	722	487

Total other income	14,916	13,662

Other expense
Salaries and employee benefits	14,745	15,098
Net occupancy expense	3,456	3,313
Equipment expense	1,451	1,718
Data processing expense	1,721	1,461
Bankcard processing expense	1,191	1,109
Other expense	8,931	9,489

Total other expense	31,495	32,188

Income before income taxes	35,733	36,245
Income taxes	11,326	11,635

Net income	$24,407	$24,610

Earnings per common share:
Basic	$0.60	$0.59

Diluted	$0.59	$0.58

Dividends per common share	$0.28	$0.27

Average outstanding shares:
Basic	40,946,236	41,923,726
Diluted	41,272,213	42,379,242
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2007
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2007	44,320,832	$110,802	$93,680	$559,257	($15,791)	($113,856)	$634,092
Cumulative effect of adopting FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainity in Income Taxes, an interpretation of FASB Statement No. 109, at January 1, 2007	—	—	—	(300)	—	—	(300)
Comprehensive income:
Net income	—	—	—	24,407	—	—	24,407
Other Comprehensive income, net of tax:
Unrealized gain on securities of $1,966 net of reclassification adjustment for gains included in net income of $45	—	—	—	—	1,921	—	1,921
Unrealized loss on cash flow hedge, net of tax of $215	—	—	—	—	(400)	—	(400)
Remaining unrealized loss related to the call of securities previously transferred from available for sale to the held to maturity investment portfolio	—	—	—	—	157	—	157
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to their call or maturity	—	—	—	—	92	—	92
Pension plan’s amortization of transition asset, prior service cost, and actuarial loss, net of tax of $40	—	—	—	—	63	—	63

Total comprehensive income							26,240
Purchase of treasury stock (316,961 shares)	—	—	—	—	—	(11,578)	(11,578)
Cash dividends ($0.28 per share)	—	—	—	(11,452)	—	—	(11,452)
Common stock options exercised (81,228 shares)	—	—	(1,097)	—	—	2,844	1,747

Balance at March 31, 2007	44,320,832	$110,802	$92,583	$571,912	($13,958)	($122,590)	$638,749

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands)	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$37,802	$40,886

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	8,019	11,593
Purchases of securities held to maturity	(288)	—
Proceeds from sales of securities available for sale	563	1,147
Proceeds from maturities and calls of securities available for sale	85,015	35,218
Purchases of securities available for sale	(73,160)	(1,379)
Net purchases of bank premises and equipment	(719)	(716)
Net change in other investment securities	(667)	(2,937)
Net change in loans	90,140	(44,142)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	108,903	(1,216)

FINANCING ACTIVITIES
Cash dividends paid	(11,517)	(11,365)
Excess tax benefits from stock-based compensation arrangements	343	385
Acquisition of treasury stock	(10,909)	(11,988)
Proceeds from exercise of stock options	1,045	3,867
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	25,000
Repayment of long-term Federal Home Loan Bank borrowings	(76)	(50,871)
Changes in:
Deposits	(86,620)	85,816
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(102,807)	(68,594)

NET CASH USED IN FINANCING ACTIVITIES	(185,541)	(52,750)

Decrease in cash and cash equivalents	(38,836)	(13,080)

Cash and cash equivalents at beginning of year	259,013	207,962

Cash and cash equivalents at end of period	$220,177	$194,882

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2007 and 2006 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in United’s 2006 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2006 Annual Report of United on Form 10-K. To conform to the 2007 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data or unless otherwise noted.
New Accounting Standards
In February 2007, the Financial Standards Board (FASB) issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. With this Standard, the FASB expects to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facility the comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement does not eliminate disclosure requirements included in accounting standards. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted provided that the company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” United decided not to early adopt the provisions of SFAS 159.
In September 2006, the FASB published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. United is also required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. United adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. See Note 13 for additional information regarding United’s adoption of SFAS 158. SFAS 158 also requires employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions, and will be effective for United for the fiscal year ending December 31, 2008.
In September 2006, the FASB also issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. United is currently assessing the impact this statement will have on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. United has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings. The adoption of FIN 48 did not have a significant impact on United’s consolidated financial statements. See Note 14 for additional information regarding United’s adoption of FIN 48.
In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 was effective for United on January 1, 2007. The implementation of SFAS 156 did not have a material impact on United’s consolidated financial statements.
In February 2006, the FASB issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. United adopted SFAS 155 on January 1, 2007, as required. Its implementation did not have a material impact on United’s consolidated financial statements.
On January 1, 2006, United adopted FASB Statement No. 123—revised 2004 (SFAS 123R), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and superseded APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006 and the first three months of 2007, United did not recognize any compensation cost for 2006 and the first three months of 2007. See Note 12 for additional information regarding United’s adoption of SFAS 123R.
2. MERGERS & ACQUISITIONS
On January 29, 2007, United announced that it had signed an Agreement and Plan of Reorganization (the Agreement) to acquire Premier Community Bankshares, Inc. (Premier), a Virginia corporation headquartered in Winchester, Virginia. Premier is a multi-bank holding company with 26 office locations in the northwestern and central parts of Virginia and the eastern panhandle of West Virginia. As of March 31, 2007, Premier had $915.8 million in total assets, $749.1 in net loans and $742.3 in deposits. Premier operates three wholly owned banking subsidiaries, The Marathon Bank, the Rockingham Heritage Bank and the Premier Bank. Upon completion of the acquisition, it is anticipated that The Marathon Bank and the Rockingham Heritage Bank will be merged with United’s Virginia subsidiary and the Premier Bank will be merged with United’s West Virginia subsidiary. The acquisition of Premier will afford United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
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
The merger transaction, expected to close late in the second quarter or early third quarter of 2007, will be accounted for as a purchase pending approval of the shareholders of Premier and the receipt of all required regulatory approvals, as well as other customary conditions. A Form S-4 was filed on April 24, 2007 with the Securities and Exchange Commission to register the maximum number of shares issuable by United upon the consummation of the merger with Premier.
3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized on the following page:

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$30,768	—	$100	$30,668
State and political subdivisions	110,242	$1,983	223	112,002
Mortgage-backed securities	741,582	1,040	9,171	733,451
Marketable equity securities	6,245	302	55	6,492
Other	115,188	3,363	769	117,782

Total	$1,004,025	$6,688	$10,318	$1,000,395

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,993	—	$85	$7,908
State and political subdivisions	110,261	$2,176	201	112,236
Mortgage-backed securities	777,133	822	11,896	766,059
Marketable equity securities	6,200	439	43	6,596
Other	115,253	2,619	419	117,453

Total	$1,016,840	$6,056	$12,644	$1,010,252

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2007 and December 31, 2006:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
March 31, 2007
Treasuries and agencies	$24,459	$34	$3,922	$66
State and political	2,308	1	28,044	222
Mortgage-backed	—	—	647,661	9,171
Marketable equity securities	237	9	154	46
Other	11,758	423	20,189	346

Total	$38,762	$467	$699,970	$9,851

December 31, 2006
Treasuries and agencies	$1,978	$3	$3,905	$82
State and political	3,452	22	25,651	179
Mortgage-backed	35,437	167	663,361	11,729
Marketable equity securities	—	—	158	43
Other	—	—	25,637	419

Total	$40,867	$192	$718,712	$12,452

Gross unrealized losses on available for sale securities were $10,318 at March 31, 2007. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of March 31, 2007 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
As previously reported, at March 31, 2006, as part of a balance sheet repositioning strategy, management specifically identified approximately $86 million of impaired, low-yielding, fixed rate investment securities for sale. Since United did not have the positive intent to hold these securities to recovery, United recognized a loss of approximately $2.93 million in the first quarter of 2006 related to these securities. These securities were subsequently sold on April 4, 2006.
The amortized cost and estimated fair value of securities available for sale at March 31, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$14,363	$14,312	$4,427	$4,424
Due after one year through five years	116,162	115,055	106,890	105,431
Due after five years through ten years	204,676	203,034	214,164	212,051
Due after ten years	662,579	661,502	685,159	681,750
Marketable equity securities	6,245	6,492	6,200	6,596

Total	$1,004,025	$1,000,395	$1,016,840	$1,010,252

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,656	$885	—	$12,541
State and political subdivisions	62,014	1,345	$12	63,347
Mortgage-backed securities	210	8	—	218
Other	131,120	1,741	1,200	131,661

Total	$205,000	$3,979	$1,212	$207,767

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,682	$914	—	$12,596
State and political subdivisions	62,703	1,537	—	64,240
Mortgage-backed securities	234	7	—	241
Other	137,677	2,112	$1,188	138,601

Total	$212,296	$4,570	$1,188	$215,678

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,936	$3,962	$1,726	$1,741
Due after one year through five years	41,707	42,752	42,016	43,116
Due after five years through ten years	24,897	25,626	27,357	28,219
Due after ten years	134,460	135,427	141,197	142,602

Total	$205,000	$207,767	$212,296	$215,678

During the first quarter of 2007, United reclassified from the available for sale category certain investment securities that do not have readily determinable fair values and for which United does not exercise significant influence. These securities were reclassified as other investment securities on the balance sheet and are carried at cost. Cost method investments classified as other investment securities totaled $53,589 and $52,922 at March 31, 2007 and December 31, 2006, respectively. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $925,807 and $948,623 at March 31, 2007 and December 31, 2006, respectively.

4. LOANS
Major classifications of loans are as follows:

	March 31,	December 31,
	2007	2006
Commercial, financial and agricultural	$884,214	$954,024
Real estate:
Single-family residential	1,692,596	1,720,794
Commercial	1,176,355	1,146,007
Construction	501,680	523,042
Other	123,357	119,973
Installment	344,902	349,868

Total gross loans	$4,723,104	$4,813,708

The table above does not include loans held for sale of $2,231 and $2,041 at March 31, 2007 and December 31, 2006, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $139,977 and $122,150 at March 31, 2007 and December 31, 2006, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,327 and $8,742 at March 31, 2007 and December 31, 2006, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended
	March 31
	2007	2006
Balance at beginning of period	$52,371	$52,871
Provision	350	250

	52,721	53,121
Loans charged-off	(617)	(671)
Less: Recoveries	281	515

Net Charge-offs	(336)	(156)

Balance at end of period	$52,385	$52,965

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
Nonperforming assets are summarized as follows:

	March 31,	December 31,
	2007	2006
Nonaccrual loans	$6,068	$5,755
Loans past due 90 days or more and still accruing interest	5,416	8,432

Total nonperforming loans	11,484	14,187
Other real estate owned	3,991	4,231

Total nonperforming assets	$15,475	$18,418

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At March 31, 2007, the recorded investment in loans that were considered to be impaired was $26,187 (of which $6,068 were on a nonaccrual basis). Included in this amount is $18,578 of impaired loans for which the related allowance for credit losses is $4,720 and $7,609 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2006, the recorded investment in loans that were considered to be impaired was $21,963 (of which $5,755 were on a nonaccrual basis). Included in this amount were $15,193 of impaired loans for which the related allowance for credit losses was $3,000, and $6,770 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended March 31, 2007 and for the year ended December 31, 2006 was approximately $24,049 and $26,503, respectively.
For the quarters ended March 31, 2007 and 2006, United recognized interest income on impaired loans of approximately $439 and $219, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $389 and $364 for the quarters ended March 31, 2007 and 2006, respectively.
7. GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($17,657)	$2,233

Goodwill not subject to amortization			$167,337

	As of December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($17,250)	$2,640

Goodwill not subject to amortization			$167,421

United incurred amortization expense of $407 and $510 for the quarters ended March 31, 2007 and 2006, respectively. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2007	$1,462
2008	802
2009	303
2010	73
2011	—

8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2007, federal funds purchased were $68,690 while securities sold under agreements to repurchase were $510,706.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At March 31, 2007, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of March 31, 2007, United Bank (VA) had an outstanding balance of $63 and had additional funding available of $4,937.
9. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2007, United had an unused borrowing amount of approximately $1,529,965 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. During the first quarter of 2006, as part of balance sheet repositioning, United prepaid a $50 million variable interest rate FHLB advance and terminated a fixed interest rate swap associated with the advance. United recognized a $3.06 million before-tax gain on the termination of the swap. No prepayment penalty was incurred in connection with the early repayment of the advance.
In March of 2007, United borrowed $25 million from the FHLB. The borrowing carries a 4.885% fixed-rate of interest and matures in March of 2010.
At March 31, 2007, $438,660 of FHLB advances with a weighted-average interest rate of 5.23% is scheduled to mature within the next eleven years.

The scheduled maturities of borrowings are as follows:

Year	Amount
2007	$—
2008	100,288
2009	—
2010	125,000
2011 and thereafter	213,372

Total	$438,660

United has a total of six statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2007 and December 31, 2006, the outstanding balances of the Debentures were $85,172 and $85,301 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,726,583 and $1,734,299 of loan commitments outstanding as of March 31, 2007 and December 31, 2006, respectively, substantially all of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $527 and $525 as of March 31, 2007 and December 31, 2006, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $121,228 and $112,367 as of March 31, 2007 and December 31, 2006, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
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
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of March 31, 2007. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
At inception of a hedge relationship, United formally documents the hedged item, the particular risk management objective, the nature of the risk being hedged, the derivative being used, how effectiveness of the hedge will be assessed and how the ineffectiveness of the hedge will be measured. United also assesses hedge effectiveness at inception and on an ongoing basis using regression analysis. Hedge ineffectiveness is measured by using the change in fair value method. The change in fair value method compares the change in the fair value of the hedging derivative to the change in the fair value of the hedged exposure, attributable to changes in the benchmark rate. The portion of a hedge that is ineffective is recognized immediately in earnings. Prior to January 1, 2006, United used the shortcut method for interest rate swaps that met the criteria as defined under SFAS No. 133. Effective January 1, 2006, United adopted an internal policy of accounting for all new derivative instruments entered thereafter whereby the shortcut method would no longer be used.
For derivatives that are not designated in a hedge relationship, changes in the fair value of the derivatives are recognized in earnings in the same period as the change in fair value.
In February 2006, the FASB issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instrument – an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. United adopted SFAS 155 on January 1, 2007 and did not have a material impact on United’s consolidated financial statements.
During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated a fixed interest rate swap designated as a cash flow hedge associated with the repayment of $50 million variable interest rate FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of the swap.
The following tables set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2007:

Derivative Classifications and Hedging Relationships
March 31, 2007

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,250	$65	$164

Total Derivatives Designated as Fair Value Hedges:	$14,250	$65	$164

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$200,000	—	$2,952

Total Derivatives Designated as Cash Flow Hedges:	$200,000	—	$2,952

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$214,250	$65	$3,116

Derivative Instruments
March 31, 2007

	Notional	Average	Average	Estimated
	Amount	Receive Rate	Pay Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,250	—	6.27%	$(99)

Total Derivatives Used in Fair Value Hedges	$14,250			$(99)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$200,000	—	5.28%	$(2,952)

Total Derivatives Used in Cash Flow Hedges	$200,000			$(2,952)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$214,250			$(3,051)

12. STOCK BASED COMPENSATION
On January 1, 2006, United adopted Statement of Financial Accounting Standards 123R (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated.

On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for the year 2006. In addition, no new options were granted during 2006 and the first quarter of 2007. Accordingly, the adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share.
At its March 20, 2006 regular meeting, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan and directed that the 2006 Stock Option Plan be submitted to United’s shareholders for approval at its Annual Meeting of Shareholders (the 2006 Annual Meeting). At the 2006 Annual Meeting, held on May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of March 31, 2007, no shares have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R.
United currently has options outstanding from various option plans other than the 2006 Stock Option Plan (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms.
A summary of option activity under the Plans as of March 31, 2007, and the changes during the first three months of 2007 is presented below:

	Three Months Ended March 31, 2007
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2007	1,732,200			$28.00
Granted	—			—
Exercised	81,228			21.11
Forfeited or expired	704			3.55

Outstanding at March 31, 2007	1,650,268	$12,085	5.5	$28.35

Exercisable at March 31, 2007	1,650,268	$12,085	5.5	$28.35

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at March 31, 2007 were 19,224. Options granted through the reinvestment of dividends during the first three months of 2007 were 137. No options were exercised during the first three months of 2007. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.
Cash received from options exercised under the Plans for the three months ended March 31, 2007 and 2006 was $1.05 million and $3.87 million, respectively. During the three months ended March 31, 2007 and 2006, 81,228 and 165,289 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2007 and 2006. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2007 and 2006 was $1.22 million and $2.20 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $343 thousand and $385 thousand from excess tax benefits related to share-based compensation for the three months ended March 31, 2007 and 2006, respectively.
13. EMPLOYEE BENEFIT PLANS
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
On December 31, 2006, United adopted the recognition and disclosure provision of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires United to recognize the funded status of its defined benefit post-retirement plan in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in United’s statement of financial positions pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to United’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.
The incremental effects of adopting the provision of Statement 158 on United’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on United’s consolidated statement of income for the year of 2006 and it will not affect United’s operating results in future periods.

	At December 31, 2006
	Prior to Adopting	Effect of Adopting	As Reported at
	Statement 158	Statement 158	December 31, 2006
Net pension asset	40,165	(13,217)	$26,948
Deferred income taxes	8,058	5,206	13,264
Accumulated other comprehensive income	(7,780)	(8,011)	(15,791)
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
Net periodic pension cost for the three months ended March 31, 2007 and 2006 included the following components:

	Three Months Ended
	March 31
(In thousands)	2007	2006
Service cost	$531	$528
Interest cost	857	800
Expected return on plan assets	(1,778)	(1,171)
Amortization of transition asset	(43)	(43)
Recognized net actuarial loss	146	228
Amortization of prior service cost	—	—

Net periodic pension (benefit) cost	$(287)	$342

Weighted-Average Assumptions:
Discount rate	6.00%	6.00%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%

14. INCOME TAXES
In July 2006, the FASB issued Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address concerns regarding comparability in reported tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements. United has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was $300 thousand which was recorded in retained earnings. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.
As of March 31, 2007, United has provided a liability for $8.6 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact United’s effective tax rate, if recognized, is $6.2 million. Over the next 12 months, the statute of limitations will close on certain income tax returns filed by an acquired subsidiary. As a result, United expects to recognize approximately $2.0 million in tax benefits, which when recognized will have no impact on United’s tax expense.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2003 through 2006.
As of January 1, 2007, United accrued $450 thousand of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $468 thousand. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

15. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31
(In thousands)	2007	2006
Net Income	$24,407	$24,610
Securities available for sale:
Net change in unrealized gains (losses) on available for sale securities arising during the period	3,025	(3,960)
Related income tax benefit	(1,059)	1,386
Net reclassification adjustment for (gains) losses included in net income	(70)	2,838
Related income tax (benefit) expense	25	(993)

Net effect on other comprehensive (loss) income	1,921	(729)

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from the available for sale to the held to maturity investment portfolio	241	—
Related income tax expense	(84)	—
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to call or maturity	142	182
Related income tax expense	(50)	(64)

Net effect on other comprehensive (loss) income	249	118

Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge	(615)	—
Related income tax expense (benefit)	215	—
Termination of cash flow hedge	—	(2,077)
Related income tax expense	—	727

Net effect on other comprehensive income	(400)	(1,350)

FASB 158 pension plan:
Amortization of transition asset	(43)	—
Related income tax expense	18	—
Recognized net actuarial loss	146	—
Related income tax benefit	(58)	—

Net effect on other comprehensive income	63	—

Total change in other comprehensive income	1,833	(1,961)

Total Comprehensive Income	$26,240	$22,649

16. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2007	2006
Basic
Net Income	$24,407	$24,610

Average common shares outstanding	40,946,236	41,923,726

Earnings per basic common share	$0.60	$0.59

Diluted
Net Income	$24,407	$24,610

Average common shares outstanding	40,946,236	41,923,726
Equivalents from stock options	325,977	455,516

Average diluted shares outstanding	41,272,213	42,379,242

Earnings per diluted common share	$0.59	$0.58

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
The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based on a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses. The methodology used to determine the allowance for credit losses is described in Note 5 to the unaudited consolidated financial statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL CONDITION
United’s total assets as of March 31, 2007 were $6.57 billion, down $145.84 million or 2.17% from year-end 2006, primarily the result of declines in portfolio loans, cash and cash equivalents and investment securities of $90.45 million or 1.88%, $38.84 million or 14.99%, and $16.49 million or 1.29%, respectively. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $150.49 million or 2.47% from year-end 2006. The decrease in total liabilities was due mainly to a reduction of $86.62 million or 1.79% in deposits and a $78.18 million or 6.62% decline in borrowings. Partially offsetting these decreases in deposits and borrowings was an increase in accrued expenses and other liabilities of $14.72 million or 22.60%. Shareholders’ equity remained fairly consistent as it increased $4.66 million or less than 1% from year-end 2006. The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents
Cash and cash equivalents decreased $38.84 million or 14.99% comparing March 31, 2007 to year-end 2006. Of this total decrease, cash and due from banks and interest-bearing deposits decreased $61.24 million or 28.15% and $11.14 million or 48.67%, respectively, while federal funds sold increased $33.54 million. During the first three months of 2007, net cash of $37.80 million and $108.90 million was provided by operating activities and investing activities, respectively. Net cash of $185.54 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2007 and 2006.
Securities
Total investment securities at March 31, 2007 decreased $16.49 million or 1.29% since year-end 2006. Securities available for sale were relatively flat, decreasing $9.86 million or less than 1%. This change in securities available for sale reflects $85.47 million in sales, maturities and calls of securities, $73.16 million in purchases, and an increase of $2.96 million in market value. Securities held to maturity decreased $7.30 million or 3.44% from year-end 2006 due to calls and maturities of securities. Other investment securities increased $667 thousand or 1.26% due to required purchases of FHLB stock. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale increased $190 thousand or 9.31% as loan originations slightly exceeded loan sales in the secondary market during the first three months of 2007. Portfolio loans, net of unearned income, decreased $90.45 million or 1.88% from year-end 2006 due to decreases in several loan categories. Since year-end 2006, commercial loans (not secured by real estate) decreased $69.81 million or 7.32%, single-family residential real estate loans declined $28.20 million or 1.64%, construction loans decreased $21.36 million or 4.08% and consumer loans declined $4.97 million or 1.42%. These decreases were partially offset by an increase in commercial real estate loans of $30.35 million or 2.65% from year-end 2006. The table below summarizes the changes in the loan categories since year-end 2006:

	March 31	December 31
(Dollars in thousands)	2007	2006	$ Change	% Change
Loans held for sale	$2,231	$2,041	$190	9.31%

Commercial, financial, and agricultural	$884,214	$954,024	$(69,810)	(7.32%)
Real Estate:
Single family residential	1,692,596	1,720,794	(28,198)	(1.64%)
Commercial	1,176,355	1,146,007	30,348	2.65%
Construction	501,680	523,042	(21,362)	(4.08%)
Other	123,357	119,973	3,384	2.82%
Consumer	344,902	349,868	(4,966)	(1.42%)
Less: Unearned income	(6,807)	(6,961)	154	(2.21%)

Total Loans, net of unearned income	$4,716,297	$4,806,747	$(90,450)	(1.88%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets were relatively flat, increasing $1.25 million or less than 1% from year-end 2006 due mainly to a $1.46 million increase in the cash surrender value of bank-owned life insurance policies. Partially offsetting this increase was a decrease in core deposit intangibles of $408 thousand from year-end 2006 due to amortization.
Deposits
Total deposits at March 31, 2007 declined $86.62 million or 1.79% since year-end 2006. In terms of composition, noninterest-bearing deposits decreased $70.60 million or 7.82% while interest-bearing deposits were relatively flat, decreasing $16.02 million or less than 1% from December 31, 2006. The decrease in noninterest-bearing deposits was due mainly to a decrease in official checks of $40.97 million due to a large amount of loan proceeds checks at year-end 2006. Commercial noninterest bearing deposits declined $35.66 million or 6.23% as customers shifted money into interest-bearing products.
The decrease in interest-bearing deposits was due mainly to a decrease of $106.40 million or 7.85% in interest bearing money market accounts (MMDAs). Partially offsetting this decline in interest bearing MMDAs was a growth in time deposits under $100,000 of $59.91 million or 4.55% and time deposits over $100,000 of $18.41 million or 2.38%. These increases in time deposits are primarily due to higher interest rates.
The table below summarizes the changes in the deposit categories since year-end 2006:

	March 31	December 31
(Dollars In thousands)	2007	2006	$ Change	% Change
Demand deposits	$379,098	$429,504	$(50,407)	(11.74%)
Interest-bearing checking	163,445	159,628	3,817	2.39%
Regular savings	325,886	317,642	8,244	2.60%
Money market accounts	1,702,707	1,829,300	(126,593)	(6.92%)
Time deposits under $100,000	1,377,745	1,317,839	59,906	4.55%
Time deposits over $100,000	792,691	774,279	18,412	2.38%

Total deposits	$4,741,572	$4,828,192	$(86,620)	(1.79%)

Borrowings
Total borrowings at March 31, 2007 decreased $78.18 million or 6.62% during the first three months of 2007. Since year-end 2006, short-term borrowings decreased $102.81 million or 15.07% due to a $120 million reduction in overnight FHLB borrowings. Federal funds purchased decreased $29.03 million or 29.71% while securities sold under agreements to repurchase increased $49.85 million or 10.82% since year-end 2006. Long-term borrowings increased $24.63 million or 4.93% due primarily to a new long-term FHLB borrowing of $25 million during the quarter.

The table below summarizes the change in the borrowing categories since year-end 2006:

	March 31	December 31
(Dollars In thousands)	2007	2006	$ Change	% Change
Federal funds purchased	$68,690	$97,720	$(29,030)	(29.71%)
Securities sold under agreements to repurchase	510,706	460,858	49,848	10.82%
Overnight FHLB advances	—	120,000	(120,000)	(100.00%)
TT&L note option	63	3,688	(3,625)	(98.29%)
Long-term FHLB advances	438,660	413,899	24,761	5.98%
Issuances of trust preferred capital securities	85,172	85,301	(129)	(0.15%)

Total borrowings	$1,103,291	$1,181,466	$(78,175)	(6.62%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2007 increased $14.72 million or 22.60% from year-end 2006 mainly as a result of an increase in income taxes payable of $12.90 million due to a timing difference in payments. In addition, interest payable increased $530 thousand due to higher interest rates on time deposits and derivative liabilities increased $645 thousand due to a change in value.
Shareholders’ Equity
Shareholders’ equity at March 31, 2007 was relatively flat from December 31, 2006, increasing $4.66 million or less than 1% as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $12.96 million for the quarter. Partially offsetting this increase was a rise in treasury stock of $8.73 million due to repurchases of United shares by the Company and a decline in surplus of $1.10 million due to the exercise of stock options.
During the first three months of 2007, a total of 298,500 shares were repurchased under a plan approved by United’s Board of Directors. United has repurchased 957,800 shares under the current plan approved by United’s Board of Directors in May of 2006 to repurchase up to 1.7 million shares of United’s common stock on the open market.
Accumulated other comprehensive income increased $1.83 million due mainly to an increase of $1.92 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio, which was partially offset by a decrease of $400 thousand, net of deferred income taxes, in the fair value on cash flow hedges.

RESULTS OF OPERATIONS
Overview
Net income for the first three months of 2007 was $24.41 million or $0.59 per diluted share compared to $24.61 million or $0.58 per share for the first three months of 2006. United’s annualized return on average assets for the first three months of 2007 was 1.51% and return on average shareholders’ equity was 15.44% as compared to 1.49% and 15.51% for the first three months of 2006.
Tax-equivalent net interest income for the first three months of 2007 was $56.67 million, a decrease of $2.08 million or 3.54% from the prior year’s first three months. The provision for credit losses was $350 thousand for the first three months of 2007 as compared to $250 thousand for the first three months of 2006. Noninterest income was $14.92 million for the first three months of 2007, up $1.25 million or 9.18% when compared to the first three months of 2006. Noninterest expense decreased $693 thousand or 2.15% for the three months of 2007 compared to same period in 2006. Income taxes declined $309 thousand or 2.66% for the first three months of 2007 as compared to the first three months of 2006. United’s effective tax rate was 31.70% and 32.10% for the first three months of 2007 and 2006, respectively.
Net Interest Income
Tax-equivalent net interest income for the first quarter of 2007 was $56.67 million, a decrease of $2.08 million or 3.54% from the first quarter of 2006. The average yield on earning assets increased 48 basis points due to higher interest rates; however, this increase in the average yield on earnings assets was more than offset by a 62 basis point increase in United’s cost of funds due to the higher interest rates. Average earning assets decreased $113.39 million or 1.85% for the first quarter of 2007 as average net loan growth of $106.01 million or 2.31% was more than offset by a $214.28 million or 14.42% decline in average securities. In addition, interest income from United’s asset securitization decreased $237 thousand for the first quarter of 2007 as compared to the first quarter of 2006. The net interest margin for the first quarter of 2007 was 3.79% as compared to 3.86% for the first quarter of 2006.
On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2007 declined $1.43 million or 2.47% from the fourth quarter of 2006 due to two fewer days in the quarter and an 8 basis points increase in the average cost of funds. The average yield on earning assets increased one basis point which was not enough to offset the increase in the average cost of funds. Average earning assets were relatively flat for the quarter, declining $14.17 million or less than 1% as average federal funds sold declined $7.07 million or 29.79% and average investment securities were flat, declining $4.88 million or less than 1%. Average net loans were flat, increasing $431 thousand or less than 1% for the quarter. The net interest margin of 3.79% for the first quarter of 2007 was a decrease of 6 basis points from the net interest margin of 3.85% for the fourth quarter of 2006.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2007 and 2006, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 9%.

Table 1

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$36,433	$505	5.62%	$41,562	$291	2.84%
Investment Securities:
Taxable	1,049,836	13,430	5.12%	1,247,475	15,130	4.85%
Tax-exempt (1) (2)	222,196	4,552	8.19%	238,834	4,841	8.11%

Total Securities	1,272,032	17,982	5.65%	1,486,309	19,971	5.37%
Loans, net of unearned income (1) (2) (3)	4,742,343	86,146	7.34%	4,636,957	79,049	6.89%
Allowance for loan losses	(43,603)			(44,229)

Net loans	4,698,740		7.41%	4,592,728		6.96%

Total earning assets	6,007,205	$104,633	7.03%	6,120,599	$99,311	6.55%

Other assets	554,125			559,815

TOTAL ASSETS	$6,561,330			$6,680,414

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,855,911	$33,170	3.49%	$3,695,782	$24,454	2.68%
Short-term borrowings	678,696	7,502	4.48%	834,310	7,499	3.65%
Long-term borrowings	506,497	7,288	5.84%	544,930	8,607	6.41%

Total Interest-Bearing Funds	5,041,104	47,960	3.86%	5,075,022	40,560	3.24%

Noninterest-bearing deposits	811,765			900,751
Accrued expenses and other liabilities	67,523			61,227

TOTAL LIABILITIES	5,920,392			6,037,000
SHAREHOLDERS’ EQUITY	640,938			643,414

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,561,330			$6,680,414

NET INTEREST INCOME		$56,673			$58,751

INTEREST SPREAD			3.17%			3.31%

NET INTEREST MARGIN			3.79%			3.86%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses
At March 31, 2007, nonperforming loans were $11.48 million or 0.24% of loans, net of unearned income compared to nonperforming loans of $14.19 million or 0.30% of loans, net of unearned income at December 31, 2006, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At March 31, 2007, nonaccrual loans were $6.07 million, an increase of $313 thousand or 5.44% from $5.76 million at year-end 2006. This increase was due mainly to the addition of one commercial loan in the amount of $430 thousand being placed on nonaccrual status as of March 31, 2007. Loans past due 90 days or more were $5.42 million at March 31, 2007, a decline of $3.02 million or 35.77% from $8.43 million since year-end 2006. The reduction was due to several small commercial loans totaling $2.71 million at December 31, 2006 no longer past due 90 days or more at March 31, 2007. Total nonperforming assets of $15.48 million, including OREO of $3.99 million at March 31, 2007, represented 0.24% of total assets at the end of the first quarter. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At March 31, 2007, impaired loans were $26.19 million, which was an increase of $4.22 million or 19.24% from the $21.96 million in impaired loans at December 31, 2006. This increase in impaired loans was due primarily to the addition of several residential real estate construction loans totaling approximately $4.35 million. The loans are collateralized by land, some with partially completed homes. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements and therefore, specific allowances in the company’s allowance for credit losses have been allocated for all of these loans. For further details regarding impaired loans, see Note 6 to the unaudited Consolidated Financial Statements.
United evaluates the adequacy of the allowance for credit losses and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United’s process for evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. This process determines the appropriate level of the allowance for credit losses, allocation among loan types and lending-related commitments, and the resulting provision for credit losses.
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At March 31, 2007, the allowance for credit losses was $52.39 million as compared to $52.37 million at December 31, 2006. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.11% at March 31, 2007 and 1.09% of loans, net of unearned income at December 31, 2006. The ratio of the allowance for credit losses to nonperforming loans was 456.2% and 369.2% at March 31, 2007 and December 31, 2006, respectively.
For the quarters ended March 31, 2007 and 2006, the provision for credit losses was $350 thousand and $250 thousand, respectively. Net charge-offs were $336 thousand for the first quarter of 2007 as compared to net charge-offs of $156 thousand for the same quarter in 2006. Note 5 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.

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
United’s formal company-wide process at March 31, 2007 produced decreased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans decreased by $913 thousand due the impact of lower loan volume, historical loss rates and qualitative factors. Consumer loans decreased $6 thousand as a result of decreases in historical loss rates, loan volume and qualitative factors offset somewhat by increased allocations for overdrafts. The components of the allowance allocated to real estate loans decreased by $315 thousand due to reductions in high loan to value outstandings, as well as changes in loan volume and qualitative factors. The real estate construction loan pool offset the decreases in other pools. It rose during the quarter by $2.1 million primarily due to adjustments in historical loss rates and a new specific allocation of $1.9 million related to one troubled construction loan relationship. The unfunded commitments liability decreased by $415 thousand and stood at $8.3 million.
An allowance is also established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $4.7 million at March 31, 2007 and $3.0 million at December 31, 2006. Compared to the prior year-end, this element of the allowance increased by $1.7 million primarily due to the aforementioned impairment of a large relationship involving real estate construction loans.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at March

31, 2007 by $431 thousand to $1.2 million. This represents only 2.3% of the bank’s total allowance for credit loss and in as much as this variance is within a pre determined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $52.39 million at March 31, 2007 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Noninterest income for the first quarter of 2007 was $14.92 million, which was an increase of $1.25 million or 9.18% from the first quarter of 2006.
The rise in noninterest income from the previous year’s first quarter was primarily due to an increase of $526 thousand or 17.42% in fees from trust and brokerage services. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Fees from deposit services grew $187 thousand or 2.67% in the first quarter of 2007 from last year’s first quarter mainly as a result of United’s High Performance Checking program. In particular, insufficient funds (NSF) fees increased $343 thousand and check card fees increased $193 thousand. Deposit service charges and account analysis fees declined $143 thousand and $104 thousand, respectively, for the first quarter of 2007 as compared to the first quarter of 2006.
Income from bank-owned life insurance increased $416 thousand or 39.88% in the first quarter of 2007 from the first quarter of 2006 due to an increase in the cash surrender value.
Mortgage banking income decreased $68 thousand or 29.69% due to fewer mortgage loan sales in the secondary market during the first quarter of 2007 as compared to last year’s first quarter. Mortgage loan sales were $10.49 million in the first three months of 2007 as compared to $12.31million in the first three months of 2006.
Other income increased $235 thousand for the first quarter of 2007 due mainly to an increase in income of $256 thousand from the outsourcing of official checks processing.
On a linked-quarter basis, noninterest income for the first quarter of 2007 increased $184 thousand or 1.25% from the fourth quarter of 2006. This increase was primarily due to growth in income from trust and brokerage services of $455 thousand or 14.72%. Income from bank-owned life insurance increased $322 thousand or 28.32% due to an increase in the cash surrender value. Partially offsetting these increases was a decrease of $324 thousand in fees from deposit services due to seasonality and a decline of $526 thousand in residual income from prior third party asset securitizations.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2007 was $31.50 million, a decrease of $693 thousand or 2.15% from the first quarter of 2006.
The decrease in noninterest expense for the first quarter of 2007 was primarily due to a $353 thousand or 2.34% decrease in salaries and benefits expense as compared to the same period last year. The decrease in salaries and benefits expense was due to lower pension expense. During the third quarter of 2006, United made a significant contribution to its pension plan as allowed by the Pension Protection Act of 2006. This large contribution will result in decreased pension expense for United in the year 2007 as compared to 2006. Pension expense for the first quarter of 2007 decreased $671 thousand from the first quarter of 2006.
The remainder of the decrease in noninterest expense for the first quarter of 2007 from the same time period last year was due primarily to lower expenses related to United’s High Performance Checking program that was launched in the first quarter of 2006. Marketing and related costs of United’s High Performance Checking program declined $538 thousand in the first quarter of 2007 from the first quarter of 2006.
Net occupancy expense for the first quarter of 2007 increased $143 thousand or 4.32% from the first quarter of 2006 and was due mainly to increases in utilities expense and real property taxes. Data processing expense increased $260 thousand or 17.80% for the first quarter of 2007 as compared to the first quarter of 2006. The increase was primarily due to additional outsourcing of data processing functions.
Other expenses decreased $558 thousand or 5.88% for the first quarter of 2007 as compared to the same period of 2006 due to lower expenses related to United’s High Performance Checking program. As previously mentioned, United’s marketing and related costs related to its High Performance Checking program declined $538 from the first quarter of 2006.

On a linked-quarter basis, noninterest expense decreased $1.11 million or 3.41%. Salaries and benefits expense declined $797 thousand or 5.13% due mainly to a decrease in pension expense of $902 thousand related to the previously mentioned contribution in 2006. Marketing and related costs of United’s High Performance Checking program declined $170 thousand from the fourth quarter of 2006. Several other general operating expenses declined as well, none of which was individually significant.
As previously discussed in Note 12 of the unaudited Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate any unvested options under United’s existing stock option plans and the fact that no new options have been granted during 2006 and the first three months of 2007, United did not recognize any compensation cost for the first quarter of 2007 and 2006.
The 2006 Stock Option Plan was approved by United’s shareholders on May 15, 2006. No stock options have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
Income Taxes
For the first quarter of 2007, income taxes were $11.33 million as compared to $11.64 million for the first quarter of 2006. For the quarters ended March 31, 2007 and 2006, United’s effective tax rates were 31.70% and 32.10%, respectively.
As previously discussed in Note 14 of the unaudited Notes to Consolidated Financial Statements contained within this document, United adopted FIN 48 on January 1, 2007. FIN 48, which clarifies the accounting for uncertainty in tax positions, requires the recognition in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of adopting FIN 48 was $300 thousand which was recorded in retained earnings. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.
As of March 31, 2007, United has provided a liability for $8.6 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact United’s effective tax rate, if recognized, is $6.2 million. Over the next 12 months, the statute of limitations will close on certain income tax returns filed by an acquired subsidiary. As a result, United expects to recognize approximately $2.0 million in tax benefits, which when recognized will have no impact on United’s tax expense.
As of January 1, 2007, United accrued $450 thousand of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $468 thousand. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2006 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2006 in the specified contractual obligations disclosed in the Annual Report on Form 10-K.
On January 1, 2007, United adopted the provisions of FIN 48. As of March 31, 2007, United recorded a liability for uncertain tax positions, including interest and penalties, of $8.6 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contacts are carried at fair value and not notional value on the consolidated balance sheet. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.
United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Further discussion of off-balance sheet commitments is included in Note10 to the unaudited Notes to Consolidated Financial Statements.
Liquidity
In the opinion of management, United maintains liquidity that is sufficient to satisfy its depositors’ requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable, and they are the lowest cost source of funds available to United. To help attract these lower cost deposits, United introduced its High Performance Checking program during the first quarter of 2006. Management has been very satisfied with the results of the new program, as the number of new core deposit accounts has increased substantially. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase as well as advances from the FHLB. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.
Liquid assets are cash and those items readily convertible to cash. All banks must maintain sufficient balances of cash and near-cash items to meet the day-to-day demands of customers and United’s cash needs. Other than cash and due from banks, the available for sale securities portfolio and maturing loans are the primary sources of liquidity.
The goal of liquidity management is to ensure the ability to access funding which enables United to efficiently satisfy the cash flow requirements of depositors and borrowers and meet United’s cash needs. Liquidity is managed by monitoring funds’ availability from a number of primary sources. Substantial funding is available from cash and cash equivalents, unused short-term borrowing and a geographically dispersed network of branches providing access to a diversified and substantial retail deposit market.
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
For the three months ended March 31, 2007, cash of $37.80 million was provided by operating activities. Net cash of $108.90 million was provided by investing activities which was primarily due to a decline in loans of $90.14 million and net cash received of $20.15 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the first three months of 2007, net cash of $185.54 million was used in financing activities due primarily to a decline in deposits of $86.62 million and the repayment of overnight FHLB borrowings and federal funds purchased in the amounts of $120 million and $29.03 million, respectively, during the quarter. Other uses of cash for financing activities included payment of $11.52 million and $10.91 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included an increase in securities sold under agreements to repurchase of $49.85 million and proceeds of $25 million from a long-term FHLB borrowing. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $38.84 million for the first three months of 2007.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has significant lines of credit available. See Notes 8 and 9 to the accompanying unaudited Notes to Consolidated Financial Statements for more details regarding the amounts available to United under line of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.45% at March 31, 2007 and 11.15% at December 31, 2006, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.31% and 8.69%, respectively, at March 31, 2007, are also well above regulatory minimum requirements.
Total shareholders’ equity was $638.75 million, an increase of $4.66 million thousand or less than 1% from December 31, 2006. United’s equity to assets ratio was 9.72% at March 31, 2007 as compared to 9.44% at December 31, 2006. The primary capital ratio, capital and reserves to total assets and reserves, was 10.43% at March 31, 2007 as compared to 10.14% at December 31, 2006. United’s average equity to average asset ratio was 9.77% and 9.63% for the quarters ended March 31, 2007 and 2006, respectively. All of these financial measurements reflect a financially sound position.
During the first quarter of 2007, United’s Board of Directors declared a cash dividend of $0.28 per share. Total cash dividends declared were approximately $11.45 million for the first quarter of 2007, an increase of $121 thousand or 1.07% over the first quarter of 2006. The year 2007 is expected to be the thirty-fourth consecutive year of dividend increases to United shareholders.

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
Management of interest rate risk focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United’s Asset Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.
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
The following table shows United’s estimated earnings sensitivity profile as of March 31, 2007 and December 31, 2006:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	March 31, 2007	December 31, 2006
+200	3.73%	3.04%
+100	2.08%	1.50%
-100	-1.40%	-0.76%
-200	-5.54%	-5.11%
At March 31, 2007, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.08% over one year as compared to an increase of 1.50% at December 31, 2006. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by a estimated 3.73% over one year as of March 31, 2007, as compared to an increase of 3.04% as of December 31, 2006. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.40% and 5.54%, respectively, over one year as compared to a decrease of 0.76% and 5.11%, respectively, over one year as of December 31, 2006.
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. At March 31, 2007 and December 31, 2006, the fair values of the subordinated interest and the cost of the available for sale securities were zero.
At March 31, 2007, the principal balances of the residential mortgage loans held in the securitization trust were approximately $9.7 million. Principal amounts owed to third party investors and to United in the securitization were approximately $3.7 million and $6.0 million, respectively, at March 31, 2007. The weighted average term to maturity of the underlying mortgages approximated 12.7 years as of March 31, 2007. During the first quarter of 2007, United received cash of $723 thousand from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	March 31,	December 31,
	2007	2006
Total principal amount of loans	$9,705	$10,382
Principal amount of loans 60 days or more past due	182	114
Year-to-date average balances	10,043	13,000

Year-to-date net credit (recoveries) losses	(40)	369
Extension Risk
A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage- related securities generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, United’s holdings of mortgage- related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

At March 31, 2007, United’s mortgage related securities portfolio had an amortized cost of $742 million, of which approximately $663 million or 89% were fixed rate collateralized mortgage obligations (CMOs). Theses fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.1 years and a weighted average yield of 4.41%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points to the yield curve, the average life of these securities would extend to 2.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.1%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 16%.
United had approximately $15 million in 30-year mortgage backed securities with a projected yield of 6.71% and a projected average life of 4.1 years on March 31, 2007. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remaining 11% of the mortgage related securities portfolio at March 31, 2007, included adjustable rate securities (ARMs), balloon securities, and 10-year and 15-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2007, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2007 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2006 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sold during the quarter ended March 31, 2007 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2007:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased	Average Price Paid	Part of Publicly	be Purchased Under
Period	(1) (2)	per Share	Announced Plans (3)	the Plans (3)

1/01 – 1/31/2007	93,535	$37.46	93,500	947,200
2/01 – 2/28/2007	113,373	$36.89	95,000	852,200
3/01 – 3/31/2007	110,053	$35.37	110,000	742,200

Total	316,961	$36.53	298,500

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2007, the following shares were exchanged by participants in United’s stock option plans: February 2007 – 18,307 shares at an average price of $36.56.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended March 31, 2007, the following shares were purchased for the deferred compensation plan: January 2007 – 35 shares at an average price of $39.99; February 2007 – 66 shares at an average price of $39.12; and March 2007 – 53 shares at an average price of $38.10.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibits to the 1989 Form 10-K of United Bankshares, Inc., File No. 0-13322)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibits to the 1990 Form 10-K of United Bankshares, Inc., File No. 0-13322)

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)
Date: May 9, 2007	/s/ Richard M. Adams
Richard M. Adams,
Chairman of the Board and Chief Executive Officer

Date: May 9, 2007	/s/ Steven E. Wilson
Steven E. Wilson,
Executive Vice President, Treasurer, Secretary and Chief Financial Officer