Form 10-Q
period 2007-06-30
UNITED BANKSHARES INC/WV
filed 2007-08-03
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2007
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
Class - Common Stock, $2.50 Par Value; 43,102,311 shares outstanding as of July 31, 2007.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2007 and December 31, 2006, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and six months ended June 30, 2007 and 2006, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2007, the related condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	June 30	December 31
	2007	2006
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$176,216	$217,562
Interest-bearing deposits with other banks	15,626	22,882
Federal funds sold	27,237	18,569

Total cash and cash equivalents	219,079	259,013
Securities available for sale at estimated fair value (amortized cost-$1,014,975 at June 30, 2007 and $1,016,840 at December 31, 2006)	1,003,874	1,010,252
Securities held to maturity (estimated fair value-$166,706 at June 30, 2007 and $215,678 at December 31, 2006)	166,627	212,296
Other investment securities	49,335	52,922
Loans held for sale	2,701	2,041
Loans	4,819,517	4,813,708
Less: Unearned income	(6,686)	(6,961)

Loans net of unearned income	4,812,831	4,806,747
Less: Allowance for loan losses	(43,372)	(43,629)

Net loans	4,769,459	4,763,118
Bank premises and equipment	37,600	38,111
Goodwill	167,255	167,421
Accrued interest receivable	32,326	34,508
Other assets	183,855	177,916

TOTAL ASSETS	$6,632,111	$6,717,598

Liabilities
Deposits:
Noninterest-bearing	$828,377	$903,207
Interest-bearing	3,878,614	3,924,985

Total deposits	4,706,991	4,828,192
Borrowings:
Federal funds purchased	134,540	97,720
Securities sold under agreements to repurchase	557,628	460,858
Federal Home Loan Bank borrowings	438,746	533,899
Other short-term borrowings	1,418	3,688
Other long-term borrowings	85,042	85,301
Allowance for lending-related commitments	7,848	8,742
Accrued expenses and other liabilities	60,733	65,106

TOTAL LIABILITIES	5,992,946	6,083,506
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at June 30, 2007 and December 31, 2006, including 3,797,565 and 3,261,931 shares in treasury at June 30, 2007 and December 31, 2006, respectively	110,802	110,802
Surplus	92,147	93,680
Retained earnings	585,056	559,257
Accumulated other comprehensive loss	(16,126)	(15,791)
Treasury stock, at cost	(132,714)	(113,856)

TOTAL SHAREHOLDERS’ EQUITY	639,165	634,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,632,111	$6,717,598

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Interest income
Interest and fees on loans	$84,559	$81,687	$167,871	$158,249
Interest on federal funds sold and other short-term investments	599	429	1,104	720
Interest and dividends on securities:
Taxable	13,184	14,307	26,614	29,437
Tax-exempt	3,360	4,038	6,735	7,636

Total interest income	101,702	100,461	202,324	196,042

Interest expense
Interest on deposits	34,228	28,041	67,398	52,495
Interest on short-term borrowings	7,124	8,388	14,626	15,887
Interest on long-term borrowings	7,530	8,452	14,818	17,059

Total interest expense	48,882	44,881	96,842	85,441

Net interest income	52,820	55,580	105,482	110,601
Provision for credit losses	850	348	1,200	598

Net interest income after provision for credit losses	51,970	55,232	104,282	110,003

Other income
Fees from trust and brokerage services	3,763	3,647	7,309	6,667
Fees from deposit services	7,869	7,217	15,047	14,208
Other service charges, commissions, and fees	1,791	1,747	3,484	3,417
Income from bank-owned life insurance	1,327	1,061	2,786	2,104
Income from mortgage banking	162	150	323	379
Security gains (losses)	165	(99)	322	(2,937)
Gain on termination of interest rate swaps associated with prepayment of FHLB advances	787	—	787	3,060
Other income	661	702	1,383	1,189

Total other income	16,525	14,425	31,441	28,087
Other expense
Salaries and employee benefits	14,633	15,951	29,378	31,049
Net occupancy expense	3,114	3,114	6,570	6,427
Equipment expense	1,357	1,314	2,808	3,032
Data processing expense	2,232	1,490	3,953	2,951
Bankcard processing expense	1,221	1,141	2,412	2,250
Prepayment penalty on FHLB advance	786	—	786	—
Other expense	9,153	9,153	18,084	18,642

Total other expense	32,496	32,163	63,991	64,351

Income before income taxes	35,999	37,494	71,732	73,739
Income taxes	11,487	12,035	22,813	23,670

Net income	$24,512	$25,459	$48,919	$50,069

Earnings per common share:
Basic	$0.60	$0.61	$1.20	$1.20

Diluted	$0.60	$0.60	$1.19	$1.19

Dividends per common share	$0.28	$0.27	$0.56	$0.54

Average outstanding shares:
Basic	40,677,396	41,684,404	40,811,074	41,803,404
Diluted	40,935,684	42,084,164	41,103,158	42,228,600
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2007
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2007	44,320,832	$110,802	$93,680	$559,257	($15,791)	($113,856)	$634,092

Cumulative effect of adopting FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, at January 1, 2007	—	—	—	(300)	—	—	(300)
Comprehensive income:
Net income	—	—	—	48,919	—	—	48,919
Other comprehensive income, net of tax:
Unrealized loss on securities of $2,727 net of reclassification adjustment for gains included in net income of $209	—	—	—	—	(2,936)	—	(2,936)
Unrealized loss on cash flow hedge, net of tax of $194	—	—	—	—	(360)	—	(360)
Termination of cash flow hedge, net of tax of $1,033	—	—	—	—	1,919	—	1,919
Remaining unrealized loss related to the call of securities previously transferred from available for sale to held to maturity investment portfolio	—	—	—	—	759	—	759
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	157	—	157
Pension plan’s amortization of transition asset, prior service cost, and actuarial loss, net of tax of $81	—	—	—	—	126	—	126

Total comprehensive income							48,584
Purchase of treasury stock (641,407 shares)	—	—	—	—	—	(22,561)	(22,561)
Cash dividends ($0.56 per share)	—	—	—	(22,820)	—	—	(22,820)
Common stock options exercised (105,773 shares)	—	—	(1,533)	—	—	3,703	2,170

Balance at June 30, 2007	44,320,832	$110,802	$92,147	$585,056	($16,126)	($132,714)	$639,165

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended
	June 30
	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$45,675	$54,904

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	47,607	12,571
Purchases of securities held to maturity	(363)	(587)
Proceeds from sales of securities available for sale	996	128,639
Proceeds from maturities and calls of securities available for sale	224,986	110,108
Purchases of securities available for sale	(224,732)	(91,482)
Net purchases of bank premises and equipment	(1,365)	(1,434)
Net change in other investment securities	3,574	1,295
Net change in loans	(8,317)	(158,482)

NET CASH PROVIDED BY INVESTING ACTIVITIES	42,386	628

FINANCING ACTIVITIES
Cash dividends paid	(22,968)	(22,676)
Excess tax benefits from stock-based compensation arrangements	435	431
Acquisition of treasury stock	(21,577)	(24,936)
Proceeds from exercise of stock options	1,149	4,316
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	253,900	—
Repayment of long-term Federal Home Loan Bank borrowings	(229,053)	(51,994)
Changes in:
Deposits	(121,201)	138,028
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	11,320	(95,179)

NET CASH USED IN FINANCING ACTIVITIES	(127,995)	(52,010)

(Decrease) Increase in cash and cash equivalents	(39,934)	3,522

Cash and cash equivalents at beginning of year	259,013	207,962

Cash and cash equivalents at end of period	$219,079	$211,484

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2007 and 2006 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in United’s 2006 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2006 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.
New Accounting Standards
In February 2007, the Financial Standards Board (FASB) issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. With this Standard, the FASB expects to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate the comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement does not eliminate disclosure requirements included in accounting standards. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted provided that the company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.”
In September 2006, the FASB published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. United is also required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. United adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. See Note 13 for additional information regarding United’s adoption of SFAS 158. SFAS also requires employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions, and will be effective for United for the fiscal year ending December 31, 2008.
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
On January 1, 2006, United adopted FASB Statement No. 123—revised 2004 (SFAS 123R), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and superseded APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006 and the first six months of 2007, United did not recognize any compensation cost for 2006 and the first six months of 2007. See Note 12 for additional information regarding United’s adoption of SFAS 123R.
2. MERGERS & ACQUISITIONS
At the opening of business on July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, will be included in the consolidated results of operations from the date of acquisition. The acquisition of Premier expands United’s presence in the rapidly growing and economically attractive Metro DC area and affords United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. Premier’s net income was $1.8 million or 31¢ per diluted share for the second quarter of 2007 and $3.6 million or 60¢ per diluted share for the first half of 2007. The transaction was accounted for under the purchase method of accounting.
The aggregate purchase price was approximately $200 million, including $98 million of cash, common stock valued at $97 million, and vested stock options exchanged valued at $5 million. The number of shares issued in the transaction were 2,684,068, which were valued based on the average market price of United’s common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. The value of the vested stock options was determined using the Black-Scholes option pricing model based upon 241,428 options exchanged. The following weighted average assumptions were used to determine the value of the options exchanged: risk-free interest rate of 4.96%, expected dividend yield of 3.00%, volatility factor of the expected market price of United’s common stock of 0.219 and a weighted expected option life of 2.1 years. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of approximately $128 million and $16 million, respectively.
3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized on the following page:

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$41,367	$5	$126	$41,246
State and political subdivisions	112,997	1,213	1,353	112,857
Mortgage-backed securities	743,991	640	13,110	731,521
Marketable equity securities	6,376	257	88	6,545
Other	110,244	2,526	1,065	111,705

Total	$1,014,975	$4,641	$15,742	$1,003,874

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,993	—	$85	$7,908
State and political subdivisions	110,261	$2,176	201	112,236
Mortgage-backed securities	777,133	822	11,896	766,059
Marketable equity securities	6,200	439	43	6,596
Other	115,253	2,619	419	117,453

Total	$1,016,840	$6,056	$12,644	$1,010,252

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2007 and December 31, 2006:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
June 30, 2007
Treasuries and agencies	$21,952	$45	$3,907	$81
State and political	32,882	550	27,418	803
Mortgage-backed	61,786	767	605,318	12,343
Marketable equity securities	406	38	150	50
Other	27,095	581	20,041	484

Total	$144,121	$1,981	$656,834	$13,761

December 31, 2006
Treasuries and agencies	$1,978	$3	$3,905	$82
State and political	3,452	22	25,651	179
Mortgage-backed	35,437	167	663,361	11,729
Marketable equity securities	—	—	158	43
Other	—	—	25,637	419

Total	$40,867	$192	$718,712	$12,452

Gross unrealized losses on available for sale securities were $15,742 at June 30, 2007. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of June 30, 2007 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
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
The amortized cost and estimated fair value of securities available for sale at June 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$24,876	$24,843	$4,427	$4,424
Due after one year through five years	109,230	107,956	106,890	105,431
Due after five years through ten years	197,160	194,001	214,164	212,051
Due after ten years	677,333	670,529	685,159	681,750
Marketable equity securities	6,376	6,545	6,200	6,596

Total	$1,014,975	$1,003,874	$1,016,840	$1,010,252

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,628	$473	—	$12,101
State and political subdivisions	61,914	896	$15	62,795
Mortgage-backed securities	192	8	—	200
Other	92,893	962	2,245	91,610

Total	$166,627	$2,339	$2,260	$166,706

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,682	$914	—	$12,596
State and political subdivisions	62,703	1,537	—	64,240
Mortgage-backed securities	234	7	—	241
Other	137,677	2,112	$1,188	138,601

Total	$212,296	$4,570	$1,188	$215,678

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$4,193	$4,208	$1,726	$1,741
Due after one year through five years	42,184	42,914	42,016	43,116
Due after five years through ten years	25,113	25,539	27,357	28,219
Due after ten years	95,137	94,045	141,197	142,602

Total	$166,627	$166,706	$212,296	$215,678

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $926,912 and $948,623 at June 30, 2007 and December 31, 2006, respectively.
4. LOANS
Major classifications of loans are as follows:

	June 30,	December 31,
	2007	2006
Commercial, financial and agricultural	$959,732	$954,024
Real estate:
Single-family residential	1,701,506	1,720,794
Commercial	1,237,968	1,146,007
Construction	450,011	523,042
Other	127,764	119,973
Installment	342,536	349,868

Total gross loans	$4,819,517	$4,813,708

The table above does not include loans held for sale of $2,701 and $2,041 at June 30, 2007 and December 31, 2006, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $113,647 and $122,150 at June 30, 2007 and December 31, 2006, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $7,848 and $8,742 at June 30, 2007 and December 31, 2006, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Balance at beginning of period	$52,385	$52,965	$52,371	$52,871
Provision	850	348	1,200	598

	53,235	53,313	53,571	53,469
Loans charged-off	(2,231)	(643)	(2,848)	(1,314)
Less: Recoveries	216	225	497	740

Net Charge-offs	(2,015)	(418)	(2,351)	(574)

Balance at end of period	$51,220	$52,895	$51,220	$52,895

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
Nonperforming assets are summarized as follows:

	June 30,	December 31,
	2007	2006
Nonaccrual loans	$7,842	$5,755
Loans past due 90 days or more and still accruing interest	9,869	8,432

Total nonperforming loans	17,711	14,187
Other real estate owned	4,074	4,231

Total nonperforming assets	$21,785	$18,418

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At June 30, 2007, the recorded investment in loans that were considered to be impaired was $29,049 (of which $7,842 were on a nonaccrual basis). Included in this amount is $23,767 of impaired loans for which the related allowance for credit losses is $4,949 and $5,282 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2006, the recorded investment in loans that were considered to be impaired was $21,963 (of which $5,755 were on a nonaccrual basis). Included in this amount were $15,193 of impaired loans for which the related allowance for credit losses was $3,000, and $6,770 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended June 30, 2007 and for the year ended December 31, 2006 was approximately $25,656 and $26,503, respectively.
United recognized interest income on impaired loans of approximately $378 and $654 for the quarter and six months ended June 30, 2007, respectively, and $246 and $482 for the quarter and six months ended June 30, 2006, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $551 and $1,015 for the quarter and six months ended June 30, 2007, respectively, and $348 and $669 for the quarter and six months ended June 30, 2006, respectively.

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($18,040)	$1,850

Goodwill not subject to amortization			$167,255

	As of December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($17,250)	$2,640

Goodwill not subject to amortization			$167,421

United incurred amortization expense of $383 and $790 for the quarter and six months ended June 30, 2007, respectively, and $484 and $994 for the quarter and six months ended June 30, 2006, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2007	$1,462
2008	802
2009	303
2010	73
2011	—
8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2007, federal funds purchased were $134,540 while securities sold under agreements to repurchase were $557,628.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At June 30, 2007, United had no outstanding balance under these lines of credit.
In July of 2007, United borrowed funds totaling $50,000 on these two lines of credit to temporarily fund a portion of the cash consideration for the Premier acquisition. At the funding date, the weighted-average interest rate was 5.97% on the borrowings. United plans to refinance the $50,000 borrowing long-term by the middle of September 2007.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of June 30, 2007, United Bank (VA) had an outstanding balance of $1,418 and had additional funding available of $3,582.
9. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2007, United had an unused borrowing amount of $1,429,935 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. In June 2007, United prepaid two $100 million long-term FHLB advances and terminated two interest rate swaps associated with the advances. United recognized a $787 thousand before-tax gain on the termination of the swaps. In addition, United prepaid approximately $28.9 million of a $100 million long-term convertible FHLB advance. United incurred a before-tax charge of approximately $786 thousand to prepay the debt. United replaced the $228.9 million of debt with a 3-year FHLB advance and an associated interest rate swap with a total effective cost of 5.25%. The debt prepaid had an average total effective cost of 5.40% and a remaining maturity of 6.25 years. United’s management believes that the prepayment of these borrowings and the termination of the interest rate swaps will improve United’s future net interest margin and enhance future earnings as well as reducing interest rate risk by shortening the term. In March 2007, United borrowed $25 million from the FHLB. The borrowing carries a 4.885% fixed-rate of interest and matures in March of 2010.
During the first quarter of 2006, as part of the balance sheet repositioning, United prepaid a $50 million variable interest rate FHLB advance and terminated a fixed interest rate swap associated with the advance. United recognized a $3.06 million before-tax gain on the termination of the swap. No prepayment penalty was incurred in connection with the early repayment of the advance.
At June 30, 2007, $438,746 of FHLB advances with a weighted-average interest rate of 5.14% is scheduled to mature within the next eleven years.

The scheduled maturities of borrowings are as follows:

Year	Amount
2007	$—
2008	100,444
2009	—
2010	325,000
2011 and thereafter	13,302

Total	$438,746

As of June 30. 2007, United had a total of six statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2007 and December 31, 2006, the outstanding balances of the Debentures were $85,042 and $85,301 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
The Capital Securities currently qualify as Tier 1 capital of United for regulatory purposes. In March of 2005, the banking regulatory agencies issued guidance, which did not change the regulatory capital treatment for the Trust Preferred Securities.
In July of 2007, United, through a wholly-owned subsidiary, United Statutory Trust V, participated in a Capital Securities offering of a third party in the amount of $50 million to help fund the acquisition of Premier. The proceeds were invested in junior subordinated debt of United paying interest quarterly at a floating rate equal to 3-month LIBOR plus 155 basis points. As a result of an interest rate swap executed by the third party, United will pay interest at a fixed rate of 6.67% for the first five years. Under the terms of the transaction, the Capital Securities will have a maturity of 30 years, and are redeemable after five years with certain exceptions. For regulatory purposes, the $50 million issuance of Capital Securities is expected to qualify as Tier I capital in accordance with current regulatory reporting requirements.
As part of the acquisition of Premier on July 14, 2007, United assumed all the obligations of Premier and its subsidiaries. Premier had a total of four statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Premier. At merger, the outstanding balance of Premier’s Debentures was approximately $39 million. The Capital Securities assumed in the Premier acquisition are expected to qualify as Tier 1 capital of United under current regulatory reporting requirements.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had $1,750,023 and $1,734,299 of loan commitments outstanding as of June 30, 2007 and December 31, 2006, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $835 and $525 as of June 30, 2007 and December 31, 2006, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $138,300 and $112,367 as of June 30, 2007 and December 31, 2006, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.
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
United accounts for its derivative financial instruments in accordance with FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 requires all derivative instruments to be carried at fair value on the balance sheet. United usually designates derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a SFAS No. 133 relationship.
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of June 30, 2007. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
At inception of a hedge relationship, United formally documents the hedged item, the particular risk management objective, the nature of the risk being hedged, the derivative being used, how effectiveness of the hedge will be assessed and how the ineffectiveness of the hedge will be measured. United also assesses hedge effectiveness at inception and on an ongoing basis using regression analysis. Hedge ineffectiveness is measured by using the change in fair value method. The change in fair value method compares the change in the fair value of the hedging derivative to the change in the fair value of the hedged exposure, attributable to changes in the benchmark rate. The portion of a hedge that is ineffective is recognized immediately in earnings. Prior to January 1, 2006, United used the shortcut method for interest rate swaps that met the criteria as defined under SFAS No. 133. Effective January 1, 2006, United adopted an internal policy of no longer using the short-cut method to account for future hedging relationships entered into.
For derivatives that are not designated in a hedge relationship, changes in the fair value of the derivatives are recognized in earnings in the same period as the change in the fair value.
In June 2007, United terminated two fixed interest rate swap designated as a cash flow hedges associated with the repayment of two $100 million variable interest rate FHLB advances that were being hedged. United recognized a $787 thousand before-tax gain on the termination of the swaps. In addition, United prepaid approximately $28.9 million of a $100 million long-term convertible FHLB advance.

United replaced the $228.9 million of debt with a 3-year variable-interest rate FHLB advance and an associated fixed interest rate swap designated as a cash flow hedge. During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated a fixed interest rate swap designated as a cash flow hedge associated with the repayment of a $50 million variable interest rate FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of the swap.
The following tables set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2007:
Derivative Classifications and Hedging Relationships
June 30, 2007

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,219	$223	$—

Total Derivatives Designated as Fair Value Hedges:	$14,219	$223	$—

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$228,900	$61	$—

Total Derivatives Designated as Cash Flow Hedges:	$228,900	$61	$—

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$243,119	$284	$—

Derivative Instruments
June 30, 2007

		Average
	Notional	Receive	Average	Estimated
	Amount	Rate	Pay Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,219	—	6.27%	$223

Total Derivatives Used in Fair Value Hedges	$14,219			$223

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$228,900	—	5.26%	$61

Total Derivatives Used in Cash Flow Hedges	$228,900			$61

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$243,119			$284

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
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for year 2006. In addition, no new options were granted during 2006 and the first six months of 2007. Accordingly, the adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share.
At its March 20, 2006 regular meeting, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan and directed that the 2006 Stock Option Plan be submitted to United’s shareholders for approval at its Annual Meeting of Shareholders (the 2006 Annual Meeting). At the 2006 Annual Meeting, held on May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of June 30, 2007, no shares have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R.
United currently has options outstanding from various option plans other than the 2006 Stock Option Plan (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms.

A summary of option activity under the Plans as of June 30, 2007, and the changes during the first six months of 2007 are presented below:

	Six Months Ended June 30, 2007
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2007	1,732,200			$28.00
Granted	—			—
Exercised	105,773			20.17
Forfeited or expired	14,250			30.09

Outstanding at June 30, 2007	1,612,177	$8,131	5.3	$28.49

Exercisable at June 30, 2007	1,612,177	$8,131	5.3	$28.49

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at June 30, 2007 were 19,379. Options granted through the reinvestment of dividends during the first six months of 2007 were 292. No options were exercised during the first six months of 2007. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.
Cash received from options exercised under the Plans for the six months ended June 30, 2007 and 2006 was $1.15 million and $4.32 million, respectively. During the six months ended June 30, 2007 and 2006, 105,773 and 184,254 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the six months ended June 30, 2007 and 2006. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2007 and 2006 was $1.63 million and $2.45 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $435 thousand and $431 thousand from excess tax benefits related to share-based compensation for the six months ended June 30, 2007 and 2006, respectively.
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
Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $701 ($425 net of tax), unrecognized prior service costs of $9 ($6 net of tax) and unrecognized actuarial losses of $13,909 ($8,430 net of tax). The expected amortization of the transition asset, prior service cost, and actuarial loss included in accumulated other comprehensive income to be recognized in the Income Statement for the year ended December 31, 2007 is $175 ($105 net of tax), $1 ($1 net of tax), and $593 ($356 net of tax), respectively.

Net periodic pension cost for the three and six months ended June 30, 2007 and 2006 included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2007	2006	2007	2006
Service cost	$537	$534	$1,068	$1,062
Interest cost	866	809	1,723	1,609
Expected return on plan assets	(1,798)	(1,184)	(3,577)	(2,355)
Amortization of transition asset	(44)	(44)	(87)	(87)
Recognized net actuarial loss	148	231	294	459
Amortization of prior service cost	—	—	—	—

Net periodic pension (benefit) cost	$(291)	$346	$(579)	$688

Weighted-Average Assumptions:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
14. INCOME TAXES
In July 2006, the FASB issued Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address concerns regarding comparability in reported tax assets and liabilities in an enterprise’s financial statements resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements. United has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was $300 thousand which was recorded in retained earnings. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.
As of June 30, 2007, United has provided a liability for $8.8 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact United’s effective tax rate, if recognized, is $6.1 million. Over the next 12 months, the statute of limitations will close on certain income tax returns filed by an acquired subsidiary. As a result, United expects to recognize approximately $2.2 million in tax benefits, which will have no impact on United’s tax expense upon recognition.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2003 through 2006.
As of January 1, 2007, United accrued $450 thousand of interest related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest was $485 thousand. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

15. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2007	2006	2007	2006
Net Income	$24,512	$25,459	$48,919	$50,069
Securities available for sale:
Net change in unrealized losses on available for sale securities arising during the period	(7,220)	(8,460)	(4,195)	(12,420)
Related income tax effect	2,527	2,961	1,468	4,347
Net reclassification adjustment for (gains) losses included in net income	(252)	99	(322)	2,937
Related income tax expense (benefit)	88	(35)	113	(1,028)

Net effect on other comprehensive loss	(4,857)	(5,435)	(2,936)	(6,164)

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from the available for sale to the held to maturity investment portfolio	927	—	1,168	—
Related income tax benefit	(325)	—	(409)	—
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to call or maturity	100	164	242	346
Related income tax expense	(35)	(57)	(85)	(121)

Net effect on other comprehensive income	667	107	916	225

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	61	—	(554)	—
Related income tax (benefit) expense	(21)	—	194	—
Termination of cash flow hedge	2,952	—	2,952	(2,077)
Related income tax expense	(1,033)	—	(1,033)	727

Net effect on other comprehensive income	1,959	—	1,559	(1,350)

FASB 158 pension plan:
Amortization of transition asset	(44)	—	(87)	—
Related income tax expense	18	—	36	—
Recognized net actuarial loss	148	—	294	—
Related income tax benefit	(59)	—	(117)	—

Net effect on other comprehensive income	63	—	126	—

Total change in other comprehensive income	(2,168)	(5,328)	(335)	(7,289)

Total Comprehensive Income	$22,344	$20,131	$48,584	$42,780

16. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Basic
Net Income	$24,512	$25,459	$48,919	$50,069

Average common shares outstanding	40,677,396	41,684,404	40,811,074	41,803,404

Earnings per basic common share	$0.60	$0.61	$1.20	$1.20
Diluted
Net Income	$24,512	$25,459	$48,919	$50,069

Average common shares outstanding	40,677,396	41,684,404	40,811,074	41,803,404
Equivalents from stock options	258,288	399,760	292,084	425,196

Average diluted shares outstanding	40,935,684	42,084,164	41,103,158	42,228,600

Earnings per diluted common share	$0.60	$0.60	$1.19	$1.19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SUBSEQUENT EVENT
At the opening of business on July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, will be included in the consolidated results of operations from the date of acquisition. The acquisition of Premier expands United’s presence in the rapidly growing and economically attractive Metro DC area and affords United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. Premier added 26 office locations in the northwestern and central parts of Virginia and the eastern panhandle of West Virginia. Two of Premier’s three wholly owned banking subsidiaries, The Marathon Bank and Rockingham Heritage Bank, were merged into United’s Virginia banking subsidiary, United Bank. Premier’s third wholly owned banking subsidiary, Premier Bank, was merged with United’s West Virginia banking subsidiary, United Bank, Inc. Following completion of the merger with Premier, United has 115 full service offices in West Virginia, Virginia, Maryland, Ohio and Washington, D.C. The transaction was accounted for under the purchase method of accounting. Please refer to Note 2 of the Notes to Consolidated Financial Statements for more information on this acquisition.
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
FINANCIAL CONDITION
United’s total assets as of June 30, 2007 were $6.63 billion, down $85.49 million or 1.27% from year-end 2006, primarily the result of declines in investment securities, cash and cash equivalents of $55.63 million or 4.36% and $39.93 million or 15.42%, respectively. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $90.56 million or 1.49% from year-end 2006. The decrease in total liabilities was due mainly to a reduction of $121.20 million or 2.51% in deposits. Partially offsetting this decrease in deposits was an increase in borrowings of $35.91 million or 3.04%. Shareholders’ equity remained fairly consistent, increasing $5.07 million or less than 1% from year-end 2006. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents decreased $39.93 million or 15.42% during the first half of 2007. Of this total decrease, cash and due from banks decreased $41.35 million or 19.00% and interest-bearing deposits decreased $7.26 million or 31.71% while federal funds sold increased $8.67 million or 46.68%. During the first six months of 2007, net cash of $45.68 million and $42.39 million was provided by operating activities and investing activities, respectively. Net cash of $128.00 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2007 and 2006.
Securities
Total investment securities at June 30, 2007 decreased $55.63 million or 4.36% from year-end 2006. Securities available for sale were relatively flat, decreasing $6.38 million or less than 1%. This change in securities available for sale reflects $225.82 million in sales, maturities and calls of securities, $224.73 million in purchases, and a decrease of $4.51 million in market value. Securities held to maturity decreased $45.67 million or 21.51% from year-end 2006 due to calls and maturities of securities. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale increased $660 thousand or 32.34% as loan originations slightly exceeded loan sales in the secondary market during the first six months of 2007. Portfolio loans, net of unearned income, remained fairly stable, growing $6.08 million or less than 1% from year-end 2006 due mainly to an increase in the commercial loan portfolio. Since year-end 2006, commercial real estate loans and commercial loans (not secured by real estate) increased $91.96 million or 8.02% and $5.71 million or less than 1%, respectively. Loans secured by other real estate increased $7.79 million or 6.49%. Virtually offsetting these increases were decreases in construction loans of $73.03 million or 13.96%, single-family residential real estate loans of $19.29 million or 1.12%, and consumer loans of $7.33 million or 2.10%.

The table below summarizes the changes in the loan categories since year-end 2006:

	June 30	December 31
(Dollars in thousands)	2007	2006	$ Change	% Change
Loans held for sale	$2,701	$2,041	$660	32.34%

Commercial, financial, and agricultural	$959,732	$954,024	$5,708	0.60%
Real Estate:
Single family residential	1,701,506	1,720,794	(19,288)	(1.12%)
Commercial	1,237,968	1,146,007	91,961	8.02%
Construction	450,011	523,042	(73,031)	(13.96%)
Other	127,764	119,973	7,791	6.49%
Consumer	342,536	349,868	(7,332)	(2.10%)
Less: Unearned income	(6,686)	(6,961)	275	(3.95%)

Total Loans, net of unearned income	$4,812,831	$4,806,747	$6,084	0.13%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $5.94 million or 3.34% from year-end 2006 due mainly to a $2.79 million increase in the cash surrender value of bank-owned life insurance policies, a $2.22 million increase in accounts receivable for the call of a held-to-maturity security, and a $1.15 million increase in deferred tax assets due to a decrease in the market value of available-for-sale securities. Partially offsetting these increases was a decrease in core deposits intangibles of $790 thousand from year-end 2006 due to amortization.
Deposits
Total deposits at June 30, 2007 declined $121.20 million or 2.51% since year-end 2006. In terms of composition, noninterest-bearing deposits decreased $74.83 million or 8.28% while interest-bearing deposits decreased $46.37 million or 1.18% from December 31, 2006. The decrease in noninterest-bearing deposits was due mainly to a decrease in official checks of $44.12 million as a result of a large amount of loan proceeds checks at year-end 2006. Commercial noninterest-bearing deposits declined $14.81 million or 2.59% as customers shifted money into interest-bearing products.
The decrease in interest-bearing deposits was due mainly to a decrease of $80.06 million in interest-bearing money market accounts (MMDAs). Partially offsetting this decline in interest-bearing MMDAs was a growth in time deposits over $100,000 of $32.69 million or 4.22% primarily due to higher interest rates.

The following table summarizes the changes in the deposit categories since year-end 2006:

	June 30	December 31
(Dollars In thousands)	2007	2006	$ Change	% Change
Demand deposits	$373,407	$429,504	$(56,097)	(13.06%)
Interest-bearing checking	164,195	159,628	4,567	2.86%
Regular savings	316,699	317,642	(943)	(0.30%)
Money market accounts	1,730,505	1,829,300	(98,795)	(5.40%)
Time deposits under $100,000	1,315,213	1,317,839	(2,626)	(0.20%)
Time deposits over $100,000	806,972	774,279	32,693	4.22%

Total deposits	$4,706,991	$4,828,192	$(121,201)	(2.51%)

Borrowings
Total borrowings at June 30, 2007 increased $35.91 million or 3.04% during the first six months of 2007. Since year-end 2006, short-term borrowings increased $11.32 million or 1.66% due to increases of $96.77 million and $36.82 million in securities sold under agreements to repurchase and federal funds purchased, respectively. These increases were partially offset by a $120 million reduction in overnight FHLB borrowings. Long-term borrowings increased $24.59 million or 4.92% due primarily to a new long-term FHLB borrowing of $25 million during the first quarter of 2007.
In June 2007, United prepaid two $100 million long-term FHLB advances and terminated two interest rate swaps associated with the advances. In addition, United prepaid approximately $28.9 million of a $100 million long-term convertible FHLB advance. United incurred a before-tax charge of approximately $786 thousand to prepay the debt and a before-tax gain of $787 thousand on the termination of the interest rate swaps. United replaced the $228.9 million of debt with a 3-year FHLB advance and an associated interest rate swap.
The table below summarizes the change in the borrowing categories since year-end 2006:

	June 30	December 31
(Dollars In thousands)	2007	2006	$ Change	% Change
Federal funds purchased	$134,540	$97,720	$36,820	37.68%
Securities sold under agreements to repurchase	557,628	460,858	96,770	21.00%
Overnight FHLB advances	—	120,000	(120,000)	(100.00%)
TT&L note option	1,418	3,688	(2,270)	(61.55%)
Long-term FHLB advances	438,746	413,899	24,847	6.00%
Issuances of trust preferred capital securities	85,042	85,301	(259)	(0.30%)

Total borrowings	$1,217,374	$1,181,466	$35,908	3.04%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2007 decreased $4.37 million or 6.72% from year-end

2006 due mainly to a decrease in income taxes payable of $3.18 million due to a timing difference in payments and a decrease in the derivative liability of $2.47 million associated with the interest rate swaps that were terminated in the second quarter of 2007. Partially offsetting these decreases was an increase in interest payable of $1.19 million due to higher interest rates on time deposits.
Shareholders’ Equity
Shareholders’ equity at June 30, 2007 was relatively flat from December 31, 2006, increasing $5.07 million or less than 1% as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $26.10 million for the first half of 2007. Partially offsetting this increase was a rise in treasury stock of $18.59 million due to repurchases of United shares by the Company and a decline in surplus of $1.53 million due to the exercise of stock options.
During the first six months of 2007, a total of 613,500 shares were repurchased under a plan approved by United’s Board of Directors in May of 2006 to repurchase up to 1.7 million shares of United’s common stock on the open market. Since its inception, United has repurchased a total of 1,272,800 shares under the plan as of June 30, 2007.
Accumulated other comprehensive income decreased $335 thousand due mainly to a decrease of $2.94 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio, which was partially offset by an increase of $1.56 million, net of deferred income taxes, in the fair value adjustments on cash flow hedges.
RESULTS OF OPERATIONS
Overview
Net income for the first six months of 2007 was $48.92 million or $1.19 per diluted share compared to $50.07 million or $1.19 per share for the first six months of 2006. Net income for the second quarter of 2007 was $24.51 million or $0.60 per diluted share, as compared to $25.46 million or $0.60 per diluted share reported for the prior year second quarter.
United’s annualized return on average assets for the first six months of 2007 was 1.50% and return on average shareholders’ equity was 15.33% as compared to 1.51% and 15.67% for the first six months of 2006. For the second quarter of 2007, United’s annualized return on average assets was 1.50% while the return on average equity was 15.22% as compared to 1.53% and 15.84%, respectively, for the second quarter of 2006.
Tax-equivalent net interest income for the first six months of 2007 was $113.58 million, a decrease of $4.54 million or 3.84% from the prior year’s first six months. Tax-equivalent net interest income decreased $2.46 million or 4.15% for the second quarter of 2007 as compared to the same period of 2006. The provision for credit losses was $1.20 million for the first six months of 2007 as compared to $598 thousand for the first six months of 2006. For the quarters ended June 30, 2007 and 2006, the provision for credit losses was $850 thousand and $348 thousand, respectively.
Noninterest income was $31.44 million for the first six months of 2007, up $3.35 million or 11.94% from the first six months of 2006. For the second quarter of 2007, noninterest income was $16.53 million, an increase of $2.10 million or 14.56% from the second quarter of 2006. Excluding the results of interest rate swap terminations and investment securities transactions, the largest increase came from fees from deposit services. Noninterest expense was relatively flat, decreasing $360 thousand or less than 1% for the six months of 2007 compared to same period in 2006. For the second quarter of 2007, noninterest expense increased $333 thousand or 1.04% from the second quarter of 2006. United’s effective tax rate was 31.80% and 32.10% for the first six months of 2007 and 2006, respectively, and 31.91% and 32.10% for the second quarter of 2007 and 2006, respectively.
Net Interest Income
Tax-equivalent net interest for the first six months of 2007 was $113.58 million, a decrease of $4.54 million or 3.84% from the prior year’s first six months. The average yield on earning assets increased 36 basis points due to higher interest rates; however, this increase in the average yield on earnings assets was more than offset by a 49 point increase in United’s cost of funds due to the higher interest rates. Average earning assets decreased $117.82 million or 1.93% for the first six months of 2007 as average net loan growth of $47.82 million or 1.03% was more than offset by a $165.79 million or 11.66% decline in average securities. In addition, interest income from United’s asset securitization decreased $833 thousand for the first six months of 2007 as compared to the first six months of 2006. The net interest margin for the first six months of 2007 was 3.79% as compared to 3.87% for the first six months of 2006.
Tax-equivalent net interest income for the second quarter of 2007 was $56.91 million, a decrease of $2.46 million or 4.15% from the second quarter of 2006. The average yield on earning assets increased 24 basis points due to higher interest rates; however, this increase in the average yield on earnings assets was more than offset by a 36 point increase in United’s cost of funds due to the higher interest rates. In addition, average earning assets declined $122.19 million or 2.00% as average investments declined $117.84 million or 8.68%. Average net loans were relatively flat, declining $9.73 million or less than 1% for the second quarter of 2007 as compared to the second quarter of 2006. Interest income from United’s asset securitization decreased $596 thousand for the second quarter of 2007 as compared to the second quarter of 2006. The net interest margin for the second quarter of 2007 was 3.80% as compared to 3.88% for the second quarter of 2006.
On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2007 was relatively stable as it increased $233 thousand or less than 1% from the first quarter of 2007. The slight increase was due primarily to one additional day in the quarter and a 3 basis point increase in the average yield on earning assets. Partially offsetting these increases to net interest income for the second quarter of 2007 was a corresponding 3 basis point increase in the cost of funds from the first quarter of 2007 due to competitive market deposit pricing. Average earning assets were relatively flat, decreasing $6.26 million or less than 1% as average investments declined $32.43 million or 2.55% for the quarter. Average net loans were relatively flat, growing $17.04 million or less than 1%. Interest income from United’s prior asset securitization increased $146 thousand or 20.16% from the first quarter of 2007. The net interest margin for the second quarter of 2007 of 3.80% increased 1 basis point from the net interest margin of 3.79% for the first quarter of 2007.

Tables 1 and 2 below show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
Table 1

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$45,560	$599	5.27%	$40,183	$429	4.28%
Investment Securities:
Taxable	1,017,997	13,184	5.18%	1,122,556	14,307	5.10%
Tax-exempt (1) (2)	221,611	4,530	8.18%	234,888	5,303	9.03%

Total Securities	1,239,608	17,714	5.72%	1,357,444	19,610	5.78%
Loans, net of unearned income (1) (2) (3)	4,759,710	87,475	7.37%	4,769,657	84,210	7.08%
Allowance for loan losses	(43,928)			(44,146)

Net loans	4,715,782		7.44%	4,725,511		7.14%

Total earning assets	6,000,950	$105,788	7.06%	6,123,138	$104,249	6.82%

Other assets	556,767			553,632

TOTAL ASSETS	$6,557,717			$6,676,770

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,868,096	$34,228	3.55%	$3,783,234	$28,041	2.97%
Short-term borrowings	645,705	7,124	4.43%	817,498	8,388	4.12%
Long-term borrowings	523,878	7,530	5.77%	495,016	8,452	6.85%

Total Interest-Bearing Funds	5,037,679	48,882	3.89%	5,095,748	44,881	3.53%

Noninterest-bearing deposits	806,711			873,594
Accrued expenses and other liabilities	67,522			62,560

TOTAL LIABILITIES	5,911,912			6,031,902
SHAREHOLDERS’ EQUITY	645,805			644,868

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,557,717			$6,676,770

NET INTEREST INCOME		$56,906			$59,368

INTEREST SPREAD			3.17%			3.29%
NET INTEREST MARGIN			3.80%			3.88%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$41,022	$1,104	5.43%	$40,869	$720	3.55%
Investment Securities:
Taxable	1,033,828	26,614	5.15%	1,184,670	29,437	4.97%
Tax-exempt (1) (2)	221,902	9,082	8.19%	236,850	10,145	8.57%

Total Securities	1,255,730	35,696	5.69%	1,421,520	39,582	5.57%
Loans, net of unearned income (1) (2) (3)	4,751,075	173,621	7.36%	4,703,674	163,258	6.99%
Allowance for loan losses	(43,767)			(44,187)

Net loans	4,707,308		7.42%	4,659,487		7.05%

Total earning assets	6,004,060	$210,421	7.05%	6,121,876	$203,560	6.69%

Other assets	555,476			556,728

TOTAL ASSETS	$6,559,536			$6,678,604

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$3,862,037	$67,398	3.52%	$3,739,750	$52,495	2.83%
Short-term borrowings	662,109	14,626	4.45%	825,858	15,887	3.88%
Long-term borrowings	515,236	14,818	5.80%	519,835	17,059	6.62%

Total Interest-Bearing Funds	5,039,382	96,842	3.88%	5,085,443	85,441	3.39%

Non-interest bearing deposits	809,224			887,098
Accrued expenses and other liabilities	67,522			61,897

TOTAL LIABILITIES	5,916,128			6,034,438
SHAREHOLDERS’ EQUITY	643,408			644,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,559,536			$6,678,604

NET INTEREST INCOME		$113,579			$118,119

INTEREST SPREAD			3.17%			3.30%
NET INTEREST MARGIN			3.79%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
At June 30, 2007, nonperforming loans were $17.71 million or 0.37% of loans, net of unearned income compared to nonperforming loans of $14.19 million or 0.30% of loans, net of unearned income at December 31, 2006, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At June 30, 2007, nonaccrual loans were $7.84 million, an increase of $2.09 million or 36.26% from $5.76 million at year-end 2006. Loans past due 90 days or more were $9.87 million at June 30, 2007, an increase of $1.44 million or 17.04% from $8.43 million since year-end 2006. The increases in nonaccrual loans and loans past due 90 days or more were due mainly to the addition of certain residential real estate construction credits originated by a former United loan officer with an outstanding balance of $4.11 million being either 90-plus days delinquent or on nonaccrual status as of June 30, 2007. Total nonperforming assets of $21.79 million, including OREO of $4.07 million at June 30, 2007, represented 0.33% of total assets at the end of the second quarter which compares favorably to United’s most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) percentage of 0.36%. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At June 30, 2007, impaired loans were $29.05 million, which was an increase of $7.09 million from the $21.96 million in impaired loans at December 31, 2006. This increase in impaired loans was due primarily to the addition of one large collateralized commercial credit with a balance of $4.64 million and to an increase of $3.32 million from the above mentioned certain residential real estate construction credits. Charge-offs of $1.71 million were recognized on the real estate construction credits during the second quarter of 2007 which were previously reported as impaired with specific allowances allocated in the company’s allowance for credit losses. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements and therefore, specific allowances in the company’s allowance for credit losses have been allocated for all of these loans. For further details regarding impaired loans, see Note 6 to the unaudited Consolidated Financial Statements.
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
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At June 30, 2007, the allowance for credit losses was $51.22 million as compared to $52.37 million at December 31, 2006. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.06% at June 30, 2007 and 1.09% of loans, net of unearned income at December 31, 2006. The ratio of the allowance for credit losses to nonperforming loans was 289.20% and 369.2% at June 30, 2007 and December 31, 2006, respectively.
The provision for credit losses for the first six months of 2007 and 2006 was $1.20 million and $598 thousand, respectively. For the quarters ended June 30, 2007 and 2006, the provision for credit losses was $850 thousand and $348 thousand, respectively. Net charge-offs for the first six months of 2007 were $2.35 million as compared to $574 thousand for the first six months of 2006. Net charge-offs were $2.02 million for the second quarter of 2007 as compared to net charge-offs of $418 thousand for the same quarter in 2006. Annualized net charge-offs as a percentage of average loans were 0.17% and 0.10% for the second quarter and first half of 2007, respectively. These ratios compare favorably to United’s most recently reported peer group banking companies’ net charge-offs to average loans percentage of 0.18%. The increase in net charge-offs from last year was due mainly to the charge-offs of $1.71 million on the residential real estate construction credits mentioned above. Note 5 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
United’s formal company-wide process at June 30, 2007 produced decreased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans decreased by $1.9 million due to the impact of lower historical loss rates and qualitative factors. Consumer loans decreased $135 thousand as a result of decreases in historical loss rates, loan volume and qualitative factors offset somewhat by increased allocations for overdrafts. The components of the allowance allocated to real estate loans decreased by $330 thousand due to reductions in high loan to value outstandings, as well as changes in loan volume and qualitative factors. The increase in the real estate construction loan pool partially offset the decreases in other pools. Allocations rose during the first six months by $1 million primarily due to adjustments in historical loss rates and a new specific allocation of $1.3 million related to the troubled real estate construction loan relationship mentioned previously. The unfunded commitments liability decreased by $893 thousand to $7.8 million.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $4.9 million at June 30, 2007 and $3.0 million at December 31, 2006. Compared to the prior year-end, this element of the allowance increased by $1.9 million primarily due to the aforementioned impairment of a large relationship involving real estate construction loans.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at June 30, 2007 by $1.1 million to $2.8 million. This represents only 5.48% of the bank’s total allowance for credit loss and in as much as this variance approximates a predetermined narrow parameter, the methodology has confirmed that the Company’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $51.22 million at June 30, 2007 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Noninterest income was $31.44 million for the first six months of 2007, up $3.35 million or 11.94% when compared to the first six months of 2006. For the second quarter of 2007, noninterest income was $16.53 million, an increase of $2.10 million or 14.56% from the second quarter of 2006.
The rise in noninterest income in the first six months of 2007 from the same period in 2006 was due in large part to an increase of $839 thousand or 5.91% in fees from deposit services mainly as a result of United’s High Performance Checking program. For the second quarter of 2007, fees from deposit services increased $652 thousand or 9.03% as compared to the same period in 2006. In particular, insufficient funds (NSF) fees increased $768 thousand and $425 thousand during the first six months and second quarter of 2007, respectively, and check card fees increased $430 thousand and $237 thousand, respectively. Deposit service charges and account analysis fees declined $206 thousand and $149 thousand, respectively, for the first six months of 2007 as compared to the same period in 2006. For the second quarter of 2007, deposit service charges and account analysis fees declined $63 thousand and $44 thousand, respectively, compared to the second quarter of 2006.
Revenue from trust and brokerage services for the first half of 2007 grew $642 thousand or 9.63% from the first half of 2006. For the second quarter of 2007, revenue from trust and brokerage services grew $116 thousand or 3.18% from the prior year’s second quarter. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Income from bank-owned life insurance increased $682 thousand or 32.41% and $266 thousand or 25.07% for the first half and second quarter of 2007, respectively, as compared to last year’s income during the same periods due to an increase in the cash surrender value.
Mortgage banking income decreased $56 thousand or 14.78% due to a lower spread on mortgage loan sales despite an increase in sales in the secondary market during the first six months of 2007 as compared to last year’s first six months. Mortgage loan sales were $22.72 million in the first half 2007 as compared to $22.30 million in the first half of 2006. Mortgage banking income for the second quarter of 2007 increased $12 thousand or 8.00% when compared to the same period in 2006 due to more sales. Mortgage loan sales were $12.23 million in the second quarter of 2007 as compared to $9.99 million in the second quarter of 2006.
Other income increased $194 thousand for the first half of 2007, but decreased $41 thousand for the second quarter of 2007. Income from the outsourcing of official checks processing for the first half and second quarter of 2007 increased $376 thousand and $120 thousand, respectively, over the same periods last year. Residual income from prior third party asset securitizations decreased $95 thousand and $61 thousand for the first half and second quarter of 2007, respectively.
On a linked-quarter basis, noninterest income increased $1.61 million or 10.79% from the first quarter of 2007. This increase was partly because of a before-tax gain of $787 thousand on the termination of two interest rate swaps associated with prepayment of two $100 million long-term Federal Home Loan Bank advances. Additionally, deposit service fees increased $691 thousand or 9.63% while revenue from trust and brokerage services increased $217 thousand or 6.12% for the second quarter of 2007 as compared to the first quarter of 2007.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2007, noninterest expenses were relatively flat, decreasing $360 thousand or less than 1% from the first six months of 2006. Noninterest expenses increased $333 thousand or 1.04% for the second quarter of 2007 compared to the same period in 2006. Noninterest expense for the first half and second quarter of 2007 included a before-tax penalty of $786 thousand to prepay approximately $28.9 million of a $100 million long-term convertible FHLB advance.

Otherwise, salaries and benefits expense for the first half and second quarter of 2007 declined $1.67 million or 5.38% and $1.32 million or 8.26%, respectively, from the same time periods last year. The decrease in salaries and benefits expense from last year was due primarily to a decrease in pension expense. During the third quarter of 2006, United made a significant contribution to its pension plan as allowed by the Pension Protection Act of 2006. This large contribution will result in decreased pension expense for United in the year 2007 as compared to 2006. Pension expense for the first half and second quarter of 2007 decreased $1.43 million and $757 thousand from the same periods in 2006.
Net occupancy expense for the first six months of 2007 increased $143 thousand or 2.22% from the first six months of 2006 due mainly to increases in real property taxes and building rental expense. Net occupancy expense for the second quarter of 2007 was flat from the second quarter of 2006.
Data processing expense increased $1.00 million or 33.95% and $742 thousand or 49.80% for the first half and second quarter of 2007, respectively, as compared to the first half and second quarter of 2006. The increase was primarily due to additional outsourcing of processing functions and a change in processing procedures. The outsourcing of functions was partially offset by a reduction in personnel expense while the change in processing procedures is expected to result in future cost savings as United meets the requirements of Check 21.
Other expenses decreased $558 thousand or 2.99% for the first six months of 2007 as compared to the first half of 2006. Other expenses for second quarter of 2007 were flat from the second quarter of 2006. Included in other expense are the marketing and related costs of United’s High Performance Checking program which declined $705 thousand and $167 thousand in the first half and second quarter of 2007, respectively, as compared to the first half and second quarter of 2006. Expenses related to the Premier merger were $325 thousand and $263 thousand for the first half and second quarter of 2007, respectively.
On a linked-quarter basis, noninterest expense for the second quarter of 2007 increased $1.00 million or 3.18% from the first quarter of 2007 due primarily to a before-tax penalty of $786 thousand to prepay approximately $28.9 million of a $100 million long-term convertible FHLB advance during the second quarter. Data processing expense increased $511 thousand due to the change in processing procedures. Salaries and benefits expense were relatively flat, decreasing $112 thousand or less than 1%. Net occupancy expense declined $342 thousand or 9.90% due lower levels of utilities and building maintenance expense.
As previously discussed in Note 11 of the unaudited Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate any unvested options under United’s existing stock option plans and the fact that no new options have been granted during 2006 and the first six months of 2007,

United did not recognize any compensation cost for the second quarter and first six months of 2007 and 2006.
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
Income Taxes
For the first six months of 2007 and 2006, income taxes were $22.81 million and $23.67 million, respectively. For the second quarter of 2007, income taxes were $11.49 million as compared to $12.04 million for the second quarter of 2006. United’s effective tax rates for the first six months of 2007 and 2006 were 31.80% and 32.10%, respectively. For the quarters ended June 30, 2007 and 2006, United’s effective tax rates were 31.91% and 32.10%, respectively.
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
On January 1, 2007, United adopted the provisions of FIN 48. As of June 30, 2007, United recorded a liability for uncertain tax positions, including interest and penalties, of $8.8 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
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
For the six months ended June 30, 2007, cash of $45.68 million was provided by operating activities. Net cash of $42.39 million was provided by investing activities which was primarily due to net cash of $48.49 million received for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the first six months of 2007, net cash of $128.00 million was used in financing activities due primarily to a decline in deposits of $121.20 million and the repayment of overnight FHLB borrowings in the amount of $120 million. Other uses of cash for financing activities included payment of $22.97 million and $21.58 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included an increase in securities sold under agreements to repurchase and federal funds purchased of $96.77 million and $36.82 million, respectively, and net proceeds of $24.85 million from long-term FHLB borrowings. The net effect of cash flow activities was a decrease in cash and cash equivalents of $39.93 million for the first six months of 2007.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.28% at June 30, 2007 and 11.15% at December 31, 2006, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.18% and 8.74%, respectively, at June 30, 2007, are also well above regulatory minimum requirements.
Total shareholders’ equity was $639.17 million, an increase of $5.07 million or less than 1% from December 31, 2006. United’s equity to assets ratio was 9.64% at June 30, 2007 as compared to 9.44% at December 31, 2006. The primary capital ratio, capital and reserves to total assets and reserves, was 10.33% at June 30, 2007 as compared to 10.14% at December 31, 2006. United’s average equity to average asset ratio was 9.85% and 9.66% for the quarters ended June 30, 2007 and 2006, respectively. For the first six months of 2007 and 2006, the average equity to average assets ratio was 9.81% and 9.65%, respectively. All of these financial measurements reflect a financially sound position.
During the second quarter of 2007, United’s Board of Directors declared a cash dividend of $0.28 per share. Cash dividends were $0.56 per common share for the first six months of 2007. Total cash dividends declared were approximately $11.37 million for the second quarter of 2007 and $22.82 million for the first six months of 2007, an increase of 1.39% and 1.23% over comparable periods of 2006. The year 2007 is expected to be the thirty-fourth consecutive year of dividend increases to United shareholders.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2007 and December 31, 2006:

Change in
Interest Rates
(basis points)	Percentage Change in Net Interest Income
	June 30, 2007	December 31, 2006
+200	1.86%	3.04%
+100	1.09%	1.50%
-100	0.45%	-0.76%
-200	-2.24%	-5.11%
At June 30, 2007, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.09% over one year as compared to an increase of 1.50% at December 31, 2006. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by a estimated 1.86% over one year as of June 30, 2007, as compared to an increase of 3.04% as of December 31, 2006. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by a estimated 0.45% over one year as of June 30, 2007, as compared to a decrease of 0.76% as of December 31, 2006. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.24% over one year as compared to a decrease of 5.11% over one year as of December 31, 2006.
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. At June 30, 2007 and December 31, 2006, the fair values of the subordinated interest and the cost of the available for sale securities was zero.
At June 30, 2007, the principal balances of the residential mortgage loans held in the securitization trust were approximately $8.8 million. Principal amounts owed to third party investors and to United in the securitization were approximately $3.3 million and $5.5 million, respectively, at June 30, 2007. The weighted average term to maturity of the underlying mortgages approximated 12.5 years as of June 30, 2007. During the three and six months ended June 30, 2007, United received cash of $868 thousand and $1.59 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	June 30,	December 31,
	2007	2006
Total principal amount of loans	$8,783	$10,382
Principal amount of loans 60 days or more past due	123	114
Year-to-date average balances	9,627	13,000
Year-to-date net credit (recoveries) losses	(87)	369
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
At June 30, 2007, United’s mortgage related securities portfolio had an amortized cost of $744 million, of which approximately $668 million or 90% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed

(VADMs) bonds having an average life of approximately 2.2 years and a weighted average yield of 4.53%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would extend to 2.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.08%, less than the price decline of a 3- year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points scenario would be approximately 16%.
United had approximately $16 million in 30-year mortgage backed securities with a projected yield of 6.64% and a projected average life of 4.8 years on June 30, 2007. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remaining 8% of the mortgage related securities portfolio at June 30, 2007, included adjustable rate securities (ARMs), balloon securities, and 10-year and 15-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2007, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2007 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2006 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended, December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the first six months of 2007 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2007:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)

4/01 – 4/30/2007	100,255	$34.74	100,000	642,200
5/01 – 5/31/2007	110,038	$34.06	110,000	532,200
6/01 – 6/30/2007	114,153	$32.87	105,000	427,200

Total	324,446	$33.85	315,000

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended June 30, 2007, the following shares were exchanged by participants in United’s stock option plans: April 2007 – 206 shares at an average price of $34.94; June 2007 – 9,129 shares at an average price of $33.74.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended June 30, 2007, the following shares were purchased for the deferred compensation plan: April 2007 – 49 shares at an average price of $36.68; May 2007 – 38 shares at an average price of $35.92; and June 2007 – 24 shares at an average price of $35.28.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on Monday, May 21, 2007.

(b)	Not applicable as to election of directors because: i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

(c)	Two proposals were voted upon at the annual meeting, which included: (1) the election of fifteen (15) persons to serve as directors of United for a one-year term expiring at the 2008 Annual Meeting; and (2) the ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent registered public accountants for the fiscal year ending December 31, 2007. The results of the proposals appear on the following page.

(d)	None.

Proposal 1. Election of Directors:

	Votes For	Votes Withheld
Richard M. Adams	32,377,166	994,771
Robert G. Astorg	32,315,015	1,056,922
Thomas J. Blair, III	32,041,452	1,330,485
W. Gaston Caperton, III	32,295,191	1,076,746
Lawrence K. Doll	32,087,385	1,284,552
Theodore J. Georgelas	32,214,753	1,157,184
F. T. Graff, Jr.	31,933,328	1,438,609
Russell L. Isaacs	32,300,113	1,071,824
John M. McMahon	32,374,420	997,517
J. Paul McNamara	32,123,944	2,247,993
G. Ogden Nutting	32,643,275	728,662
William C. Pitt, III	32,191,465	1,180,472
I. N. Smith, Jr.	31,971,684	1,400,253
Mary K. Weddle	32,343,843	1,028,094
P. Clinton Winter, Jr.	32,358,537	1,013,400
Proposal 2. Ratification of the selection of Ernst & Young LLP as independent registered public accountants:

For	Against	Abstain
32,990,650	311,043	70,243
Item 5. OTHER INFORMATION
(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibits to the 1989 Form 10-K of United Bankshares, Inc., File No. 0-13322)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibits to the 1990 Form 10-K of United Bankshares, Inc., File No. 0-13322)

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC. (Registrant)
Date: August 3, 2007	/s/ Richard M. Adams
Richard M. Adams,
Chairman of the Board and Chief Executive Officer

Date: August 3, 2007	/s/ Steven E. Wilson
Steven E. Wilson,
Executive Vice President, Treasurer, Secretary and Chief Financial Officer