Form 10-Q
period 2007-09-30
UNITED BANKSHARES INC/WV
filed 2007-11-07
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2007
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
Class — Common Stock, $2.50 Par Value; 43,212,399 shares outstanding as of October 31, 2007.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2007 and December 31, 2006, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2007, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	September 30	December 31
	2007	2006
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$167,228	$217,562
Interest-bearing deposits with other banks	24,789	22,882
Federal funds sold	12,444	18,569

Total cash and cash equivalents	204,461	259,013
Securities available for sale at estimated fair value (amortized cost-$1,102,410 at September 30, 2007 and $1,016,840 at December 31, 2006)	1,098,548	1,010,252
Securities held to maturity (estimated fair value-$158,350 at September 30, 2007 and $215,678 at December 31, 2006)	158,252	212,296
Other investment securities	66,469	52,922
Loans held for sale	954	2,041
Loans	5,593,245	4,813,708
Less: Unearned income	(6,919)	(6,961)

Loans net of unearned income	5,586,326	4,806,747
Less: Allowance for loan losses	(50,353)	(43,629)

Net loans	5,535,973	4,763,118
Bank premises and equipment	62,026	38,111
Goodwill	312,857	167,421
Accrued interest receivable	38,835	34,508
Other assets	207,313	177,916

TOTAL ASSETS	$7,685,688	$6,717,598

Liabilities
Deposits:
Noninterest-bearing	$874,696	$903,207
Interest-bearing	4,471,530	3,924,985

Total deposits	5,346,226	4,828,192
Borrowings:
Federal funds purchased	78,405	97,720
Securities sold under agreements to repurchase	575,206	460,858
Federal Home Loan Bank borrowings	643,672	533,899
Other short-term borrowings	2,007	3,688
Other long-term borrowings	206,459	85,301
Allowance for lending-related commitments	8,264	8,742
Accrued expenses and other liabilities	70,180	65,106

TOTAL LIABILITIES	6,930,419	6,083,506
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at September 30, 2007 and December 31, 2006, including 1,138,504 and 3,261,931 shares in treasury at September 30, 2007 and December 31, 2006, respectively	110,802	110,802
Surplus	99,145	93,680
Retained earnings	598,770	559,257
Accumulated other comprehensive loss	(13,904)	(15,791)
Treasury stock, at cost	(39,544)	(113,856)

TOTAL SHAREHOLDERS’ EQUITY	755,269	634,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,685,688	$6,717,598

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest income
Interest and fees on loans	$99,240	$84,288	$267,111	$242,537
Interest on federal funds sold and other short-term investments	876	515	1,980	1,235
Interest and dividends on securities:
Taxable	13,832	13,934	40,446	43,371
Tax-exempt	3,361	3,698	10,096	11,334

Total interest income	117,309	102,435	319,633	298,477

Interest expense
Interest on deposits	40,176	32,312	107,574	84,807
Interest on short-term borrowings	8,220	7,142	22,846	23,029
Interest on long-term borrowings	9,801	8,052	24,619	25,111

Total interest expense	58,197	47,506	155,039	132,947

Net interest income	59,112	54,929	164,594	165,530
Provision for credit losses	1,550	571	2,750	1,169

Net interest income after provision for credit losses	57,562	54,358	161,844	164,361
Other income
Fees from trust and brokerage services	3,788	3,190	11,097	9,857
Fees from deposit services	9,087	7,367	24,134	21,575
Other service charges, commissions, and fees	2,285	1,785	5,769	5,202
Income from bank-owned life insurance	1,179	1,181	3,965	3,285
Income from mortgage banking	124	236	447	615
Security gains (losses)	172	(134)	494	(3,071)
(Loss) Gain on termination of interest rate swaps associated with prepayment of FHLB advances	—	(7,659)	787	(4,599)
Other income	691	248	2,074	1,437

Total other income	17,326	6,214	48,767	34,301
Other expense
Salaries and employee benefits	17,452	15,740	46,830	46,789
Net occupancy expense	3,823	3,031	10,393	9,458
Equipment expense	2,059	1,567	4,867	4,599
Data processing expense	2,448	1,477	6,401	4,428
Bankcard processing expense	1,445	1,257	3,857	3,507
Prepayment penalties on FHLB advance	—	8,261	786	8,261
Other expense	11,795	8,881	29,879	27,523

Total other expense	39,022	40,214	103,013	104,565

Income before income taxes	35,866	20,358	107,598	94,097
Income taxes	10,063	6,193	32,876	29,863

Net income	$25,803	$14,165	$74,722	$64,234

Earnings per common share:
Basic	$0.60	$0.34	$1.80	$1.54

Diluted	$0.60	$0.34	$1.79	$1.53

Dividends per common share	$0.28	$0.27	$0.84	$0.81

Average outstanding shares:
Basic	42,731,909	41,373,945	41,458,388	41,658,678
Diluted	42,998,484	41,775,111	41,811,493	42,075,862
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2007
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2007	44,320,832	$110,802	$93,680	$559,257	($15,791)	($113,856)	$634,092
Cumulative effect of adopting FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, at January 1, 2007	—	—	—	(300)	—	—	(300)
Comprehensive income:
Net income	—	—	—	74,722	—	—	74,722
Other comprehensive income, net of tax:
Unrealized gain on securities of $2,091 net of reclassification adjustment for gains included in net income of $321	—	—	—	—	1,770	—	1,770
Unrealized loss on cash flow hedge, net of tax of $1,600	—	—	—	—	(2,972)	—	(2,972)
Termination of cash flow hedge, net of tax of $1,033	—	—	—	—	1,919	—	1,919
Remaining unrealized loss related to the call of securities previously transferred from available for sale to held to maturity investment portfolio	—	—	—	—	778	—	778
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	203	—	203
Pension plan’s amortization of transition asset, prior service cost, and actuarial loss, net of tax of $125	—	—	—	—	189	—	189

Total comprehensive income							76,609
Acquisition of Premier Community Bankshares, Inc. (2,684,068 shares)	—	—	8,443	—	—	93,707	102,150
Purchase of treasury stock (746,472 shares)	—	—	—	—	—	(25,869)	(25,869)
Distribution of treasury stock for deferred compensation plan (2,000 shares)	—	—	—	—	—	59	59
Cash dividends ($0.84 per share)	—	—	—	(34,909)	—	—	(34,909)
Common stock options exercised (183,831 shares)	—	—	(2,978)	—	—	6,415	3,437

Balance at September 30, 2007	44,320,832	$110,802	$99,145	$598,770	($13,904)	($39,544)	$755,269

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30
(Dollars in thousands)	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$67,820	$54,453

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	56,287	13,672
Proceeds from sales of securities held to maturity	475	—
Purchases of securities held to maturity	(445)	(587)
Proceeds from sales of securities available for sale	9,587	135,381
Proceeds from maturities and calls of securities available for sale	493,245	277,647
Purchases of securities available for sale	(558,412)	(222,645)
Net purchases of bank premises and equipment	(2,107)	(2,391)
Net cash of acquired subsidiary	(35,778)	—
Net change in other investment securities	(8,978)	9,545
Net change in loans	(32,141)	(103,046)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(78,267)	107,576

FINANCING ACTIVITIES
Cash dividends paid	(34,335)	(33,907)
Excess tax benefits from stock-based compensation arrangements	796	499
Acquisition of treasury stock	(24,885)	(36,503)
Net proceeds from issuance of trust preferred securities	82,475	—
Proceeds from exercise of stock options	2,416	5,561
Distribution of treasury stock for deferred compensation plan	59	35
Proceeds from long-term Federal Home Loan Bank borrowings	333,900	200,000
Repayment of long-term Federal Home Loan Bank borrowings	(234,127)	(252,067)
Changes in:
Deposits	(198,834)	133,103
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	28,430	(214,176)

NET CASH USED IN FINANCING ACTIVITIES	(44,105)	(197,455)

Decrease in cash and cash equivalents	(54,552)	(35,426)

Cash and cash equivalents at beginning of year	259,013	207,962

Cash and cash equivalents at end of period	$204,461	$172,536

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2007 and 2006 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in United’s 2006 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2006 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share and share data.
New Accounting Standards
In February 2007, the Financial Standards Board (FASB) issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. With this Standard, the FASB expects to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate the comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement does not eliminate disclosure requirements included in accounting standards. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. United does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.
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
On January 1, 2006, United adopted FASB Statement No. 123—revised 2004 (SFAS 123R), ''Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and superseded APB Opinion No. 25 (APB 25), ''Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006 and the first nine months of 2007, United did not recognize any compensation cost for 2006 and the first nine months of 2007. See Note 12 for additional information regarding United’s adoption of SFAS 123R.
2. MERGERS & ACQUISITIONS
At the opening of business on July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. Because the results of operations of Premier are not significant, pro forma information is not being provided. The acquisition of Premier expands United’s presence in the rapidly growing and economically attractive Metro DC area and affords United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. Premier’s net income was $1.8 million or 31¢ per diluted share for the second quarter of 2007 and $3.6 million or 60¢ per diluted share for the first half of 2007. The transaction was accounted for under the purchase method of accounting.
The aggregate purchase price was approximately $200 million, including $98 million of cash, common stock valued at $97 million, and vested stock options exchanged valued at $5 million. The number of shares issued in the transaction were 2,684,068, which were valued based on the average market price of United’s common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. The value of the vested stock options was determined using the Black-Scholes option pricing model based upon 241,428 options exchanged. The following weighted average assumptions were used to determine the value of the options exchanged: risk-free interest rate of 4.96%, expected dividend yield of 3.00%, volatility factor of the expected market price of United’s common stock of 0.219 and a weighted expected option life of 2.1 years. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of approximately $148 million and $11 million, respectively. In the merger, United assumed approximately $2.5 million of liabilities to provide severance benefits to terminated employees of Premier. The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.
3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized on the following page:

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$40,068	$166	$26	$40,208
State and political subdivisions	118,583	1,553	553	119,583
Mortgage-backed securities	795,945	2,177	7,380	790,742
Marketable equity securities	6,585	191	177	6,599
Other	141,229	2,921	2,734	141,416

Total	$1,102,410	$7,008	$10,870	$1,098,548

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,993	—	$85	$7,908
State and political subdivisions	110,261	$2,176	201	112,236
Mortgage-backed securities	777,133	822	11,896	766,059
Marketable equity securities	6,200	439	43	6,596
Other	115,253	2,619	419	117,453

Total	$1,016,840	$6,056	$12,644	$1,010,252

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2007 and December 31, 2006:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
September 30, 2007
Treasuries and agencies	—	—	$3,963	$26
State and political	$21,400	$159	27,260	394
Mortgage-backed	67,078	448	536,485	6,932
Marketable equity securities	750	109	132	68
Other	62,451	2,148	19,928	586

Total	$151,679	$2,864	$587,768	$8,006

December 31, 2006
Treasuries and agencies	$1,978	$3	$3,905	$82
State and political	3,452	22	25,651	179
Mortgage-backed	35,437	167	663,361	11,729
Marketable equity securities	—	—	158	43
Other	—	—	25,637	419

Total	$40,867	$192	$718,712	$12,452

Gross unrealized losses on available for sale securities were $10,870 at September 30, 2007. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of September 30, 2007 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
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
The amortized cost and estimated fair value of securities available for sale at September 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$19,337	$19,359	$4,427	$4,424
Due after one year through five years	109,487	109,053	106,890	105,431
Due after five years through ten years	183,767	182,568	214,164	212,051
Due after ten years	783,234	780,969	685,159	681,750
Marketable equity securities	6,585	6,599	6,200	6,596

Total	$1,102,410	$1,098,548	$1,016,840	$1,010,252

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,600	$865	—	$12,465
State and political subdivisions	60,623	963	$2	61,584
Mortgage-backed securities	176	8	—	184
Other	85,853	659	2,395	84,117

Total	$158,252	$2,495	$2,397	$158,350

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,682	$914	—	$12,596
State and political subdivisions	62,703	1,537	—	64,240
Mortgage-backed securities	234	7	—	241
Other	137,677	2,112	$1,188	138,601

Total	$212,296	$4,570	$1,188	$215,678

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,400	$3,410	$1,726	$1,741
Due after one year through five years	42,088	42,817	42,016	43,116
Due after five years through ten years	25,136	25,789	27,357	28,219
Due after ten years	87,628	86,334	141,197	142,602

Total	$158,252	$158,350	$212,296	$215,678

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $959,253 and $948,623 at September 30, 2007 and December 31, 2006, respectively.
4. LOANS
Major classifications of loans are as follows:

	September 30,	December 31,
	2007	2006
Commercial, financial and agricultural	$1,071,706	$954,024
Real estate:
Single-family residential	1,877,510	1,720,794
Commercial	1,442,874	1,146,007
Construction	640,116	523,042
Other	189,137	119,973
Installment	371,902	349,868

Total gross loans	$5,593,245	$4,813,708

The table above does not include loans held for sale of $954 and $2,041 at September 30, 2007 and December 31, 2006, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $114,492 and $122,150 at September 30, 2007 and December 31, 2006, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,264 and $8,742 at September 30, 2007 and December 31, 2006, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Balance at beginning of period	$51,220	$52,895	$52,371	$52,871
Allowance of purchased subsidiaries	7,648	—	7,648	—
Provision for credit losses	1,550	571	2,750	1,169

	60,418	53,466	62,769	54,040
Loans charged-off	(2,104)	(1,168)	(4,952)	(2,482)
Less: Recoveries	303	238	800	978

Net Charge-offs	(1,801)	(930)	(4,152)	(1,504)

Balance at end of period	$58,617	$52,536	$58,617	$52,536

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
Nonperforming assets are summarized as follows:

	September 30,	December 31,
	2007	2006
Nonaccrual loans	$8,958	$5,755
Loans past due 90 days or more and still accruing interest	13,827	8,432

Total nonperforming loans	22,785	14,187
Other real estate owned	5,338	4,231

Total nonperforming assets	$28,123	$18,418

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At September 30, 2007, the recorded investment in loans that were considered to be impaired was $29,848 (of which $8,958 were on a nonaccrual basis). Included in this amount is $23,296 of impaired loans for which the related allowance for credit losses is $4,083 and $6,552 of impaired loans that do not have an allowance for credit losses. At December 31, 2006, the recorded investment in loans that were considered to be impaired was $21,963 (of which $5,755 were on a nonaccrual basis). Included in this amount were $15,193 of impaired loans for which the related allowance for credit losses was $3,000, and $6,770 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 2007 and for the year ended December 31, 2006 was approximately $27,347 and $26,503, respectively.
United recognized interest income on impaired loans of approximately $481 and $1,151 for the quarter and nine months ended September 30, 2007, respectively, and $467 and $1,726 for the quarter and nine months ended September 30, 2006, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $496 and $1,464 for the quarter and nine months ended September 30, 2007, respectively, and $376 and $1,041 for the quarter and nine months ended September 30, 2006, respectively.
Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creating valuation allowances in the initial accounting for these loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The amount of impaired loans acquired from Premier on July 14, 2007 was not significant. Additional disclosures required by SOP 03-3 are not provided because the amount was not significant.
7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($19,040)	$11,955

Goodwill not subject to amortization			$312,857

	As of December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($17,250)	$2,640

Goodwill not subject to amortization			$167,421

During the third quarter of 2007, United acquired Premier adding preliminary amounts of $147,879 to goodwill and $11,105 to core deposit intangible assets.
United incurred amortization expense of $1,000 and $1,790 for the quarter and nine months ended September 30, 2007, respectively, and $459 and $1,453 for the quarter and nine months ended September 30, 2006, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2006:

Year	Amount
2007	$2,853
2008	3,509
2009	2,561
2010	1,884
2011+	2,938
8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2007, federal funds purchased were $78,405 while securities sold under agreements to repurchase were $575,206.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At September 30, 2007, United had no outstanding balance under these lines of credit.
In July of 2007, United borrowed funds totaling $50,000 on these two lines of credit to temporarily fund a portion of the cash consideration for the Premier acquisition. At the funding date, the weighted-average interest rate was 5.97% on the borrowings. United repaid the amounts in September 2007.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2007, United Bank (VA) had an outstanding balance of $2,007 and had additional funding available of $2,993.
9. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2007, United had an unused borrowing amount of $1,196,660 available subject to delivery of collateral after certain trigger points.
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

At September 30, 2007, $643,672 of FHLB advances with a weighted-average interest rate of 5.18% is scheduled to mature within the next twelve years.
The scheduled maturities of borrowings are as follows:

Year	Amount
2007	$75,000
2008	110,437
2009	50,000
2010	355,000
2011 and thereafter	53,235

Total	$643,672

As of September 30, 2007, United had a total of eleven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2007 and December 31, 2006, the outstanding balances of the Debentures were $206,308 and $85,301 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
In July of 2007, United, through a wholly-owned subsidiary, United Statutory Trust V, participated in a Capital Securities offering of a third party in the amount of $50 million to help fund the acquisition of Premier. The proceeds were invested in junior subordinated debt of United paying interest quarterly at a fixed rate of 6.67% for the first five years and then at a floating rate equal to 3-month LIBOR plus 155 basis points thereafter.
In September of 2007, United, through a wholly-owned subsidiary, United Statutory Trust VI, participated in a Capital Securities offering of a third party in the amount of $30 million to help repay the short-term borrowings used to temporarily fund the acquisition of Premier. The proceeds were invested in junior subordinated debt of United paying interest quarterly at a fixed rate of 6.60% for the first five years and then at a floating rate equal 3 month LIBOR plus 130 basis points thereafter. Under the terms of the transactions, both Capital Securities will have a maturity of 30 years, and are redeemable after five years with certain exceptions. For regulatory purposes, both the $50 million and the $30 million issuance of Capital Securities qualify as Tier I capital in accordance with current regulatory reporting requirements.
As part of the acquisition of Premier on July 14, 2007, United assumed all the obligations of Premier and its subsidiaries. Premier had a total of four statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Premier. At merger, the outstanding balance of Premier’s Debentures was approximately $39 million. The Capital Securities assumed in the Premier acquisition qualify as Tier 1 capital of United under current regulatory reporting requirements.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had $1,903,091 and $1,734,299 of loan commitments outstanding as of September 30, 2007 and December 31, 2006, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,105 and $525 as of September 30, 2007 and December 31, 2006, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $144,632 and $112,367 as of September 30, 2007 and December 31, 2006, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.

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
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of September 30, 2007. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
In June 2007, United terminated two fixed interest rate swap designated as cash flow hedges associated with the repayment of two $100 million variable interest rate FHLB advances that were being hedged. United recognized a $787 thousand before-tax gain on the termination of the swaps. In addition, United prepaid approximately $28.9 million of a $100 million long-term convertible FHLB advance. United replaced the $228.9 million of debt with a 3-year variable-interest rate FHLB advance and an associated fixed interest rate swap designated as a cash flow hedge. During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated a fixed interest rate swap designated as a cash flow hedge associated with the repayment of a $50 million variable interest rate FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of the swap.
The following tables set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2007:
Derivative Classifications and Hedging Relationships
September 30, 2007

	Notional	Derivative
	Amount	Asset	Liability

Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,187	$50	$218

Total Derivatives Designated as Fair Value Hedges:	$14,187	$50	$218

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$228,900	$—	$3,957

Total Derivatives Designated as Cash Flow Hedges:	$228,900	$—	$3,957

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$243,087	$50	$4,175

Derivative Instruments
September 30, 2007

	Notional	Average	Average	Estimated
	Amount	Receive Rate	Pay Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,187	—	6.27%	($168)

Total Derivatives Used in Fair Value Hedges	$14,187			($168)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$228,900	—	5.26%	($3,957)

Total Derivatives Used in Cash Flow Hedges	$228,900			($3,957)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$243,087			($4,125)

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
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for year 2006. In addition, no new options were granted during 2006 and the first nine months of 2007. Accordingly, the adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share.
At its March 20, 2006 regular meeting, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan and directed that the 2006 Stock Option Plan be submitted to United’s shareholders for approval at its Annual Meeting of Shareholders (the 2006 Annual Meeting). At the 2006 Annual Meeting, held on May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of September 30, 2007, no shares have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R.
United currently has options outstanding from various option plans other than the 2006 Stock Option Plan (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms.

A summary of option activity under the Plans as of September 30, 2007, and the changes during the first nine months of 2007 are presented below:

	Nine Months Ended September 30, 2007
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2007	1,732,200			$28.00
Granted	—			—
Exercised	183,831			18.50
Assumed in acquisition of subsidiary	224,528			13.95
Forfeited or expired	24,050			32.11

Outstanding at September 30, 2007	1,748,847	$9,281	5.1	$27.14

Exercisable at September 30, 2007	1,748,847	$9,281	5.1	$27.14

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at September 30, 2007 were 19,547. Options granted through the reinvestment of dividends during the first nine months of 2007 were 460. No options were exercised during the first nine months of 2007. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.
Cash received from options exercised under the Plans for the nine months ended September 30, 2007 and 2006 was $2.42 million and $5.56 million, respectively. During the nine months ended September 30, 2007 and 2006, 183,831 and 235,547 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the nine months ended September 30, 2007 and 2006. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2007 and 2006 was $2.74 million and $3.10 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $796 thousand and $499 thousand from excess tax benefits related to share-based compensation for the nine months ended September 30, 2007 and 2006, respectively.
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
In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) as it relates to participation was amended. The decision to change the participation rules for the Plan follows current industry trends, as many large and medium size companies have taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change has absolutely no impact on current employees (those hired prior to October 1, 2007). They will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Saving and Stock Investment 401(k) Plan.
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
Net periodic pension cost for the three and nine months ended September 30, 2007 and 2006 included the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2007	2006	2007	2006
Service cost	$543	$540	$1,611	$1,602
Interest cost	876	818	2,599	2,427
Expected return on plan assets	(1,818)	(1,197)	(5,395)	(3,552)
Amortization of transition asset	(44)	(44)	(131)	(131)
Recognized net actuarial loss	150	233	444	693
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$(292)	$351	$(871)	$1,040

Weighted-Average Assumptions:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
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
As of September 30, 2007, United has provided a liability for $5.9 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact United’s effective tax rate, if recognized, is $5.7 million. Over the next 12 months, the statute of limitations will close on certain income tax returns filed by an acquired subsidiary.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2004 through 2006. During the third quarter of 2007, United reduced its income tax reserve by $1.06 million due to the expiration of the statute of limitations for examinations of certain years.

As of January 1, 2007, United accrued $450 thousand of interest related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest was $458 thousand. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
15. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2007	2006	2007	2006
Net Income	$25,803	$14,165	$74,722	$64,234
Securities available for sale:
Net change in unrealized losses on available for sale securities arising during the period	7,412	13,872	3,217	1,452
Related income tax effect	(2,594)	(4,855)	(1,126)	(508)
Net reclassification adjustment for (gains) losses included in net income	(172)	134	(494)	3,071
Related income tax expense (benefit)	60	(47)	173	(1,075)

Net effect on other comprehensive loss	4,706	9,104	1,770	2,940

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from the available for sale to the held to maturity investment portfolio	29	—	1,197	—
Related income tax benefit	(10)	—	(419)	—
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to call or maturity	70	165	312	511
Related income tax expense	(24)	(58)	(109)	(179)

Net effect on other comprehensive income	65	107	981	332

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	(4.018)	(2,500)	(4,572)	(2,499)
Related income tax (benefit) expense	1,406	875	1,600	874
Termination of cash flow hedge	—	—	2,952	(2,077)
Related income tax expense	—	—	(1,033)	727

Net effect on other comprehensive income	(2,612)	(1,625)	(1,053)	(2,975)

FASB 158 pension plan:
Amortization of transition asset	(44)	—	(131)	—
Related income tax expense	16	—	52	—
Amortization of prior service cost	1	—	1	—
Related income tax benefit	—	—	—	—
Recognized net actuarial loss	150	—	444	—
Related income tax benefit	(60)	—	(177)	—

Net effect on other comprehensive income	63	—	189	—

Total change in other comprehensive income	2,222	7,586	1,887	297

Total Comprehensive Income	$28,025	$21,751	$76,609	$64,531

16. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Basic
Net Income	$25,803	$14,165	$74,722	$64,234

Average common shares outstanding	42,731,909	41,373,945	41,458,388	41,658,678

Earnings per basic common share	$0.60	$0.34	$1.80	$1.54

Diluted
Net Income	$25,803	$14,165	$74,722	$64,234

Average common shares outstanding	42,731,909	41,373,945	41,458,388	41,658,678
Equivalents from stock options	266,575	401,166	353,105	417,184

Average diluted shares outstanding	42,998,484	41,775,111	41,811,493	42,075,862

Earnings per diluted common share	$0.60	$0.34	$1.79	$1.53

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
FINANCIAL CONDITION
United’s total assets as of September 30, 2007 were $7.69 billion, an increase of $968.09 million or 14.41% from year-end 2006, primarily the result of the acquisition of Premier Community Bankshares, Inc. (Premier) on July 14, 2007. Investment securities increased $47.80 million or 3.75%, total portfolio loans increased $779.58 million or 16.22%, bank premises and equipment increased $23.92 million or 62.75%, goodwill increased $145.44 million or 86.87% and other assets increased $29.40 million or 16.52% due primarily to the Premier merger. Cash and cash equivalents decreased $54.55 million or 21.06%. The increase in total assets is reflected in a corresponding increase in total liabilities of $846.91 million or 13.92% from year-end 2006. The increase in total liabilities was due mainly to an increase of $518.03 million or 10.73% and $324.28 million or 27.45% in deposits and borrowings, respectively, mainly due to the Premier acquisition. Shareholders’ equity increased $121.18 million or 19.11% from year-end 2006 due primarily to the acquisition of Premier. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents decreased $54.55 million or 21.06% during the first nine months of 2007. Of this total decrease, cash and due from banks decreased $50.33 million or 23.14% and federal funds sold decreased $6.13 million or 32.99%. Interest-bearing deposits with other banks increased $1.91 million or 8.33%. During the first nine months of 2007, net cash of $67.82 million was provided by operating activities. Net cash of $78.27 million and $44.11 million was used in investing and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2007 and 2006.
Securities
Total investment securities at September 30, 2007 increased $47.80 million or 3.75% from year-end 2006. Premier added approximately $36 million in investment securities, including purchase accounting amounts, at merger. Securities available for sale increased $88.30 million or 8.74%. This change in securities available for sale reflects $502.61 million in sales, maturities and calls of securities, $558.41 million in purchases, and an increase of $2.72 million in market value. Premier added approximately $31 million in available for sale securities. Securities held to maturity decreased $54.04 million or 25.46% from year-end 2006 due to calls and maturities of securities. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale decreased $1.09 million or 53.26% as loan sales in the secondary market exceeded originations during the first nine months of 2007. Portfolio loans, net of unearned income, increased $779.58 million or 16.22% from year-end 2006 mainly as a result of the Premier acquisition which added approximately $751 million, including purchase accounting amounts, in portfolio loans. Since year-end 2006, commercial real estate loans and commercial loans (not secured by real estate) increased $296.87 million or 25.90% and $117.68 million or 12.34%, respectively. Loans secured by other real estate increased $69.16 million or 57.65%, construction loans increased $117.07 million or 22.38%, single-family residential real estate loans increased $156.72 million or 9.11%, and consumer loans increased $22.03 million or 6.30%. The increases were due primarily to the Premier merger.

The table below summarizes the changes in the loan categories since year-end 2006:

	September 30	December 31
(Dollars in thousands)	2007	2006	$ Change	% Change
Loans held for sale	$954	$2,041	$(1,087)	(53.26%)

Commercial, financial, and agricultural	$1,071,706	$954,024	$117,682	12.34%
Real Estate:
Single family residential	1,877,510	1,720,794	156,716	9.11%
Commercial	1,442,874	1,146,007	296,867	25.90%
Construction	640,116	523,042	117,074	22.38%
Other	189,137	119,973	69,164	57.65%
Consumer	371,902	349,868	22,034	6.30%
Less: Unearned income	(6,919)	(6,961)	42	(0.60%)

Total Loans, net of unearned income	$5,586,326	$4,806,747	$779,579	16.22%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Goodwill
Goodwill increased $145.44 million or 86.87% since December 31, 2006. The Premier acquisition added approximately $148 million. Goodwill was reduced in the third quarter of 2007 by $2.28 million due to expiration of the statute of limitations for income tax matters related to a prior acquisition that were previously recorded as a part of the purchase price allocation.
Other Assets
Other assets increased $29.40 million or 16.52% from year-end 2006. The Premier merger added approximately $12 million in other assets at merger plus an additional $11.11 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $10.56 million as approximately $7 million was acquired from Premier while the remaining increase was due to an increase in the cash surrender value. Investment in nonconsolidated subsidiaries increased $3.76 million during the year due to two new statutory trust subsidiaries formed in the third quarter of 2007 for the purpose of participating in pools of trust preferred capital securities.
Deposits
Total deposits at September 30, 2007 increased $518.03 million or 10.73% since year-end 2006 as a result of the Premier acquisition. Premier added approximately $717 million in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits decreased $28.51 million or 3.16% while interest-bearing deposits increased $546.55 million or 13.92% from year-end 2006.
The decrease in noninterest-bearing deposits was due mainly to a decrease in official checks of $44.42 million as a result of a large amount of loan proceeds checks at year-end 2006. Commercial noninterest-bearing deposits increased $22.05 million or 3.85% due mainly to the Premier acquisition. Personal noninterest-bearing deposits declined $3.23 million or 1.31% as customers shifted money into interest-bearing products.

The increase in interest-bearing deposits was due mainly to the Premier merger as all major categories of interest-bearing deposits increased. Time deposits under $100,000 increased $272.26 million, time deposits over $100,000 increased $163.69 million, interest-bearing money market accounts (MMDAs) increased $60.23 million, NOW accounts increased $34.40 million and regular savings increased $15.96 million.
The following table summarizes the changes in the deposit categories since year-end 2006:

	September 30	December 31
(Dollars In thousands)	2007	2006	$ Change	% Change
Demand deposits	$365,005	$429,504	$(64,499)	(15.02%)
Interest-bearing checking	194,028	159,628	34,400	21.55%
Regular savings	333,602	317,642	15,960	5.02%
Money market accounts	1,925,523	1,829,300	96,223	5.26%
Time deposits under $100,000	1,590,102	1,317,839	272,263	20.66%
Time deposits over $100,000	937,966	774,279	163,687	21.14%

Total deposits	$5,346,226	$4,828,192	$518,034	10.73%

Borrowings
Total borrowings at September 30, 2007 increased $324.28 million or 27.45% during the first nine months of 2007. Premier added approximately $114 million at merger. Since year-end 2006, short-term borrowings increased $48.35 million or 7.09% due to an increase of $114.35 million in securities sold under agreements to repurchase. This increase was partially offset by reductions of $45 million in overnight FHLB borrowings and $19.32 million in federal funds purchased. Premier added approximately $20 million in short-term borrowings at merger. Long-term borrowings increased $275.93 million or 55.27% since year-end 2006 as long term FHLB advances increased $154.77 million or 37.39%. Premier added approximately $55 million in FHLB advances. During the third quarter of 2007, United participated in two pools of trust preferred capital securities totaling $80 million with the proceeds invested in junior subordinated debt securities of United. The proceeds of the issuance were used to help fund the cash portion of the acquisition price for Premier. In addition, United assumed approximately $39 million of junior subordinated debt securities in the Premier merger.
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

The table below summarizes the change in the borrowing categories since year-end 2006:

	September 30	December 31
(Dollars In thousands)	2007	2006	$ Change	% Change
Federal funds purchased	$78,405	$97,720	$(19,315)	(19.77%)
Securities sold under agreements to repurchase	575,206	460,858	114,348	24.81%
Overnight FHLB advances	75,000	120,000	(45,000)	(37.50%)
TT&L note option	2,007	3,688	(1,681)	(45.58%)
Long-term FHLB advances	568,672	413,899	154,773	37.39%
Issuances of trust preferred capital securities	206,308	85,301	121,007	141.86%
Obligation under a capital lease agreement	151	—	151	100.00%

Total borrowings	$1,505,749	$1,181,466	$324,283	27.45%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2007 increased $5.07 million or 7.79% from year-end 2006. Premier added approximately $12 million at merger. Otherwise, the derivative liability associated with interest rate swaps increased $1.70 million due to a change in value. Partially offsetting these increases was a decrease of $8.99 million in income taxes payable due to a timing difference in payments.
Shareholders’ Equity
Shareholders’ equity at September 30, 2007 increased $121.18 million or 19.11% from year-end 2006 mainly as a result of the Premier acquisition. The Premier transaction added approximately $102 million as 2,684,068 shares were issued from treasury for the merger at a cost of $93.71 million. Earnings net of dividends declared for the first nine months of 2007 were $39.81 million.
During the first nine months of 2007, a total of 718,500 shares at a cost of $24.87 million were repurchased under a plan approved by United’s Board of Directors in May of 2006 to repurchase up to 1.7 million shares of United’s common stock on the open market. Since its inception, United has repurchased a total of 1,377,800 shares under the plan as of September 30, 2007.
Accumulated other comprehensive income increased $1.89 million due mainly to an increase of $1.77 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio, which was partially offset by a decrease of $1.05 million, net of deferred income taxes, in the fair value adjustments on cash flow hedges.
RESULTS OF OPERATIONS
Overview
Net income for the first nine months and third quarter of 2007 was $74.72 million or $1.79 per diluted share and $25.80 million or $0.60 per diluted share, respectively. As previously mentioned, United completed its acquisition of Premier Community Bankshares, Inc. (Premier) during the third quarter of 2007. The financial results of Premier are included in United’s results from the July 14, 2007 acquisition date.
Net income for the first nine months and third quarter of 2006 was $64.23 million or $1.53 per diluted share and $14.17 million or $0.34 per diluted share, respectively. The results for the third quarter of 2006 included significant charges to prepay certain Federal Home Loan Bank (FHLB) long-term advances and terminate interest rate swaps associated with these advances. In addition to these significant charges, the results for the first nine months of 2006 included the results of a repositioning of United’s balance sheet in the first quarter of 2006. The balance sheet repositioning resulted in a loss from the sale of investment securities and a gain on the termination of an interest rate swap associated with the prepayment of an FHLB advance. Further information is provided in a more detailed discussion below.
United’s annualized return on average assets for the first nine months of 2007 was 1.45% and return on average shareholders’ equity was 14.81% as compared to 1.29% and 13.38% for the first nine months of 2006. For the third quarter of 2007, United’s annualized return on average assets was 1.37% while the return on average equity was 13.91% as compared to 0.85% and 8.83%, respectively, for the third quarter of 2006.
Tax-equivalent net interest income for the first nine months of 2007 was $176.90 million which was flat from the prior year’s first nine months. Tax-equivalent net interest income increased $4.50 million or 7.65% for the third quarter of 2007 as compared to the same period of 2006. The provision for credit losses was $2.75 million for the first nine months of 2007 as compared to $1.17 million for the first nine months of 2006. For the quarters ended September 30, 2007 and 2006, the provision for credit losses was $1.55 million and $571 thousand, respectively.
Noninterest income was $48.77 million for the first nine months of 2007, up $14.47 million from the first nine months of 2006. Included in total noninterest income for the first nine months of 2007 was a before-tax gain of $787 thousand on the termination of interest rate swaps associated with the prepayment of FHLB advances as compared to a before-tax loss of $4.60 million for the first nine months of 2006. In addition, United’s income from investment security transactions increased $3.57 million for the first nine months of 2007 as compared to the same period last year as United incurred a net loss on security transactions of $2.93 million in the first quarter of 2006 due to an other than temporary impairment on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of its balance sheet repositioning. For the third quarter of 2007, noninterest income was $17.33 million, an increase of $11.11 million from the third quarter of 2006. The increase resulted mainly from a before-tax loss of $7.66 million on the termination of an interest rate swap associated with the prepayment of an FHLB advance during the third quarter of 2006.
Noninterest expense decreased $1.55 million or 1.48% for the first nine months of 2007 compared to the same period in 2006. Results for the first nine months of 2007 included $1.33 million of expenses and integration costs related to the Premier merger. Results for the first nine months of 2007 and 2006 both included penalties to prepay FHLB advances of $786 thousand and $8.26 million, respectively. For the third quarter of 2007, noninterest expense decreased $1.19 million or 2.96% from the third quarter of 2006. Included in the results for the third quarter of 2007 were expenses related to the Premier merger while the results for the third quarter of 2006 included penalties to prepay FHLB advances. Merger expenses and related integration costs of the Premier acquisition were $1.01 million for the third quarter of 2007. United’s effective tax rate was 30.55% and 31.74% for the first nine months of 2007 and 2006, respectively, and 28.06% and 30.42% for the third quarter of 2007 and 2006, respectively. During the third quarter of 2007, United reduced its income tax reserve by $1.06 million due to the expiration of the statute of limitations for examinations of certain years which resulted in a lower estimated effective tax rate for 2007.
Net Interest Income
Tax-equivalent net interest for the first nine months of 2007 was $176.90 million which was virtually flat from the prior year’s first nine months. Average earning assets increased $148.39 million or 2.43% as average net loans increased $255.16 million or 5.45% due mainly to the Premier acquisition. In addition, the average yield on earning assets for the first nine months of 2007 increased 31 basis points from the first nine months of 2006 due to higher interest rates. However, as a result of the higher interest rates, the average cost of funds for the first nine months of 2007 increased 41 basis points from the first nine months of 2006. In addition, for the nine months ended September 30, 2007, interest income from United’s asset securitization decreased $1.22 million or 34.07% from the same period in 2006. The net interest margin for the first nine months of 2007 was 3.78%, down 9 basis points from a net interest margin of 3.87% during the same period last year.
Tax-equivalent net interest income for the third quarter of 2007 was $63.32 million, an increase of $4.50 million or 7.65% from the third quarter of 2006. This increase in tax-equivalent net interest income was primarily attributable to a $672.12 million or 11.08% increase in average earning assets resulting primarily from the Premier acquisition. Average net loans increased $663.08 million or 14.03% while average investment securities declined $26.13 million or 2.01%. In addition, the average yield on earning assets for the third quarter of 2007 increased 20 basis points from the third quarter of 2006. Partially offsetting these increases to net interest income was a 26 basis point increase in the cost of funds from the third quarter of 2006. The net interest margin for the third quarter of 2007 was 3.75%, down 12 basis points from a net interest margin of 3.87% for the third quarter of 2006.
On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2007 increased $6.42 million or 11.27% from the second quarter of 2007. This increase in tax-equivalent net interest income was due primarily to a $736.72 million or 12.28% increase in average earning assets resulting mainly from the Premier acquisition. Average net loans increased $672.06 million or 14.25% and average investment securities increased $37.20 million or 3.00%. In addition, the average yield on earning assets increased 11 basis points for the quarter. Partially offsetting these increases to net interest income was an 8 basis point increase in the cost of funds from the second quarter of 2007. The net interest margin for the third quarter of 2007 of 3.75% was a decrease of 5 basis points from the net interest margin of 3.80% for the second quarter of 2007.

Tables 1 and 2 below show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.
Table 1

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$73,025	$876	4.76%	$37,862	$515	5.41%
Investment Securities:
Taxable	1,055,455	13,832	5.24%	1,074,752	13,934	5.19%
Tax-exempt (1) (2)	221,351	4,549	8.22%	228,185	4,918	8.62%

Total Securities	1,276,806	18,381	5.76%	1,302,937	18,852	5.79%
Loans, net of unearned income (1) (2) (3)	5,436,915	102,262	7.47%	4,768,835	86,959	7.25%
Allowance for loan losses	(49,088)			(44,087)

Net loans	5,387,827		7.54%	4,724,748		7.31%

Total earning assets	6,737,658	$121,519	7.17%	6,065,547	$106,326	6.97%

Other assets	759,307			560,501

TOTAL ASSETS	$7,496,965			$6,626,048

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,391,017	$40,176	3.63%	$3,897,572	$32,312	3.29%
Short-term borrowings	712,609	8,220	4.58%	680,201	7,142	4.17%
Long-term borrowings	714,870	9,801	5.44%	497,516	8,052	6.42%

Total Interest-Bearing Funds	5,818,496	58,197	3.97%	5,075,289	47,506	3.71%

Noninterest-bearing deposits	876,034			852,850
Accrued expenses and other liabilities	66,534			61,216

TOTAL LIABILITIES	6,761,064			5,989,355
SHAREHOLDERS’ EQUITY	735,901			636,693

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,496,965			$6,626,048

NET INTEREST INCOME		$63,322			$58,820

INTEREST SPREAD			3.20%			3.26%

NET INTEREST MARGIN			3.75%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$51,807	$1,980	5.11%	$39,856	$1,235	4.14%
Investment Securities:
Taxable	1,041,117	40,446	5.18%	1,147,628	43,371	5.04%
Tax-exempt (1) (2)	221,716	13,631	8.20%	233,930	15,062	8.59%

Total Securities	1,262,833	54,077	5.71%	1,381,558	58,433	5.64%
Loans, net of unearned income (1) (2) (3)	4,982,200	275,883	7.40%	4,725,633	250,216	7.08%
Allowance for loan losses	(45,560)			(44,153)

Net loans	4,936,640		7.47%	4,681,480		7.14%

Total earning assets	6,251,280	$331,940	7.10%	6,102,894	$309,884	6.79%

Other assets	624,307			558,016

TOTAL ASSETS	$6,875,587			$6,660,910

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,040,301	$107,574	3.56%	$3,792,935	$84,807	2.99%
Short-term borrowings	679,128	22,846	4.50%	776,772	23,029	3.96%
Long-term borrowings	582,512	24,619	5.65%	512,314	25,111	6.55%

Total Interest-Bearing Funds	5,301,941	155,039	3.91%	5,082,021	132,947	3.50%

Non-interest bearing deposits	831,739			875,556
Accrued expenses and other liabilities	67,190			61,668
TOTAL LIABILITIES	6,200,870			6,019,245
SHAREHOLDERS’ EQUITY	674,717			641,665

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,875,587			$6,660,910

NET INTEREST INCOME		$176,901			$176,937

INTEREST SPREAD			3.19%			3.29%

NET INTEREST MARGIN			3.78%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
At September 30, 2007, nonperforming loans were $22.79 million or 0.41% of loans, net of unearned income compared to nonperforming loans of $14.19 million or 0.30% of loans, net of unearned income at December 31, 2006, respectively. The increase was due largely to nonperforming loans of $5.63 million added from the Premier merger. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At September 30, 2007, nonaccrual loans were $8.96 million, an increase of $3.20 million from $5.76 million at year-end 2006. Premier added $2.23 million in nonaccrual loans. Loans past due 90 days or more were $13.83 million at September 30, 2007, an increase of $5.40 million from $8.43 million at year-end 2006. Premier added $3.40 million in loans past due 90 days or more. Otherwise, the additional increase in nonaccrual loans and loans past due 90 days or more were due mainly to the addition of certain residential real estate construction credits originated by a former United loan officer with an outstanding balance of $3.67 million being either 90-plus days delinquent or on nonaccrual status as of September 30, 2007. Total nonperforming assets of $28.12 million, including OREO of $5.34 million at September 30, 2007, represented 0.37% of total assets at the end of the third quarter which compares favorably to United’s most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) percentage of 0.45%. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At September 30, 2007, impaired loans were $29.85 million, which was an increase of $7.89 million from the $21.96 million in impaired loans at December 31, 2006. This increase in impaired loans was due primarily to the addition of two large collateralized commercial credits with a total balance of $7.32 million and to an increase of $2.92 million from the above mentioned certain residential real estate construction credits. Charge-offs of $1.30 million and $3.02 million were recognized on the real estate construction credits during the third quarter and first nine months of 2007, respectively, which were previously reported as impaired with specific allowances allocated in the company’s allowance for credit losses. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements and therefore, specific allowances in the company’s allowance for credit losses have been allocated for all of these loans. For further details regarding impaired loans, see Note 6 to the unaudited Consolidated Financial Statements.
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
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At September 30, 2007, the allowance for credit losses was $58.62 million as compared to $52.37 million at December 31, 2006. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.05% at September 30, 2007 and 1.09% of loans, net of unearned income at December 31, 2006. The ratio of the allowance for credit losses to nonperforming loans was 257.3% and 369.2% at September 30, 2007 and December 31, 2006, respectively.
The provision for credit losses for the first nine months of 2007 and 2006 was $2.75 million and $1.17 million, respectively. For the quarters ended September 30, 2007 and 2006, the provision for credit losses was $1.55 million and $571 thousand, respectively. Net charge-offs for the first nine months of 2007 were $4.15 million as compared to $1.50 million for the first nine months of 2006. Net charge-offs were $1.80 million for the third quarter of 2007 as compared to net charge-offs of $930 thousand for the same quarter in 2006. Annualized net charge-offs as a percentage of average loans were 0.13% and 0.11% for the third quarter and first nine months of 2007, respectively. These ratios also compare favorably to United’s most recently reported peer group banking companies’ net charge-offs to average loans percentage of 0.18% for the quarter and 0.21% year-to-date. The increase in net charge-offs from last year’s third quarter and first nine months was due mainly to the charge-offs of $1.30 million and $3.02 million for the third quarter and first nine months of 2007 on the residential real estate construction credits mentioned above. Note 5 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
United’s formal company-wide process at September 30, 2007 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans increased by $4.5 million due to the impact of the acquired loans from Premier, increased loan outstandings net of the acquisition and higher qualitative factors. Consumer loans increased $221 thousand also as a result of the Premier acquisition. The real estate construction loan pool allocations rose during the first nine months by $2.4 million primarily due to the Premier acquisition and a special allocation of $834 million related to the single family residential construction loan pool. The components of the allowance allocated to real estate loans decreased by $204 thousand due to reductions in high loan to value outstandings, as well as changes in loan volume and qualitative factors. The unfunded commitments liability decreased by $478 thousand to $8.3 million.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $4.1 million at September 30, 2007 and $3.0 million at December 31, 2006. Compared to the prior year-end, this element of the allowance increased by $1.1 million due to the combination of the Premier acquisition and higher specific allocations in the commercial and real estate construction and development loan pools.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at September 30, 2007 by $177 thousand to $1.5 million. This represents only 2.53% of the bank’s total allowance for credit loss and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $58.62 million at September 30, 2007 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Noninterest income was $48.77 million for the first nine months of 2007, up $14.47 million when compared to the first nine months of 2006. Included in total noninterest income for the first nine months of 2007 was a before-tax gain of $787 thousand on the termination of interest rate swaps associated with the prepayment of FHLB advances as compared to a before-tax loss of $4.60 million for the first nine months of 2006. In addition, United’s income from investment security transactions increased $3.57 million for the first nine months of 2007 as compared to the same period last year as United incurred a net loss on security transactions of $2.93 million in the first quarter of 2006 due to an other than temporary impairment on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of its balance sheet repositioning. Excluding the results of the interest rate swap terminations and investment security transactions, noninterest income for the first nine months of 2007 would have increased $5.52 million or 13.14% from the first nine months of 2006.
For the third quarter of 2007, noninterest income was $17.33 million, an increase of $11.11 million from the third quarter of 2006. The increase was mainly due to a before-tax loss of approximately $7.66 million in the third quarter of 2006 on the termination of interest rate swaps associated with the prepayment of FHLB advances. Excluding the amounts associated with interest rate swap terminations and security transactions, noninterest income for the third quarter of 2007 would have increased $3.15 million or 22.47% from the third quarter of 2006.
The rise in noninterest income in the first nine months of 2007 from the same period in 2006 was due in large part to an increase of $2.56 million or 11.86% in fees from deposit services mainly as a result of United’s High Performance Checking program and the Premier acquisition. For the third quarter of 2007, fees from deposit services increased $1.72 million or 23.35% as compared to the same period in 2006. In particular, insufficient funds (NSF) fees increased $2.12 million and $1.35 million during the first nine months and third quarter of 2007, respectively, and check card fees increased $821 thousand and $391 thousand, respectively. Deposit service charges and account analysis fees declined $266 thousand and $243 thousand, respectively, for the first nine months of 2007 as compared to the same period in 2006. For the third quarter of 2007, deposit service charges and account analysis fees declined $60 thousand and $94 thousand, respectively, compared to the third quarter of 2006.
Revenue from trust and brokerage services for the first nine months of 2007 grew $1.24 million or 12.58% from the first nine months of 2006. For the third quarter of 2007, revenue from trust and brokerage services grew $598 thousand or 18.75% from the prior year’s third quarter. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Income from bank-owned life insurance increased $680 thousand or 20.70% for the first nine months of 2007 as compared to last year’s first nine months due to an increase in the cash surrender value, but was relatively flat for the third quarter of 2007 as compared to the third quarter of 2006.
Mortgage banking income decreased $168 thousand or 27.32% for the first nine months of 2007 from the same period in 2006 due to fewer sales. Mortgage loan sales were $32.19 million in the first nine months 2007 as compared to $40.90 million in the first nine months of 2006. Mortgage banking income for the third quarter of 2007 decreased $112 thousand or 47.46% when compared to the same period in 2006 due once again to fewer sales. Mortgage loan sales were $9.47 million in the third quarter of 2007 as compared to $18.60 million in the third quarter of 2006.
Fees from bankcard transactions increased $507 thousand or 12.64% and $310 thousand or 22.03% for the first nine months and third quarter of 2007 as compared to the same time periods last year due to increased volume.
Other income increased $637 thousand and $443 thousand for the first nine months and third quarter of 2007, respectively. Income from the outsourcing of official checks processing for the first nine months and third quarter of 2007 increased $477 thousand and $101 thousand, respectively, over the same periods last year.
On a linked-quarter basis, noninterest income increased $801 thousand from the second quarter of 2007. Included in the results from the second quarter of 2007 was the previously mentioned before-tax gain of $787 thousand on the termination of interest rate swaps associated with the prepayment of FHLB advances. Excluding the results of the interest rate swap terminations and investment security transactions, noninterest income for the third quarter of 2007 would have increased $1.58 million or 10.15% from the second quarter of 2007 as deposit service fees increased $1.22 million or 15.48% and bankcard transaction fees increased $272 thousand or 18.85%.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes.
For the first nine months of 2007, noninterest expenses decreased $1.55 million or 1.48% from the first nine months of 2006. Results for the first nine months of 2007 included expenses related to the Premier merger. Results for the first nine months of 2007 and 2006 both included penalties to prepay FHLB advances. Merger expenses and related integration costs of the Premier acquisition were $1.33 million for the first nine months of 2007. United incurred before-tax penalties of $786 thousand and $8.26 million to prepay FHLB advances during the first nine months of 2007 and 2006, respectively.
Noninterest expenses decreased $1.19 million or 2.96% for the third quarter of 2007 compared to the same period in 2006. Included in the results for the third quarter of 2007 were expenses related to the Premier merger while the results for the third quarter of 2006 included penalties to prepay FHLB advances. Merger expenses and related integration costs of the Premier acquisition were $1.01 million for the third quarter of 2007. United incurred before-tax penalties of approximately $8.26 million to prepay FHLB advances during the third quarter of 2006.
Salaries and benefits expense for the first nine months of 2007 was flat from the first nine months of 2006, increasing $41 thousand or less than 1%. Salaries increased $1.83 million or 5.06% due mainly to the additional employees from the Premier merger while benefits expense decreased $1.13 million or 12.21% due to a decrease of $1.99 million in pension expense. During the third quarter of 2006, United made a significant contribution to its pension plan as allowed by the Pension Protection Act of 2006. This large contribution has resulted in decreased pension expense for United in the year 2007 as compared to 2006. Salaries and benefits expense for the third quarter of 2007 increased $1.71 million or 10.88% from the third quarter of 2006. Salaries increased $1.52 million or 12.21% due mainly to the additional employees from the Premier merger. Pension expense for the third quarter of 2007 decreased $565 thousand from the same period in 2006.
Net occupancy expense for the first nine months and third quarter of 2007 increased $935 thousand or 9.89% and $792 thousand or 26.13% from the first nine months and third quarter of 2006, respectively. The increases were due mainly to additional building depreciation, building rental expense, and real property taxes from the branches added in the Premier merger.
Data processing expense increased $1.97 million or 44.56% and $971 thousand or 65.74% for the first nine months and third quarter of 2007, respectively, as compared to the first nine months and third quarter of 2006. The increases were primarily due to additional outsourcing of processing functions and a change in processing procedures in addition to the Premier merger. The outsourcing of functions was partially offset by a reduction in personnel expense while the change in processing procedures is expected to result in future cost savings as United meets the requirements of Check 21.
Other expenses increased $2.36 million or 8.56% and $2.91 million or 32.81% for the first nine months and third quarter of 2007 as compared to the first nine months and third quarter of 2006. Included in other expenses for 2007 are merger and related integration costs of $1.33 million and $1.01 million for the Premier acquisition. In addition, amortization of core deposit intangibles for the first nine months and third quarter of 2007 increased $337 thousand and $542 thousand, respectively, from the same time periods in 2006 due to the Premier merger. Other expenses of note that increased for the first nine months and third quarter of 2007 from last year’s results were loan collection, armored carrier, postage, ATM and bankcard processing costs. Marketing and related costs of United’s High Performance Checking program declined $759 thousand and $55 thousand in the first nine months and third quarter of 2007, respectively, as compared to the first nine months and third quarter of 2006.
On a linked-quarter basis, noninterest expense for the third quarter of 2007 increased $6.53 million from the second quarter of 2007 due mainly to the Premier merger. Accordingly, most major categories of noninterest expense showed increases. In particular, salaries and employee benefits expense increased $2.82 million, net occupancy expense increased $709 thousand, equipment expense increased $702 thousand, core deposit amortization increased $618 thousand and armored carrier expense increased $468 thousand all mainly the result of the Premier merger. Merger expenses and related integration costs of the Premier acquisition were $1.01 million for the third quarter of 2007 as compared to $263 thousand for the second quarter of 2007. Included in noninterest expense for the second quarter of 2007 was a before-tax penalty of $786 thousand to prepay approximately $28.9 million of a $100 million long-term convertible FHLB advance.
As previously discussed in Note 11 of the unaudited Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate any unvested options under United’s existing stock option plans and the fact that no new options have been granted during 2006 and the first nine months of 2007, United did not recognize any compensation cost for the third quarter and first nine months of 2007 and 2006.
The 2006 Stock Option Plan was approved by United’s shareholders on May 15, 2006. As of September 30, 2007, no stock options have been granted under the 2006 Stock Option Plan. Any stock options granted under the 2006 Stock Option Plan in the future will be subject to the provisions of SFAS 123R. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
Income Taxes
For the first nine months of 2007 and 2006, income taxes were $32.88 million and $29.86 million, respectively. For the third quarter of 2007, income taxes were $10.06 million as compared to $6.19 million for the third quarter of 2006. During the third quarter of 2007, United reduced its income tax reserve by $1.06 million due to the expiration of the statute of limitations for examinations of certain years. United’s effective tax rates for the first nine months of 2007 and 2006 were 30.55% and 31.74%, respectively. For the quarters ended September 30, 2007 and 2006, United’s effective tax rates were 28.06% and 30.42%, respectively.
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
On January 1, 2007, United adopted the provisions of FIN 48. As of September 30, 2007, United recorded a liability for uncertain tax positions, including interest and penalties, of $5.9 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
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
For the nine months ended September 30, 2007, cash of $67.82 million was provided by operating activities. Net cash of $78.27 million was used in investing activities which was mainly due to net cash paid of $35.78 million for the acquisition of Premier and net cash used for loan growth of $32.14 million. During the first nine months of 2007, net cash of $44.11 million was used in financing activities due primarily to a decline in deposits of $198.83 million and the repayment of overnight FHLB borrowings and federal funds purchased in the amount of $45 million and $38.67 million, respectively. Other uses of cash for financing activities included payment of $34.34 million and $24.89 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included an increase in securities sold under agreements to repurchase of $114.35 million and net proceeds of $99.77 million and $82.48 million, respectively, from long-term FHLB borrowings and trust preferred issuances. The net effect of cash flow activities was a decrease in cash and cash equivalents of $54.55 million for the first nine months of 2007.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.26% at September 30, 2007 and 11.15% at December 31, 2006, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.18% and 8.84%, respectively, at September 30, 2007, are also well above regulatory minimum requirements.
Total shareholders’ equity was $755.27 million, an increase of $121.18 million or 19.11% from December 31, 2006. United’s equity to assets ratio was 9.83% at September 30, 2007 as compared to 9.44% at December 31, 2006. The primary capital ratio, capital and reserves to total assets and reserves, was 10.51% at September 30, 2007 as compared to 10.14% at December 31, 2006. United’s average equity to average asset ratio was 9.82% and 9.61% for the quarters ended September 30, 2007 and 2006, respectively. For the first nine months of 2007 and 2006, the average equity to average assets ratio was 9.81% and 9.63%, respectively. All of these financial measurements reflect a financially sound position.
During the third quarter of 2007, United’s Board of Directors declared a cash dividend of $0.28 per share. Cash dividends were $0.84 per common share for the first nine months of 2007. Total cash dividends declared were $12.09 million for the third quarter of 2007 and $34.91 million for the first nine months of 2007, an increase of 8.34% and 3.59% over comparable periods of 2006. The year 2007 is expected to be the thirty-fourth consecutive year of dividend increases to United shareholders.

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
The following table shows United’s estimated earnings sensitivity profile as of September 30, 2007 and December 31, 2006:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	September 30, 2007	December 31, 2006
+200	2.07%	3.04%
+100	1.09%	1.50%
-100	-0.29%	-0.76%
-200	-3.50%	-5.11%
At September 30, 2007, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.09% over one year as compared to an increase of 1.50% at December 31, 2006. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by a estimated 2.07% over one year as of September 30, 2007, as compared to an increase of 3.04% as of December 31, 2006. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by a estimated 0.29% over one year as of September 30, 2007, as compared to a decrease of 0.76% as of December 31, 2006. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.50% over one year as compared to a decrease of 5.11% over one year as of December 31, 2006.
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
At September 30, 2007, the principal balances of the residential mortgage loans held in the securitization trust were approximately $7.89 million. Principal amounts owed to third party investors and to United in the securitization were approximately $3.00 million and $4.89 million, respectively, at September 30, 2007. The weighted average term to maturity of the underlying mortgages approximated 12.5 years as of September 30, 2007. During the three and nine months ended September 30, 2007, United received cash of $780 thousand and $2.37 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	September 30,	December 31,
	2007	2006
Total principal amount of loans	$7,890	$10,382
Principal amount of loans 60 days or more past due	135	114
Year-to-date average balances	9,192	13,000
Year-to-date net credit (recoveries) losses	(73)	369
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

At September 30, 2007, United’s mortgage related securities portfolio had an amortized cost of $796 million, of which approximately $712 million or 89% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.3 years and a weighted average yield of 4.69%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would extend to 2.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.41%, less than the price decline of a 3 year Treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.
United had approximately $15 million in 30-year mortgage backed securities with a projected yield of 6.63% and a projected average life of 4.5 years on September 30, 2007. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remaining 9% of the mortgage related securities portfolio at September 30, 2007, included adjustable rate securities (ARMs), balloon securities, and 10-year and 15-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2007, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2007 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the first nine months of 2007 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2007:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet
	of Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased (1)	per Share	Announced Plans (2)	the Plans (2)

7/01 — 7/31/2007	105,024	$31.48	105,000	322,200
8/01 — 8/31/2007	13	$32.22	—	322,200
9/01 — 9/30/2007	28	$29.42	—	322,200

Total	105,065	$31.48	105,000

(1)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended September 30, 2007, the following shares were purchased for the deferred compensation plan: July 2007 — 24 shares at an average price of $34.92; August 2007 — 13 shares at an average price of $32.22; and September 2007 — 28 shares at an average price of $29.42.

(2)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
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

UNITED BANKSHARES, INC. (Registrant)
Date: November 7, 2007	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: November 7, 2007	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer, Secretary and Chief Financial Officer