Form 10-K
period 2007-12-31
UNITED BANKSHARES INC/WV
filed 2008-02-27
CIK 729986

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2007, was approximately $1,093,779,280.
     As of January 31, 2008, United Bankshares, Inc. had 43,253,638 shares of common stock outstanding with a par value of $2.50.
Documents Incorporated By Reference
     Definitive Proxy Statement dated April 10, 2008 for the 2008 Annual Shareholders’ Meeting to be held on May 19, 2008, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)
As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2007, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.
FORM 10-K, PART I
Item 1. BUSINESS
Organizational History and Subsidiaries
     United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-seven banking institutions. At December 31, 2007, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.
Employees
     As of December 31, 2007, United and its subsidiaries had approximately 1,537 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.
Web Site Address
     United’s web site address is “www.ubsi-inc.com”. United makes available free of charge on its web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after United files such reports with the Securities and Exchange Commission (SEC). The reference to United’s web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document. These reports are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Business of United
     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2007, United’s consolidated assets approximated $8.0 billion and total shareholders’ equity approximated $761 million.
     United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B — Notes to Consolidated Financial Statements for a discussion of United’s acquisition of Premier Community Bankshares, Inc. on July 14, 2007.
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
Lending Activities
     United’s loan portfolio, net of unearned income, increased $986.7 million to $5.79 billion in 2007 mainly as a result of the acquisition of Premier Community Bankshares, Inc. which added approximately $751 million, including purchase accounting amounts, in portfolio loans. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial real estate loans and commercial loans (not secured by real estate) increased $361.5 million or 31.6% and $256.0 million or 26.8%, respectively. Single-family residential real estate loans increased $161.7 million or 9.4%, loans secured by other real estate increased $119.9 million or 100.0%, construction loans increased $78.3 million or 15.0%, and consumer loans increased $9.4 million or 2.7%.
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
Real Estate Loans
     Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial loan portfolio. Real estate mortgage loans to consumers are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. The loans generally do not exceed an 80% loan to value ratio at the loan origination date and most are at a variable rate of interest. These loans are considered to be of normal risk. Also included in the category of real estate mortgage loans are home equity loans.
     As of December 31, 2007, approximately $345.8 million or 6.0% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.
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
Loan Concentrations
     United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $3.2 billion as of December 31, 2007. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, Virginia and Maryland. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2007, approximately $1.1 billion or 18.1% of United’s total loan portfolio were for the purpose of renting and leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
Secondary Markets
     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2007, the balance of mortgage loans being serviced by United for others was insignificant.
     United Bank (WV) engages in the origination and acquisition of residential real estate loans for resale. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets. United Bank (WV)’s originations are predominately in its West Virginia markets. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts basis.
     During 2007, United originated $37.4 million of real estate loans for sale in the secondary market and sold $38.2 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2007 were $530 thousand.
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
     United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. United has a small amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of primarily “AAA” rated municipal securities. Interest and dividends on securities for the years of 2007, 2006, and 2005 were $68.3 million, $72.0 million, and $69.6 million, respectively. For the year of 2007, United recognized net losses of $68 thousand. In the year of 2006, United recognized net losses of $3.2 million due mainly to an other-than-temporary impairment of $2.9 million on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of a balance sheet repositioning in the first quarter of 2006. United recognized net gains of $695 thousand for the year of 2005.

Competition
     United faces a high degree of competition in all of the markets it serves. These markets may generally be defined as Wood, Kanawha, Monongalia, Jackson, Cabell, Brooke, Hancock, Ohio, Marshall, Gilmer, Harrison, Lewis, Webster, Boone, Logan, Nicholas, Fayette, Berkley, Morgan, Jefferson and Raleigh Counties in West Virginia; Lawrence, Belmont, Jefferson and Washington Counties in Ohio; Montgomery County in Maryland and Arlington, Alexandria, Albemarle, Augusta, Clarke, Fairfax, Frederick, Greene, Loudoun, Prince William, Rockingham, Shenandoah, and Warren Counties in Virginia. United competes in Ohio markets because of the close proximity to the Ohio border of certain subsidiary offices. Included in United’s West Virginia markets are the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers the above counties and MSA’s to be the primary market area for the business of its banking subsidiaries.
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
     As of December 31, 2007, there were 72 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 99 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.
Economic Characteristics of Primary Market Area
     As of December 2007, West Virginia’s unemployment rate was 4.4% while the national rate was 4.8% according to information from West Virginia’s Bureau of Employment Programs. The state unemployment rate of 4.4% for December 2007 was an increase of 2 basis points from the month of November 2007 but down 2 basis points from December 2006.The total number of unemployed state residents increased by 1,600 for the month of December as compared to the month of November. However, the total number of unemployed residents was down 1,100 from December 2006. Population outflows that have constrained faster economic growth in West Virginia may be moderating. In 2002, the U.S. Census Bureau estimated that the state’s population increased marginally. While substantially less than the national average, the increase was a substantial improvement over the six prior years, during which time the state’s population base shrank.
     United’s Virginia subsidiary banking offices are located in markets that reflect low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2007 was 3.3% which was below the U.S. December 2007 unemployment level of 4.8%, However, the 3.3% unemployment rate was a 3 basis point increase from November 2007 as the number of unemployed residents grew by 10,900. United’s Virginia subsidiary banking offices are located in four of Virginia’s ten metropolitan areas. The Northern Virginia metropolitan area’s and the Harrisonburg metropolitan area’s unemployment rates were both at 2.5% in December 2007, the lowest among Virginia’s ten metropolitan areas. The Charlottesville metropolitan area’s unemployment rate was at 2.6% in December 2007, the third lowest among Virginia’s ten metropolitan areas. The Winchester metropolitan area’s unemployment rate was 3.3% in December 2007.
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
     The deposits of United’s Banking Subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Accordingly, these Banking Subsidiaries are also subject to regulation by the FDIC.
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

Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business
     United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2013.
United operates in a highly competitive market
     United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington primarily because of their close proximity to the Ohio border and United banking offices nearby in West Virginia. In Virginia, United competes in the Northern Virginia counties of Alexandria, Arlington, Loudoun, Prince William, and Fairfax and in the Shenandoah Valley counties of Albemarle, Augusta, Clarke, Frederick, Greene, Rockingham, Shenandoah, and Warren. In addition, United has offices in Washington, D.C. In Maryland, United has offices in Montgomery county. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.
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
     United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2007, an aggregate of approximately $9.49 million and $15.53 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.
Downturn in the local economies may adversely affect its business
     United’s business is concentrated in the West Virginia, Northern Virginia and Shenandoah Valley Virginia market areas. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. A prolonged period of economic recession or other adverse economic conditions in one or both of these areas could have a negative impact on United. A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on United’s financial condition and results of operations. United can provide no assurance that conditions in its market area economies will not deteriorate in the future and that such a deterioration would not have a material adverse effect on United.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None
Item 2. PROPERTIES
Offices
     United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and fourteen (114) full service offices—fifty-four (54) offices located throughout West Virginia, fifty-seven (57) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area and three (3) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area, two in the Charles Town area and one each in Parkersburg, Morgantown, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, three in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Staunton, Waynesboro, Weyers Cave and Woodstock which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville. United leases an operations center facility in the Charleston area.

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
Stock
     As of December 31, 2007, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,320,832 were issued, including 1,086,106 shares held as treasury shares. The outstanding shares are held by approximately 6,732 shareholders of record, as well as 17,102 shareholders in street name as of January 31, 2008. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.
     In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2007, 718,500 shares were repurchased under the plan.
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
Dividends
     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.13 per share in 2007, $1.09 per share in 2006 and $1.05 per share in 2005. The payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act and the limitations imposed by the Federal Reserve Board. See “Market and Stock Prices of United” for quarterly dividend information.
     Payment of dividends by United is dependent upon receipt of dividends from its Banking Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note S — Notes to

Consolidated Financial Statements.
Market and Stock Prices of United
     United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 22, 2008, the last practicable date, was $28.27.
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
     The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

	Dividends		High	Low
2008
First Quarter through January 31, 2008	$0.29	(1)	$32.50	$24.00

2007
Fourth Quarter	$0.29		$33.61	$25.54
Third Quarter	$0.28		$32.98	$25.70
Second Quarter	$0.28		$35.37	$30.88
First Quarter	$0.28		$39.50	$33.60

2006
Fourth Quarter	$0.28		$39.71	$36.51
Third Quarter	$0.27		$38.28	$34.21
Second Quarter	$0.27		$38.41	$34.46
First Quarter	$0.27		$38.50	$34.46

(1)	On January 28, 2008, United declared a dividend of $0.29 per share, payable April 1, 2008, to shareholders of record as of March 14, 2008.
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
     The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2007, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2002 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

United Bankshares, Inc.	100.00	111.04	139.96	133.24	150.41	113.06
NASDAQ Bank Index	100.00	133.03	151.18	148.26	168.72	135.16
S&P Mid-Cap Index	100.00	135.59	157.93	177.75	196.08	211.71
Issuer Repurchases
     The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2007:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased	Average Price Paid	Part of Publicly	be Purchased Under
Period	(1) (2)	per Share	Announced Plans (3)	the Plans (3)

10/01 — 10/31/2007	29	$32.17	—	322,200
11/01 — 11/30/2007	2,867	$32.22	—	322,200
12/01 — 12/31/2007	87	$28.94	—	322,200

Total	2,983	$30.29

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2007, the following shares were exchanged by participants in United’s stock option plans: November 2007 — 2,838 shares at an average price of $30.30.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2007, the following shares were purchased for the deferred compensation plan: October 2007 — 29 shares at an average price of $32.17; November 2007 — 29 shares at an average price of $32.16; and December 2007 — 87 shares at an average price of $28.94.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1,700,000 shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6. SELECTED FINANCIAL DATA
     The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2007. The selected financial data should be read in conjuction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

Summary of Operations:
Total interest income	$438,729	$400,683	$345,278	$293,350	$272,520
Total interest expense	213,310	181,090	124,451	88,914	95,504
Net interest income	225,419	219,593	220,827	204,436	177,016
Provision for loan losses	5,330	1,437	5,618	4,520	7,475
Other income	57,749	49,033	52,625	54,231	52,084
Other expense	147,929	137,173	121,160	137,061	129,538
Income taxes	39,235	40,767	46,265	33,771	28,010
Income from continuing operations	90,674	89,249	100,409	83,315	64,077
Income from discontinued operations before income taxes	—	—	—	20,780	20,433
Income taxes	—	—	—	6,333	5,745
Income from discontinued operations	—	—	—	14,447	14,688
Net Income	90,674	89,249	100,409	97,762	78,765
Cash dividends	47,446	45,219	44,575	44,228	42,028

Per common share:
Income from continuing operations:
Basic	2.16	2.15	2.36	1.92	1.52
Diluted	2.15	2.13	2.33	1.89	1.50
Income from discontinued operations:
Basic	—	—	—	0.33	0.35
Diluted	—	—	—	0.33	0.35
Net income:
Basic	2.16	2.15	2.36	2.25	1.87
Diluted	2.15	2.13	2.33	2.22	1.85
Cash dividends	1.13	1.09	1.05	1.02	1.00
Book value per share	17.61	15.44	15.12	14.68	14.08

Selected Ratios:
Return on average shareholders’ equity	12.99%	13.90%	15.66%	15.56%	13.86%
Return on average assets	1.28%	1.34%	1.55%	1.55%	1.36%
Dividend payout ratio	52.33%	50.67%	44.39%	45.24%	53.39%

Selected Balance Sheet Data:
Average assets	$7,100,885	$6,641,224	$6,465,764	$6,295,076	$5,809,131
Investment securities	1,394,764	1,275,470	1,501,966	1,510,442	1,510,610
Loans held for sale	1,270	2,041	3,324	3,981	1,687
Total loans	5,793,484	4,806,747	4,649,829	4,418,276	3,955,234
Assets of discontinued operations	—	—	—	—	334,340
Total assets	7,994,739	6,717,598	6,728,492	6,435,971	6,387,730
Total deposits	5,349,750	4,828,192	4,617,452	4,297,563	4,138,487
Long-term borrowings	774,162	499,200	547,731	533,755	459,663
Liabilities of discontinued operations	—	—	—	—	300,754
Total liabilities	7,233,540	6,083,506	6,093,287	5,804,464	5,772,539
Shareholders’ equity	761,199	634,092	635,205	631,507	615,191

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. However, comparisons for the year of 2007 to the year of 2006 are impacted by increased levels of reported average balance sheet, income, expense, and the credit quality results due to the acquisition. In addition, United incurred merger expenses and related integration costs of $1.48 million for the year of 2007 due to the Premier acquisition which are included in other noninterest expense in United’s Consolidated Statements of Income. At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. The transaction was accounted for under the purchase method of accounting.
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
2007 COMPARED TO 2006
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2007 were $7.99 billion, an increase of $1.28 billion or 19.01% from year-end 2006, primarily the result of the acquisition of Premier Community Bankshares, Inc (Premier) on July 14, 2007. Investment securities increased $119.29 million or 9.35%, total portfolio loans increased $986.74 million or 20.53%, bank premises and equipment increased $23.57 million or 61.84%, goodwill increased $144.69 million or 86.42% and other assets increased $35.08 million or 19.72% due primarily to the Premier merger. Cash and cash equivalents decreased $28.36 million or 10.95%. The increase in total assets is reflected in a corresponding increase in total liabilities of $1.15 billion or 18.90% from year-end 2006. The increase in total liabilities was due mainly to an increase of $521.56 million or 10.80% and $628.76 million or 53.22% in deposits and borrowings, respectively, mainly due to the Premier acquisition. Shareholders’ equity increased $127.11 million or 20.05% from year-end 2006 due primarily to the acquisition of Premier. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents decreased $28.36 million or 10.95% from year-end 2006. Of this total decrease, cash and due from banks decreased $6.38 million or 2.93%, interest-bearing deposits with other banks decreased $20.92 million or 91.42%, and federal funds sold decreased $1.06 million or 5.72%. During the year of 2007, net cash of $81.46 million and $253.41 million was provided by operating and financing activities, respectively. Net cash of $363.23 million was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.
Securities
Total investment securities increased $119.29 million or 9.35% since year-end 2006. Premier added approximately $36 million in investment securities, including fair value adjustments, at merger. Securities available for sale increased $146.31 million or 14.48%. This change reflects $626.98 million in sales, maturities and calls of securities, $744.38 million in purchases and an increase of $131 thousand in market value. Securities held to maturity declined $55.07 million which was a decrease of 25.94%. This decrease was due to maturities and calls of securities within the portfolio of $57.69 million during the year of 2007. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note C to the Notes to Consolidated Financial Statements.
Loans
     Loans held for sale decreased $771 thousand or 37.78% as loan sales in the secondary market slightly exceeded loan originations during the year of 2007. Portfolio loans, net of unearned income, increased $986.74 million or 20.53% from year-end 2006 mainly the result of the Premier acquisition which added approximately $751 million, including fair value adjustments, in portfolio loans. Since year-end 2006, commercial real estate loans and commercial loans (not secured by real estate) increased $361.53 million or 31.55% and $256.03 million or 26.84%, respectively. Single-family residential real estate loans increased $161.70 million or 9.40%, construction loans increased $78.28 million or 14.97%, other real estate loans increased $119.93 million or 99.97%, and consumer loans increased $9.38 million or 2.68%. The increases were due primarily to the Premier merger.
     The table below summarizes the changes by loan category since year-end 2006:

	At December 31
(Dollars in thousands)	2007	2006	$ Change	% Change
Loans held for sale	$1,270	$2,041	$(771)	(37.78%)

Commercial, financial, and agricultural	$1,210,049	$954,024	$256,025	26.84%
Real Estate:
Single family residential	1,882,498	1,720,794	161,704	9.40%
Commercial	1,507,541	1,146,007	361,534	31.55%
Construction	601,323	523,042	78,281	14.97%
Other	239,907	119,973	119,934	99.97%
Consumer	359,243	349,868	9,375	2.68%
Less: Unearned interest	(7,077)	(6,961)	(116)	1.67%

Total Loans, net of unearned interest	$5,793,484	$4,806,747	$986,737	20.53%

     For a summary of major classifications of loans, see Note E, Notes to Consolidated Financial Statements.

Other Assets
Other assets increased $35.08 million or 19.72% from year-end 2006. The Premier merger added approximately $12 million in other assets at merger plus an additional $11.11 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $11.99 million as approximately $7 million was acquired from Premier while the remaining increase was due to an increase in the cash surrender value. An income tax receivable of $4.62 million was recorded at December 31, 2007. Investments in nonconsolidated subsidiaries increased $3.54 million during the year due to two new statutory trust subsidiaries formed in the third quarter of 2007 for the purpose of participating in pools of trust preferred capital securities.
Deposits
Deposits represent United’s primary source of funding. Total deposits at December 31, 2007 grew $521.56 million or 10.80% since year-end 2006 as a result of the Premier acquisition. Premier added approximately $717 million in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $10.22 million or 1.13% while interest-bearing deposits increased $511.34 million or 13.03% from December 31, 2006.
The increase in noninterest-bearing deposits was due mainly to the Premier acquisition which added approximately $97 million at merger. Commercial noninterest-bearing deposits increased $35.47 million or 6.19% due mainly to the Premier acquisition. Personal noninterest-bearing deposits were flat, increasing $1.71 million or less than 1%.
The increase in interest-bearing deposits was due mainly to the Premier merger as all major categories of interest-bearing deposits increased. Time deposits under $100,000 increased $239.64 million or 18.18%, time deposits over $100,000 increased $179.51 million or 23.18%, interest-bearing money market accounts (MMDAs) increased $70.07 million or 5.17%, NOW accounts increased $15.04 million or 9.42% and regular savings increased $7.09 million or 2.23%.
The table below summarizes the changes by deposit category since year-end 2006:

	December 31	December 31
	2007	2006	$ Change	% Change
(Dollars In thousands)
Demand deposits	$409,109	$429,504	$(20,395)	(4.75%)
Interest-bearing checking	174,666	159,628	15,038	9.42%
Regular savings	324,728	317,642	7,086	2.23%
Money market accounts	1,929,985	1,829,300	100,685	5.50%
Time deposits under $100,000	1,557,478	1,317,839	239,639	18.18%
Time deposits over $100,000	953,784	774,279	179,505	23.18%

Total deposits	$5,349,750	$4,828,192	$521,558	10.80%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.
Borrowings
Total borrowings at December 31, 2007 increased $628.76 million or 53.22% during the year of 2007. Premier added approximately $114 million at merger.
Since year-end 2006, short-term borrowings increased $353.80 million or 51.86% due to increases of $314.00 million and $39.13 million in overnight FHLB borrowings and securities sold under agreements to repurchase, respectively. Premier added approximately $20 million in short-term borrowings at merger.

Long-term borrowings increased $274.96 million or 55.08% since year-end 2006 as long-term FHLB advances increased $164.37 million or 39.71%. Premier added approximately $55 million in FHLB advances. During the third quarter of 2007, United participated in two pools of trust preferred capital securities totaling $80 million with the proceeds invested in junior subordinated debt securities of United. The proceeds of the issuance were used to help fund the cash portion of the acquisition price for Premier. In addition, United assumed approximately $39 million of junior subordinated debt securities in the Premier merger.
In the fourth quarter of 2007, United prepaid certain FHLB long-term advances in the amount of $380 million and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of approximately $4.33 million. The termination of the interest rate swap resulted in a before-tax loss of approximately $8.90 million. At the time of prepayment, the FHLB advances and associated interest rate swap had an effective cost of 5.39% and a remaining life of 2.4 years. United replaced the prepaid debt with FHLB advances and an associated interest rate swap that had a total effective cost of 3.97% and a average maturity of 2.8 years.
In the second quarter of 2007, United prepaid two $100 million long-term FHLB advances and terminated two interest rate swaps associated with the advances. In addition, United prepaid approximately $28.9 million of a $100 million long-term convertible FHLB advance. United incurred a before-tax charge of approximately $786 thousand to prepay the debt and a before-tax gain of $787 thousand on the termination of the interest rate swaps. At the time of prepayment, the FHLB advances and the associated interest rate swaps had an effective cost of 5.40% and a remaining life of 6.3 years. United replaced the debt with a 3-year FHLB advance and an associated interest rate swap that had a total effective cost of 5.26%.
United’s management believes that the prepayment of these FHLB borrowings and the termination of the interest rate swaps will improve United’s future net interest margin and enhance future earnings as well as improving the interest rate risk.
In the third quarter of 2006, United completed a series of transactions to prepay two $100 million convertible FHLB advances and terminate an interest rate swap associated with one of the advances. United incurred a before-tax charge of approximately $8.26 million to prepay the debt and a before-tax loss of $7.66 million on the termination of the interest rate swaps. At the time of prepayment, the FHLB advances and associated interest rate swap had an effective cost of 7.71%. The debt and interest rate swap had a remaining life of approximately 4 years. United replaced the debt with 5-year and 10-year FHLB advances and associated interest rate swaps that had a total effective cost of 5.35%.
During the fourth quarter of 2007, United through its subsidiary, United Statutory Trust II, redeemed $10.31 million of trust preferred securities. The securities were redeemed at par value plus accrued interest. The securities carried an interest rate of 8.45% at the time of redemption.
During the fourth quarter of 2006, United through its subsidiary, Sequoia Capital Trust II, redeemed $3.09 million of trust preferred securities. The securities were redeemed at par value plus accrued interest. The securities carried an interest rate of 9.17% at the time of redemption.
The table below summarizes the changes by borrowing category since year-end 2006:

	December 31		Amount	Percentage
	2007	2006	Change	Change
(Dollars In thousands)
Federal funds purchased	$97,074	$97,720	$(646)	(0.66%)
Securities sold under agreements to repurchase	499,989	460,858	39,131	8.49%
Overnight FHLB advances	434,000	120,000	314,000	261.67%
TT&L note option	5,000	3,688	1,312	35.57%
Long-term FHLB advances	578,272	413,899	164,373	39.71%
Issuances of trust preferred capital securities	195,890	85,301	110,589	129.65%

Total borrowings	$1,810,225	$1,181,466	$628,759	53.22%

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities were flat, increasing $171 thousand or less than 1% from year-end 2006. Premier added approximately $12 million at merger. Significant decreases in accrued expenses and other liabilities were in income taxes payable of $9.73 million due to an income tax receivable of $4.62 million recorded in other assets as opposed to a payable recorded in other liabilities at December 31, 2007 and the derivative liability associated with interest rate swaps of $1.69 million due to a change in value. Partially offsetting these decreases were increases of $3.59 million in interest payable due to higher interest rates and an increase in borrowings. In addition, deferred compensation increased $2.89 million and other accrued expenses increased $3.70 million due to the Premier acquisition.
Shareholders’ Equity
Shareholders’ equity at December 31, 2007 increased $127.11 million or 20.05% from December 31, 2006 mainly as a result of the Premier acquisition. The premier transaction added approximately $102 million as 2,684,068 shares were issued from treasury for the merger at a cost of $93.71 million. Earnings net of dividends declared for the year of 2007 were $43.23 million.
Since year-end 2006, a total of 718,500 shares at a cost of $24.78 million were repurchased under a plan approved by United’s Board of Directors in May 2006 to repurchase up to 1.7 million shares of United’s common stock on the open market. Since its inception, United has repurchased a total of 1,377,800 under the plan as of December 31, 2007.
Accumulated other comprehensive income increased $3.31 million due mainly to an increase of $1.95 million, net of deferred income taxes, in the fair value adjustment on cash flow hedges. The fair value of United’s available for sale investment portfolio, net of deferred income taxes increased $86 thousand.
EARNINGS SUMMARY
Net income for the year 2007 was $90.67 million or $2.15 per diluted share compared to $89.25 million or $2.13 per share for the year of 2006. As previously mentioned, United completed its acquisition of Premier Community Bankshares, Inc. (Premier) during the third quarter of 2007. The financial results of Premier are included in United’s results from the July 14, 2007 acquisition date.
The results for the year of 2007 included significant charges to prepay certain long-term debt and consummate the acquisition of Premier Community Bankshares, Inc. (Premier). During the second and fourth quarters of 2007, United prepaid certain Federal Home Loan Bank (FHLB) long-term advances totaling $580 million and terminated interest rate swaps associated with three of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of $5.12 million. The termination of the interest rate swaps resulted in a before-tax loss of $8.11 million. During the third quarter of 2007, United completed its acquisition of Premier based in Winchester, Virginia. Merger expenses and related integration costs of the Premier acquisition were $1.48 million for the year of 2007.
The results for the year of 2006 included charges of $12.86 million to prepay certain FHLB long-term advances and terminate associated interest rate swaps. The results for 2006 also included a net loss of $3.18 million on investment securities transactions mainly the result of a balance sheet repositioning in the first quarter of 2006. Further information is provided in a more detailed discussion on the following pages.
United’s return on average assets for the year of 2007 was 1.28% and return on average shareholders’ equity was 12.99% as compared to 1.34% and 13.90% for the year of 2006.
Tax-equivalent net interest income for the year of 2007 was $241.89 million, an increase of $6.85 million or 2.91% from the prior year. The provision for credit losses was $5.33 million for the year 2007 as compared to $1.44 million for the year of 2006.

Noninterest income was $57.75 million for the year of 2007, up $8.72 million or 17.78% when compared to the prior year. Included in total noninterest income for the year of 2007 was a before-tax loss of $8.11 million on the termination of interest rate swaps associated with the prepayment of FHLB advances as compared to a before-tax loss of $4.60 million for the year of 2006. In addition, United’s income from investment security transactions increased $3.11 million for the year of 2007 as compared to the same period last year as United incurred a net loss on security transaction of $2.93 million in the first quarter of 2006 due to an other than temporary impairment on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of its balance sheet repositioning.
Noninterest expense was $147.93 million, an increase of $10.76 million or 7.84% for the year of 2007 when compared 2006. Results for the year of 2007 included $1.48 million of expenses and integration costs related to the Premier merger. Results for the year 2007 and 2006 both included penalties to prepay FHLB advances of $5.12 million and $8.26 million, respectively.
United’s effective tax rate was approximately 30.2% and 31.4% for years ended December 31, 2007 and 2006, respectively, as compared to 31.5% for 2005.
The following discussion explains in more detail the results of operations by major category.
Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2007, are summarized below.
Tax-equivalent net interest income for the year of 2007 was $241.89 million, an increase of $6.85 million or 2.91% from the year of 2006. The net interest margin for the year of 2007 was 3.76%, down 10 basis points from a net interest margin of 3.86% during the same period last year.
Tax-equivalent interest income for the year of 2007 was $455.20 million, a $39.07 million or 9.39% increase from the year of 2006. Average earning assets increased $352.99 million or 5.80% as average net loans increased $418.77 million or 8.94% due mainly to the Premier acquisition. In addition, the average yield on earning assets for the year of 2007 increased 23 basis points from the year of 2006 due to higher market interest rates during the first three quarters of 2007. Partially offsetting the loan growth and average yield on earning assets, interest income from United’s asset securitization decreased $1.52 million or 34.70% for the year of 2007 from the same period in 2006.
Interest expense for the year of 2007 was $213.31 million, an increase of $32.22 million or 17.79% from the year of 2006. The increase in interest expense for the year of 2007 was mainly due to an increase in average interest-bearing funds of $421.82 million or 8.31% due mainly to the Premier acquisition. Average interest-bearing deposits increased $326.11 million or 8.54% and average long-term borrowings increased $125.89 million or 24.70% due mainly to the Premier acquisition while average short-term borrowings decreased $30.17 million or 4.05% as United shifted from short-term borrowings as market interest rates began to rise. The average cost of funds increased 31 basis points from the year of 2006 as a result of the higher market interest rates during the first three quarters of 2007. The average cost of interest-bearing deposits was 3.54% for the year of 2007, up 44 basis points from 3.10% for the year of 2006 while the average cost of short-term borrowings was 4.31% for the year of 2007, an increase of 27 basis points from 4.04% for the year of 2006. The average cost of long-term borrowings was 5.61% for the year of 2007, a decrease of 77 basis points from 6.38% for the year of 2006 as United prepaid certain FHLB advances in the second and fourth quarters of 2007 to lower the average effective cost on the debt.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2007, 2006 and 2005 with the consolidated interest and rate earned or paid on such amount.

	Year Ended			Year Ended			Year Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$48,754	$2,504	5.14%	$41,444	$1,804	4.35%	$27,481	$850	3.09%
Investment Securities:
Taxable	1,059,530	55,054	5.20%	1,122,940	57,374	5.11%	1,242,271	57,023	4.59%
Tax-exempt (1) (2)	222,564	17,989	8.08%	232,241	19,523	8.41%	202,741	16,756	8.26%

Total Securities	1,282,094	73,043	5.70%	1,355,181	76,897	5.67%	1,445,012	73,779	5.11%
Loans, net of unearned income (1) (2) (3)	5,151,252	379,654	7.37%	4,729,810	337,434	7.13%	4,496,774	283,239	6.30%
Allowance for loan losses	(46,766)			(44,089)			(43,589)

Net loans	5,104,486		7.44%	4,685,721		7.20%	4,453,185		6.36%

Total earning assets	6,435,334	$455,201	7.07%	6,082,346	$416,135	6.84%	5,925,678	$357,868	6.04%

Other assets	665,551			558,878			540,086

TOTAL ASSETS	$7,100,885			$6,641,224			$6,465,764

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,145,925	$146,918	3.54%	$3,819,820	$118,517	3.10%	$3,546,918	$73,146	2.06%
Short-term borrowings	713,886	30,745	4.31%	744,057	30,051	4.04%	734,228	17,816	2.43%
Long- term borrowings	635,476	35,647	5.61%	509,587	32,522	6.38%	575,354	33,489	5.82%

Total Interest-Bearing Funds	5,495,287	213,310	3.88%	5,073,464	181,090	3.57%	4,856,500	124,451	2.56%

Noninterest-bearing deposits	840,660			865,098			913,629
Accrued expenses and other liabilities	67,053			60,674			54,514

TOTAL LIABILITIES	6,403,000			5,999,236			5,824,643
SHAREHOLDERS’ EQUITY	697,885			641,988			641,121

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,100,885			$6,641,224			$6,465,764

NET INTEREST INCOME		$241,891			$235,045			$233,417

INTEREST SPREAD			3.19%			3.27%			3.48%
NET INTEREST MARGIN			3.76%			3.86%			3.94%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2007 Compared to 2006				2006 Compared to 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$318	$327	$55	$700	$431	$346	$177	$954
Investment securities:
Taxable	(3,240)	1,011	(91)	(2,320)	(5,477)	6,460	(632)	351
Tax exempt (1), (2)	(814)	(766)	46	(1,534)	2,437	304	26	2,767

Loans (1),(2),(3)	30,151	11,246	823	42,220	14,789	37,407	1,999	54,195

TOTAL INTEREST INCOME	26,415	11,818	833	39,066	12,180	44,517	1,570	58,267

Interest expense:
Interest-bearing deposits	$10,109	$16,807	$1,485	$28,401	$5,622	$36,888	$2,861	$45,371
Short-term borrowings	(1,219)	2,009	(96)	694	239	11,821	175	12,235
Long-term borrowings	8,032	(3,924)	(983)	3,125	(3,828)	3,222	(361)	(967)

TOTAL INTEREST EXPENSE	16,922	14,892	406	32,220	2,033	51,931	2,675	56,639

NET INTEREST INCOME	$9,493	($3,074)	$427	$6,846	$10,147	($7,414)	($1,105)	$1,628

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 9%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
United’s credit quality continues to be sound, comparing favorably to peer group averages despite an increase in nonperforming loans for the year. Nonperforming loans were $28.33 million or 0.49% of loans, net of unearned income, at December 31, 2007 compared to $14.19 million or 0.30% of loans, net of unearned income at December 31, 2006. The increase from year-end 2006 was due largely to nonperforming loans of $7.32 million added from the former Premier offices, the addition of $4.68 million of loans to four customers being placed on nonaccrual status as well as the addition of certain residential real estate construction credits originated by a former United loan officer with an outstanding balance of $2.11 million being either 90-plus days delinquent or on nonaccrual status as of December 31, 2007. The components of nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis.
At year-end 2007, nonaccrual loans were $14.12 million, a net increase of $8.36 million or 145.26% from $5.76 million at year-end 2006. Significant additions as of year-end 2007 were $5.15 million of nonaccrual loans from the former Premier offices, $4.68 million of nonaccrual loans to the four customers mentioned above and $1.44 million of residential real estate construction credits originated by the former United loan officer mentioned above. Loans past due 90 days or more were $14.21 million at December 31, 2007, a net increase of $5.78 million or 68.53% from $8.43 million at year-end 2006. Premier added $2.17 million in loans past due 90 days or more. Otherwise, the additional increase in past due 90 days or more was due mainly to the addition of one commercial credit with an outstanding balance of $3.45 million at December 31, 2007. The loss potential on these loans has been properly evaluated and allocated in the company’s allowance for credit losses. Total nonperforming assets of $34.69 million, including OREO of $6.37 million at December 31, 2007, represented 0.43% of total assets at the end of the year which compares favorably to United’s most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) percentage of 0.54%.
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

	December 31
	2007	2006	2005	2004	2003
	(In thousands)

Nonaccrual loans	$14,115	$5,755	$7,146	$6,352	$7,523
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	14,210	8,432	6,039	4,425	11,052

Total nonperforming loans	28,325	14,187	13,185	10,777	18,575

Other real estate owned	6,365	4,231	2,941	3,692	3,203

TOTAL NONPERFORMING ASSETS	$34,690	$18,418	$16,126	$14,469	$21,778

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2007, impaired loans were $30.95 million, which was a net increase of $8.99 million or 40.93% from the $21.96 million in impaired loans at December 31, 2006. Significant additions to impaired loans at year-end 2007 were $5.15 million from the former Premier offices, $4.32 million from two large collateralized commercial credits and $4.27 million from the above mentioned certain residential real estate construction credits. Charge-offs of $3.24 million were recognized on the real estate construction credits during the year of 2007, which were previously reported as impaired with specific allowances allocated in the company’s allowance for credit losses. Based on the current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements and therefore, specific allowances in the company’s allowance for credit losses have been allocated for all of these loans. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At December 31, 2007, the allowance for credit losses was $58.74 million, compared to $52.37 million at December 31, 2006. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.01% and 1.09% at December 31, 2007 and 2006, respectively. The ratio of the allowance for credit losses to nonperforming loans was 207.4% and 369.2% at December 31, 2007 and 2006, respectively.
For the years ended December 31, 2007 and 2006, the provision for credit losses was $5.33 million and $1.44 million, respectively. Net charge-offs were $6.61 million for the year of 2007 as compared to net charge-offs of $1.94 million for the year of 2006.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2007	2006	2005	2004	2003
		(Dollars in thousands)

Balance of allowance for credit losses at beginning of year	$52,371	$52,871	$51,353	$51,432	$48,387

Allowance of purchased company at date of acquisition	7,648	—	—	—	3,863

Loans charged off:
Commercial, financial and agricultural	832	1,060	2,442	1,524	2,677
Real estate	900	778	1,422	1,518	3,365
Real estate construction	4,460	—	—	—	—
Consumer and other	1,546	1,390	2,152	3,497	3,954

TOTAL CHARGE-OFFS	7,738	3,228	6,016	6,539	9,996
Recoveries:
Commercial, financial and agricultural	297	505	677	387	706
Real estate	376	374	778	1,080	601
Real estate construction	10	—	—	—	—
Consumer and other	450	412	461	596	396

TOTAL RECOVERIES	1,133	1,291	1,916	2,063	1,703

NET LOANS CHARGED OFF	6,605	1,937	4,100	4,476	8,293
Provision for credit losses	5,330	1,437	5,618	4,520	7,475

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	58,744	52,371	52,871	51,476	51,432

Less: Balance of allowance for credit losses, discontinued operations	—	—	—	(123)	(123)

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR, CONTINUING OPERATIONS	$58,744	$52,371	$52,871	$51,353	$51,309

Loans outstanding at the end of period (gross), continuing operations (1)	$5,800,561	$4,813,708	$4,656,522	$4,424,702	$3,960,637

Average loans outstanding during period (net of unearned income) (1)	$5,149,430	$4,726,758	$4,493,322	$4,228,070	$3,644,296

Net charge-offs as a percentage of average loans outstanding	0.13%	0.04%	0.09%	0.11%	0.23%

Allowance for credit losses, continuing operations as a percentage of nonperforming loans	207.4%	369.2%	401.0%	476.5%	276.2%

(1)	Excludes loans held for sale.
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
The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	December 31
	2007	2006	2005	2004	2003
	(In thousands)

Commercial, financial and agricultural	$32,957	$27,512	$27,053	$27,356	$23,458

Real estate	3,058	3,266	6,443	6,404	4,680

Real estate construction	9,169	7,178	2,587	1,961	1,472

Consumer and other	4,166	4,014	5,842	6,179	6,234

Lending related commitments	8,287	8,742	8,733	7,987	9,731

Allowance for estimated imprecision	1,107	1,659	2,213	1,589	5,857

	58,744	52,371	52,871	51,476	51,432

Less: Allowance for credit losses, discontinued operations	—	—	—	(123)	(123)

Total	$58,744	$52,371	$52,871	$51,353	$51,309

United’s formal company-wide process at December 31, 2007 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans increased by $5.45 million due the impact of the acquired loans from Premier, increased loan outstandings net of the acquisition, an increase in classified loans and higher specific allocations on impaired loans. Consumer loans increased $152 thousand also as a result of the acquisition. The real estate construction loan pool allocations rose during year by $1.99 million primarily due to the acquisition and a new special allocation of $988 thousand related to the single family residential construction loan pool. The components of the allowance allocated to real estate loans decreased by $208 thousand due to reductions in high loan to value outstandings, as well as changes in qualitative factors. The unfunded commitments liability decreased by $455 thousand and stood at $8.29 million.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $3.61 million at December 31, 2007 and $3.00 million at December 31, 2006. Compared to the prior year-end, this element of the allowance increased by $800 thousand due to the combination of the Premier acquisition and higher specific allocations in the commercial and real estate construction and development loan pools.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at December 31, 2007 by $552 thousand to $1.11 million. This represents only 1.88% of the bank’s total allowance for credit loss and in as much as this variance approximates a pre determined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $58.74 million at December 31, 2007 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.
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
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced. Noninterest income was $57.75 million for the year of 2007, up $8.72 million or 17.78% from the year of 2006.
Included in total noninterest income for the year of 2007 was an $8.11 million before-tax loss on the termination of interest rate swaps associated with the prepayment of FHLB advances as compared to a before-tax loss of $4.60 million for the year of 2006. Additionally, United’s income from investment security transactions increased $3.11 million for the year of 2007 as compared to the same period last year as United incurred a net loss on security transactions of $2.93 million in the first quarter of 2006 due to an other than temporary impairment on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of a balance sheet repositioning. Excluding the results of the interest rate swap terminations and investment security transactions, noninterest income for the year of 2007 would have increased $9.12 million or 16.06% from the year of 2006.
The rise in noninterest income in the year of 2007 from the same period in 2006 was due in large part to an increase of $4.76 million or 16.36% in fees from deposit services mainly as a result of United’s High Performance Checking program and the Premier acquisition. In particular, insufficient funds (NSF) fees and check card fees increased $3.67 million or 23.37% and $1.27 million or 38.24%, respectively, for the year of 2007 as compared to the same period in 2006. Partially offsetting these increases were decreases in deposit service charges and account analysis fees of $311 thousand and $231 thousand, respectively.
Trust income and brokerage commissions increased $2.47 million or 19.05% due to a greater volume of business and a larger customer base. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Mortgage banking income decreased $328 thousand or 38.36% due to fewer mortgage loan sales in the secondary market during the year of 2007 as compared to 2006. Mortgage loan sales were $38.19 million in 2007 as compared to $53.39 million in 2006. For the year 2007, income from bank owned life insurance policies increased $967 thousand or 21.87% due mainly to an increase in cash surrender value while fees from bankcard transactions increased $712 thousand or 13.32% due to increased volume compared to the year of 2006.
Other income increased $392 thousand or 15.04% for the year of 2007 as compared to last year’s income during the same period. Income from the outsourcing of official checks processing for the year of 2007 increased $467 thousand over the same period last year.
Other Expense
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2007 was $147.93 million, an increase of $10.76 million or 7.84% from the year of 2006. Results for the year of 2007 included merger expenses and related integration costs of the Premier acquisition of $1.48 million. Results for the year of 2007 and 2006 both included penalties to prepay FHLB advances. United incurred before-tax penalties of $5.12 million and $8.26 million to prepay FHLB advances during the year of 2007 and 2006, respectively.
Salaries and benefits expense for the year of 2007 increased $2.46 million or 3.95% from the year of 2006. Salaries increased $4.23 million or 8.77% due mainly to the additional employees from the Premier merger while benefits expense decreased $1.77 million or 14.21% due to a decrease of $2.55 million in pension expense. During the third quarter of 2006, United made a significant contribution to its pension plan as allowed by the Pension Protection Act of 2006. This large contribution resulted in decreased pension expense for United in the year 2007 as compared to 2006.
Net occupancy expense increased $1.87 million or 14.94% for the year of 2007 as compared to the year of 2006. The higher net occupancy expense for 2007 was due mainly to increases in building depreciation of $609 thousand, building rental expense of $386 thousand, and real property taxes of $268 thousand from branches added in the Premier merger. Building maintenance expense increased $239 thousand.
Equipment expense increased $652 thousand or 10.20% for the year of 2007 as compared to the year of 2006. The increase from 2006 was due mainly to a $685 thousand increase in OREO costs due to a higher level of foreclosed real estate properties during 2007 and a $198 thousand gain on the sale of an OREO property during the second quarter of 2006.
Data processing expense increased $2.58 million or 42.60% for the year of 2007 as compared to the year of 2006. The increase was primarily due to additional outsourcing of processing functions and a change in processing procedures in addition to the Premier merger. The outsourcing of functions was partially offset by a reduction in personnel expense while the change in processing procedures is expected to result in future cost savings as United meets the requirements of Check 21.
Bankcard processing fees increased $514 thousand or 11.09% due to increased transactions for the year of 2007 as compared to last year.
Other expenses increased $5.81 million or 15.73% for the year of 2007 as compared to the year of 2006. Included in other expenses for 2007 are merger and related integration costs of $1.48 million for the Premier acquisition. In addition, amortization of core deposit intangibles for the year of 2007 increased $981 thousand from the same time period in 2006 due to the Premier merger. Other expenses of note that increased for the year of 2007 from last year’s results were business franchise taxes of $689 thousand, loan collection expense of $676 thousand, ATM processing costs of $549 thousand, postage costs of $531 thousand, and stationary and supplies expense of $457 thousand. Marketing and related costs of United’s High Performance Checking program declined $619 thousand in the year of 2007 as compared to the year of 2006.
As discussed in Note N of the Notes to Consolidated Financial Statements contained within this document, United adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-

based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans, United did not recognize any compensation cost for 2005. Prior to January 1, 2006, United accounted for its stock option plans under the intrinsic value method. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized.
At the Annual Meeting of Shareholders held on May 15, 2006, the United shareholders approved the 2006 Stock Option Plan and thus, became effective upon the shareholders’ approval. In the year of 2007, 244,550 options were granted under the 2006 Stock Option Plan resulting in recognition of compensation expense of $91 thousand for the year of 2007 which is included in salaries and employee benefits expense in the Consolidated Statements of Income. No options were granted in 2006; therefore, no compensation expense was recognized for the year of 2006. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
United’s efficiency ratio was 48.01% for the year of 2007 as compared to 46.93% for the year of 2006.
Income Taxes
For the year ended December 31, 2007, income taxes were $39.24 million, compared to $40.77 million for 2006. For the years ended December 31, 2007 and 2006, United’s effective tax rates were 30.2% and 31.4%, respectively. For further details related to income taxes, see Note L, Notes to Consolidated Financial Statements.
Quarterly Results
The first quarter of 2007 showed an increase in diluted earnings per share in comparison to the same respective quarter of 2006. Net income for the first quarter of 2007 was $24.41 million or $0.59 per diluted share basis compared to $24.61 million or $0.58 per diluted share in 2006. For the second quarter of 2007, net income was $24.51million or $0.60 per share compared to $25.46 million or $0.60 per diluted share in 2006. In the third quarter of 2007, earnings were $25.80 million or $0.60 per diluted share as compared to $14.17 million or $0.34 per diluted share in the third quarter of 2006. The results for the third quarter of 2006 included significant before-tax penalties of $15.92 million to prepay certain long-term debt.
Fourth quarter of 2007 net income was $15.95 million or $0.37 per diluted share as compared to $25.02 million or $0.60 per diluted share in the fourth quarter of 2006. During the fourth quarter of 2007, United prepaid certain FHLB long-term advances in the amount of $380.0 million and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of approximately $4.33 million. The termination of the interest rate swap resulted in a before-tax loss of approximately $8.90 million.
Tax-equivalent net interest income for the fourth quarter of 2007 was $64.99 million, an increase of $6.88 million or 11.85% from the fourth quarter of 2006. This increase in tax-equivalent net interest income was primarily attributable to a $960.12 million or 15.95% increase in average earning assets resulting primarily from the Premier acquisition. The average yield on earning assets for the fourth quarter of 2007 was flat from the fourth quarter of 2006 while the average cost of funds increased 3 basis points. The net interest margin for the fourth quarter of 2007 was 3.71%, down 14 basis points from a net interest margin of 3.85% for the fourth quarter of 2006.
For the fourth quarter of 2007, the provision for credit losses was $2.58 million, an increase of $2.31 million from the fourth quarter’s provision of $268 thousand in 2006. Net charge-offs were $2.45 million for the fourth quarter of 2007 as compared to $433 thousand for the fourth quarter of 2006. The increase in net charge-offs for the fourth quarter of 2007 was due mainly to charge-offs of $944 thousand to one mortgage customer and $215 thousand related to the certain previously mentioned residential real estate construction credits.
Noninterest income for the fourth quarter of 2007 was $8.98 million, a decrease of $5.75 million from the fourth quarter of 2006. The decrease was mainly due to a before-tax loss of approximately $8.90 million during the quarter on the termination of an interest rate swap associated with the prepayment of a FHLB advance. Excluding the amounts associated with the interest rate swap termination and security transactions, noninterest income for the fourth quarter of 2007 would have increased $3.61 million or 24.31% from the fourth quarter of 2006. This increase primarily resulted from an increase in fees from deposit services of $2.20 million or 29.31% due mainly to the High Performance Checking program and the Premier acquisition. In addition, revenue from trust and brokerage services grew $1.23 million or 39.66% for the fourth quarter of 2007 due to increased volume.
Noninterest expense for the fourth quarter of 2007 was $44.92 million, an increase of $12.31 million from the fourth quarter of 2006. Included in the results for the fourth quarter of 2007 were before-tax penalties of approximately $4.33 million to prepay FHLB advances. Excluding the prepayment penalties on FHLB advances, noninterest expense would have increased $7.98 million or 24.46% as salaries and employee benefits expense increased $2.42 million, net occupancy expense increased $939 thousand and core deposits amortization increased $644 thousand due mainly to the Premier merger. Data processing expense increased $611 thousand due to the outsourcing of functions, a change in processing procedures as well as the Premier merger. Several other general operating expenses increased due primarily to the Premier merger, none of which were individually significant.
Additional quarterly financial data for 2007 and 2006 may be found in Note U, Notes to Consolidated Financial Statements.
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
The Effect of Regulatory Policies and Economic Conditions
United’s business and earnings are affected by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.
United’s business and earnings are also affected by general and local economic conditions. During the third quarter of 2007, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.
Regulatory policies and economic conditions have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future; however, United cannot accurately predict the nature, timing or extent of any effect such policies or economic conditions may have on its future business and earnings.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2007:

		Total Payments Due by Period
		One Year	One to	Three to	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits without a stated maturity (1)	$2,838,487	$2,838,487	—	—	—
Time deposits (2) (3)	2,615,966	1,907,326	$571,310	$114,408	$22,922
Short-term borrowings (2)	1,036,164	1,036,164	—	—	—
Long-term borrowings (2) (3)	1,220,043	147,286	473,846	40,034	558,877
Operating leases	31,214	6,950	10,970	7,175	6,119

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2007. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.
On January 1, 2007, United adopted the provisions of FIN 48. As of December 31, 2007, United recorded a liability for uncertain tax positions, including interest and penalties, of $5.95 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2007 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note P, Notes to Consolidated Financial Statements.
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

The following tables detail the amounts of significant commitments and letters of credit as of December 31, 2007:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$590,155
Credit card and personal revolving lines	846,429
Commercial	509,234

Total unused commitments	$1,945,818

Financial standby letters of credit	$75,467
Performance standby letters of credit	68,847
Commercial letters of credit	1,580

Total letters of credit	$145,894

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note O, Notes to Consolidated Financial Statements.
Liquidity
In the opinion of management, United maintains liquidity that is sufficient to satisfy its depositors’ requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits.” Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable and they are the lowest-cost source of funds available to United. To help attract these lower cost deposits, United introduced its High Performance Checking program during the first quarter of 2006. Short-term borrowings have also been a significant source of funds. These include federal funds purchased and securities sold under agreements to repurchase as well as advances from the FHLB. Repurchase agreements represent funds that are obtained as the result of a competitive bidding process.
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
Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United through its Asset Liability Committee evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs. See Notes J and K, Notes to Consolidated Financial Statements.

Cash flows provided by operations in 2007 were $81.46 million which was comparable to the $89.40 million of cash provided by operations during 2006. In 2007, net cash of $363.23 million was used in investing activities as compared to net cash of $64.80 million being provided by investing activities in 2006. In 2007, net cash used for purchases of investment securities exceeded net proceeds from sales, calls and maturities of investment securities by $83.82 million while net cash of $35.78 million was paid for the acquisition of Premier and net cash of $240.58 million was used for loan growth. In 2006, investing activities provided cash of $64.80 million mainly as a result of net cash received of $228.34 million for excess net proceeds from sales, calls and maturities of investment securities over purchases which was partially offset by loan growth of $160.42 million. For the year of 2007, net cash of $253.41 million was provided by financing activities due primarily to an increase in borrowings of $515.41 million which more than offset a decline in deposits of $195.05 million. Cash used for financing activities in 2007 included payment of $46.42 million and $24.89 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. For the year of 2006, net cash of $103.15 million was used in financing activities due primarily to the net repayment of long-term FHLB borrowings and securities sold under agreements to repurchase in the amounts of $52.14 million and $64.75 million, respectively. Additional cash used in financing activities in 2006 included $45.07 million for payment of cash dividends and $47.61 million for acquisitions of United shares under the stock repurchase program. Cash provided by financing activities included growth in deposits of $210.74 million and an increase in federal funds purchased of $36.35 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $28.36 million for the year of 2007 as compared to an increase in cash and cash equivalents of $51.05 million for the year of 2006. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes J and K, Notes to Consolidated Financial Statements for more detail regarding the amounts available to United under line of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset and Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 10.76% at December 31, 2007 and 11.15% at December 31, 2006, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 9.72% and 8.47%, respectively, at December 31, 2007, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note S, Notes to Consolidated Financial Statements.
Total year-end 2007 shareholders’ equity increased $127.11 million or 20.05% to $761.20 million from $634.09 million at December 31, 2006. United’s equity to assets ratio was 9.52% at December 31, 2007 as compared to 9.44% at December 31, 2006. The primary capital ratio, capital and reserves to total assets and reserves, was 10.18% at December 31, 2007, as compared to 10.14% at December 31, 2006. United’s average equity to average asset ratio was 9.83% and 9.67% for the years ended December 31, 2007 and 2006, respectively. All these financial measurements reflect a financially sound position.
During the fourth quarter of 2007, United’s Board of Directors declared a cash dividend of $0.29 per share. Dividends per share of $1.13 for the year of 2007 represented a 4% increase over the $1.09 per share paid for 2006. Total cash dividends declared to common shareholders were approximately $47.45 million for the year of 2007 as compared to $45.22 million for the year of 2006, an increase of 4.92%. The year 2007 was the thirty-fourth consecutive year of dividend increases to United shareholders.
During the second quarter of 2006, United’s Board of Directors approved a new Stock Repurchase Plan (Repurchase Plan) to repurchase up to 1.7 million shares of United’s common stock on the open market effective upon completion of the 2004 repurchase plan. The timing, price and quantity of purchases under the Repurchase Plan will be at the discretion of management, and the plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances. The Repurchase Plan, depending on market conditions provides capital management opportunities. Shares purchased under the plan will be available to fund employee benefit programs as well as for a variety of other corporate purposes. For the year of 2007, United repurchased 718,500 shares under this Repurchase Plan approved by its Board of Directors in 2006.
The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2007	2006	2005

Return on average assets	1.28%	1.34%	1.55%
Return on average equity	12.99%	13.90%	15.66%
Dividend payout ratio	52.33%	50.67%	44.39%
Average equity to average assets ratio	9.83%	9.67%	9.92%
2006 COMPARED TO 2005
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2006 were $6.72 billion, a decrease of $10.89 million or less than 1% from year-end 2005.
The slight decrease in total assets was primarily due to a $226.50 million or 15.08% decrease investment securities. Securities available for sale decreased $211.45 million or 16.59% while securities held to maturity declined $15.05 million, which was a decrease of 6.62%. Partially offsetting the decrease in investment securities were increases in portfolio loans of $156.92 million or 3.37%, cash and cash equivalents of $51.05 million or 24.55% and other assets of $7.51 million or 4.41%. The increase in portfolio loans for 2006 was primarily attributable to increased production in construction loans, commercial real estate loans and commercial loans (not secured by real estate) of $175.77 million or 50.61%, $19.91 million or 1.77% and $19.24 million or 2.06%, respectively. Consumer loans declined $30.19 million or 7.94%. In addition, cash and cash equivalents increased $51.05 million or 24.55%. Of this total increase, cash and due from banks increased $28.59 million, interest-bearing deposits with other banks increased $13.05 million and federal funds sold increased $9.42 million. During the year of 2006, net cash of $89.40 million and $64.80 million was provided by operating activities and investing activities, respectively. Net cash of $103.15 million was used in financing activities. Other assets increased $7.51 million or 4.41% from year-end 2005 due mainly to a $12.04 million increase in the net pension asset as a result of a $26.64 million contribution during the third quarter of 2006, which was substantially reduced by an adjustment of $13.22 million to initially adopt Financial Accounting Standards Board Statement No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” to properly reflect the funded status of United’s Pension Plan. In addition, the value of cash surrender life insurance policies increased $4.42 million. Partially offsetting these increases was a decline in deferred tax assets of $5.36 million, a decline of $2.06 million in derivative assets and a drop of $1.89 million in deposit intangibles.
The decrease in total assets is reflected in a corresponding decrease in total liabilities of $9.78 million. The decrease in total liabilities was due mainly to a reduction of $145 million or 54.72% and $44.92 million or 9.79% in overnight Federal Home Loan Bank (FHLB) borrowings and long-term FHLB advances, respectively. In addition, securities sold under agreements to repurchase decreased $64.75 million or 12.32% during the year of 2006. Partially offsetting these decreases was an increase of $36.35 million or 59.23% in federal funds purchased and an increase in deposits of $210.74 million or 4.56% from year-end 2005. In terms of composition, noninterest-bearing deposits decreased $56.47 million while interest-bearing deposits increased $267.21 million from December 31, 2005. Borrowings decreased $222.69 million or 15.86% during the year of 2006.
Shareholders’ equity decreased $1.11 million or less than 1% from year-end 2005 as United continued to balance capital adequacy and returns to shareholders. The slight decrease in shareholders’ equity was due mainly to a rise in treasury stock of

$36.21 million due to repurchases of United shares by the Company, a decline in surplus of $3.69 million due to the exercise of stock options and a $5.24 million decline in accumulated other comprehensive income due primarily to a $8.01 million, net of deferred income taxes, adjustment to adopt SFAS 158 and a decrease of $1.52 million, net of deferred income taxes, in the fair value adjustments on cash flow hedges. Partially offsetting these decreases were earnings, net of dividends declared, of $44.03 million for the year of 2006 and an increase within accumulated other comprehensive income of $5.20 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio.
EARNINGS SUMMARY
Net income for the year 2006 was $89.25 million or $2.13 per diluted share compared to $100.41 million or $2.33 per share for the year of 2005. The results for the year of 2006 included significant before-tax charges totaling $15.92 million to prepay certain long-term debt.
During the third quarter of 2006, United prepaid certain Federal Home Loan Bank (FHLB) long-term advances in the amount of $200 million and terminated an interest rate swap associated with one of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of approximately $8.26 million. The termination of the interest rate swap resulted in a before-tax loss of approximately $7.66 million. United’s management believed that the prepayment of these borrowings and the termination of the interest rate swap will improve United’s future net interest margin and enhance future earnings.
United’s return on average assets for the year of 2006 was 1.34% and return on average shareholders’ equity was 13.90% as compared to 1.55% and 15.66%, respectively, for the year of 2005.
Tax-equivalent net interest income for the year of 2006 was $235.05 million, an increase of $1.63 million or less than 1% from the year of 2005. The provision for credit losses was $1.44 million for the year 2006 as compared to $5.62 million for the year of 2005.
Noninterest income was $49.03 million for the year of 2006, down $3.59 million or 6.83% when compared to the year of 2005. Included in total noninterest income for the year of 2006 was a net before-tax loss of $4.60 million on the termination of interest rate swaps associated with the prepayment of FHLB advances in the first and third quarters of 2006. As previously mentioned, during the third quarter of 2006, United incurred a before-tax loss of approximately $7.66 million to terminate an interest rate swap associated with the prepayment of a FHLB advance. During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated an interest rate swap associated with the repayment of a FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of that swap. In addition, United’s income from investment security transactions declined $3.87 million for the year of 2006 as compared to the year of 2005as United incurred a net loss on security transactions of $2.93 million in the first quarter of 2006 due to an other-than-temporary impairment on approximately $86 million of low-yielding fixed rate investment securities that United subsequently sold as part of the balance sheet repositioning. Excluding the results of investment security transactions and interest rate swap terminations, noninterest income for the year of 2006 would have increased $4.88 million or 9.39% from the year of 2005.
Noninterest expense increased $16.01 million or 13.22% for the year of 2006 when compared to 2005. The increase was due mainly to an increase of $7.86 million in before-tax penalties to prepay FHLB advances. Excluding the prepayment penalties, noninterest expense for the year of 2006 would have increased $8.16 million or 6.76% from the year of 2005.
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

Tax-equivalent net interest income for the year of 2006 was $235.05 million, an increase of $1.63 million or less than 1% from the year of 2005. The net interest margin for the year of 2006 was 3.86%, down 8 basis points from a net interest margin of 3.94% during the same period in 2005.
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
Interest expense for the year of 2006 was $181.09 million, an increase of $56.64 million or 45.51% from the year of 2005. The increase in interest expense for the year of 2006 was mainly due to a 101 basis point rise in the average cost of funds from the year of 2005 as a result of the higher interest rates. The average cost of deposits was 3.10% for the year of 2006, up 104 basis points from 2.06% for the year of 2005 while the average cost of short-term borrowing was 4.04% for the year of 2006, an increase of 161 basis points from 2.43% for the year of 2005. A sustained flat yield curve between short-term and long-term interest rates resulted in a lesser increase in yields on earning assets while the upward trend in the general market interest rates resulted in a more significant increase to funding costs.
Provision for Credit Losses
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
Other Income
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
Mortgage banking income decreased $200 thousand or 18.96% due to fewer mortgage loan sales in the secondary market during the year of 2006 as compared to 2005. Income from bank owned life insurance policies decreased $331 thousand or 6.96% while other income increased $1.33 million or 104.07% for the year of 2006 as compared to last year’s income during the same period in 2005. Other income increased as United received additional residual income of $519 thousand from prior third party asset securitizations and income of $816 thousand from the outsourcing of its official checks processing which

United initiated in 2006.
Other Expense
Noninterest expense for the year of 2006 was $137.17 million, an increase of $16.01 million or 13.22% from the year of 2005. This increase in noninterest expense was primarily due to the before-tax penalties of approximately $8.26 million to prepay $200 million of FHLB advances during the third quarter of 2006. Excluding these penalties, noninterest expense would have increased $8.16 million or 6.76% for the year of 2006, compared to the year of 2005. For the year of 2006, the remaining balance of the increase in noninterest expense was mainly due to a $3.13 million or 5.29% increase in salaries and benefits expense as compared to the same period in 2005. Salaries expense for the year 2006 increased $1.94 million or 4.06% as a result of the higher base salaries and performance-based commissions. Health care and pension costs increased $379 thousand or 8.91% and $411 thousand or 17.56%, respectively, for the year of 2006 as compared to the year of 2005.
The remainder of the increases in noninterest expense for the year of 2006 from the year of 2005 was due primarily to expenses related to United’s new High Performance Checking (HPC) program. United incurred marketing and related costs of approximately $2.73 million during 2006 to launch and promote its High Performance Checking (HPC) program for consumer customers. However, the increased spending is having the desired impact of attracting low cost deposits. Largely due to the High Performance Checking (HPC) initiative, United opened 39,530 new consumer accounts during 2006 as compared to 22,652 new consumer accounts in 2005.
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
Bankcard processing fees increased $905 thousand or 24.27% due to increased transactions for the year of 2006 as compared to the year of 2005.
Other expenses increased $3.97 million or 12.05% for the year of 2006 as compared to the year of 2005 due primarily to the expenses previously mentioned related to United’s new HPC program. In addition, legal and consulting fees, excluding those related to the HPC program, increased $920 thousand from the same period in 2005. ATM processing fees were up $260 thousand or 14.28% for the year of 2006 as compared to 2005 due to increased transactions. The remaining increase in all other expenses in the year of 2006 from 2005 was due mainly to increases in several general operating expenses, none of which were individually significant.
United’s efficiency ratio was 46.93% for the year of 2006 as compared to 41.45% for the year of 2005.
Income Taxes
For the year ended December 31, 2006, consolidated income taxes were $40.77 million, compared to $46.27 million for 2005. For the years ended December 31, 2006 and 2005, United’s effective tax rates were 31.4% and 31.5%, respectively.

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
Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or are repriced within a designated time frame. The principal function of managing interest rate risk is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the “GAP.” Earnings-simulation analysis captures not only the potential of these interest sensitive assets and liabilities to mature or reprice, but also the probability that they will do so. Moreover, earnings-simulation analysis considers the relative sensitivities of these balance sheet items and projects their behavior over an extended period of time. United closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin.
The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2007 and 2006:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2007	December 31, 2006
+ 200	2.37%	3.04%
+100	1.71%	1.50%
-100	-0.60%	-0.76%
- 200	-3.33%	-5.11%
Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 1.71% over one year as of December 31, 2007, as compared to an increase of 1.50% as of December 31, 2006. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.37% over one year as of December 31, 2007, as compared to an increase of

3.04% as of December 31, 2006. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.60% and 3.33%, respectively, over one year as of December 31, 2007 as compared to a decrease of 0.76% and 5.11% respectively, over one year as of December 31, 2006.
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
At December 31, 2007, United’s mortgage related securities portfolio had an amortized cost of $846 million, of which approximately $756 million or 89% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.3 years and a weighted average yield of 4.82%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.52%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.
United had approximately $14 million in 30-year mortgage backed securities with a projected yield of 6.63% and a projected average life of 4.2 years on December 31, 2007. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remaining 9% of the mortgage related securities portfolio at December 31, 2007, included adjustable rate securities (ARMs), balloon securities, and 10-year and 15-year mortgage backed pass-through securities.

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
     Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on page 44 hereof.

/s/ Richard M. Adams	/s/ Steven E. Wilson

Richard M. Adams, Chairman of the Board and Chief Executive Officer	Steven E. Wilson, Vice President, Treasurer, Secretary and Chief Financial Officer
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited United Bankshares Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of United Bankshares, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Charleston, West Virginia
February 25, 2008

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of United Bankshares Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Bankshares Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Charleston, West Virginia
February 25, 2008

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31	December 31
(Dollars in thousands, except par value)	2007	2006
Assets
Cash and due from banks	$211,181	$217,562
Interest-bearing deposits with other banks	1,964	22,882
Federal funds sold	17,506	18,569

Total cash and cash equivalents	230,651	259,013
Securities available for sale at estimated fair value (amortized cost-$1,163,014 at December 31, 2007 and $1,016,840 at December 31, 2006)	1,156,561	1,010,252
Securities held to maturity (estimated fair value-$158,165 at December 31, 2007 and $215,678 at December 31, 2006)	157,228	212,296
Other investment securities	80,975	52,922
Loans held for sale	1,270	2,041
Loans	5,800,561	4,813,708
Less: Unearned income	(7,077)	(6,961)

Loans net of unearned income	5,793,484	4,806,747
Less: Allowance for loan losses	(50,456)	(43,629)

Net loans	5,743,028	4,763,118
Bank premises and equipment	61,680	38,111
Goodwill	312,111	167,421
Accrued interest receivable	38,238	34,508
Other assets	212,997	177,916

TOTAL ASSETS	$7,994,739	$6,717,598

Liabilities
Deposits:
Noninterest-bearing	$913,427	$903,207
Interest-bearing	4,436,323	3,924,985

Total deposits	5,349,750	4,828,192
Borrowings:
Federal funds purchased	97,074	97,720
Securities sold under agreements to repurchase	499,989	460,858
Federal Home Loan Bank borrowings	1,012,272	533,899
Other short-term borrowings	5,000	3,688
Other long-term borrowings	195,890	85,301
Allowance for lending-related commitments	8,288	8,742
Accrued expenses and other liabilities	65,277	65,106

TOTAL LIABILITIES	7,233,540	6,083,506
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at December 31, 2007 and 2006, including 1,086,106 and 3,261,931 shares in treasury at December 31, 2007 and 2006, respectively	110,802	110,802
Surplus	98,405	93,680
Retained earnings	602,185	559,257
Accumulated other comprehensive loss	(12,480)	(15,791)
Treasury stock, at cost	(37,713)	(113,856)

TOTAL SHAREHOLDERS’ EQUITY	761,199	634,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,994,739	$6,717,598

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands, except per share data)	2007	2006	2005
Interest income
Interest and fees on loans	$367,881	$326,882	$274,882
Interest on federal funds sold and other short-term investments	2,504	1,804	850
Interest and dividends on securities:
Taxable	55,054	57,374	57,023
Tax-exempt	13,290	14,623	12,523

Total interest income	438,729	400,683	345,278
Interest expense
Interest on deposits	146,918	118,517	73,146
Interest on short-term borrowings	30,745	30,051	17,816
Interest on long-term borrowings	35,647	32,522	33,489

Total interest expense	213,310	181,090	124,451

Net interest income	225,419	219,593	220,827
Provision for credit losses	5,330	1,437	5,618

Net interest income after provision for credit losses	220,089	218,156	215,209
Other income
Fees from trust and brokerage services	15,414	12,948	11,083
Fees from deposit services	33,835	29,077	27,749
Other service charges, commissions, and fees	7,767	6,900	6,013
Income from bank-owned life insurance	5,389	4,422	4,753
Income from mortgage banking	527	855	1,055
Security (losses) gains	(68)	(3,176)	695
(Loss) Gain on termination of interest rate swaps associated with prepayment of FHLB advances	(8,113)	(4,599)	—
Other income	2,998	2,606	1,277

Total other income	57,749	49,033	52,625
Other expense
Salaries and employee benefits	64,795	62,331	59,197
Net occupancy expense	14,421	12,547	12,201
Equipment expense	7,044	6,392	7,032
Data processing expense	8,650	6,066	5,625
Bankcard processing expense	5,149	4,635	3,730
Prepayment penalties on FHLB advances	5,117	8,261	406
Other expense	42,753	36,941	32,969

Total other expense	147,929	137,173	121,160

Income before income taxes	129,909	130,016	146,674
Income taxes	39,235	40,767	46,265

Net income	$90,674	$89,249	$100,409

Earnings per common share:
Basic	$2.16	$2.15	$2.36

Diluted	$2.15	$2.13	$2.33

Dividends per common share	$1.13	$1.09	$1.05

Average outstanding shares:
Basic	41,901,422	41,532,121	42,514,445
Diluted	42,222,899	41,942,889	43,024,861
See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders'
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2005	44,320,832	110,802	99,773	459,393	3,739	(42,200)	631,507
Net income				100,409			100,409
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale					(16,133)		(16,133)
Change in unrealized loss on securities transferred from the available for sale to the held to maturity investment portfolio					493		493
Change in unrealized gains (losses) on derivatives					1,350		1,350

Total comprehensive income, net of tax							86,119
Stock-based compensation expense			21				21
Purchase of treasury stock (1,177,511 shares)						(41,289)	(41,289)
Distribution of treasury stock for deferred Compensation plan (1,314 shares)						39	39
Common dividends declared ($1.05 per share)				(44,575)			(44,575)
Common stock options exercised (175,931 shares)			(2,420)			5,803	3,383

Balance at December 31, 2005	44,320,832	110,802	97,374	515,227	(10,551)	(77,647)	635,205
Net income				89,249			89,249
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale					5,204		5,204
Change in unrealized loss on securities transferred from the available for sale to the held to maturity investment portfolio					436		436
Change in unrealized gains (losses) on derivatives					(2,869)		(2,869)

Total comprehensive income, net of tax							92,020
Purchase of treasury stock (1,304,294 shares)						(48,360)	(48,360)
Distribution of treasury stock for deferred Compensation plan (1,201 shares)						35	35
Common dividends declared ($1.09 per share)				(45,219)			(45,219)
Common stock options exercised (353,815 shares)			(3,694)			12,116	8,422
Adjustment to initially apply FASB 158, net of tax					(8,011)		(8,011)

Balance at December 31, 2006	44,320,832	110,802	93,680	559,257	(15,791)	(113,856)	634,092
Cumulative effect of adopting FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, An interpretation of FASB Statement No. 109, at January 1, 2007				(300)			(300)
Net income				90,674			90,674
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale					86		86
Change in unrealized loss on securities transferred from the available for sale to the held to maturity investment portfolio					1,027		1,027
Change in unrealized gains (losses) on derivatives					1,946		1,946
Change in accumulated other comprehensive income related to employee benefit plans					252		252

Total comprehensive income, net of tax							93,985
Stock based compensation expense			91				91
Acquisition of Premier Community Bankshares, Inc (2,684,068 shares)			8,443			93,707	102,150
Purchase of treasury stock (751,996 shares)						(25,959)	(25,959)
Distribution of treasury stock for deferred compensation plan (2,541 shares)						76	76
Common dividends declared ($1.13 per share)				(47,446)			(47,446)
Common stock options exercised (238,671 shares)			(3,809)			8,319	4,510

Balance at December 31, 2007	44,320,832	$110,802	$98,405	$602,185	($12,480)	($37,713)	$761,199

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$90,674	$89,249	$100,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,330	1,437	5,618
Depreciation, amortization and accretion	7,754	10,263	13,192
Gain on sales of bank premises, OREO and equipment	(621)	(169)	(33)
Loss on termination of interest rate swap	8,113	4,599	—
Loss (Gain) on securities transactions	68	3,176	(695)
Loans originated for sale	(37,414)	(52,108)	(72,202)
Proceeds from sales of loans	38,715	54,246	73,914
Gain on sales of loans	(530)	(855)	(1,055)
Stock-based compensation	91	—	21
Excess tax benefits from stock-based compensation arrangements	—	—	441
Deferred income tax (benefit) expense	1,656	9,586	(727)
Contribution to pension plan	—	(26,643)	(4,629)
Amortization of net periodic pension costs	(1,166)	—	—
Changes in:
Interest receivable	(278)	(2,481)	(4,656)
Other assets	(15,715)	(5,103)	553
Accrued expenses and other liabilities	(15,222)	4,202	2,728

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,455	89,399	112,879

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from maturities and calls of held to maturity securities	57,466	15,641	6,972
Proceeds from sales of securities held to maturity	475	—	—
Purchases of held to maturity securities	(621)	(639)	(453)
Proceeds from sales of securities available for sale	9,913	151,845	247,354
Proceeds from maturities and calls of securities available for sale	617,307	338,427	211,185
Purchases of securities available for sale	(744,376)	(268,845)	(484,925)
Net purchases of bank premises and equipment	(3,048)	(3,115)	(3,051)
Net cash of acquired subsidiary	(35,778)	—	—
Net change in other investment securities	(23,983)	(8,093)	(887)
Net change in loans	(240,581)	(160,417)	(238,154)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(363,226)	64,804	(261,959)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Dividends paid	(46,424)	(45,067)	(44,409)
Excess tax benefits from stock-based compensation arrangements	914	880	—
Acquisition of treasury stock	(24,889)	(47,607)	(41,289)
Net proceeds from issuance of trust preferred securities	82,475	—	—
Proceeds from exercise of stock options	3,367	7,261	3,233
Distribution of treasury stock for deferred compensation plan	76	35	39
Redemption of debt related to trust preferred securities	(10,310)	(3,093)	—
Repayment of long-term Federal Home Loan Bank borrowings	(305,312)	(252,142)	(133,353)
Proceeds from long-term Federal Home Loan Bank borrowings	414,685	200,000	150,000
Changes in:
Time deposits	(2,413)	234,108	255,644
Other deposits	(192,635)	(23,368)	64,245
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	333,875	(174,159)	(50,533)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	253,409	(103,152)	203,577

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,362)	51,051	54,497

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	259,013	207,962	153,465

CASH AND CASH EQUIVALENTS AT END OF YEAR	$230,651	$259,013	$207,962

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2007
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia.. The principal markets of United Bankshares, Inc. and subsidiaries (United) are Parkersburg, Charleston, Huntington, Morgantown and Wheeling, West Virginia; Arlington, Fairfax, Loudoun and Prince William counties, Virginia; Montgomery County, Maryland and Belmont County, Ohio.
Operating Segments: United’s business activities are confined to one reportable segment which is community banking. As a community banking entity, United offers a full range of products and services through various delivery channels.
Basis of Presentation: The consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below.
Cash Flow Information: United considers cash and due from banks, interest-bearing deposits with other banks and federal funds sold as cash and cash equivalents.
Securities: Management determines the appropriate classification of securities at the time of purchase. Debt securities that United has the positive intent and the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of Accumulated Other Comprehensive Income (Loss), net of deferred income taxes.
Gains or losses on sales of securities recognized by the specific identification method are reported in securities gains and losses within noninterest income of the Consolidated Statements of Income. United reviews available-for-sale and held-to-maturity securities on a quarterly basis for possible impairment. United determines whether a decline in fair value below the amortized cost basis of a security is other-than-temporary. This determination requires significant judgment. In making this judgment, United’s review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, recent changes in external credit ratings and United’s intent and ability to hold the security to maturity. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains and losses within noninterest income of the Consolidated Statements of Income.
Certain security investments that do not have readily determinable fair values and for which United does not exercise significant influence are carried at cost and are classified as other investment securities on the balance sheet. These cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees included in interest income were $4,631,000, $3,566,000 and $2,802,000 for the years of 2007, 2006 and 2005, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.
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
Loans Held for Sale: Loans held for sale consist of one-to-four family conforming residential loans originated for sale in the secondary market and carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
Asset Securitization: As further discussed in Note D, United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. These subordinated interests in securitized assets were recorded at their estimated fair values in securities available for sale. Since quoted market prices were generally not available for subordinated interests, United estimated fair values based on the present value of future expected cash flows using management’s best estimates of key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. The carrying value of these securities was fully amortized as of June 30, 2005.
United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans.
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
Other Real Estate Owned: At December 31, 2007 and 2006, other real estate owned (OREO) included in Other Assets in the Consolidated Balance Sheets was $6,365,000 and $4,231,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.
Advertising Costs: Advertising costs are generally expensed as incurred. Advertising expense was $4,089,000, $4,211,000 and $3,194,000 for the years of 2007, 2006, and 2005, respectively.
Income Taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. United has adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 was recorded in retained earnings. The adoption of FIN 48 did not have a significant impact on United’s consolidated financial statements.
Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Goodwill is not amortized, but is tested for impairment at least annually. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. United incurred amortization expense of $2,868,000, $1,886,000 and $2,292,000 in 2007, 2006, and 2005, respectively, related to all intangible assets. As of December 31, 2007 and 2006, total goodwill approximated $312,111,000 and $167,421,000, respectively.
Derivative Financial Instruments: United accounts for its derivative financial instruments in accordance with FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 requires all derivative instruments to be carried at fair value on the balance sheet. United usually designates derivative instruments to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a SFAS No. 133 hedge relationship.
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of December 31, 2007. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
In February 2006, the FASB issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. United adopted SFAS 155 on January 1, 2007 as required. Its implementation did not have a material impact on United’s consolidated financial statements.
Stock Options: United has stock option plans for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense has been recognized.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
On January 1, 2006, United adopted SFAS 123R using the modified prospective transition method. SFAS 123R revised 2004 (SFAS 123R), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.” Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006, United did not recognize any compensation cost for 2006. For the year 2007, 244,550 options were granted resulting in compensation cost of $91,000.
As further discussed in Note N, Notes to Consolidated Financial Statements, the estimated impact that the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect during 2005 was $3,496,000 or $0.08 per share.
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
Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 321,477 shares in 2007, 410,768 shares in 2006 and 510,416 shares in 2005. There are no other common stock equivalents.
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2007	2006	2005
Basic
Net Income	$90,674	$89,249	$100,409

Average common shares outstanding	41,901,422	41,532,121	42,514,445

Earnings per basic common share	$2.16	$2.15	$2.36

Diluted
Net Income	$90,674	$89,249	$100,409

Average common shares outstanding	41,901,422	41,532,121	42,514,445
Equivalents from stock options	321,477	410,768	510,416

Average diluted shares outstanding	42,222,899	41,942,889	43,024,861

Earnings per diluted common share	$2.15	$2.13	$2.33

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Other Recent Accounting Pronouncements: In March 2007, the Emerging Issues Task Force (EITF) of the Financial Standards Board (FASB) ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.” EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 31, 2007. United adopted EITF 06-10 as of January 1, 2008, as required. The adoption of this standard did not have a material impact on United’s financial statements.
In September 2006, the FASB issued EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which will require employers with endorsement split-dollar arrangements that provide a post-retirement life insurance benefit to record an obligation for this benefit and recognize an ongoing expense. EITF 06-4 will apply for fiscal years beginning after December 15, 2007, with an earlier adoption permitted. United adopted EITF 06-4 on January 1, 2008, as required. The cumulative effect of adopting EITF 06-4 will be recorded in retained earnings. Based on management’s preliminary analysis, the adoption of EITF 06-4 is not expected to have a significant impact on United’s consolidated financial statements.
In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard had no material impact on United’s consolidated financial statements.
In September 2006, the FASB published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. United is also required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. United adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. The effect of adopting SFAS 158 on United’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 also requires employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions, and will be effective for United for the fiscal year ending December 31, 2008. See Note M for further discussion of the effect of adopting SFAS 158 on United’s consolidated financial statements.
In September 2006, the FASB also issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. United adopted SFAS 157 on January 1, 2008. The adoption of this statement did not have a material impact on United’s consolidated financial statements.
In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. With this Standard, the FASB expects to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate the comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement does not eliminate disclosure requirements included in accounting standards. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. United does not intend to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on United’s consolidated financial statements.

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
The aggregate purchase price was approximately $200 million, including $98 million of cash, common stock valued at $97 million, and vested stock options exchanged valued at $5 million. Direct costs of the Premier acquisition were $1.48 million. The number of shares issued in the transaction were 2,684,068, which were valued based on the average market price of United’s common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. The value of the vested stock options was determined using the Black-Scholes option pricing model based upon 241,428 options exchanged. The following weighted average assumptions were used to determine the value of the options exchanged: risk-free interest rate of 4.96%, expected dividend yield of 3.00%, volatility factor of the expected market price of United’s common stock of 0.219 and a weighted expected option life of 2.1 years. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of approximately $148 million and $11 million, respectively. As a result of the merger, United assumed approximately $2.5 million of liabilities to provide severance benefits to terminated employees of Premier. A balance of $1.85 million remains as of December 31, 2007 for the assumed liabilities to provide severance benefits to terminated employees of Premier. The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of assts and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.
Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creating valuation allowances in the initial accounting for these loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The impact of recording the impaired loans acquired from Premier on July 14, 2007 at fair value was not significant. Additional disclosures required by SOP 03-3 are not provided because of the insignificant impact.

NOTE C—INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42,689	$188	$8	$42,869
State and political subdivisions	117,713	2,349	53	120,009
Mortgage-backed securities	846,037	4,173	4,105	846,105
Marketable equity securities	6,752	85	521	6,316
Corporate securities	149,823	2,572	11,133	141,262

Total	$1,163,014	$9,367	$15,820	$1,156,561

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,993	—	$85	$7,908
State and political subdivisions	110,261	$2,176	201	112,236
Mortgage-backed securities	777,133	822	11,896	766,059
Marketable equity securities	6,200	439	43	6,596
Corporate securities	115,253	2,619	419	117,453

Total	$1,016,840	$6,056	$12,644	$1,010,252

Corporate securities consist mainly of bonds and trust preferred issuances of corporations. The amortized cost and estimated fair value of securities available for sale at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of mortgage-backed securities with an amortized cost of $846,037,000 and an estimated fair value of $846,105,000 at December 31, 2007 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$40,627	$40,668
Due after one year through five years	82,214	82,315
Due after five years through ten years	195,981	196,808
Due after ten years	837,440	830,454
Marketable equity securities	6,752	6,316

Total	$1,163,014	$1,156,561

NOTE C—INVESTMENT SECURITIES — continued
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2007 and 2006:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
(In thousands)	Value	Losses	Value	Losses
2007
Treasuries and agencies	—	—	$2,989	$8
State and political	$1,815	$5	9,776	48
Mortgage-backed	58,244	594	407,397	3,511
Marketable equity securities	1,338	422	101	99
Corporate securities	85,849	10,132	14,504	1,001

Total	$147,246	$11,153	$434,767	$4,667

2006
Treasuries and agencies	$1,978	$3	$3,905	$82
State and political	3,452	22	25,651	179
Mortgage-backed	35,437	167	663,361	11,729
Marketable equity securities	—	—	158	43
Corporate securities	—	—	25,637	419

Total	$40,867	$192	$718,712	$12,452

Gross unrealized losses on available for sale securities were $15,820,000 at December 31, 2007. Securities in a continuous unrealized loss position for twelve months or more consisted primarily of mortgage-backed securities. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, FHLMC, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of December 31, 2007 is other than temporarily impaired. United believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
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

NOTE C—INVESTMENT SECURITIES — continued
The amortized cost and estimated fair values of securities held to maturity are summarized below:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,572	$1,316	—	$12,888
State and political subdivisions	59,466	1,043	$4	60,505
Mortgage-backed securities	165	10	—	175
Corporate securities	86,025	564	1,992	84,597

Total	$157,228	$2,933	$1,996	$158,165

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,682	$914	—	$12,596
State and political subdivisions	62,703	1,537	—	64,240
Mortgage-backed securities	234	7	—	241
Corporate securities	137,677	2,112	$1,188	138,601

Total	$212,296	$4,570	$1,188	$215,678

Corporate securities consist mainly of bonds and trust preferred issuances of corporations. The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of mortgage-backed securities with an amortized cost of $165,000 and an estimated fair value of $175,000 at December 31, 2007 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$8,624	$8,652
Due after one year through five years	35,964	36,623
Due after five years through ten years	26,568	27,495
Due after ten years	86,072	85,395

Total	$157,228	$158,165

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,002,234,000 and $948,623,000 at December 31, 2007 and 2006, respectively.

NOTE C—INVESTMENT SECURITIES — continued
The following is a summary of the amortized cost of available for sale securities at December 31:

	2007	2006	2005
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$42,689	$7,993	$11,133
States and political subdivisions	117,713	110,261	113,537
Mortgage-backed securities	846,037	777,133	967,686
Marketable equity securities	6,752	6,200	6,735
Corporate securities	149,823	115,253	129,107

TOTAL AVAILABLE FOR SALE SECURITIES	$1,163,014	$1,016,840	$1,228,198

The following is a summary of the amortized cost of held to maturity securities at December 31:

	2007	2006	2005
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$11,572	$11,682	$11,787
States and political subdivisions	59,466	62,703	67,304
Mortgage-backed securities	165	234	395
Corporate securities	86,025	137,677	147,859

TOTAL HELD TO MATURITY SECURITIES	$157,228	$212,296	$227,345

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $78,000 at December 31, 2007 and net unrealized losses of $11,067,000 at December 31, 2006 on all mortgage-backed securities.
The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2007, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$37,515	4.42%	$3,703	5.51%	$7,009	5.52%	$6,034	5.67%
States and political subdivisions (1)	4,517	6.86%	30,503	6.43%	72,584	6.27%	69,575	6.61%
Mortgage-backed securities	2,198	5.88%	65,693	4.58%	140,956	4.63%	637,355	5.05%
Corporate securities and marketable equity securities	5,021	6.04%	18,280	6.73%	2,000	—	217,299	7.02%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted-average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. At December 31, 2007 and 2006, the fair values of the subordinated interest and the cost of the available for sale securities were zero.
At December 31, 2007, the principal balances of the residential mortgage loans held in the securitization trust were approximately $7.39 million. Principal amounts owed to third party investors and to United in the securitization were approximately $2.81 million and $4.58 million, respectively, at December 31, 2007. The weighted average term to maturity of the underlying mortgages approximated 9.1 years as of December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, United received cash of $2,866,000, $4,388,000 and $7,689,000, respectively, on the retained interest in the securitization. United recognized income on the retained interests of $2,866,000, $4,388,000 and $3,809,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

			Principal Amount of				Net Credit
	Total Principal		Loans 60 Days				(Recoveries)/
	Amount of Loans		or More Past Due		Average Balances		Losses
(In thousands)	At December 31,				During the Year
Type of Loan	2007	2006	2007	2006	2007	2006	2007	2006
Residential mortgage loans (fixed-rate)	$7,393	$10,382	$86	$114	$8,817	$13,000	($66)	$369

NOTE E—LOANS
Major classifications of loans are as follows:

	December 31
	2007	2006	2005	2004	2003
			(In thousands)

Commercial, financial and agricultural	$1,210,049	$954,024	$934,780	$864,511	$791,219
Real estate mortgage	3,629,946	2,986,774	2,994,406	2,849,917	2,590,527
Real estate construction	601,323	523,042	347,274	303,516	173,826
Consumer	359,243	349,868	380,062	406,758	405,065
Less: Unearned interest	(7,077)	(6,961)	(6,693)	(6,426)	(5,403)

Total loans	5,793,484	4,806,747	4,649,829	4,418,276	3,955,234

Allowance for loan losses	(50,456)	(43,629)	(44,138)	(43,365)	(41,578)

TOTAL LOANS, NET	$5,743,028	$4,763,118	$4,605,691	$4,374,911	$3,913,656

Loans held for sale	$1,270	$2,041	$3,324	$3,981	$1,687

At December 31, 2007 and 2006, loans-in-process of $39,639,000 and $13,330,000 and overdrafts from deposit accounts of $7,754,000 and $4,936,000, respectively, are included within the appropriate loan classifications above.
The following is a summary of loans outstanding as a percent of total loans at December 31:

	2007	2006	2005	2004	2003
Commercial, financial and agricultural	20.89%	19.85%	20.10%	19.57%	20.00%
Real estate mortgage	62.65%	62.14%	64.40%	64.50%	65.50%
Real estate construction	10.38%	10.88%	7.47%	6.87%	4.40%
Consumer	6.08%	7.13%	8.03%	9.06%	10.10%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2007:

	Less Than	One To	Greater Than
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial and agricultural	$621,283	$350,539	$238,227	$1,210,049
Real estate construction	601,323	—	—	601,323

Total	$1,222,606	$350,539	$238,227	$1,811,372

NOTE E—LOANS — continued
At December 31, 2007, commercial, financial and agricultural loans by maturity are as follows:

	Less Than	One to	Over
	One Year	Five Years	Five Years	Total

Outstanding with fixed interest rates	$141,498	$210,493	$135,359	$487,350
Outstanding with adjustable rates	479,785	140,046	102,868	722,699

	$621,283	$350,539	$238,227	$1,210,049

There were no real estate construction loans with maturities greater than one year.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $126,432,000 and $122,150,000 at December 31, 2007 and 2006, respectively. During 2007, $355,604,000 of new loans were made and repayments totaled $361,017,000.
Nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At December 31, 2007 and 2006, nonperforming loans were as follows:

	December 31,
(In thousands)	2007	2006
Nonaccrual loans	$14,115	$5,755

Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	14,210	8,432

Total Nonperforming Loans	$28,325	$14,187

At December 31, 2007, the recorded investment in loans that were considered to be impaired was $30,952,000 (of which $14,115,000 was on a nonaccrual basis). Included in this amount were $24,097,000 of impaired loans for which the related allowance for credit losses was $3,615,000 and $6,855,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2006, the recorded investment in loans that were considered to be impaired was $21,963,000 (of which $5,755,000 was on a nonaccrual basis). Included in this amount were $15,193,000 of impaired loans for which the related allowance for credit losses was $3,000,000, and $6,770,000 of impaired loans that did not have an allowance for credit losses.
The average recorded investment in impaired loans during the years ended December 31, 2007, 2006 and 2005 was approximately $28,908,000, $26,503,000 and $15,940,000, respectively. Significant additions to impaired loans for the year of 2007 were $5.15 million from the former Premier offices, $4.32 million from two large collateralized commercial credits and $4.27 million from certain residential real estate construction credits originated by a former United loan officer. The increase in 2006 was due mainly to the impairment of two loans totaling $7.15 million to one commercial customer.
The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $1,865,000, $1,361,000 and $737,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, United recognized interest income on those impaired loans of approximately $1,423,000, $1,490,000 and $340,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

NOTE F—ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $8,288,000 and $8,742,000 at December 31, 2007 and 2006 is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2007	2006	2005
Balance at beginning of period	$52,371	$52,871	$51,353
Allowance of purchased subsidiaries	7,648	—	—
Provision for credit losses	5,330	1,437	5,618

	65,349	54,308	56,971

Loans charged off	7,738	3,228	6,016
Less recoveries	1,133	1,291	1,916

Net charge-offs	6,605	1,937	4,100

Balance at end of period	$58,744	$52,371	$52,871

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2007	2006

Land	$18,170	$11,307
Buildings and improvements	65,817	47,459
Leasehold improvements	18,308	16,851
Furniture, fixtures and equipment	77,827	71,049

	180,122	146,666
Less allowance for depreciation and amortization	118,442	108,555

Net bank premises and equipment	$61,680	$38,111

Depreciation expense was $5,171,000, $4,475,000, and $4,933,000 for years ending December 31, 2007, 2006 and 2005, respectively, while amortization expense was $103,000 in each of these same time periods.
United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $7,336,000, $6,951,000 and $6,528,000 for the years ended December 31, 2007, 2006 and 2005, respectively. United Bank (WV) leases three of its offices from companies that are beneficially owned by United directors. Rent expense incurred on these facilities was $976,000, $969,000, and $968,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES— continued
Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2007, consisted of the following:

Year	Amount
(In thousands)
2008	$6,950
2009	6,019
2010	4,951
2011	4,149
2012	3,026
Thereafter	6,119

Total minimum lease payments	$31,214

NOTE H—GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit intangible assets	$30,995	($20,117)	$10,878

Goodwill not subject to amortization			$312,111

	As of December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$19,890	($17,250)	$2,640

Goodwill not subject to amortization			$167,421

During the third quarter of 2007, United acquired Premier adding preliminary amounts of $147,879 to goodwill and $11,105 to core deposit intangible assets.
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2007:

Year	Amount
(In thousands)
2008	$3,494
2009	2,561
2010	1,884
2011	1,362
2012 and thereafter	1,577

NOTE I—DEPOSITS
The book value of deposits consisted of the following:

	December 31
(Dollars In thousands)	2007	2006
Demand deposits	$409,109	$429,504
Interest-bearing checking	174,666	159,628
Regular savings	324,728	317,642
Money market accounts	1,929,985	1,829,300
Time deposits under $100,000	1,557,478	1,317,839
Time deposits over $100,000	953,784	774,279

Total deposits	$5,349,750	$4,828,192

Interest paid on deposits approximated $144,532,000, $113,431,000 and $70,189,000 in 2007, 2006 and 2005, respectively.
At December 31, 2007, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2008	$1,842,433
2009	375,525
2010	165,906
2011	43,011
2012 and thereafter	84,387

Total	$2,511,262

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2007			2006			2005
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$202,319	—	—	$399,298	—	—	$563,028	—	—
NOW and money market deposits	2,136,375	$37,337	1.75%	1,932,103	$33,928	1.76%	1,810,211	$21,548	1.19%
Savings deposits	334,155	1,970	0.59%	336,008	1,239	0.37%	370,118	957	0.26%
Time deposits	2,313,736	107,611	4.65%	2,017,509	83,350	4.13%	1,717,190	50,641	2.95%

TOTAL	$4,986,585	$146,918	2.95%	$4,684,918	$118,517	2.53%	$4,460,547	$73,146	1.64%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2007 are summarized as follows:

(Dollars In thousands)	Amount
3 months or less	$377,247
Over 3 through 6 months	161,608
Over 6 through 12 months	176,298
Over 12 months	238,631

TOTAL	$953,784

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $246,136,000 and $160,955,000 at December 31, 2007 and 2006, respectively.

NOTE J—SHORT-TERM BORROWINGS
At December 31, 2007 and 2006, short-term borrowings and the related weighted-average interest rates were as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$97,074	4.13%	$97,720	5.26%
Securities sold under agreements to repurchase	499,989	3.25%	460,858	4.21%
Overnight FHLB Advances	434,000	3.74%	120,000	5.41%
TT&L note option	5,000	3.59%	3,688	5.04%

Total	$1,036,063		$682,266

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000,000 of which $2,049,000 was used as of December 31, 2007. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.
The table below shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

	Federal	Securities Sold
	Funds	Under Agreements
(Dollars in thousands)	Purchased	To Repurchase
At December 31:
2007	$97,074	$499,989
2006	97,720	460,858
2005	61,370	525,604

Weighted-average interest rate at year-end:
2007	4.1%	3.3%
2006	5.3%	4.2%
2005	4.1%	3.0%

Maximum amount outstanding at any month’s end:
2007	$138,150	$613,665
2006	101,395	590,606
2005	100,513	622,822

Average amount outstanding during the year:
2007	$99,415	$553,257
2006	79,194	553,743
2005	78,643	560,756

Weighted-average interest rate during the year:
2007	5.0%	4.1%
2006	5.0%	3.8%
2005	3.3%	2.3%

NOTE J—SHORT-TERM BORROWINGS— continued
At December 31, 2007, repurchase agreements included $497,569,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than one year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.
United has available funds of $70,000,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed, floating-rate of interest. In July of 2007, United borrowed funds totaling $50,000,000 on these two lines of credit to temporarily fund a portion of the cash consideration for the Premier acquisition. At the funding date, the weighted-average interest rate was 5.97% on the borrowings. United repaid the amounts in September 2007. At December 31, 2007, United had no outstanding balance under the lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established that must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2007, United Bank (VA) had an outstanding balance of $5,000,000 and had no additional funding available.
Interest paid on short-term borrowings approximated $30,893,000, $30,234,000 and $18,098,000 in 2007, 2006 and 2005, respectively.
NOTE K—LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2007, the total carrying value of loans pledged as collateral for FHLB advances approximated $1,333,751,000. United had an unused borrowing amount as of December 31, 2007 of approximately $1,166,883,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. During 2007, United prepaid $608.9 million of long-term FHLB advances and terminated interest rate swaps associated with three of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of $5.12 million and the termination of the interest rate swaps resulted in a before-tax loss of $8.11 million for the year of 2007. During 2006, United prepaid $250.0 million of long-term FHLB advances and terminated interest rate swaps associated with two of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of $8.26 million and the termination of the interest rate swaps resulted in a before-tax loss of $4.60 million in the year of 2006. United replaced the prepaid debt with other FHLB advances and associated interest rate swaps that lowered the total effective cost.
At December 31, 2007 and 2006, FHLB advances and the related weighted-average interest rates were as follows:

	2007			2006
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
(Dollars in thousands)	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$1,012,272	4.22%	4.22%	$533,899	4.08%	4.08%
Included in the $1,012,272,000 above at December 31, 2007 was $434,000,000 of overnight funds while $578,272,000 was long-term advances. At December 31, 2006, included in the $533,899,000 above was $120,000,000 of overnight funds while

NOTE K—LONG-TERM BORROWINGS— continued
$413,899,000 was long-term advances. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2007 and 2006 to manage interest rate risk on its long-term debt. Additional information is provided in Note P.
At year-end 2007, United has a total of eleven statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2007 and 2006, the outstanding balance of the Debentures were $195,890,000 and $85,301,000, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
In September of 2007, United, through a wholly-owned subsidiary, United Statutory Trust VI, participated in a Capital Securities offering of a third party in the amount of $30 million to help repay the short-term borrowings used to temporarily fund the acquisition of Premier. The proceeds were invested in junior subordinated debt of United paying interest quarterly at a fixed rate of 6.60% for the first five years and then at a floating rate equal 3-month LIBOR plus 130 basis points thereafter. Under the terms of the transactions, both Capital Securities will have a maturity of 30 years, and are redeemable after five years with certain exceptions. For regulatory purposes, both the $50 million and the $30 million issuance of Capital Securities qualify as Tier I capital in accordance with current regulatory reporting requirements.
As part of the acquisition of Premier on July 14, 2007, United assumed all the obligations of Premier and its subsidiaries. Premier had a total of four statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Premier. At merger, Premier owed approximately $39 million on its debentures. The Capital Securities assumed in the Premier acquisition qualify as Tier 1 capital of United under current regulatory reporting requirements.
During the fourth quarter of 2007, United redeemed the Capital Securities of United Statutory Trust I. As part of the redemption, United retired the $10,310,000 principal amount of 8.45% Junior Subordinated Debentures issued by United Statutory Trust I. During the fourth quarter of 2006, United redeemed the Capital Securities of Sequoia Capital Trust II. As part of the redemption, United retired the $3,093,000 principal amount of 9.17% Junior Subordinated Debentures issued by Sequoia Capital Trust II.
In January of 2008, United redeemed the Capital Securities of United Statutory Trust II. As part of the redemption, United retired the $10,310,000 principal amount of 8.59% Junior Subordinated Debentures issued by United Statutory Trust II.

NOTE K—LONG-TERM BORROWINGS— continued
Information related to United’s statutory trusts is presented in the table below:

		Amount of
		Capital
		Securities
Description	Issuance Date	Issued	Interest Rate	Maturity Date
(Dollars in thousands)
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
United Statutory Trust II	December 19, 2002	$10,000	3-month LIBOR + 3.35%	January 7, 2033
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	6.67% Fixed, until October 2012	October 1,2037
United Statutory Trust VI	September 20, 2007	$30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	6.62% Fixed, until March 2012	March 1, 2037
At December 31, 2007 and 2006, the Debentures and their related weighted-average interest rates were as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Century Trust	$8,809	10.88%	$8,817	10.88%
Sequoia Trust I	8,961	10.18%	9,471	10.18%
United Statutory Trust I	—	—	10,310	8.62%
United Statutory Trust II	10,310	8.59%	10,310	8.72%
United Statutory Trust III	20,619	8.54%	20,619	8.21%
United Statutory Trust IV	25,774	7.83%	25,774	8.23%
United Statutory Trust V	51,547	6.67%	—	—
United Statutory Trust VI	30,928	6.60%	—	—
Premier Statutory Trust II	5,951	8.34%	—	—
Premier Statutory Trust III	8,248	6.73%	—	—
Premier Statutory Trust IV	14,433	6.43%	—	—
Premier Statutory Trust V	10,310	6.62%	—	—

Total	$195,890		$85,301

At December 31, 2007, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2008	$110,864
2009	80,425
2010	335,130
2011	10,211
2012 and thereafter	237,532

Total	$774,162

Interest paid on long-term borrowings approximated $34,343,000, $33,629,000 and $33,099,000 in 2007, 2006 and 2005, respectively.

NOTE L—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2007	2006	2005
Current expense:
Federal	$36,378	$30,173	$46,242
State	1,201	1,008	750
Deferred (benefit) expense:
Federal and State	1,656	9,586	(727)

Total income taxes	$39,235	$40,767	$46,265

Below is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
	2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$45,468	35.0%	$45,506	35.0%	$51,336	35.0%

Plus: State income taxes net of federal tax benefits	800	0.6	1,309	1.0	515	0.4

	46,268	35.6	46,815	36.0	51,851	35.4

Increase (decrease) resulting from:
Tax-exempt interest income	(3,843)	(3.0)	(3,474)	(2.7)	(3,062)	(2.1)
Tax reserve adjustment	(955)	(0.7)	(317)	(0.2)	(138)	(0.1)
Other items-net	(2,235)	(1.7)	(2,257)	(1.7)	(2,386)	(1.7)

Income taxes	$39,235	30.2%	$40,767	31.4%	$46,265	31.5%

For years ended 2007 and 2006, United recognized a federal income tax benefit applicable to securities transactions of $24,000 and $1,112,000, respectively. For the years ended 2005, United incurred federal income tax expense applicable to securities transactions of approximately $243,000. Income taxes paid approximated $48,563,000, $27,805,000 and $47,565,000 in 2007, 2006 and 2005, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Taxes not on income, which consists mainly of business franchise taxes, were $4,516,000, $3,827,000 and $3,281,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE L—INCOME TAXES— continued
Significant components of United’s deferred tax assets and liabilities (included in other assets) at December 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Deferred tax assets:
Allowance for credit losses	$23,343	$21,005
Accrued benefits payable	660	—
Other accrued liabilities	343	821
Unrecognized components of net periodic pension costs	5,038	5,206
Unrealized loss on cash flow hedge	—	818
Unrealized loss on securities available for sale	2,773	3,375
Premises and equipment	—	458
Other	2,538	—

Total deferred tax assets	34,695	31,683

Deferred tax liabilities:
Purchase accounting intangibles	7,762	3,832
Deferred mortgage points	1,020	1,158
Accrued benefits payable	9,019	9,019
Unrealized gain on cash flow hedge	230	—
Premises and equipment	1,459	—
Other	—	4,295

Total deferred tax liabilities	19,490	18,304

Net deferred tax assets	$15,205	$13,379

At December 31, 2007, United had state net operating loss carryforwards of $82,118,000 (for which no tax benefit has been recorded) that are subject to limitation imposed by tax laws and, if not used, will expire from 2023 to 2026.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address concerns regarding comparability in reporting tax assets and liabilities resulting in an enterprise’s financial statements resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements. United has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was $300,000 which was recorded in retained earnings. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

(In thousands)	December 31, 2007
Unrecognized tax benefits at beginning of year	$9,148
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,795
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,398)

Unrecognized tax benefits at end of year	$7,545

NOTE L—INCOME TAXES— continued
The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2004 through 2006. During the third quarter of 2007, United reduced its income tax reserve by $1,055,000 due to the expiration of the statute of limitations for examination of certain years. Also in the third quarter of 2007, United reduced its goodwill by $2,278,000 due to the expiration of the statute of limitations for income tax matters related to a prior acquisition that was previously recorded as a part of the purchase price allocation.
As of December 31, 2007, the total amount of accrued interest related to uncertain tax positions was $730,000. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
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
In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) was amended to change the participation rules. The decision to change the participation rules for the Plan follows current industry trends, as many large and medium size companies have taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change has no impact on current employees (those hired prior to October 1, 2007). They will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Saving and Stock Investment 401(k) Plan.
On December 31, 2006, United adopted the recognition and disclosure provision of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires United to recognize the funded status of its defined benefit post-retirement plan in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in United’s statement of financial positions pursuant to the provisions of SFAS 87. These amounts were subsequently recognized as net periodic pension cost pursuant to United’s historical accounting policy for amortizing such amounts.
Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods are recognized as a component of other comprehensive income. Those amounts are subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.

NOTE M—EMPLOYEE BENEFIT PLANS— continued
The incremental effects of adopting the provision of Statement 158 on United’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on United’s consolidated statements of income for the years ended December 31, 2006 and 2005, and it will not affect United’s operating results in future periods.

(In thousands)	At December 31, 2006
	Prior to	Effect of	As Reported at
	Adopting	Adopting	December 31,
	Statement 158	Statement 158	2006
Net pension asset	40,165	(13,217)	$26,948
Deferred income taxes	8,058	5,206	13,264
Accumulated other comprehensive income	(7,780)	(8,011)	(15,791)
Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $526 ($319 net of tax), unrecognized prior service costs of $8 ($5 net of tax) and unrecognized actuarial losses of $10,899 ($6,604 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 is $175 ($105 net of tax), $1 ($1 net of tax), and $193 ($119 net of tax), respectively.
Net consolidated periodic pension cost included the following components:

(In thousands)	Year Ended December 31,
	2007	2006	2005
Service cost	$2,154	$2,141	$1,882
Interest cost	3,474	3,245	3,034
Expected return on plan assets	(7,213)	(4,749)	(4,468)
Amortization of transition asset	(175)	(175)	(175)
Recognized net actuarial loss	593	926	682
Amortization of prior service cost	1	1	1

Net periodic pension cost	$(1,166)	$1,389	$956

Weighted-Average Assumptions:
Discount rate	6.25%	6.00%	6.25%
Expected return on assets	8.50%	8.50%	9.00%
Rate of compensation increase	3.25%	3.25%	3.25%

NOTE M—EMPLOYEE BENEFIT PLANS— continued
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2007 and the accumulated benefit obligation at December 31, 2006 is as follows:

(In thousands)	December 31,
	2007	2006
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$58,750	$54,830
Service Cost	2,154	2,141
Interest Cost	3,475	3,245
Actuarial (Gain) Loss	(1,898)	42
Benefits Paid	(1,791)	(1,508)

Projected Benefit at the End of the Year	$60,690	$58,750
Accumulated Benefit Obligation at the End of the Year	$52,471	$50,749

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$85,698	$56,613
Actual Return on Plan Assets	7,733	3,915
Benefits Paid	(1,791)	(1,508)
Employer Contributions	—	26,679

Fair value of plan assets at end of year	$91,640	$85,699

Net Amount Recognized
Funded Status	$30,950	$26,948
Unrecognized Transition Asset	(526)	(701)
Unrecognized Prior Service Cost	8	9
Unrecognized Net Loss	10,899	13,909

Net Amount Recognized	$41,331	$40,165

Weighted-Average Assumptions at the End of the Year
Discount Rate	6.25%	6.00%
Rate of Compensation Increase	3.25%	3.25%
Currently, the plan’s measurement date is September 30th of each year. For the fiscal year ending December 31, 2008, United is required to measure the funded status of the plan as of the end of the fiscal year in accordance with FAS 158. Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

			Percentage of
	Target Allocation	Allowable Allocation	Plan Assets at
Plan Assets	2008	Range	September 30,

			2007	2006
Equity Securities	70%	50-80%	55%	33%
Debt Securities	25%	20-40%	43%	20%
Other	5%	3-10%	2%	47%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,221,000 (4%) and $3,939,000 (5%) at September 30, 2007 and 2006, respectively.
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

NOTE M—EMPLOYEE BENEFIT PLANS— continued
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
At December 31, 2007, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2008	$1,862
2009	1,921
2010	1,999
2011	2,203
2012	2,598
2013 through 2017	18,642
During the third quarter of 2006, United contributed to the plan $26.64 million, its maximum allowable contribution by law. As a result, employer contributions were not paid to the plan for the fiscal year ending December 31, 2007.
The United Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. After one year of eligible service, United matches 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $776,000, $723,000 and $738,000 in 2007, 2006 and 2005, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2007 and 2006, the combined plan assets included 732,732 and 731,120 shares, respectively, of United common stock with an approximate fair value of $20,531,000 and $28,257,000, respectively. Dividends paid on United common stock held by the plans approximated $822,000, $795,000 and $764,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.
NOTE N—STOCK BASED COMPENSATION
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

NOTE N—STOCK BASED COMPENSATION— continued
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
On December 30, 2005, the Executive Committee of the Board of Directors of United approved the accelerated vesting of all unvested stock options granted prior to December 30, 2005 to United employees, including Executive Officers, under the 2001 Stock Option Plan. As a result of the vesting acceleration, options to purchase 547,626 shares of United common stock became exercisable immediately. United recognized a pre-tax expense of approximately $21 thousand in the fourth quarter of 2005 for those accelerated options that were “in-the-money”, that is, the option’s exercise price was less than the market value of United’s stock. Due to the modification to accelerate the unvested options, United did not recognize any compensation cost for the year 2006. In addition, no new options were granted in 2006. Accordingly, the adoption of SFAS 123R had no impact on United’s consolidated statements of income or net income per share in 2005 and 2006. In the year of 2007, 244,550 options were granted resulting in the recognition of compensation expense of $91,000.
At its March 20, 2006 regular meeting, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan and directed that the 2006 Stock Option Plan be submitted to United’s shareholders for approval at its Annual Meeting of Shareholders (the 2006 Annual Meeting). At the 2006 Annual Meeting, held on May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of December 31, 2007, 244,550 shares have been granted under the 2006 Stock Option Plan.
United currently has options outstanding from various option plans other than the 2006 Stock Option Plan (the Prior Plans); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the plans is ten (10) years.
The fair value of the options for 2007 and 2005 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.09% and 4.47%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.2954 and 0.2226; and a weighted-average expected option life of 5.89 years and 6.06 years, respectively. The estimated fair value of the options at the date of grant was $7.06 and $7.26 for the options granted during 2007 and 2005, respectively. As mentioned before, no options were granted in 2006. SFAS 123R defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

NOTE N—STOCK BASED COMPENSATION— continued
The following table reflects the estimated impact the fair value method would have had on United’s net income and net income per share if SFAS 123R had been in effect during 2005. The pro forma disclosures set forth below present United’s consolidated net income and diluted consolidated earnings per share, determined as if United had recognized compensation expense for its employee stock options based on the estimated fair value of the options at the date of grant amortized over the vesting period of the options:

Year ended
(Dollars in thousand, except per share)	December 31,
2005
Net Income, as reported	$100,409
Less pro forma expense related to options granted,net of tax	(3,496)

Pro forma net income	$96,913

Pro forma net income per share:
Basic — as reported	$2.36
Basic — pro forma	$2.28
Diluted — as reported	$2.33
Diluted — pro forma	$2.25
The following is a summary of activity of United’s Incentive Stock Option Plans:

	Year ended December 31, 2007
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2007	1,732,200			$28.00
Granted	244,550			27.77
Exercised	238,671			18.59
Assumed in acquisition of subsidiary	224,528			13.95
Forfeited or expired	41,150			33.38

Outstanding at December 31, 2007	1,921,457	$6,603	5.6	$27.38

Exercisable at December 31, 2007	1,676,907	$6,542	5.0	$27.32

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2007:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Nonvested at January 1, 2007	—	—
Granted	244,550	$7.06
Vested	—	—
Forfeited or expired	—	—

Nonvested at December 31, 2007	244,550	$7.06

NOTE N—STOCK BASED COMPENSATION— continued
As of December 31, 2007, the total unrecognized compensation cost related to nonvested awards was $1.64 million with a weighted-average expense recognition period of 2.83 years. The total fair value of awards vested during the year ended December 31, 2007, was zero as none of the awards granted in 2007 have vested.
In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at December 31, 2007, 2006 and 2005 were 19,717, 19,087 and 23,794, respectively. Options granted through the reinvestment of dividends during 2007, 2006 and 2005 were 630, 639 and 689, respectively. No options were exercised during 2007 while 5,346 options were exercised in 2006. No options were exercised under this plan during 2005. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability. For the years of 2007, 2006, and 2005, compensation expense from these stock options was not significant. At December 2007 and 2006, the associated liability from these stock options was not significant.
Cash received from options exercised under the Plans for the years ended December 31, 2007, 2006 and 2005 was $3.37 million, $7.26 million, and $3.23 million, respectively. During 2007 and 2006, 238,671 and 348,469 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2007 and 2006. The weighted-average grant-date fair value of options granted in the year of 2007 was $7.06. No options were granted in the year of 2006; therefore, the weighted-average grant-date fair value was zero. The weighted-average grant-date fair value of options granted during the year 2005 was $7.26. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2007, 2006, and 2005 was $3.35 million, $5.12 million, and $3.05 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $914 thousand and $880 thousand from excess tax benefits related to share-based compensation for the year of 2007 and 2006, respectively. Cash flows of $441 thousand from excess tax benefits related to share-based compensation were reported as operating activities for the year ended 2005.
NOTE O—COMMITMENTS AND CONTINGENT LIABILITIES
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

NOTE O—COMMITMENTS AND CONTINGENT LIABILITIES— continued
United had approximately $1,945,818,000 and $1,734,299,000 of loan commitments outstanding as of December 31, 2007 and 2006, respectively, substantially all of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,580,000 and $525,000 as of December 31, 2007 and 2006, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $144,314,000 and $112,367,000 as of December 31, 2007 and 2006, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
NOTE P—DERIVATIVE FINANCIAL INSTRUMENTS
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
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2007, United has both fair value hedges and cash flow hedges.
In December 2007, United terminated a fixed interest rate swap designated as a cash flow hedge associated with the repayment of a $228.9 million variable interest rate FHLB advance that was being hedged. United recognized an $8.90 million before-tax loss on the termination of the swap. United replaced the $228.9 million of debt with a 3-year variable-interest rate FHLB advance and an associated fixed interest rate swap designated as a cash flow hedge.
In June 2007, United terminated two fixed interest rate swaps designated as cash flow hedges associated with the repayment of two $100 million variable interest rate FHLB advances that were being hedged. United recognized a $787 thousand before-tax gain on the termination of the swaps. In addition, United prepaid approximately $28.9 million of a $100 million long-term convertible FHLB advance. United replaced the $228.9 million of debt with a 3-year variable-interest rate FHLB advance and an associated fixed interest rate swap designated as a cash flow hedge.
During the first quarter of 2006, as part of a balance sheet repositioning strategy, United terminated a fixed interest rate swap designated as a cash flow hedge associated with the repayment of $50 million variable interest rate FHLB advance that was being hedged. United recognized a $3.06 million before-tax gain on the termination of the swap. During the third quarter of 2006, United prepaid two $100 million convertible FHLB advances and terminated an interest rate swap designated as a fair value hedge associated with one of the advances. The termination of the interest rate swap resulted in a before-tax loss of

NOTE P—DERIVATIVE FINANCIAL INSTRUMENTS— continued
approximately $7.66 million. United replaced the $200 million of debt with two $100 million advances and associated interest rate swaps which qualify as cash flow hedges.
The following tables set forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2007 and 2006:
Derivative Classifications and Hedging Relationships

	December 31, 2007			December 31, 2006
	Notional	Derivative		Notional	Derivative
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,155	—	$588	$14,281	$84	$135

Total Derivatives Designated as Fair Value Hedges:	$14,155	—	$588	$14,281	$84	$135

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$234,685	$657	—	$200,000	—	$2,336

Total Derivatives Designated as Cash Flow Hedges:	$234,685	$657	—	$200,000	—	$2,336

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$248,840	$657	$588	$214,281	$84	$2,471

Derivative Hedging Instruments

	December 31, 2007				December 31, 2006
		Average	Average			Average	Average
	Notional	Receive	Pay	Estimated	Notional	Receive	Pay	Estimated
(In thousands)	Amount	Rate	Rate	Fair Value	Amount	Rate	Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,155	—	6.27%	$(588)	$14,281	—	6.27%	$(51)

Total Derivatives Used in Fair Value Hedges	$14,155			$(588)	$14,281			$(51)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$234,685	—	3.79%	$657	$200,000	—	5.28%	$(2,336)

Total Derivatives Used in Cash Flow Hedges	$234,685			$657	$200,000			$(2,336)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$248,840			$69	$214,281			$(2,387)

NOTE P—DERIVATIVE FINANCIAL INSTRUMENTS— continued
For the years ended December 31, 2007 and 2006, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were not significant to United’s Consolidated Statements of Income. As of December 31, 2007 and 2006, $2,545,000 and $1,518,000, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. During the next 12 months, United does not expect to reclassify into earnings any of the net deferred loss reported in other comprehensive income at December 31, 2007.
For the year of 2007 and 2005, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. A summary of derivative financial instruments not in hedge relationships by type of activity are as follows:

	Net Derivative
	Asset (Liability)		Net Gains (Losses)
	As of December 31		For the Year Ended December 31
(In thousands)	2007	2006	2007	2006	2005
Other Derivative Instruments:
Interest Rate Risk Management	$196	—	$196	—	$35
Customer Risk Management	(196)	—	(196)	—	(35)

Total Other Derivative Instruments	$—	—	$—	—	$—

NOTE Q—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2007	2006	2005
Net Income	$90,674	$89,249	$100,409
Securities available for sale:
Net change in unrealized gains (losses) gains on available for sale securities arising during the period	65	4,831	(24,125)
Related income tax (expense) benefit	(23)	(1,691)	8,444
Net reclassification adjustment for losses (gains) included in net income	68	3,176	(695)
Related income tax (benefit) expense	(24)	(1,112)	243

Net effect on other comprehensive income (loss)	86	5,204	(16,133)

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from available for sale to the held to maturity investment portfolio	1,197	—	—
Related income tax benefit	(419)	—	—
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	383	671	758
Related income tax expense	(134)	(235)	(265)

Net effect on other comprehensive income	1,027	436	493

Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge	(3,915)	(2,336)	2,077
Related income tax expense (benefit)	1,370	817	(727)
Termination of cash flow hedge	6,909	(2,077)	—
Related income tax (benefit) expense	(2,418)	727	—

Net effect on other comprehensive income (loss)	1,946	(2,869)	1,350

FASB 158 pension plan:
Amortization of transition asset	(175)	—	—
Related income tax expense	70	—	—
Amortization of prior service cost	1	—	—
Related income tax benefit	—	—	—
Recognized net actuarial loss	593	—	—
Related income tax benefit	(237)	—	—

Net effect on other comprehensive income	252	—	—

Total change in other comprehensive income	3,311	2,771	(14,290)

Total Comprehensive Income	$93,985	$92,020	$86,119

NOTE R—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31
(In thousands)	2007	2006
Assets
Cash and due from banks	$23,848	$23,636
Securities available for sale	6,999	7,257
Securities held to maturity	6,110	6,130
Other investment securities	1,247	1,317
Loans	—	457
Investment in subsidiaries:
Bank subsidiaries	879,228	681,693
Nonbank subsidiaries	6,638	4,677
Other assets	6,027	5,503

Total Assets	$930,097	$730,670

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$139,178	$67,013
Accrued expenses and other liabilities	29,720	29,565
Shareholders’ equity (including other accumulated comprehensive loss of $12,480 and $15,791 at December 31, 2007 and 2006, respectively)	761,199	634,092

Total Liabilities and Shareholders’ Equity	$930,097	$730,670

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2007	2006	2005
Income
Dividends from banking subsidiaries	$101,294	$89,854	$87,340
Net interest income	683	696	561
Management fees:
Bank subsidiaries	10,050	10,128	9,292
Nonbank subsidiaries	22	15	14
Other income	186	253	453

Total Income	112,235	100,946	97,660

Expenses
Interest paid on short-term borrowings	—	—	16
Operating expenses	18,226	14,889	12,715

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	94,009	86,057	84,929
Applicable income tax benefit	(3,219)	(1,176)	(864)

Income Before Equity in Undistributed Net Income of Subsidiaries	97,228	87,233	85,793
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	(6,350)	1,965	14,539
Nonbank subsidiaries	(204)	51	77

Net Income	$90,674	$89,249	$100,409

NOTE R—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION - continued
Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2007	2006	2005
Operating Activities
Net income from continuing operations	$90,674	$89,249	$100,409
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	6,553	(2,016)	(14,616)
Depreciation and net amortization	(1)	(14)	2
Amortization of net periodic pension costs	20	—	—
Stock-based compensation	91	—	21
Net loss on securities transactions	(235)	(322)	(453)
Net change in other assets and liabilities	(2,005)	(1,903)	(593)

Net Cash Provided by Operating Activities	95,097	84,994	84,770

Investing Activities
Net (purchases of) proceeds from sales of securities	(315)	789	2,410
Net cash paid in acquisition of subsidiary	(98,142)	—	—
Increases in investment in subsidiaries	(2,474)	—	—
Repayment on loan balances by customers	457	570	540
Change in other investment securities	70	59	(315)

Net Cash (Used in) Provided by Investing Activities	(100,404)	1,418	2,635

Financing Activities
Net repayment of from subsidiary trusts	(10,000)	—	—
Net advances from subsidiary trusts	82,475	—	—
Cash dividends paid	(46,424)	(45,067)	(44,409)
Acquisition of treasury stock	(24,889)	(47,607)	(41,289)
Distribution of treasury stock for deferred compensation plan	76	35	39
Excess tax benefits from stock-based compensation arrangements	914	880	—
Proceeds from exercise of stock options	3,367	7,261	3,233

Net Cash Provided by (Used in) Financing Activities	5,519	(84,498)	(82,426)

Increase in Cash and Cash Equivalents	212	1,914	4,979

Cash and Cash Equivalents at Beginning of Year	23,636	21,722	16,743

Cash and Cash Equivalents at End of Year	$23,848	$23,636	$21,722

NOTE S—REGULATORY MATTERS
The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2007, were approximately $19,018,000 and $15,674,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2006, was approximately $43,340,000 and $40,862,000, respectively.
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
During 2008, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $11,397,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $58,354,000 at December 31, 2007, and must be secured by qualifying collateral.
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
Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2007, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2007, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

NOTE S—REGULATORY MATTERS — continued
United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$697,951	10.8%	$519,046	≥8.0%	$648,807	≥10.0%
United Bank (WV)	336,173	10.3%	260,296	≥8.0%	325,370	≥10.0%
United Bank (VA)	336,037	10.2%	263,010	≥8.0%	328,762	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	630,407	9.7%	259,523	≥4.0%	389,284	≥6.0%
United Bank (WV)	305,114	9.4%	130,148	≥4.0%	195,222	≥6.0%
United Bank (VA)	302,852	9.2%	131,505	≥4.0%	197,257	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	630,407	8.5%	297,864	≥4.0%	372,331	≥5.0%
United Bank (WV)	305,114	7.7%	157,916	≥4.0%	197,395	≥5.0%
United Bank (VA)	302,852	8.4%	144,547	≥4.0%	180,684	≥5.0%
As of December 31, 2006:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$613,171	11.2%	$439,760	≥8.0%	$549,699	≥10.0%
United Bank (WV)	329,701	10.8%	244,230	≥8.0%	305,288	≥10.0%
United Bank (VA)	263,874	10.9%	194,077	≥8.0%	242,597	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	551,822	10.0%	219,880	≥4.0%	329,820	≥6.0%
United Bank (WV)	297,963	9.8%	122,115	≥4.0%	183,173	≥6.0%
United Bank (VA)	237,741	9.8%	97,039	≥4.0%	145,558	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	551,822	8.6%	256,490	≥4.0%	320,613	≥5.0%
United Bank (WV)	297,963	8.0%	148,400	≥4.0%	185,500	≥5.0%
United Bank (VA)	237,741	8.6%	110,279	≥4.0%	137,849	≥5.0%
NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS
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

NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS - continued
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
The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents	$230,651	$230,651	$259,013	$259,013
Securities available for sale	1,156,561	1,156,561	1,010,252	1,010,252
Securities held to maturity	157,228	158,165	212,296	215,678
Other Securities	80,975	80,975	52,922	52,922
Loans held for sale	1,270	1,270	2,041	2,041
Loans	5,793,484	5,893,751	4,806,747	4,759,532
Derivative financial assets	657	657	84	84
Deposits	5,349,750	5,383,443	4,828,192	4,823,803
Short-term borrowings	1,036,063	1,036,063	682,266	682,034
Long-term borrowings	774,162	782,186	499,200	510,542
Derivative financial liabilities	588	588	2,471	2,471

NOTE U—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2007 and 2006 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Interest income	$100,622	$101,702	$117,309	$119,096
Interest expense	47,960	48,882	58,197	58,271
Net interest income	52,662	52,820	59,112	60,825
Provision for credit losses	350	850	1,550	2,580
Mortgage banking income	161	162	124	80
Securities losses, net	157	165	172	(562)
Other noninterest income	14,598	16,198	17,030	9,464
Noninterest expense	31,495	32,496	39,022	44,916
Income taxes	11,326	11,487	10,063	6,359
Net income (1)	24,407	24,512	25,803	15,952

Per share data:
Average shares outstanding (000s):
Basic	40,946	40,677	42,732	43,216
Diluted	41,272	40,936	42,998	43,439
Net income per share:
Basic	$0.60	$0.60	$0.60	$0.37
Diluted	$0.59	$0.60	$0.60	$0.37
Dividends per share	$0.28	$0.28	$0.28	$0.29

2006
Interest income	$95,581	$100,461	$102,435	$102,206
Interest expense	40,560	44,881	47,506	48,143
Net interest income	55,021	55,580	54,929	54,063
Provision for credit losses	250	348	571	268
Mortgage banking income	229	150	236	240
Securities gains (losses), net	(2,838)	(99)	(134)	(105)
Other noninterest income	16,271	14,374	6,112	14,597
Noninterest expense	32,188	32,163	40,214	32,608
Income taxes	11,635	12,035	6,193	10,904
Net income (1)	24,610	25,459	14,165	25,015

Per share data:
Average shares outstanding (000s):
Basic	41,924	41,684	41,374	41,157
Diluted	42,379	42,084	41,775	41,558
Net income per share:
Basic	$0.59	$0.61	$0.34	$0.61
Diluted	$0.58	$0.60	$0.34	$0.60
Dividends per share	$0.27	$0.27	$0.27	$0.28

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
          Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 43-44 of this report and are incorporated in this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
     None

UNITED BANKSHARES, INC.
FORM 10-K, PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2008 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the captions “Beneficial Ownership of Directors and Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
          United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.
          Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”
          Since the disclosure of the procedures in the definitive proxy statement for the 2007 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION
          Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, under the caption of “Director Compensation” under the heading “GOVERNANCE OF THE COMPANY”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2008 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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
(3)	Exhibits Required by Item 601
               Listing of Exhibits — See the Exhibits’ Index on page 94 of this Form 10-K.
(b)	Exhibits — The exhibits to this Form 10-K begin on page 98 .

(c)	Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.
               All reports filed electronically by United with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on United’s web site at ubsi-inc.com. These filings are also accessible on the SEC’s web site at www.sec.gov.

UNITED BANKSHARES, INC.
FORM 10-K
INDEX TO EXHIBITS

Sequential
	S-K Item 601	Page
Description	Table Reference	Number

Agreement and Plan of Reorganization with Premier Community Bankshares, Inc.	(2)	(a	)

Articles of Incorporation and Bylaws:	(3)

(a) Articles of Incorporation		(c	)

(b) Bylaws		(d	)

Material Contracts	(10)

(a) Employment Agreement with I. N. Smith, Jr.		(b	)

(b) Employment Agreement with Richard M. Adams		(g	)

(c) Supplemental Retirement Agreement with Richard M. Adams		(g	)

(d) Lease on Branch Office in Charleston Town Center, Charleston, West Virginia		(b	)

(e) Lease on United Center, Charleston, West Virginia		(e	)

(f) Data processing contract with FISERV		(l	)(m)

(g) Executive Officer Change of Control Agreements		(f	)(h)

(h) Employment Agreement with J. Paul McNamara		(h	)

(i) Supplemental Retirement Contract with Richard M. Adams, Jr., James J. Consagra, Jr., James B. Hayhurst, Jr., Joe L. Wilson, and Steven E. Wilson		(i	)(j)(n)

		Sequential
	S-K Item 601	Page
Description	Table Reference	Number
(j) Summary of Compensation Paid to Named Executive Officers	(10)	(n	)

(k) Summary of Compensation Paid to Directors		(k	)

(l) Summary of Amendment to Richard M.
Adams’ Employment Contract		(n	)

Statement Re: Computation of Ratios	(12)	98

Subsidiaries of the Registrant	(21)	99

Consent of Ernst & Young LLP	(23)	101

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	102

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	103

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(32.1)	104

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(32.2)	105
Footnotes

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 26, 2007 and filed January 29, 2007 for United Bankshares, Inc., File No. 01-13322.

(b)	Incorporated into this filing by reference to Exhibit 10 of the 1985 Form 10-K for Intermountain Bankshares, Inc., File No. 0-12356.

(c)	Incorporated into this filing by reference to Exhibits to the 1989 10-K for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibits to the 1991 10-K for United Bankshares, Inc., File No. 0-13322.

Footnotes (continued)

(f)	Incorporated into this filing by reference to Exhibits to the 1993 10-K for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Exhibits to the 2001 10-K for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(i)	Incorporated into this filing by reference to Exhibits to the 2003 10-K for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibits to the March 31, 2004 10-Q for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to a Current Report on Form 8-K dated March 20, 2006 and filed March 23, 2006 for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 17, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 30, 2005 and filed January 5, 2006 for United Bankshares, Inc., File No. 0-13322.

(n)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 1, 2007 and filed November 7, 2007 for United Bankshares, Inc., File No. 0-13322.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 26, 2008

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	February 26, 2008

/s/ Robert G. Astorg	Director	February 26, 2008

/s/ Theodore J. Georgelas	Director	February 26, 2008

/s/ P. Clinton Winter, Jr.	Director	February 26, 2008

/s/ Thomas J. Blair III	Director	February 26, 2008

/s/ Donald L. Unger	Director	February 26, 2008

/s/ I. N. Smith, Jr.	Director	February 26, 2008

/s/ Russell L. Isaacs	Director	February 26, 2008

/s/ William C. Pitt, III	Director	February 26, 2008

/s/ Mary K. Weddle	Director	February 26, 2008

/s/ F. T. Graff, Jr.	Director	February 26, 2008

/s/ Lawrence K. Doll	Director	February 26, 2008

/s/ J. Paul McNamara	Director	February 26, 2008

/s/ W. Gaston Caperton, III	Director	February 26, 2008