Form 10-Q
period 2008-03-31
UNITED BANKSHARES INC/WV
filed 2008-05-08
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common Stock, $2.50 Par Value; 43,263,513 shares outstanding as of April 30, 2008.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2008 and December 31, 2007, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three months ended March 31, 2008 and 2007, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2008, the related condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	March 31	December 31
	2008	2007
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$191,101	$202,586
Interest-bearing deposits with other banks	26,926	10,559
Federal funds sold	10,863	17,506

Total cash and cash equivalents	228,890	230,651
Securities available for sale at estimated fair value (amortized cost-$1,157,315 at March 31, 2008 and $1,163,014 at December 31, 2007)	1,152,757	1,156,561
Securities held to maturity (estimated fair value-$152,345 at March 31, 2008 and $158,165 at December 31, 2007)	151,040	157,228
Other investment securities	77,285	80,975
Loans held for sale	1,851	1,270
Loans	5,812,492	5,800,561
Less: Unearned income	(7,080)	(7,077)

Loans net of unearned income	5,805,412	5,793,484
Less: Allowance for loan losses	(56,811)	(50,456)

Net loans	5,748,601	5,743,028
Bank premises and equipment	60,935	61,680
Goodwill	311,978	312,111
Accrued interest receivable	36,874	38,238
Other assets	216,763	212,997

TOTAL ASSETS	$7,986,974	$7,994,739

Liabilities
Deposits:
Noninterest-bearing	$881,135	$913,427
Interest-bearing	4,538,376	4,436,323

Total deposits	5,419,511	5,349,750
Borrowings:
Federal funds purchased	111,695	97,074
Securities sold under agreements to repurchase	560,960	499,989
Federal Home Loan Bank borrowings	850,191	1,012,272
Other short-term borrowings	1,319	5,000
Other long-term borrowings	185,471	195,890
Allowance for lending-related commitments	2,239	8,288
Accrued expenses and other liabilities	84,435	65,277

TOTAL LIABILITIES	7,215,821	7,233,540
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at March 31, 2008 and December 31, 2007, including 1,059,881 and 1,086,106 shares in treasury at March 31, 2008 and December 31, 2007, respectively	110,802	110,802
Surplus	97,904	98,405
Retained earnings	614,133	602,185
Accumulated other comprehensive loss	(14,884)	(12,480)
Treasury stock, at cost	(36,802)	(37,713)

TOTAL SHAREHOLDERS’ EQUITY	771,153	761,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,986,974	$7,994,739

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2008	2007

Interest income
Interest and fees on loans	$94,861	$83,312
Interest on federal funds sold and other short-term investments	272	505
Interest and dividends on securities:
Taxable	15,153	13,430
Tax-exempt	3,260	3,375

Total interest income	113,546	100,622

Interest expense
Interest on deposits	35,129	33,170
Interest on short-term borrowings	6,830	7,502
Interest on long-term borrowings	9,309	7,288

Total interest expense	51,268	47,960

Net interest income	62,278	52,662
Provision for credit losses	2,100	350

Net interest income after provision for credit losses	60,178	52,312

Other income
Fees from trust and brokerage services	3,939	3,546
Fees from deposit services	9,083	7,178
Other service charges, commissions, and fees	2,046	1,693
Income from bank-owned life insurance	1,309	1,459
Income from mortgage banking	93	161
Security gains	955	157
Other income	1,185	722

Total other income	18,610	14,916

Other expense
Salaries and employee benefits	19,028	14,854
Net occupancy expense	4,297	3,456
Equipment expense	1,794	1,451
Data processing expense	2,803	1,721
Bankcard processing expense	1,349	1,191
Other expense	12,087	8,822

Total other expense	41,358	31,495

Income before income taxes	37,430	35,733
Income taxes	11,734	11,326

Net income	$25,696	$24,407

Earnings per common share:
Basic	$0.59	$0.60

Diluted	$0.59	$0.59

Dividends per common share	$0.29	$0.28

Average outstanding shares:
Basic	43,246,852	40,946,236
Diluted	43,418,571	41,272,213
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2008
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	44,320,832	$110,802	$98,405	$602,185	($12,480)	($37,713)	$761,199

Cumulative effect of adopting EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split- Dollar Life Insurance Arrangements”	—	—	—	(936)	—	—	(936)
Effect of changing pension plan measurement date pursuant to SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, net of tax	—	—	—	(270)	—	—	(270)
Comprehensive income:
Net income	—	—	—	25,696	—	—	25,696
Other Comprehensive income, net of tax:
Unrealized gain on securities of $1,852 net of reclassification adjustment for gains included in net income of $621	—	—	—	—	1,231	—	1,231
Unrealized loss on cash flow hedge, net of tax of $2,771	—	—	—	—	(5,146)	—	(5,146)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	46	—	46
Pension plan’s amortization of transition asset, prior service cost, and actuarial loss, net of tax of $2	—	—	—	—	3	—	3
Change in pension asset, net of tax of $788	—	—	—	—	1,462	—	1,462

Total comprehensive income							23,292
Stock based compensation expense	—	—	137	—	—	—	137
Purchase of treasury stock (138 shares)	—	—	—	—	—	(4)	(4)
Distribution of treasury stock for deferred compensation plan (199 shares)	—	—	—	—	—	6	6
Cash dividends ($0.29 per share)	—	—	—	(12,542)	—	—	(12,542)
Common stock options exercised (26,164 shares)	—	—	(638)	—	—	909	271

Balance at March 31, 2008	44,320,832	$110,802	$97,904	$614,133	($14,884)	($36,802)	$771,153

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended
	March 31
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$31,878	$37,802

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	6,236	8,019
Purchases of securities held to maturity	—	(288)
Proceeds from sales of securities available for sale	268	563
Proceeds from maturities and calls of securities available for sale	123,610	85,015
Purchases of securities available for sale	(118,135)	(73,160)
Net purchases of bank premises and equipment	(370)	(719)
Net change in other investment securities	4,599	(667)
Net change in loans	(7,324)	90,140

NET CASH PROVIDED BY INVESTING ACTIVITIES	8,884	108,903

FINANCING ACTIVITIES
Cash dividends paid	(12,535)	(11,517)
Excess tax benefits from stock-based compensation arrangements	244	343
Acquisition of treasury stock	(4)	(10,909)
Proceeds from exercise of stock options	223	1,045
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	—	25,000
Repayment of long-term Federal Home Loan Bank borrowings	(81)	(76)
Redemption of debt related to trust preferred securities	(10,310)	—
Distribution of treasury stock for deferred compensation plan	6	—
Changes in:
Deposits	70,023	(86,620)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(90,089)	(102,807)

NET CASH USED IN FINANCING ACTIVITIES	(42,523)	(185,541)

Decrease in cash and cash equivalents	(1,761)	(38,836)

Cash and cash equivalents at beginning of year	230,651	259,013

Cash and cash equivalents at end of period	$228,890	$220,177

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2008 and 2007 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in United’s 2007 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2007 Annual Report of United on Form 10-K. To conform to the 2008 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
New Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities” which amends FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. United is currently assessing the impact this statement will have on its consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 141-revised 2007 (SFAS 141R),“Business Combinations” which amends FASB Statement 141 (SFAS 141). SFAS 141R aims to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Early adoption is not permitted.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated

Financial Statements (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Based on management’s preliminary analysis, the adoption of SFAS 160 is not expected to have a significant impact on United’s consolidated financial statements.
In September 2006, the FASB issued EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which will require employers with endorsement split-dollar arrangements that provide a post-retirement life insurance benefit to record an obligation for this benefit and recognize an ongoing expense. EITF 06-4 applies for fiscal years beginning after December 15, 2007, with an earlier adoption permitted. United adopted EITF 06-4 on January 1, 2008, as required and a cumulative effect adjustment was recorded in retained earnings.
In March 2007, the Emerging Issues Task Force (EITF) of the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.” EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 was effective for fiscal years beginning after December 31, 2007. United adopted EITF 06-10 as of January 1, 2008, as required. The adoption of this standard did not have an impact on United’s financial statements since United does not have any collateral assignment split-dollar life insurance agreements.
In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. With this Standard, the FASB expects to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate the comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement does not eliminate disclosure requirements included in accounting standards. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. United decided to not report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on United’s consolidated financial statements.
In September 2006, the FASB published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. United is also required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. United adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. The effect of adopting SFAS 158 on United’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 also requires employers to measure the funded status of a plan as of the end of the employers’ fiscal year. On January 1, 2008, United changed the measurement date for its defined pension plan from September 30 to December 31 for its 2008 financial statements as required. As a result, United recorded a cumulative effect adjustment of $270 to retained earnings. See Note 14 for additional information regarding United’s adoption of SFAS 158.
In September 2006, the FASB also issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. United adopted SFAS 157 on January 1, 2008. The adoption of this statement did not have a material impact on United’s consolidated financial statements. See Note 12 for additional information regarding United’s adoption of SFAS 157.
2. MERGERS & ACQUISITIONS
On July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. Because the results of operations of Premier are not significant, pro forma information is not provided. The acquisition of Premier expanded United’s presence in the rapidly growing and economically attractive Metro DC area and afforded United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
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
As a result of the merger, United assumed approximately $2.5 million of liabilities to provide severance benefits to terminated employees of Premier. A balance of $876 thousand remains as of March 31, 2008 for the assumed liabilities to provide severance benefits to terminated employees of Premier.
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

3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized below:

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$31,095	$205	—	$31,300
State and political subdivisions	117,218	3,512	$5	120,725
Mortgage-backed securities	847,565	12,117	5,207	854,475
Marketable equity securities	6,978	24	675	6,327
Corporate securities	154,459	2,642	17,171	139,930

Total	$1,157,315	$18,500	$23,058	$1,152,757

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42,689	$188	$8	$42,869
State and political subdivisions	117,713	2,349	53	120,009
Mortgage-backed securities	846,037	4,173	4,105	846,105
Marketable equity securities	6,752	85	521	6,316
Corporate securities	149,823	2,572	11,133	141,262

Total	$1,163,014	$9,367	$15,820	$1,156,561

Provided below and on the following page is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2008 and December 31, 2007:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
March 31, 2008
Treasuries and agencies	—	—	—	—
State and political	$2,299	$5	—	—
Mortgage-backed	161,432	3,907	$46,996	$1,300
Marketable equity securities	1,819	439	308	236
Corporate securities	86,473	13,442	20,271	3,729

Total	$252,023	$17,793	$67,575	$5,265

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2007
Treasuries and agencies	—	—	$2,989	$8
State and political	$1,815	$5	9,776	48
Mortgage-backed	58,244	594	407,397	3,511
Marketable equity securities	1,338	422	101	99
Corporate securities	85,849	10,132	14,504	1,001

Total	$147,246	$11,153	$434,767	$4,667

Gross unrealized losses on available for sale securities were $23,058 at March 31, 2008. Securities in a continuous unrealized loss position for twelve months or more at March 31, 2008 consisted primarily of corporate securities. These corporate securities were mainly investment grade single issuer or pooled trust preferreds of financial institutions. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FNMA, GNMA, and various private label issuers. Management does not believe any individual security with an unrealized loss as of March 31, 2008 is other than temporarily impaired. United believes the decline in value is attributable to tight market liquidity, distressed sales, and changes in market interest rates, not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
The amortized cost and estimated fair value of securities available for sale at March 31, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$30,891	$30,975	$40,627	$40,668
Due after one year through five years	75,026	76,327	82,214	82,315
Due after five years through ten years	190,526	193,145	195,981	196,808
Due after ten years	853,894	845,983	837,440	830,454
Marketable equity securities	6,978	6,327	6,752	6,316

Total	$1,157,315	$1,152,757	$1,163,014	$1,156,561

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,543	$1,963	—	$13,506
State and political subdivisions	53,771	1,357	$8	55,120
Mortgage-backed securities	157	11	—	168
Corporate securities	85,569	477	2,495	83,551

Total	$151,040	$3,808	$2,503	$152,345

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,572	$1,316	—	$12,888
State and political subdivisions	59,466	1,043	$4	60,505
Mortgage-backed securities	165	10	—	175
Corporate securities	86,025	564	1,992	84,597

Total	$157,228	$2,933	$1,996	$158,165

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$15,662	$15,910	$8,624	$8,652
Due after one year through five years	24,440	24,511	35,964	36,623
Due after five years through ten years	25,704	27,052	26,568	27,495
Due after ten years	85,234	84,872	86,072	85,395

Total	$151,040	$152,345	$157,228	$158,165

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,068,366 and $1,002,234 at March 31, 2008 and December 31, 2007, respectively.

4. LOANS
Major classifications of loans are as follows:

	March 31,	December 31,
	2008	2007
Commercial, financial and agricultural	$1,233,411	$1,210,049
Real estate:
Single-family residential	1,857,278	1,882,498
Commercial	1,524,599	1,507,541
Construction	618,643	601,323
Other	233,826	239,907
Installment	344,735	359,243

Total gross loans	$5,812,492	$5,800,561

The table above does not include loans held for sale of $1,851 and $1,270 at March 31, 2008 and December 31, 2007, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $142,042 and $126,432 at March 31, 2008 and December 31, 2007, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,239 and $8,288 at March 31, 2008 and December 31, 2007, respectively, is separately classified as a liability on the balance sheet. The methodology for calculation of the unfunded commitments liability was changed to be more consistent with the historical utilization of unfunded commitments which resulted in the decrease of $6,049 from year-end 2007. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended
	March 31
	2008	2007
Balance at beginning of period	$58,744	$52,371
Provision	2,100	350

	60,844	52,721
Loans charged-off	(2,033)	(617)
Less: Recoveries	239	281

Net Charge-offs	(1,794)	(336)

Balance at end of period	$59,050	$52,385

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
Nonperforming assets are summarized as follows:

	March 31,	December 31,
	2008	2007
Nonaccrual loans	$25,103	$14,115
Loans past due 90 days or more and still accruing interest	12,375	14,210

Total nonperforming loans	37,478	28,325
Other real estate owned	7,043	6,365

Total nonperforming assets	$44,521	$34,690

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At March 31, 2008, the recorded investment in loans that were considered to be impaired was $44,420 (of which $25,103 were on a nonaccrual basis). Included in this amount is $24,652 of impaired loans for which the related allowance for credit losses is $5,811 and $19,768 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2007, the recorded investment in loans that were considered to be impaired was $30,952 (of which $14,115 were on a nonaccrual basis). Included in this amount were $24,097 of impaired loans for which the related allowance for credit losses was $3,615, and $6,855 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended March 31, 2008 and for the year ended December 31, 2007 was approximately $37,307 and $28,908, respectively.
For the quarters ended March 31, 2008 and 2007, United recognized interest income on impaired loans of approximately $299 and $439, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $798 and $549 for the quarters ended March 31, 2008 and 2007, respectively.
7. GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($21,135)	$9,860

Goodwill not subject to amortization			$311,978

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($20,117)	$10,878

Goodwill not subject to amortization			$312,111

United incurred amortization expense of $1,018 and $407 for the quarters ended March 31, 2008 and 2007, respectively. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2008	$3,494
2009	2,561
2010	1,884
2011	1,362
2012 and thereafter	1,577

8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $200,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2008, federal funds purchased were $111,695 while securities sold under agreements to repurchase were $560,960.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At March 31, 2008, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of March 31, 2008, United Bank (VA) had an outstanding balance of $1,319 and had additional funding available of $3,681.
9. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2008, United had an unused borrowing amount of approximately $1,324,250 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At March 31, 2008, $850,191 of FHLB advances with a weighted-average interest rate of 2.98% are scheduled to mature within the next eleven years.
The scheduled maturities of borrowings are as follows:

Year	Amount
2008	$282,423
2009	80,000
2010	384,685
2011	60,000
2012 and thereafter	43,083

Total	$850,191

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2008 and December 31, 2007, the outstanding balances of the Debentures were $185,471 and $195,890, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
In January of 2008, United redeemed the Capital Securities of United Statutory Trust II. As part of the redemption, United retired the $10,310 principal amount of 8.59% Junior Subordinated Debentures issued by United Statutory Trust II.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,950,350 and $1,945,818 of loan commitments outstanding as of March 31, 2008 and December 31, 2007, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $3,164 and $1,580 as of March 31, 2008 and December 31, 2007, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $140,668 and $144,314 as of March 31, 2008 and December 31, 2007, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
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
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of March 31, 2008. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The following tables set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2008.
Derivative Classifications and Hedging Relationships
March 31, 2008

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,500	—	$1,123

Total Derivatives Designated as Fair Value Hedges:	$14,500	—	$1,123

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$234,685	—	$7,260

Total Derivatives Designated as Cash Flow Hedges:	$234,685	—	$7,260

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$249,185	—	$8,383

Derivative Instruments
March 31, 2008

		Average
	Notional	Receive	Average	Estimated
	Amount	Rate	Pay Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,500	—	6.27%	$(1,123)

Total Derivatives Used in Fair Value Hedges	$14,500			$(1,123)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$234,685	—	3.79%	$(7,260)

Total Derivatives Used in Cash Flow Hedges	$234,685			$(7,260)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$249,185			$(8,383)

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
A summary of derivative financial instruments not in hedge relationships by type of activity is as follows:

	Other Derivative Instruments
	March 31, 2008
	Net Derivative	Net Gains
	Asset (Liability)	(Losses)
Other Derivative Instruments:
Interest Rate Risk Management	$(791)	$(791)
Customer Risk Management	791	791

Total Other Derivative Instruments	$—	$—

12. FAIR VALUE MEASUREMENTS
United adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, United has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.
SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect United’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:
Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 – Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.
Level 3 – Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.
When determining the fair value measurements for assets and liabilities, United looks to active and observable markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are not traded in active markets, United looks to market observable data for similar assets and liabilities and classifies such items as Level 2. Nevertheless, certain assets and liabilities are not actively traded in observable markets and United must use alternative valuation techniques using unobservable inputs to determine a fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.
The following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Any securities available for sale not valued based upon the methods above are considered Level 3.
Derivatives: United utilizes interest rate swaps in order to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. United utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$1,152,757	$57,651	$1,089,601	$5,505
Derivative financial assets	791	—	791	—

Liabilities
Derivative financial liabilities	9,174	—	9,174	—
The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2008 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

Available-for-
sale
securities
Beginning Balance	$5,372

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	133
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending Balance	$5,505

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March

31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	YTD
Description	2008	(Level 1)	(Level 2)	(Level 3)	Losses
Assets
Impaired Loans	$24,652	—	$709	$23,943	$693
13. STOCK BASED COMPENSATION
On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e., options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of March 31, 2008, 244,550 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $137 thousand for the first quarter of 2008 which was included in salaries and employee benefits expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
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
The fair value option of the options for 2007 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.09%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.2954; and a weighted-average expected option life of 5.89 years, respectively. SFAS 123R defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.
A summary of option activity under the Plans as of March 31, 2008, and the changes during the first three months of 2008 is presented below:

	Three Months Ended March 31, 2008
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2008	1,921,457			$27.38
Granted	—			—
Exercised	26,164			8.48
Forfeited or expired	3,252			32.92

Outstanding at March 31, 2008	1,892,041	$5,107	5.4	$27.63

Exercisable at March 31, 2008	1,647,491	$5,107	4.8	$27.61

The following table summarizes the status of United’s nonvested awards during the first three months of 2008:

		Weighted-Average
		Grant Date Fair
	Shares	Value Per Share
Nonvested at January 1, 2008	244,550	$7.06
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested at March 31, 2008	244,550	$7.06

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at March 31, 2008 were 19,922. Options granted through the reinvestment of dividends during the first three months of 2008 were 205. No options were exercised during the first three months of 2008. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.
Cash received from options exercised under the Plans for the three months ended March 31, 2008 and 2007 was $223 thousand and $1.05 million, respectively. During the three months ended March 31, 2008 and 2007, 26,164 and 81,228 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2008 and 2007. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2008 and 2007 was $465 thousand and $1.22 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $244 thousand and $343 thousand from excess tax benefits related to share-based compensation for the three months ended March 31, 2008 and 2007, respectively.
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
In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) as it relates to participation was amended. The decision to change the participation rules for the Plan follows current industry trends, as many large and medium size companies have taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change has absolutely no impact on current employees (those hired prior to October 1, 2007). They will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) Plan.
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
In September 2006, the FASB published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132R. The measurement date provisions of SFAS 158 require employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions. United adopted the measurement date provisions of SFAS 158 as of January 1, 2008, as required. As a result, United recognized a net periodic pension cost of $270, net of tax, for the period between the prior measurement date of September 30, 2007 and December 31, 2007 as a separate adjustment of the opening balance of retained earnings on January 1, 2008.
Net periodic pension cost for the three months ended March 31, 2008 and 2007 included the following components:

	Three Months Ended
(In thousands)	March 31
	2008	2007
Service cost	$538	$531
Interest cost	925	857
Expected return on plan assets	(1,912)	(1,778)
Amortization of transition asset	(44)	(43)
Recognized net actuarial loss	48	146
Amortization of prior service cost	—	—

Net periodic pension (benefit) cost	$(445)	$(287)

Weighted-Average Assumptions:
Discount rate	6.25%	6.00%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%
15. INCOME TAXES
In accordance with FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2008, United has provided a liability for $7,953 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2004 through 2006. As of March 31, 2008, the total amount of accrued interest related to uncertain tax positions was $758. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31
(In thousands)	2008	2007
Net Income	$25,696	$24,407
Securities available for sale:
Net change in unrealized gains on available for sale securities arising during the period	2,849	3,025
Related income tax benefit	(997)	(1,059)
Net reclassification adjustment for (gains) included in net income	(955)	(70)
Related income tax expense	334	25

Net effect on other comprehensive income	1,231	1,921

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from the available for sale to the held to maturity investment portfolio	—	241
Related income tax expense	—	(84)
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to call or maturity	71	142
Related income tax expense	(25)	(50)

Net effect on other comprehensive income	46	249

Cash flow hedge derivatives:
Unrealized loss on cash flow hedge	(7,917)	(615)
Related income tax benefit	2,771	215

Net effect on other comprehensive income	(5,146)	(400)

FASB 158 pension plan:
Change in pension asset	2,250	—
Related income tax expense	(788)	—
Amortization of transition asset	(43)	(43)
Related income tax expense	18	18
Recognized net actuarial loss	48	146
Related income tax benefit	(20)	(58)

Net effect on other comprehensive income	1,465	63

Total change in other comprehensive income	(2,404)	1,833

Total Comprehensive Income	$23,292	$26,240

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2008	2007
Basic
Net Income	$25,696	$24,407

Average common shares outstanding	43,246,852	40,946,236

Earnings per basic common share	$0.59	$0.60

Diluted
Net Income	$25,696	$24,407

Average common shares outstanding	43,246,852	40,946,236
Equivalents from stock options	171,719	325,977

Average diluted shares outstanding	43,418,571	41,272,213

Earnings per diluted common share	$0.59	$0.59
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
On July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. However, comparisons for the first quarter of 2008 to the first quarter of 2007 are impacted by increased levels of reported average balance sheet, income, and expense results due to the acquisition. At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. The transaction was accounted for under the purchase method of accounting.
On January 1, 2008, United adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs in the methodology for determining fair value are observable or unobservable. Observable inputs reflect market-based information obtained from independent sources (Level 1 or Level 2), while unobservable inputs reflect management’s estimate of market data (Level 3). For assets and liabilities that are actively traded and have quoted prices or observable market data, a minimal amount of subjectivity concerning fair value is needed. When quoted prices or observable market data are not available, management’s judgment is necessary to estimate fair value.
At March 31, 2008, approximately 14.75% of total assets, or $1.18 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 97.44% or $1.15 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 2.56% or $29.45 million of these financial instruments were valued using unobservable market information or Level 3 measurements. At March 31, 2008, only $9.17 million or less than 1% of total liabilities was recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not consider its use of unobservable inputs in determining fair value to be significant and thus, does not believe that any changes in these inputs would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12 for additional information regarding SFAS 157 and its impact on United’s financial statements.
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
FINANCIAL CONDITION
United’s total assets as of March 31, 2008 were $7.99 billion which was relatively flat from year-end 2007, declining $7.77 million or less than 1%. The slight decline was primarily the result of decreases in cash and cash equivalents and investment securities of $1.76 million and $13.68 million, respectively. Both decreases were less than 1%. Portfolio loans were relatively flat as well, growing $11.93 million or less than 1%. The slight decrease in total assets is reflected in a corresponding decrease in total liabilities of $17.72 million or less than 1% from year-end 2007. The decrease in total liabilities was due mainly to a reduction of $100.59 million or 5.56% in borrowings. Partially offsetting this decrease in borrowings was an increase in deposits of $69.76 million or 1.30% and accrued expenses and other liabilities of $19.16 million or 29.35%. Shareholders’ equity increased $9.95 million or 1.31% from year-end 2007. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2008 were relatively flat from year-end 2007, decreasing $1.76 million or less than 1%. Of this total decrease, cash and due from banks and federal funds sold decreased $11.49 million or 5.67% and $6.64 million or 37.95%, respectively, while interest-bearing deposits with other banks increased $16.37 million. During the first three months of 2008, net cash of $31.88 million and $8.88 million was provided by operating activities and investing activities, respectively. Net cash of $42.52 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2008 and 2007.
Securities
Total investment securities at March 31, 2008 were relatively flat, decreasing $13.68 million or less than 1% from year-end 2007. Securities available for sale were relatively flat, decreasing $3.80 million or less than 1%. This change in securities available for sale reflects $123.81 million in sales, maturities and calls of securities, $118.14 million in purchases, and an increase of $1.89 million in market value. Securities held to maturity decreased $6.19 million or 3.94% from year-end 2007 due to calls and maturities of securities. Other investment securities decreased $3.69 million or 4.56% due to a redemption of FHLB stock. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans
Loans held for sale increased $581 thousand or 45.75% as loan originations exceeded loan sales in the secondary market during the first three months of 2008. Portfolio loans, net of unearned income, were relatively flat, increasing $11.93 million or less than 1% from year-end 2007 due to increases in commercial loans (not secured by real estate) of $23.36 million or 1.93%, construction loans of $17.32 million or 2.88%, and commercial real estate loans of $17.06 million or 1.13%. These increases were partially offset by decreases from year-end 2007 in single-family residential real estate loans of $25.22 million or 1.34%, installment loans of $14.06 million or 4.04% and other real estate loans of $6.08 million or 2.53%.
The following table summarizes the changes in the loan categories since year-end 2007:

	March 31	December 31
(Dollars in thousands)	2008	2007	$ Change	% Change
Loans held for sale	$1,851	$1,270	$581	45.75%

Commercial, financial, and agricultural	$1,233,411	$1,210,049	$23,362	1.93%
Real Estate:
Single family residential	1,857,278	1,882,498	(25,220)	(1.34%)
Commercial	1,524,599	1,507,541	17,058	1.13%
Construction	618,643	601,323	17,320	2.88%
Other	233,826	239,907	(6,081)	(2.53%)
Consumer	344,735	359,243	(14,508)	(4.04%)
Less: Unearned income	(7,080)	(7,077)	(3)	0.04%

Total Loans, net of unearned income	$5,805,412	$5,793,484	$11,928	0.21%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $3.77 million or 1.77% from year-end 2007 due mainly to increases of $3.32 million in deferred tax assets, $2.42 million in the funded status of United’s pension plan, and $1.31 million in the cash surrender value of bank-owned life insurance policies. Partially offsetting these increases from year-end 2007 was a decrease in income taxes receivable of $1.59 million and a decrease in core deposit intangibles of $1.02 million due to amortization.
Deposits
Total deposits at March 31, 2008 increased $69.76 million or 1.30% since year-end 2007. In terms of composition, noninterest-bearing deposits decreased $32.29 million or 3.54% while interest-bearing deposits increased $102.05 million or 2.30% from December 31, 2007. The decrease in noninterest-bearing deposits was due mainly to a decrease in official checks of $17.63 million due to a large amount of loan proceeds checks at year-end 2007. Commercial noninterest bearing deposits declined $6.16 million or 1.01% as customers shifted money into interest-bearing products. Personal noninterest bearing deposits were relatively flat from year-end 2007, declining $1.36 million or less than 1%.

The increase in interest-bearing deposits was due mainly to a growth in time deposits over $100,000 of $63.01 million or 6.61% and time deposits under $100,000 of $22.41 million or 1.44%. Regular savings balances increased $8.19 million or 2.52%. Interest bearing money market accounts (MMDAs) were relatively flat, increasing $5.44 million or less than 1%. This increase in interest-bearing deposits was due likely to the volatility in the stock market as well as aggressive pricing on large commercial time deposits.
The table below summarizes the changes in the deposit categories since year-end 2007:

	March 31	December 31
(Dollars In thousands)	2008	2007	$ Change	% Change
Demand deposits	$376,838	$409,109	$(32,271)	(7.89%)
Interest-bearing checking	177,677	174,666	3,011	1.72%
Regular savings	332,921	324,728	8,193	2.52%
Money market accounts	1,935,401	1,929,985	5,416	0.28%
Time deposits under $100,000	1,579,883	1,557,478	22,405	1.44%
Time deposits over $100,000	1,016,791	953,784	63,007	6.61%

Total deposits	$5,419,511	$5,349,750	$69,761	1.30%

Borrowings
Total borrowings at March 31, 2008 decreased $100.59 million or 5.56% during the first three months of 2008. Since year-end 2007, short-term borrowings decreased $90.09 million or 8.70% due to a $162 million reduction in overnight FHLB borrowings. Federal funds purchased increased $14.62 million or 15.06% while securities sold under agreements to repurchase increased $60.97 million or 12.19% since year-end 2007. Long-term borrowings decreased $10.50 million or 1.36% due to the redemption during the quarter of trust preferred securities in the amount of approximately $10 million.
The table below summarizes the change in the borrowing categories since year-end 2007:

	March 31	December 31
(Dollars In thousands)	2008	2007	$ Change	% Change
Federal funds purchased	$111,695	$97,074	$14,621	15.06%
Securities sold under agreements to repurchase	560,960	499,989	60,971	12.19%
Overnight FHLB advances	272,000	434,000	(162,000)	(37.33%)
TT&L note option	1,319	5,000	(3,681)	(73.62%)
Long-term FHLB advances	578,191	578,272	(81)	(0.01%)
Issuances of trust preferred capital securities	185,471	195,890	(10,419)	(5.32%)

Total borrowings	$1,709,636	$1,810,225	$(100,589)	(5.56%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2008 increased $19.16 million or 29.35% from year-end 2007 mainly as a result of an increase in income taxes payable of $11.27 million due to a timing difference in payments. In addition, derivative liabilities increased $8.39 million due to a change in value and a liability was recorded for split dollar life insurance policies based on the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. Interest payable decreased $922 thousand due to a decline in borrowings and interest rates and other accrued expenses declined $1.32 million due to payments.
Shareholders’ Equity
Shareholders’ equity at March 31, 2008 increased $9.95 million or 1.31% from December 31, 2007 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $13.16 million for the quarter.
Accumulated other comprehensive income decreased $2.40 million due mainly to a decline of $5.15 million, net of deferred income taxes, in the fair value of cash flow hedges. The fair value of United’s available for sale investment portfolio increased $1.23 million, net of deferred taxes.
RESULTS OF OPERATIONS
Overview
Net income for the first three months of 2008 was $25.70 million or $0.59 per diluted share compared to $24.41 million or $0.59 per share for the first three months of 2007. United’s annualized return on average assets for the first three months of 2008 was 1.30% and return on average shareholders’ equity was 13.35% as compared to 1.51% and 15.44% for the first three months of 2007. United’s returns compare very favorably to its most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) average return on assets of 0.69% and average return on equity of 7.14%.
Tax-equivalent net interest income for the first three months of 2008 was $66.24 million, an increase of $9.57 million or 16.88% from the prior year’s first three months. The provision for credit losses was $2.10 million for the first three months of 2008 as compared to $350 thousand for the first three months of 2007. Noninterest income was $18.61 million for the first three months of 2008, up $3.69 million or 24.77% when compared to the first three months of 2007. Noninterest expense increased $9.86 million or 31.32% for the three months of 2008 compared to same period in 2007. Income taxes increased $408 thousand or 3.60% for the first three months of 2008 as compared to the first three months of 2007. United’s effective tax rate was 31.35% and 31.70% for the first three months of 2008 and 2007, respectively.
Net Interest Income
Tax-equivalent net interest income for the first quarter of 2008 was $66.24 million, an increase of $9.57 million or 16.88% from the first quarter of 2007. This increase in tax-equivalent net interest income was primarily attributable to a $1.13 billion or 18.81% increase in average earning assets resulting primarily from the Premier acquisition. Average net loans increased $1.03 billion or 21.82% while average investment securities increased $105.99 million or 8.33%. Additionally, the average cost of funds for the first quarter of 2008 declined 56 basis points from the first quarter of 2007 due to a decrease in market interest rates and the refinancing of long-term debt during the second and fourth quarters of 2007. However, the average yield on earning assets declined 42 basis points due to the decrease in market interest rates. The net interest margin for the first quarter of 2008 was 3.72%, down 7 basis points from a net interest margin of 3.79% for the first quarter of 2007.
On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2008 increased $1.25 million or 1.92% from the fourth quarter of 2007 due mainly to a $155.67 million or 2.23% increase in average earning assets for the quarter. Average net loans grew $121.37 million or 2.17% while average investment securities increased $38.77 million or 2.89%. Additionally, the average cost of funds declined 51 basis points on a linked-quarter basis due to a decrease in market interest rates and the refinancing of long-term debt late in the fourth quarter of 2007. Partially offsetting these increases to net interest income was a decrease of 41 basis points in the first quarter of 2008 average yield on earning assets due to the decline in market interest rates. The net interest margin of 3.72% for the first quarter of 2008 was an increase of one basis point from the net interest margin of 3.71% for the fourth quarter of 2007.
The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2008 and 2007, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 8.75% in 2008 and 9% in 2007.

Table 1	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$35,225	$272	3.10%	$36,433	$505	5.62%
Investment Securities:
Taxable	1,147,964	15,153	5.28%	1,049,836	13,430	5.12%
Tax-exempt (1) (2)	230,055	4,411	7.67%	222,196	4,552	8.19%

Total Securities	1,378,019	19,564	5.68%	1,272,032	17,982	5.65%
Loans, net of unearned income (1) (2) (3)	5,774,545	97,670	6.79%	4,742,343	86,146	7.34%
Allowance for loan losses	(50,629)			(43,603)

Net loans	5,723,916		6.86%	4,698,740		7.41%

Total earning assets	7,137,160	$117,506	6.61%	6,007,205	$104,633	7.03%

Other assets	785,414			554,125

TOTAL ASSETS	$7,922,574			$6,561,330

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,474,910	$35,129	3.16%	$3,855,911	$33,170	3.49%
Short-term borrowings	991,345	6,830	2.77%	678,696	7,502	4.48%
Long-term borrowings	779,881	9,309	4.80%	506,497	7,288	5.84%

Total Interest-Bearing Funds	6,246,136	51,268	3.30%	5,041,104	47,960	3.86%

Noninterest-bearing deposits	840,443			811,765
Accrued expenses and other liabilities	61,581			67,523

TOTAL LIABILITIES	7,148,160			5,920,392
SHAREHOLDERS’ EQUITY	774,414			640,938

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,922,574			$6,561,330

NET INTEREST INCOME		$66,238			$56,673

INTEREST SPREAD			3.31%			3.17%

NET INTEREST MARGIN			3.72%			3.79%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
For the quarters ended March 31, 2008 and 2007, the provision for credit losses was $2.10 million and $350 thousand, respectively. Net charge-offs were $1.79 million for the first quarter of 2008 as compared to net charge-offs of $336 thousand for the same quarter in 2007. The increase of $1.46 million was due largely to an increase in the number of loans charged off due primarily to deteriorating economic conditions. The largest amount charged off during the first quarter of 2008 was $400 thousand on a residential real estate construction loan. Annualized net charge-offs as a percentage of average loans were 0.13% for the first quarter of 2008. This ratio compares very favorably to United’s most recently reported peer group banking companies’ net charge-offs to average loans percentage of 0.45%.
At March 31, 2008, nonperforming loans were $37.48 million or 0.65% of loans, net of unearned income compared to nonperforming loans of $28.33 million or 0.49% of loans, net of unearned income at December 31, 2007, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At March 31, 2008, nonaccrual loans were $25.10 million, an increase of $10.99 million or 77.85% from $14.12 million at year-end 2007. The increase for the quarter was due mainly to $9.11 million of loans to five customers being placed on nonaccrual status as of March 31, 2008. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. Loans past due 90 days or more were $12.38 million at March 31, 2008, a decline of $1.84 million or 12.91% from $14.21 million at year-end 2007. The reduction was due to one large consumer credit of $3.45 million being placed on nonaccrual status while loans totaling $1.96 million to four customers became past due 90 days or more at March 31, 2008. Total nonperforming assets of $44.52 million, including OREO of $7.04 million at March 31, 2008, represented 0.56% of total assets at the end of the first quarter which compares favorably to the most recently reported percentage of 0.60% for United’s peer group. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At March 31, 2008, impaired loans were $44.42 million, which was an increase of $13.47 million or 43.51% from the $30.95 million in impaired loans at December 31, 2007. This increase in impaired loans was due primarily to the addition of several residential real estate construction loans totaling approximately $6.88 million. The loans are collateralized by land, some with partially completed homes. In addition, two large commercial credits totaling $6.59 million were added during the first quarter of 2008. Each credit is collateralized by motor vehicle inventory. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. For further details regarding impaired loans, see Note 6 to the unaudited Consolidated Financial Statements.
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
At March 31, 2008, the allowance for credit losses was $59.05 million as compared to $58.74 million at December 31, 2007. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.02% at March 31, 2008 and 1.01% of loans, net of unearned income at December 31, 2007. The ratio of the allowance for credit losses to nonperforming loans was 157.6% and 207.4% at March 31, 2008 and December 31, 2007, respectively.
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
United’s formal company-wide process at March 31, 2008 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans increased by $2.34 million due to the impact of increased loan volume and an increase in qualitative factors for business and economic conditions. The real estate loan pool allocations increased $167 thousand also as a result of a small increase in actual loss rates. The real estate construction loan pool allocations rose during the quarter by $2.58 million primarily due to an allocation of $1.80 million to recognize increased risk inherent in the present real estate market environment due to declining real estate values and consumer demand for certain properties. The components of the allowance allocated to consumer loans decreased by $16 thousand due to reductions in overall outstanding balances. The methodology for calculation of the unfunded commitments liability was changed to be more consistent with industry practice and this resulted in a decrease of $6.05 million to $2.24 million at March 31, 2008.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, impairment has occurred. The allowance for impaired loans was $5.81 million at March 31, 2008 and $3.61 million at December 31, 2007. Compared to the prior year-end, this element of the allowance increased by $2.20 million due to an increase in impaired loans and increased specific allocations on certain impaired loans as a result of lower collateral values.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at March 31, 2008 by $1.29 million to $2.40 million. This represents 4.06% of the bank’s total allowance for credit loss and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $59.05 million at March 31, 2008 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 5 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
Noninterest income for the first quarter of 2008 was $18.61 million, which was an increase of $3.69 million or 24.77% from the first quarter of 2007.
The increase in noninterest income from the previous year’s first quarter primarily resulted from an increase in fees from deposit services of $1.91 million or 26.54% due mainly to the High Performance Checking program and the Premier acquisition. In particular, insufficient funds (NSF) fees increased $1.33 million, check card fees increased $404 thousand and account analysis fees increased $114 thousand for the first quarter of 2008 as compared to the first quarter of 2007.
Revenue from trust and brokerage services grew $393 thousand or 11.08% due to increased volume. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Income from bank-owned life insurance decreased $150 thousand or 10.28% in the first quarter of 2008 from the first quarter of 2007 due to a decrease in the cash surrender value.
Mortgage banking income decreased $68 thousand or 42.24% due to fewer mortgage loan sales in the secondary market during the first quarter of 2008 as compared to last year’s first quarter. Mortgage loan sales were $1.76 million in the first three months of 2008 as compared to $10.49 million in the first three months of 2007.
Gains on investment securities transactions for the first quarter of 2008 increased $798 thousand from the first quarter of 2007. The increase was due mainly to a $917 thousand gain related to Visa’s initial public offering and the subsequent partial redemption during the first quarter of 2008 of Visa shares held by United.
Other income increased $463 thousand for the first quarter of 2008 due mainly to an increase of $595 thousand from derivatives not in a hedging relationship. A corresponding amount of expense is included in other expense in the income statement. Fees from the outsourcing of official checks decreased $121 thousand from the first quarter of 2007.
On a linked-quarter basis, noninterest income for the first quarter of 2008 increased $9.63 million from the fourth quarter of 2007. Included in the results for the fourth quarter of 2007 was a before-tax loss of $8.90 million on the termination of an interest rate swap associated with the prepayment of a FHLB advance. Included in the results for the first quarter of 2008 was the previously mentioned $917 thousand gain related to the Visa shares. Excluding the results of security transactions (which includes the partial redemption of the Visa shares) and the swap termination, noninterest income would have decreased $789 thousand or 4.28% on a linked-quarter basis. This decrease was primarily due to a decline of $618 thousand or 6.37% in fees from deposit services due to seasonality and a decline of $378 thousand or 8.76% in revenue from trust and brokerage services due to less volume.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2008 was $41.36 million, an increase of $9.86 million or 31.32% from the first quarter of 2007.
The increase in noninterest expense for the first quarter of 2008 was primarily due to a $4.17 million or 28.10% increase in salaries and benefits expense as compared to the same period last year. The increase in salaries and benefits expense was due mainly to the additional employees from the Premier merger. Of this total increase, salaries and employee incentives increased $3.45 million while benefits expense increased $630 thousand. Specifically within benefits expense were increases in health insurance costs and employment taxes of $318 thousand and $238 thousand, respectively. Also included in salaries and benefits expense for the first quarter of 2008 was expense for stock options of $137 thousand. No expense for stock options was incurred in the first quarter of 2007.

Net occupancy expense for the first quarter of 2008 increased $841 thousand or 24.33% from the first quarter of 2007. The increase was due mainly to additional building depreciation, building rental expense, and building maintenance from the branches added in the Premier merger. Equipment expense increased $343 thousand or 23.64% during the same time periods due mainly to increases in depreciation and maintenance primarily as a result of the Premier acquisition.
Data processing expense increased $1.08 million or 62.87% for the first quarter of 2008 as compared to the first quarter of 2007. The increase was primarily due to additional outsourcing of processing functions and a change in processing procedures in addition to the Premier merger. The outsourcing of functions was partially offset by a reduction in personnel expense while the change in processing procedures is expected to result in future cost savings as United meets the requirements of Check 21.
Other expenses increased $3.27 million or 37.01% for the first quarter of 2008 as compared to the same period of 2007 due primarily to the Premier merger. Several general operating expenses such as postage, telephone, ATM processing, office supplies, advertising and business franchise taxes increased as a result of the additional branches from the Premier merger. None of the increases were individually significant. Amortization of core deposit intangibles for the first quarter of 2008 increased $610 thousand from the first quarter of 2007 as a result of the Premier merger.
On a linked-quarter basis, noninterest expense for the first quarter of 2008 decreased $3.56 million from the fourth quarter of 2007 due mainly to before-tax penalties of $4.33 million to prepay FHLB advances during the fourth quarter of 2007. Excluding the prepayment penalties, noninterest expense for the first quarter of 2008 would have increased $773 thousand or 1.91% from the fourth quarter of 2007 as salaries and employee benefits expense increased $995 thousand or 5.52%. Salaries for the first quarter of 2008 increased $379 thousand or 2.61% due to a higher level of base salaries for employees. Employee benefits expenses increased $740 thousand or 28.89% due to increases for the quarter in employment taxes of $274 thousand, pension costs of $211 thousand, and health insurance costs of $210 thousand.
Income Taxes
For the first quarter of 2008, income taxes were $11.73 million as compared to $11.33 million for the first quarter of 2007. For the quarters ended March 31, 2008 and 2007, United’s effective tax rates were 31.35% and 31.70%, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2007 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2007 in the specified contractual obligations disclosed in the Annual Report on Form 10-K.
On January 1, 2007, United adopted the provisions of FIN 48. As of March 31, 2008, United recorded a liability for uncertain tax positions, including interest and penalties, of $7.95 million in accordance with FIN

48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
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
For the three months ended March 31, 2008, cash of $31.88 million was provided by operating activities. Net cash of $8.88 million was provided by investing activities which was primarily due to net cash received of $11.98 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the first three months of 2008, net cash of $42.52 million was used in financing activities due primarily to the repayment of overnight FHLB borrowings in the amount of $162 million during the quarter. Other uses of cash for financing activities included the payment of $12.54 million for cash dividends and the redemption of a trust preferred issuance in the amount of $10.31 million. Cash provided by financing activities included a growth in deposits of $70.02 million and an increase in federal funds purchased and securities sold under agreements to repurchase of $14.62 million and $60.97 million, respectively. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $1.76 million for the first three months of 2008.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 10.79% at March 31, 2008 and 10.76% at December 31, 2007, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 9.74% and 8.33%, respectively, at March 31, 2007, are also well above regulatory minimum requirements.
Total shareholders’ equity was $771.15 million, an increase of $9.95 million or 1.31% from December 31, 2007. United’s equity to assets ratio was 9.66% at March 31, 2008 as compared to 9.52% at December 31, 2007. The primary capital ratio, capital and reserves to total assets and reserves, was 10.32% at March 31,

2008 as compared to 10.18% at December 31, 2007. United’s average equity to average asset ratio was 9.77% for both of the quarters ended March 31, 2008 and 2007. All of these financial measurements reflect a financially sound position.
During the first quarter of 2008, United’s Board of Directors declared a cash dividend of $0.29 per share. Total cash dividends declared were $12.54 million for the first quarter of 2008, an increase of $1.09 million or 9.52% over the first quarter of 2007. The year 2008 is expected to be the thirty-fifth consecutive year of dividend increases to United shareholders.
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
The following table shows United’s estimated earnings sensitivity profile as of March 31, 2008 and December 31, 2007:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	March 31, 2008	December 31, 2007
+200	3.27%	2.37%
+100	1.78%	1.71%
-100	-2.57%	-0.60%
-200	-8.25%	-3.33%
At March 31, 2008, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.78% over one year as compared to an increase of 1.71% at December 31, 2007. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.27% over one year as of March 31, 2008, as compared to an increase of 2.37% as of December 31, 2007. A 100 and 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.57% and 8.25%, respectively, over one year as compared to a decrease of 0.60% and 3.33%, respectively, over one year as of December 31, 2007.
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
As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the year of 2007, United realized a net loss of $8.11 million in connection with the termination of interest rate swaps. This was done to improve future earnings.
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. At March 31, 2008 and December 31, 2007, the fair values of the subordinated interest and the cost of the available for sale securities were zero.
At March 31, 2008, the principal balances of the residential mortgage loans held in the securitization trust were approximately $7.0 million. Principal amounts owed to third party investors and to United in the securitization were approximately $2.7 million and $4.3 million, respectively, at March 31, 2008. The weighted average term to maturity of the underlying mortgages approximated 9.1 years as of March 31, 2008. During the first quarter of 2008, United received cash of $646 thousand from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	March 31,	December 31,
	2008	2007
Total principal amount of loans	$7,000	$7,393
Principal amount of loans 60 days or more past due	305	86
Year-to-date average balances	7,219	8,817
Year-to-date net credit (recoveries) losses	(216)	(66)

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
At March 31, 2008, United’s mortgage related securities portfolio had an amortized cost of $848 million, of which approximately $743 million or 88% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs) and accretion directed (VADMs) bonds having an average life of approximately 2.2 years and a weighted average yield of 4.83%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.66%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.
United had approximately $14 million in 30-year mortgage backed securities with a projected yield of 6.61% and a projected average life of 3.8 years on March 31, 2008. These bonds are projected to be good risk/reward securities in stable rates, rates down moderately and rates up moderately due to the high yield and premium book price. However, should rates increase 300 basis points, the average life will extend and these bonds will experience significant price depreciation, but not as significant as current coupon pools.
The remaining 10% of the mortgage related securities portfolio at March 31, 2008, included adjustable rate securities (ARMs), balloon securities, and 10-year, 15-year and 20-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2008, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2008 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2007 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sold during the quarter ended March 31, 2008 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2008:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)

1/01 – 1/31/2008	28	$32.03	—	322,200
2/01 – 2/29/2008	78	$26.59	—	322,200
3/01 – 3/31/2008	32	$31.38	—	322,200

Total	138	$28.80	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2008, no shares were exchanged by participants in United’s stock option plans.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended March 31, 2008, the following shares were purchased for the deferred compensation plan: January 2008 – 28 shares at an average price of $32.03; February 2008 – 78 shares at an average price of $26.59; and March 2008 – 32 shares at an average price of $31.38.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
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

UNITED BANKSHARES, INC. (Registrant)

Date: April 30, 2008	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: April 29, 2008	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer, Secretary and Chief Financial Officer