Form 10-Q
period 2008-06-30
UNITED BANKSHARES INC/WV
filed 2008-08-07
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2008
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

Large accelerated filer [ X ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
    Yes [   ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class - Common Stock, $2.50 Par Value; 43,277,687 shares outstanding as of July 31, 2008.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2008 and December 31, 2007, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and six months ended June 30, 2008 and 2007, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2008, the related condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30	December 31
	2008	2007
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$190,121	$202,586
Interest-bearing deposits with other banks	26,645	10,559
Federal funds sold	10,484	17,506

Total cash and cash equivalents	227,250	230,651
Securities available for sale at estimated fair value (amortized cost-$1,203,090 at June 30, 2008 and $1,163,014 at December 31, 2007)	1,174,929	1,156,561
Securities held to maturity (estimated fair value-$137,111 at June 30, 2008 and $158,165 at December 31, 2007)	139,805	157,228
Other investment securities	82,154	80,975
Loans held for sale	4,199	1,270
Loans	5,852,718	5,800,561
Less: Unearned income	(6,734)	(7,077)

Loans net of unearned income	5,845,984	5,793,484
Less: Allowance for loan losses	(57,033)	(50,456)

Net loans	5,788,951	5,743,028
Bank premises and equipment	60,149	61,680
Goodwill	312,371	312,111
Accrued interest receivable	33,939	38,238
Other assets	224,725	212,997

TOTAL ASSETS	$8,048,472	$7,994,739

Liabilities
Deposits:
Noninterest-bearing	$877,940	$913,427
Interest-bearing	4,595,039	4,436,323

Total deposits	5,472,979	5,349,750
Borrowings:
Federal funds purchased	92,155	97,074
Securities sold under agreements to repurchase	519,601	499,989
Federal Home Loan Bank borrowings	934,108	1,012,272
Other short-term borrowings	1,307	5,000
Other long-term borrowings	185,363	195,890
Allowance for lending-related commitments	2,128	8,288
Accrued expenses and other liabilities	67,967	65,277

TOTAL LIABILITIES	7,275,608	7,233,540

Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at June 30, 2008 and December 31, 2007, including 1,050,555 and 1,086,106 shares in treasury at June 30, 2008 and December 31, 2007, respectively	110,802	110,802
Surplus	97,900	98,405
Retained earnings	626,732	602,185
Accumulated other comprehensive loss	(26,095)	(12,480)
Treasury stock, at cost	(36,475)	(37,713)

TOTAL SHAREHOLDERS’ EQUITY	772,864	761,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,048,472	$7,994,739

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Interest income
Interest and fees on loans	$88,405	$84,559	$183,266	$167,871
Interest on federal funds sold and other short-term investments	220	599	492	1,104
Interest and dividends on securities:
Taxable	14,868	13,184	30,021	26,614
Tax-exempt	2,926	3,360	6,186	6,735

Total interest income	106,419	101,702	219,965	202,324

Interest expense
Interest on deposits	30,183	34,228	65,312	67,398
Interest on short-term borrowings	3,750	7,124	10,580	14,626
Interest on long-term borrowings	9,334	7,530	18,643	14,818

Total interest expense	43,267	48,882	94,535	96,842

Net interest income	63,152	52,820	125,430	105,482
Provision for credit losses	4,351	850	6,451	1,200

Net interest income after provision for credit losses	58,801	51,970	118,979	104,282

Other income
Fees from trust and brokerage services	4,553	3,763	8,492	7,309
Fees from deposit services	10,002	7,869	19,085	15,047
Bankcard fees and merchant discounts	1,734	1,444	3,292	2,806
Other service charges, commissions, and fees	589	347	1,077	678
Income from bank-owned life insurance	1,012	1,327	2,321	2,786
Income from mortgage banking	156	162	249	323
Security (losses) gains	(46)	165	909	322
Gain on termination of interest rate swaps associated with prepayment of FHLB advances	---	787	---	787
Other income	1,183	661	2,368	1,383

Total other income	19,183	16,525	37,793	31,441
Other expense
Salaries and employee benefits	18,941	14,794	37,969	29,648
Net occupancy expense	3,974	3,114	8,271	6,570
Equipment expense	2,488	1,357	4,282	2,808
Data processing expense	2,397	2,232	5,200	3,953
Bankcard processing expense	1,469	1,221	2,818	2,412
Prepayment penalty on FHLB advance	---	786	---	786
Other expense	12,208	8,992	24,295	17,814

Total other expense	41,477	32,496	82,835	63,991

Income before income taxes	36,507	35,999	73,937	71,732
Income taxes	11,360	11,487	23,094	22,813

Net income	$ 25,147	$ 24,512	$ 50,843	$ 48,919

Earnings per common share:
Basic	$0.58	$0.60	$1.18	$1.20

Diluted	$0.58	$0.60	$1.17	$1.19

Dividends per common share	$0.29	$0.28	$0.58	$0.56

Average outstanding shares:
Basic	43,264,809	40,677,396	43,255,830	40,811,074
Diluted	43,419,616	40,935,684	43,419,276	41,103,158
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2008
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	44,320,832	$110,802	$98,405	$602,185	($12,480)	($37,713)	$761,199

Cumulative effect of adopting EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split- Dollar Life Insurance Arrangements”	–	–	–	(936)	–	–	(936)
Effect of changing pension plan measurement date pursuant to SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, net of tax	–	–	–	(270)	–	–	(270)
Comprehensive income:
Net income	–	–	–	50,843	–	–	50,843
Other comprehensive income, net of tax:
Unrealized loss on securities of $13,519 net of reclassification adjustment for gains included in net income of $591	–	–	–	–	(14,110)	–	(14,110)
Unrealized loss on cash flow hedge, net of tax of $573	–	–	–	–	(1,065)	–	(1,065)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	–	–	–	–	92	–	92
Pension plan’s amortization of transition asset, prior service cost, and actuarial loss, net of tax of $3	–	–	–	–	6	–	6
Change in pension asset, net of tax of $788	–	–	–	–	1,462	–	1,462

Total comprehensive income							37,228
Stock based compensation expense	–	–	277	–	–	–	277
Purchase of treasury stock (617 shares)	–	–	–	–	–	(7)	(7)
Distribution of treasury stock for deferred compensation plan (209 shares)	–	–	–	–	–	6	6
Cash dividends ($0.58 per share)	–	–	–	(25,090)	–	–	(25,090)
Common stock options exercised (35,959 shares)	–	–	(782)	–	–	1,239	457

Balance at June 30, 2008	44,320,832	$110,802	$97,900	$626,732	($26,095)	($36,475)	$772,864

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended
	June 30
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 50,032	$ 45,675

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	17,533	47,607
Purchases of securities held to maturity	---	(363)
Proceeds from sales of securities available for sale	536	996
Proceeds from maturities and calls of securities available for sale	336,025	224,986
Purchases of securities available for sale	(376,577)	(224,732)
Net purchases of bank premises and equipment	(768)	(1,365)
Net change in other investment securities	(294)	3,574
Net change in loans	(51,677)	(8,317)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(75,222)	42,386

FINANCING ACTIVITIES
Cash dividends paid	(25,081)	(22,968)
Excess tax benefits from stock-based compensation arrangements	315	435
Acquisition of treasury stock	(7)	(21,577)
Proceeds from exercise of stock options	408	1,149
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	200,000	253,900
Repayment of long-term Federal Home Loan Bank borrowings	(60,164)	(229,053)
Redemption of debt related to trust preferred securities	(10,310)	---
Distribution of treasury stock for deferred compensation plan	6	---
Changes in:
Deposits	123,622	(121,201)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(207,000)	11,320

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,789	(127,995)

Decrease in cash and cash equivalents	(3,401)	(39,934)

Cash and cash equivalents at beginning of year	230,651	259,013

Cash and cash equivalents at end of period	$227,250	$219,079

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2008 and 2007 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in United’s 2007 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2007 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
In December 2007, the FASB issued FASB Statement No. 141-revised 2007 (SFAS 141R),”Business Combinations” which amends FASB Statement 141 (SFAS 141). SFAS 141R aims to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Early adoption is not permitted.
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
As a result of the merger, United assumed approximately $2.5 million of liabilities to provide severance benefits to terminated employees of Premier. A balance of $811 thousand remains as of June 30, 2008 for the assumed liabilities to provide severance benefits to terminated employees of Premier.
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

3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized below:

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$28,420	$106	$9	$28,517
State and political subdivisions	116,523	1,815	319	118,019
Mortgage-backed securities	896,656	4,187	14,114	886,729
Marketable equity securities	7,165	12	999	6,178
Corporate securities	154,326	2,043	20,883	135,486

Total	$1,203,090	$8,163	$36,324	$1,174,929

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42,689	$188	$8	$42,869
State and political subdivisions	117,713	2,349	53	120,009
Mortgage-backed securities	846,037	4,173	4,105	846,105
Marketable equity securities	6,752	85	521	6,316
Corporate securities	149,823	2,572	11,133	141,262

Total	$1,163,014	$9,367	$15,820	$1,156,561

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2008 and December 31, 2007:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
June 30, 2008
Treasuries and agencies	$21,484	$9	---	---
State and political	24,461	319	---	---
Mortgage-backed	501,820	13,010	26,046	$1,104
Marketable equity securities	1,605	650	294	349
Corporate securities	84,926	16,042	19,662	4,841

Total	$634,296	$30,030	$46,002	$6,294

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2007
Treasuries and agencies	---	---	$2,989	$8
State and political	$1,815	$5	9,776	48
Mortgage-backed	58,244	594	407,397	3,511
Marketable equity securities	1,338	422	101	99
Corporate securities	85,849	10,132	14,504	1,001

Total	$147,246	$11,153	$434,767	$4,667

Gross unrealized losses on available for sale securities were $36,324 at June 30, 2008. Securities in a continuous unrealized loss position for twelve months or more at June 30, 2008 consisted primarily of corporate securities. These corporate securities were mainly investment grade single issuer or pooled trust preferred securities of financial institutions. The Company had no exposure to real estate investment trusts (REITS) in its investment portfolio. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FHMLC, FNMA, GNMA, and various other private label issuers. Management does not believe any individual security with an unrealized loss as of June 30, 2008 is other than temporarily impaired. United believes the decline in value is attributable to tight market liquidity, distressed sales, and changes in market interest rates, not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
At June 30, 2008, United’s mortgage-related available for sale securities portfolio had an amortized cost of $896,656. Approximately $670 million or 75% of these securities were FHLMC and FNMA mortgage-backed securities and collateralized mortgage obligations (CMOs). The remainder of the portfolio consisted of approximately $216 million in whole-loan CMOs and approximately $10 million in GNMA securities. The whole-loan CMO portfolio consisted entirely of senior class certificates, with approximately 69% of the loans originated prior to 2005 and 73% of the loans originated prior to 2006. Whole-loan CMOs are private label pooled mortgage loans that do not meet certain size and credit criteria to be guaranteed by government sponsored agencies with credit enhancements to ensure investors receive timely interest payments. The whole-loan CMO portfolio includes Alt-A loan securities. Alt-A loan securities totaled approximately $24 million at June 30, 2008, 90% of which represented the super-senior tranches. Alt-A loans are a classification of mortgages where the risk profile falls between prime and subprime. United did not invest in subprime whole-loan securities.
The amortized cost and estimated fair value of securities available for sale at June 30, 2008 and December 31, 2007 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$27,802	$27,832	$40,627	$40,668
Due after one year through five years	67,139	67,641	82,214	82,315
Due after five years through ten years	198,900	197,988	195,981	196,808
Due after ten years	902,084	875,290	837,440	830,454
Marketable equity securities	7,165	6,178	6,752	6,316

Total	$1,203,090	$1,174,929	$1,163,014	$1,156,561

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,514	$1,169	---	$12,683
State and political subdivisions	42,527	873	$11	43,389
Mortgage-backed securities	146	9	---	155
Corporate securities	85,618	163	4,897	80,884

Total	$139,805	$2,214	$4,908	$137,111

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,572	$1,316	---	$12,888
State and political subdivisions	59,466	1,043	$4	60,505
Mortgage-backed securities	165	10	---	175
Corporate securities	86,025	564	$1,992	84,597

Total	$157,228	$2,933	$1,996	$158,165

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2008 and December 31, 2007 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$15,409	$15,421	$8,624	$8,652
Due after one year through five years	21,829	22,148	35,964	36,623
Due after five years through ten years	20,632	21,382	26,568	27,495
Due after ten years	81,935	78,160	86,072	85,395

Total	$139,805	$137,111	$157,228	$158,165

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,169,516 and $1,002,234 at June 30, 2008 and December 31, 2007, respectively.
4. LOANS
Major classifications of loans are as follows:

	June 30,	December 31,
	2008	2007
Commercial, financial and agricultural	$1,201,191	$1,210,049
Real estate:
Single-family residential	1,873,971	1,882,498
Commercial	1,581,838	1,507,541
Construction	622,416	601,323
Other	236,375	239,907
Installment	336,927	359,243

Total gross loans	$5,852,718	$5,800,561

The table above does not include loans held for sale of $4,199 and $1,270 at June 30, 2008 and December 31, 2007, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $140,556 and $126,432 at June 30, 2008 and December 31, 2007, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,128 and $8,288 at June 30, 2008 and December 31, 2007, respectively, is separately classified as a liability on the balance sheet. The methodology for calculation of the unfunded commitments liability was changed to be more consistent with the historical utilization of unfunded commitments which resulted in a decrease of $6,160 from year-end 2007. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Balance at beginning of period	$ 59,050	$ 52,385	$ 58,744	$ 52,371
Provision	4,351	850	6,451	1,200

	63,401	53,235	65,195	53,571
Loans charged-off	(4,484)	(2,231)	(6,517)	(2,848)
Less: Recoveries	244	216	483	497

Net Charge-offs	(4,240)	(2,015)	(6,034)	(2,351)

Balance at end of period	$ 59,161	$ 51,220	$ 59,161	$ 51,220

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

Nonperforming assets are summarized as follows:

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$33,676	$14,115
Loans past due 90 days or more and still accruing interest	15,696	14,210

Total nonperforming loans	49,372	28,325

Other real estate owned	9,618	6,365

Total nonperforming assets	$58,990	$34,690

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At June 30, 2008, the recorded investment in loans that were considered to be impaired was $54,351 (of which $33,676 were on a nonaccrual basis). Included in this amount is $32,217 of impaired loans for which the related allowance for credit losses is $5,121 and $22,134 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2007, the recorded investment in loans that were considered to be impaired was $30,952 (of which $14,115 were on a nonaccrual basis). Included in this amount were $24,097 of impaired loans for which the related allowance for credit losses was $3,615, and $6,855 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended June 30, 2008 and for the year ended December 31, 2007 was approximately $42,718 and $28,908, respectively.
United recognized interest income on impaired loans of approximately $341 and $678 for the quarter and six months ended June 30, 2008, respectively, and $378 and $654 for the quarter and six months ended June 30, 2007, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $850 and $1,632 for the quarter and six months ended June 30, 2008, respectively, and $551 and $1,015 for the quarter and six months ended June 30, 2007, respectively.
7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$ 30,995	($22,075)	$8,920

Goodwill not subject to amortization			$312,371

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$ 30,995	($20,117)	$10,878

Goodwill not subject to amortization			$312,111

United incurred amortization expense of $940 and $1,958 for the quarter and six months ended June 30, 2008, respectively, and $383 and $790 for the quarter and six months ended June 30, 2007, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount

2008	$ 3,494
2009	2,561
2010	1,884
2011	1,362
2012 and thereafter	1,577
8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $250,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2008, federal funds purchased were $92,155 while securities sold under agreements to repurchase were $519,601.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At June 30, 2008, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of June 30, 2008, United Bank (VA) had an outstanding balance of $1,307 and had additional funding available of $3,693.
9. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2008, United had an unused borrowing amount of $1,180,194 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2008, $934,108 of FHLB advances with a weighted-average interest rate of 3.09% is scheduled to mature within the next eleven years.
The scheduled maturities of borrowings are as follows:

Year	Amount

2008	$216,415
2009	180,000
2010	384,685
2011	60,000
2012 and thereafter	93,008

Total	$934,108

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2008 and December 31, 2007, the outstanding balances of the Debentures were $185,363 and $195,890 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,914,470 and $1,945,818 of loan commitments outstanding as of June 30, 2008 and December 31, 2007, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $3,159 and $1,580 as of June 30, 2008 and December 31, 2007, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $129,563 and $144,314 as of June 30, 2008 and December 31, 2007, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.
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
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of June 30, 2008. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The tables on the following page set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2008.

Derivative Classifications and Hedging Relationships
June 30, 2008

	Notional	Derivative
	Amount	Asset	Liability

Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,500	---	$555

Total Derivatives Designated as Fair Value Hedges:	$14,500	---	$555

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$234,685	---	$981

Total Derivatives Designated as Cash Flow Hedges:	$234,685	---	$981

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$249,185	---	$1,536

Derivative Instruments
June 30, 2008

		Average
	Notional	Receive	Average	Estimated
	Amount	Rate	Pay Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,500	---	6.27%	$(555)

Total Derivatives Used in Fair Value Hedges	$14,500			$(555)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$234,685	---	3.79%	$(981)

Total Derivatives Used in Cash Flow Hedges	$234,685			$(981)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$249,185			$(1,536)

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

A summary of derivative financial instruments not in hedge relationships by type of activity is as follows:

	Other Derivative Instruments
	June 30, 2008
	Net Derivative		Net Gains
	Asset (Liability)		(Losses)
Other Derivative Instruments:
Interest Rate Risk Management		$(599)		$(599)
Customer Risk Management		599		599

Total Other Derivative Instruments	$	---	$	---

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$1,174,929	$52,117	$1,117,812	$5,000
Derivative financial assets	599	---	599	---

Liabilities
Derivative financial liabilities	2,135	---	2,135	---

The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2008 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

Available-for-
sale
securities

Beginning Balance	$5,504

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	---
Included in other comprehensive income	---
Purchases, issuances, and settlements	---
Transfers in and/or out of Level 3	(504)

Ending Balance	$5,000

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date
---
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a recurring basis in the financial statements.
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
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
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at June 30, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	YTD
Description	2008	(Level 1)	(Level 2)	(Level 3)	Losses
Assets
Impaired Loans	$32,217	—	$1,131	$31,086	$863
13. STOCK BASED COMPENSATION
On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of June 30, 2008, 254,550 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $277 thousand for the first six months of 2008 which was included in salaries and employee benefits expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
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
The fair value of the options for 2007 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.09%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.2954; and a weighted-average expected option life of 5.89 years, respectively. The fair value of the 10,000 options granted during the second quarter of 2008 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.14%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.3297; and a weighted-average expected option life of 5.89 years, respectively. SFAS 123R defines a lattice modal as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.
A summary of option activity under the Plans as of June 30, 2008, and the changes during the first six months of 2008 are presented below:

	Six Months Ended June 30, 2008
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price

Outstanding at January 1, 2008	1,921,457			$27.38
Granted	10,000			28.23
Exercised	35,959			11.59
Forfeited or expired	9,773			29.24

Outstanding at June 30, 2008	1,885,725	$3,441	5.2	$27.68

Exercisable at June 30, 2008	1,631,175	$3,441	4.5	$27.66

The following table summarizes the status of United’s nonvested awards during the first six months of 2008:

		Weighted-Average
		Grant Date Fair
	Shares	Value Per Share

Nonvested at January 1, 2008	244,550	$7.06
Granted	10,000	7.25
Vested	---	---
Forfeited or expired	---	---

Nonvested at June 30, 2008	254,550	$7.07

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at June 30, 2008 were 20,125. Options granted through the reinvestment of dividends during the first six months of 2008 were 408. No options were exercised during the first six months of 2008. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.

Cash received from options exercised under the Plans for the six months ended June 30, 2008 and 2007 was $408 thousand and $1.15 million, respectively. During the six months ended June 30, 2008 and 2007, 35,959 and 105,773 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the six months ended June 30, 2008 and 2007. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2008 and 2007 was $526 thousand and $1.63 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $315 thousand and $435 thousand from excess tax benefits related to share-based compensation for the six months ended June 30, 2008 and 2007, respectively.
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
Net periodic pension cost for the three and six months ended June 30, 2008 and 2007 included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2008	2007	2008	2007

Service cost	$539	$537	$1,077	$1,068
Interest cost	925	866	1,850	1,723
Expected return on plan assets	(1,913)	(1,798)	(3,825)	(3,577)
Amortization of transition asset	(43)	(44)	(87)	(87)
Recognized net actuarial loss	48	148	96	294
Amortization of prior service cost	---	---	---	---

Net periodic pension (benefit) cost	$(444)	$(291)	$(889)	$(579)

Weighted-Average Assumptions:
Discount rate	6.25%	6.00%	6.25%	6.00%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
15. INCOME TAXES
In accordance with FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2008, United has provided a liability for $8,284 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2004 through 2006. As of June 30, 2008, the total amount of accrued interest related to uncertain tax positions was $785. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Net Income	$25,147	$24,512	$50,843	$48,919
Securities available for sale:
Net change in unrealized losses on available for sale securities arising during the period	(23,647)	(7,220)	(20,798)	(4,195)
Related income tax effect	8,276	2,527	7,279	1,468
Net reclassification adjustment for losses (gains) included in net income	46	(252)	(909)	(322)
Related income tax expense	(16)	88	318	113

Net effect on other comprehensive loss	(15,341)	(4,857)	(14,110)	(2,936)

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from the available for sale to the held to maturity investment portfolio	---	927	---	1,168
Related income tax benefit	---	(325)	---	(409)
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to call or maturity	71	100	142	242
Related income tax expense	(25)	(35)	(50)	(85)

Net effect on other comprehensive income	46	667	92	916

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	6,279	61	(1,638)	(554)
Related income tax (benefit) expense	(2,198)	(21)	573	194
Termination of cash flow hedge	---	2,952	---	2,952
Related income tax expense	---	(1,033)	---	(1,033)

Net effect on other comprehensive income	4,081	1,959	(1,065)	1,559

FASB 158 pension plan:
Change in pension asset	---	---	2,250	---
Related income tax expense	---	---	(788)	---
Amortization of transition asset	(44)	(44)	(87)	(87)
Related income tax expense	17	18	35	36
Recognized net actuarial loss	48	148	96	294
Related income tax benefit	(18)	(59)	(38)	(117)

Net effect on other comprehensive income	3	63	1,468	126

Total change in other comprehensive income	(11,211)	(2,168)	(13,615)	(335)

Total Comprehensive Income	$13,936	$22,344	$37,228	$48,584

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Basic

Net Income	$25,147	$24,512	$50,843	$48,919

Average common shares outstanding	43,264,809	40,677,396	43,255,830	40,811,074

Earnings per basic common share	$0.58	$0.60	$1.18	$1.20

Diluted

Net Income	$25,147	$24,512	$50,843	$48,919

Average common shares outstanding	43,264,809	40,677,396	43,255,830	40,811,074
Equivalents from stock options	154,807	258,288	163,446	292,084

Average diluted shares outstanding	43,419,616	40,935,684	43,419,276	41,103,158

Earnings per diluted common share	$0.58	$0.60	$1.17	$1.19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. However, comparisons for the second quarter and first half of 2008 to the second quarter and first half of 2007 are impacted by increased levels of reported average balance sheet, income, and expense results due to the acquisition. At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. The transaction was accounted for under the purchase method of accounting.
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
At June 30, 2008, approximately 15.01% of total assets, or $1.21 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 97.01% or $1.17 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 2.99% or $36.09 million of these financial instruments were valued using unobservable market information or Level 3 measurements. At June 30, 2008, only $2.14 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not consider its use of unobservable inputs in determining fair value to be significant and thus, does not believe that any changes in these inputs would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12 for additional information regarding SFAS 157 and its impact on United’s financial statements.
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
FINANCIAL CONDITION
United’s total assets as of June 30, 2008 were $8.05 billion which was relatively flat from year-end 2007, increasing $53.73 million or less than 1%. The small increase was primarily the result of growth in portfolio loans of $52.50 million or slightly less than 1% and an increase in other assets of $11.73 million or 5.51%. These increases were partially offset by decreases in cash and cash equivalents and investment securities of $3.40 million and $2.12 million, respectively. The slight increase in total assets is reflected in a corresponding increase in total liabilities of $42.07 million or less than 1% from year-end 2007. The increase in total liabilities was due mainly to growth in deposits of $123.23 million or 2.30% which more than offset a reduction of $77.69 million or 4.29% in borrowings. Shareholders’ equity increased $11.67 million or 1.53% from year-end 2007. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2008 decreased $3.40 million or 1.47%. Of this total decrease, cash and due from banks and federal funds sold decreased $12.47 million or 6.15% and $7.02 million or 40.11%, respectively, while interest-bearing deposits with other banks increased $16.09 million. During the first six months of 2008, net cash of $50.03 million and $21.79 million was provided by operating activities and financing activities, respectively. Net cash of $75.22 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2008 and 2007.
Securities
Total investment securities at June 30, 2008 were relatively flat, increasing $2.12 million or less than 1% from year-end 2007. Securities available for sale increased $18.37 million or 1.59%. This change in securities available for sale reflects $336.49 million in sales, maturities and calls of securities, $376.58 million in purchases, and a decrease of $21.71 million in market value. Securities held to maturity decreased $17.42 million or 11.08% from year-end 2007 due to calls and maturities of securities. Other investment securities increased $1.18 million or 1.46%. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans
Loans held for sale increased $2.93 million or 230.63% as loan originations exceeded loan sales in the secondary market during the first six months of 2008. Portfolio loans, net of unearned income, were relatively flat, increasing $52.50 million or slightly less than 1% from year-end 2007 due to increases in commercial real estate loans of $74.30 million or 4.93% and construction loans of $21.09 million or 3.51%. These increases were partially offset by decreases from year-end 2007 in installment loans of $22.32 million or 6.21% and other real estate loans of $3.53 million or 1.47%. Commercial loans (not secured by real estate) and single-family residential real estate loans were relatively flat from year-end 2007, declining $8.86 million and $8.53 million, respectively. Both declines were less than 1%.
The following table summarizes the changes in the loan categories since year-end 2007:

	June 30	December 31
(Dollars in thousands)	2008	2007	$ Change	% Change
Loans held for sale	$4,199	$1,270	$2,929	230.63%

Commercial, financial, and agricultural	$1,201,191	$1,210,049	$(8,858)	(0.73%)
Real Estate:
Single family residential	1,873,971	1,882,498	(8,527)	(0.45%)
Commercial	1,581,838	1,507,541	74,297	4.93%
Construction	622,416	601,323	21,093	3.51%
Other	236,375	239,907	(3,532)	(1.47%)
Consumer	336,927	359,243	(22,316)	(6.21%)
Less: Unearned income	(6,734)	(7,077)	343	(4.85%)

Total Loans, net of unearned income	$5,845,984	$5,793,484	$52,500	0.91%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $11.73 million or 5.51% from year-end 2007 due mainly to increases of $9.07 million in deferred tax assets, $3.25 million in other real estate owned (OREO), $2.87 million in the funded status of United’s pension plan, and $2.32 million in the cash surrender value of bank-owned life insurance policies. Partially offsetting these increases from year-end 2007 were decreases in accounts receivable of $1.64 million, income taxes receivable of $1.39 million and core deposit intangibles of $1.96 million.
Deposits
Total deposits at June 30, 2008 increased $123.23 million or 2.30% since year-end 2007. In terms of composition, noninterest-bearing deposits decreased $35.49 million or 3.89% while interest-bearing deposits increased $158.72 million or 3.58% from December 31, 2007. The decrease in noninterest-bearing deposits was due mainly to a decrease in official checks of $8.61 million due to a large amount of loan proceeds checks at year-end 2007 and commercial noninterest bearing deposits of $9.05 million as customers shifted money into interest-bearing products. Personal noninterest bearing deposits were relatively flat from year-end 2007, increasing $1.56 million or less than 1%.

The increase in interest-bearing deposits was due mainly to a growth in time deposits under $100,000 of $97.51 million or 6.26% and time deposits over $100,000 of $59.21 million or 6.21%. Regular savings balances increased $11.01 million or 3.39%. Interest-bearing checking account balances increased $19.73 million or 11.29%. Interest bearing money market accounts (MMDAs) decreased $28.74 million or 2.02%. This increase in interest-bearing deposits was due likely to the volatility in the stock market as well as aggressive pricing on large commercial time deposits
The following table summarizes the changes in the deposit categories since year-end 2007:

	June 30	December 31
	2008	2007	$ Change	% Change
(Dollars In thousands)
Demand deposits	$373,562	$409,109	$(35,547)	(8.69%)
Interest-bearing checking	194,392	174,666	19,726	11.29%
Regular savings	335,735	324,728	11,007	3.39%
Money market accounts	1,901,302	1,929,985	(28,683)	(1.49%)
Time deposits under $100,000	1,654,990	1,557,478	97,512	6.26%
Time deposits over $100,000	1,012,998	953,784	59,214	6.21%

Total deposits	$5,472,979	$5,349,750	$123,229	2.30%

Borrowings
Total borrowings at June 30, 2008 decreased $77.69 million or 4.29% during the first six months of 2008. Since year-end 2007, short-term borrowings decreased $207.00 million or 19.98% due to a $218 million reduction in overnight FHLB borrowings. Federal funds purchased decreased $4.92 million or 5.07% while securities sold under agreements to repurchase increased $19.61 million or 3.92% since year-end 2007. Long-term borrowings increased $129.31 million or 16.70% due to an increase of $139.84 million or 24.18% in long-term FHLB advances.
The table below summarizes the change in the borrowing categories since year-end 2007:

	June 30	December 31
	2008	2007	$ Change	% Change
(Dollars In thousands)
Federal funds purchased	$92,155	$97,074	$(4,919)	(5.07%)
Securities sold under agreements to repurchase	519,601	499,989	19,612	3.92%
Overnight FHLB advances	216,000	434,000	(218,000)	(50.23%)
TT&L note option	1,307	5,000	(3,693)	(73.86%)
Long-term FHLB advances	718,108	578,272	139,836	24.18%
Issuances of trust preferred capital securities	185,363	195,890	(10,527)	(5.37%)

Total borrowings	$1,732,534	$1,810,225	$(77,691)	(4.29%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2008 increased $2.69 million or 4.12% from year-end 2007 mainly as a result of an increase in income taxes payable of $4.61 million due to a timing difference in payments. In addition, derivative liabilities increased $1.35 million due to a change in value and a liability of $1.53 million was recorded for split dollar life insurance policies based on the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. Interest payable decreased $2.22 million due to a decline in borrowings and interest rates and other accrued expenses declined $1.05 million due to payments.
Shareholders’ Equity
Shareholders’ equity at June 30, 2008 increased $11.67 million or 1.53% from December 31, 2007 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $25.75 million for the first half of 2008.
Accumulated other comprehensive income decreased $13.62 million due mainly to a decline of $14.11 million, net of deferred taxes, in the fair value of United’s available for sale investment portfolio. The fair value of cash flow hedges decreased $1.06 million, net of deferred taxes.
RESULTS OF OPERATIONS
Overview
Net income for the first six months of 2008 was $50.84 million or $1.17 per diluted share compared to $48.92 million or $1.19 per share for the first six months of 2007. Net income for the second quarter of 2008 was $25.15 million or $0.58 per diluted share, as compared to $24.51 million or $0.60 per diluted share reported for the prior year second quarter.
United’s annualized return on average assets for the first six months of 2008 was 1.29% and return on average shareholders’ equity was 13.12% as compared to 1.50% and 15.33% for the first six months of 2007. For the second quarter of 2008, United’s annualized return on average assets was 1.27% while the return on average equity was 12.90% as compared to 1.50% and 15.22%, respectively, for the second quarter of 2007.
Tax-equivalent net interest income for the first six months of 2008 increased $19.45 million or 17.12% from the prior year’s first six months. Tax-equivalent net interest income for the second quarter of 2008 increased $9.88 million or 17.37% as compared to the same period of 2007. The provision for credit losses was $6.45 million for the first six months of 2008 as compared to $1.20 million for the first six months of 2007. For the quarters ended June 30, 2008 and 2007, the provision for credit losses was $4.35 million and $850 thousand, respectively.
Noninterest income for the first six months of 2008 increased $6.35 million or 20.20% from the first six months of 2007. For the second quarter of 2008, noninterest income increased $2.66 million or 16.08% from the second quarter of 2007. The largest increase came from fees from deposit services. Noninterest expense for the first half of 2008 increased $18.84 million or 29.45% from the same period in 2007. For the second quarter of 2008, noninterest expense increased $8.98 million or 27.64% from the second quarter of

2007. United’s effective tax rate was 31.23% and 31.80% for the first six months of 2008 and 2007, respectively, and 31.12% and 31.91% for the second quarter of 2008 and 2007, respectively.
Net Interest Income
Tax-equivalent net interest income for the first six months of 2008 was $133.03 million, an increase of $19.45 million or 17.12% from the prior year’s first six months. This increase in tax-equivalent net interest income was primarily attributable to a $1.17 billion or 19.46% increase in average earning assets resulting primarily from the Premier acquisition. Average net loans increased $1.04 billion or 22.04% while average investment securities increased $133.26 million or 10.61%. Additionally, the average cost of funds for the first six months of 2008 declined 84 basis points from the first six months of 2007 due to a decrease in market interest rates and the refinancing of long-term debt during the second and fourth quarters of 2007. However, the average yield on earning assets declined 68 basis points due to the decrease in market interest rates. The net interest margin for the first six months of 2008 was 3.72% as compared to 3.79% for the first six months of 2007.
Tax-equivalent net interest income for the second quarter of 2008 was $66.79 million, an increase of $9.88 million or 17.37% from the second quarter of 2007 due mainly to a $1.21 billion or 20.12% increase in average earning assets for the quarter resulting primarily from the Premier acquisition. Average net loans grew $1.05 billion or 22.26% while average investment securities increased $160.35 million or 12.94%. Additionally, the average cost of funds declined 112 basis points in the second quarter of 2008 as compared to the second quarter of 2007 due to a decrease in market interest rates and the Company’s refinancing of long-term debt in the fourth quarter of 2007. Partially offsetting these increases to net interest income was a decrease of 93 basis points in the second quarter of 2008 average yield on earning assets due to the decline in market interest rates. The net interest margin for the second quarter of 2008 was 3.71% as compared to 3.80% for the second quarter of 2007.
On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2008 was relatively stable as it increased $552 thousand or slightly less than 1% from the first quarter of 2008. The increase was due mainly to a 53 basis point decline in the average cost of funds from the first quarter of 2008. Average earning assets increased $71.05 million or 1.00% as average net loans grew $41.48 million or less than 1% and average investments increased $21.94 million or 1.59% for the quarter. The net interest margin of 3.71% for the second quarter of 2008 was relatively stable as compared to the net interest margin of 3.72% for the first quarter of 2008.

Tables 1 and 2 below show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007.
Table 1

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$42,861	$220	2.07%	$45,560	$599	5.27%
Investment Securities:
Taxable	1,184,433	14,868	5.02%	1,017,997	13,184	5.18%
Tax-exempt (1) (2)	215,523	4,002	7.43%	221,611	4,530	8.18%

Total Securities	1,399,956	18,870	5.39%	1,239,608	17,714	5.72%
Loans, net of unearned income (1) (2) (3)	5,822,175	90,967	6.28%	4,759,710	87,475	7.37%
Allowance for loan losses	(56,780)			(43,928)

Net loans	5,765,395		6.34%	4,715,782		7.44%

Total earning assets	7,208,212	$110,057	6.13%	6,000,950	$105,788	7.06%

Other assets	777,390			556,767

TOTAL ASSETS	$7,985,602			$6,557,717

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,507,731	30,183	2.69%	$3,868,096	$34,228	3.55%
Short-term borrowings	918,710	3,750	1.64%	645,705	7,124	4.43%
Long-term borrowings	854,010	9,334	4.40%	523,878	7,530	5.77%

Total Interest-Bearing Funds	6,280,451	43,267	2.77%	5,037,679	48,882	3.89%

Noninterest-bearing deposits	854,850			806,711
Accrued expenses and other liabilities	66,521			67,522

TOTAL LIABILITIES	7,201,822			5,911,912
SHAREHOLDERS’ EQUITY	783,780			645,805

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,985,602			$6,557,717

NET INTEREST INCOME		$66,790			$56,906

INTEREST SPREAD			3.36%			3.17%

NET INTEREST MARGIN			3.71%			3.80%

(1) The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2) The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007.

(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$39,043	$492	2.53%	$41,022	$1,104	5.43%
Investment Securities:
Taxable	1,166,198	30,021	5.15%	1,033,828	26,614	5.15%
Tax-exempt (1) (2)	222,789	8,413	7.55%	221,902	9,082	8.19%

Total Securities	1,388,987	38,434	5.53%	1,255,730	35,696	5.69%
Loans, net of unearned income (1) (2) (3)	5,798,360	188,637	6.53%	4,751,075	173,621	7.36%
Allowance for loan losses	(53,705)			(43,767)

Net loans	5,744,655		6.60%	4,707,308		7.42%

Total earning assets	7,172,685	$227,563	6.37%	6,004,060	$210,421	7.05%

Other assets	781,439			555,476

TOTAL ASSETS	$7,954,124			$6,559,536

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,491,321	$65,312	2.92%	$3,862,037	$67,398	3.52%
Short-term borrowings	955,028	10,580	2.23%	662,109	14,626	4.45%
Long-term borrowings	816,945	18,643	4.59%	515,236	14,818	5.80%

Total Interest-Bearing Funds	6,263,294	94,535	3.04%	5,039,382	96,842	3.88%

Non-interest bearing deposits	847,647			809,224
Accrued expenses and other liabilities	64,051			67,522

TOTAL LIABILITIES	7,174,992			5,916,128
SHAREHOLDERS’ EQUITY	779,132			643,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,954,124			$6,559,536

NET INTEREST INCOME		$133,028			$113,579

INTEREST SPREAD			3.33%			3.17%

NET INTEREST MARGIN			3.72%			3.79%

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
Provision for Credit Losses
The provision for credit losses for the first six months of 2008 and 2007 was $6.45 million and $1.20 million, respectively. For the quarters ended June 30, 2008 and 2007, the provision for credit losses was $4.35 million and $850 thousand, respectively. Net charge-offs for the first six months of 2008 were $6.03 million as compared to $2.35 million for the first six months of 2007. Net charge-offs were $4.24 million for the second quarter of 2008 as compared to net charge-offs of $2.02 million for the same quarter in 2007. Annualized net charge-offs as a percentage of average loans were 0.29% and 0.21% for the second quarter and first half of 2008, respectively. These ratios compare favorably to United’s most recently reported peer group banking companies’ net charge-offs to average loans percentage of 0.47% which was for the first quarter of 2008. Most of the increase in net charge-offs from last year was due a $2.75 million charge-off on an automobile floor plan credit.
At June 30, 2008, nonperforming loans were $49.37 million or 0.84% of loans, net of unearned income compared to nonperforming loans of $28.33 million or 0.49% of loans, net of unearned income at December 31, 2007, respectively. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At June 30, 2008, nonaccrual loans were $33.68 million, an increase of $19.56 million or 138.58% from $14.12 million at year-end 2007. The increase in nonaccrual loans was due mainly to $15.92 million of loans to nine customers being on nonaccrual status as of June 30, 2008. These loans are not of one particular portfolio, but rather represent several segments including automobile floor plans, commercial loans, commercial real estate development loans, mortgage loans and residential real estate construction loans. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. Loans past due 90 days or more were $15.70 million at June 30, 2008, an increase of $1.49 million or 10.46% from $14.21 million at year-end 2007. The increase was mainly due to one large residential real estate credit of $1.14 million past due 90 days or more at June 30, 2008. Total nonperforming assets of $58.99 million, including OREO of $9.62 million at June 30, 2008, represented 0.73% of total assets at the end of the second quarter which compares favorably to the most recently reported percentage of 0.95% at March 31, 2008 for United’s peer group. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At June 30, 2008, impaired loans were $54.35 million, which was an increase of $23.40 million or 75.60% from the $30.95 million in impaired loans at December 31, 2007. This increase in impaired loans was due in large part to the addition of $6.36 million of commercial loans to an automobile dealer. Most of these credits are collateralized by motor vehicle inventory. In addition, several residential real estate construction loans totaling approximately $3.43 million were added during the first half of 2008. The loans are collateralized by land, some with partially completed homes. The remainder of the increase is primarily to six large commercial credits totaling $10.94 million that were added during the first six months of 2008. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. For further details regarding impaired loans, see Note 6 to the unaudited Consolidated Financial Statements.
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

At June 30, 2008, the allowance for credit losses was $59.16 million as compared to $58.74 million at December 31, 2007. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.01% at both June 30, 2008 and December 31, 2007. The ratio of the allowance for credit losses to nonperforming loans was 119.83% and 207.39% at June 30, 2008 and December 31, 2007, respectively.
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
United’s formal company-wide process at June 30, 2008 produced increased allocations in all of the four loan categories. The components of the allowance allocated to commercial loans increased by $3.30 million due to the impact of an increase in historical loss rates, increased outstandings in the watch loan pool, an increase in qualitative factors for business and economic conditions and higher specific allocations on impaired loans. The real estate loan pool allocations increased $1.02 million also as a result of increases in historical loss rates. The real estate construction loan pool allocations rose during the quarter by $1.69 million primarily due to a new allocation of approximately $1.4 million to recognize increased risk inherent in the present real estate market environment as well as higher specific allocations on impaired loans. The components of the allowance allocated to consumer loans increased by $104 thousand due to increases in historical loss rates. The methodology for calculation of the unfunded commitments liability was changed to be more consistent with the historical utilization of unfunded commitments and this resulted in a decrease of $6.16 million to $2.13 million.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $5.12 million at June 30, 2008 and $3.61 million at December 31, 2007. Compared to the prior year-end, this element of the allowance increased by $1.51 million due to the combination of increased commercial and real estate construction and development loan pool allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at June 30, 2008 by $459 thousand to $1.57 million. This represents 2.65% of the bank’s total allowance for credit loss and in as much as this variance approximates a predetermined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $59.16 million at June 30, 2008 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 5 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
Noninterest income was $37.79 million for the first six months of 2008, up $6.35 million or 20.20% when compared to the first six months of 2007. For the second quarter of 2008, noninterest income was $19.18 million, an increase of $2.66 million or 16.08% from the second quarter of 2007.
The rise in noninterest income in the first six months of 2008 from the same period in 2007 was due in large part to an increase of $4.04 million or 26.84% in fees from deposit services mainly as a result of United’s High Performance Checking program and the Premier acquisition. For the second quarter of 2008, fees from deposit services increased $2.13 million or 27.11% as compared to the same period in 2007. In particular, insufficient funds (NSF) fees increased $2.80 million and $1.47 million during the first six months and second quarter of 2008, respectively, and check card fees increased $838 thousand and $434 thousand, respectively. In addition, account analysis fees increased $331 thousand and $217 thousand, respectively, for the first six months and second quarter of 2008 as compared to the same periods in 2007.
Revenue from trust and brokerage services for the first half of 2008 grew $1.18 million or 16.19% from the first half of 2007. For the second quarter of 2008, revenue from trust and brokerage services grew $790 thousand or 20.99% from the prior year’s second quarter. The increase in trust and brokerage services is the result of increased volume. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Income from bank-owned life insurance decreased $465 thousand or 16.69% and $315 thousand or 23.74% for the first half and second quarter of 2008, respectively, as compared to last year’s income during the same periods due to a decrease in the cash surrender value.
Mortgage banking income decreased $74 thousand or 22.91% and $6 thousand or 3.70% for the first half and second quarter of 2008 from the same periods in 2007 due to fewer sales. Mortgage loan sales were $3.95 million in the first half of 2008 as compared to $22.72 million in the first half of 2007. Mortgage loan sales were $2.19 million in the second quarter of 2008 as compared to $12.23 million in the second quarter of 2007.
Gains on investment securities transactions for the first half of 2008 increased $587 thousand from the first half of 2007. The increase is due mainly to a $917 thousand gain related to Visa’s initial public offering and the subsequent partial redemption during the first quarter of 2008 of Visa shares held by United. A net loss of $46 thousand on securities transactions was incurred for the second quarter of 2008 as compared to a net gain of $165 thousand for the second quarter of 2007. Included in noninterest income for the first half and second quarter of 2007 was a before-tax gain of $787 thousand on two interest rate swap terminations.
Other income increased $985 thousand and $522 thousand for the first half and second quarter of 2008, respectively. This increase in other income is due mainly to an increase of $1.35 million and $755 thousand for the first half and second quarter of 2008, respectively, from derivatives not in a hedging relationship. A corresponding amount of expense is included in other expense in the income statement. Income from the outsourcing of official checks processing for the first half and second quarter of 2008 decreased $286 thousand and $164 thousand, respectively, over the same periods last year.
On a linked-quarter basis, noninterest income for the second quarter of 2008 increased $573 thousand from the first quarter of 2008. Included in the results for the first quarter of 2008 was the previously mentioned $917 thousand gain related to the partial redemption of Visa shares. Excluding the results of securities transactions (which includes the partial redemption of the Visa shares), noninterest income would have increased $1.57 million or 8.92% on a linked-quarter basis. This increase primarily resulted from an increase in fees from deposit services of $919 thousand or 10.12% due mainly to the High Performance Checking program and an increase of $614 thousand or 15.59% in revenue from trust and brokerage services due to more volume.

Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2008, noninterest expenses increased $18.84 million or 29.45% from the first six months of 2007. Noninterest expenses increased $8.98 million or 27.64% for the second quarter of 2008 compared to the same period in 2007. Noninterest expense for the first half and second quarter of 2007 included a before-tax penalty of $786 thousand to prepay approximately $28.9 million of a $100 million long-term convertible FHLB advance.
Salaries and benefits expense for the first half and second quarter of 2008 increased $8.32 million or 28.07% and $4.15 million or 28.03%, respectively, from the same time periods last year. The increase in salaries and benefits expense was due mainly to the additional employees from the Premier merger. Of this total increase, salaries and employee incentives increased $7.08 million and $3.68 million for the first half and second quarter of 2008, respectively, while benefits expense increased $1.18 million and $555 thousand. Specifically within benefits expense were increases in health insurance costs of $608 thousand and $290 thousand and in employment taxes of $463 thousand and $225 thousand for the first half and second quarter of 2008, respectively. Also included in salaries and benefits expense for the first six months and second quarter of 2008 was expense for stock options of $277 thousand and $141 thousand, respectively. No expense for stock options was incurred in the first half of 2007.
Net occupancy expense for the first six months of 2008 increased $1.70 million or 25.89% and $860 thousand or 27.62% from the first six months and second quarter of 2007, respectively. The increase was due mainly to additional building depreciation, building rental expense, and building maintenance from the branches added in the Premier merger. Equipment expense including other real estate owned (OREO), increased $1.47 million or 52.49% and $1.13 million or 83.35% during the same time periods due mainly to an increase in losses due to a deterioration in property values associated with OREO. In addition, depreciation and maintenance expenses on equipment increased primarily as a result of the Premier acquisition.
Data processing expense increased $1.25 million or 31.55% and $165 thousand or 7.39% for the first half and second quarter of 2008, respectively, as compared to the first half and second quarter of 2007. The increase was primarily due to additional outsourcing of processing functions and a change in processing procedures in addition to the Premier merger. The outsourcing of functions was partially offset by a reduction in personnel expense while the change in processing procedures is expected to result in future cost savings as United meets the requirements of Check 21.
Other expenses increased $6.48 million or 36.38% and $3.22 million and 35.77% for the first six months and second quarter of 2008, respectively, as compared to the first half and second quarter of 2007. Several general operating expenses such as postage, telephone, ATM processing, office supplies, advertising, armored car and business franchise taxes increased as a result of the additional branches from the Premier merger. None of the increases were individually significant. Amortization of core deposit intangibles for the first half and second quarter of 2008 increased $1.17 million and $557 thousand, respectively, from the first half and second quarter of 2007 as a result of the Premier merger.

On a linked-quarter basis, noninterest expense for the second quarter of 2008 was relatively flat from the first quarter of 2008, increasing $119 thousand or less than 1%. Salaries and employee benefits expense was flat, decreasing $87 thousand or less than 1%. Equipment expense increased $694 thousand or 38.68% due to increased OREO losses as a result of a decline in property values. Net occupancy expense declined $323 thousand or 7.52% and data processing expense decreased $406 thousand or 14.48%.
Income Taxes
For the first six months of 2008 and 2007, income taxes were $23.09 million and $22.81 million, respectively. For the second quarter of 2008, income taxes were $11.36 million as compared to $11.49 million for the second quarter of 2007. United’s effective tax rates for the first six months of 2008 and 2007 were 31.23% and 31.80%, respectively. For the quarters ended June 30, 2008 and 2007, United’s effective tax rates were 31.12% and 31.91%, respectively.
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
On January 1, 2007, United adopted the provisions of FIN 48. As of June 30, 2008, United recorded a liability for uncertain tax positions, including interest and penalties, of $8.28 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
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
For the six months ended June 30, 2008, cash of $50.03 million was provided by operating activities. Net cash of $75.22 million was used in investing activities which was primarily due to loan growth of $51.68 million and net purchases of investment securities of $22.48 million. During the first six months of 2008, net cash of $21.79 million was provided by financing activities due primarily to net advances of $139.84 million in long-term FHLB borrowings and growth of $123.62 million in deposits. Uses of cash for financing activities included the repayment of $207.00 million in short-term borrowings, the payment of $25.08 million for cash dividends and the redemption of a trust preferred issuance in the amount of $10.31 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $3.40 million for the first half of 2008.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 10.96% at June 30, 2008 and 10.76% at December 31, 2007, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 9.92% and 8.43%, respectively, at June 30, 2008, are also well above regulatory minimum requirements.
Total shareholders’ equity was $772.86 million, an increase of $11.67 million or 1.53% from December 31, 2007. United’s equity to assets ratio was 9.60% at June 30, 2008 as compared to 9.52% at December 31, 2007. The primary capital ratio, capital and reserves to total assets and reserves, was 10.26% at June 30, 2008 as compared to 10.18% at December 31, 2007. United’s average equity to average asset ratio was 9.82% and 9.85% for the quarters ended June 30, 2008 and 2007, respectively. For the first six months of 2008 and 2007, the average equity to average assets ratio was 9.80% and 9.81%, respectively. All of these financial measurements reflect a financially sound position.
During the second quarter of 2008, United’s Board of Directors declared a cash dividend of $0.29 per share. Cash dividends were $0.58 per common share for the first six months of 2008. Total cash dividends declared were approximately $12.55 million for the second quarter of 2008 and $25.09 million for the first six months of 2008, an increase of 10.38% and 9.95% over comparable periods of 2007. The year 2008 is expected to be the thirty-fifth consecutive year of dividend increases to United shareholders.

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
The following table shows United’s estimated earnings sensitivity profile as of June 30, 2008 and December 31, 2007:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	June 30, 2008	December 31, 2007
+200	3.12%	2.37%
+100	1.48%	1.71%
-100	-1.00%	-0.60%
-200	-7.81%	-3.33%
At June 30, 2008, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.48% over one year as compared to an increase of 1.71% at December 31, 2007. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.12% over one year as of June 30, 2008, as compared to an increase of 2.37% as of December 31, 2007. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.00% over one year as of June 30, 2008, as compared to a decrease of 0.60% as of December 31, 2007. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 7.81% over one year as compared to a decrease of 3.33% over one year as of December 31, 2007.
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. At June 30, 2008 and December 31, 2007, the fair values of the subordinated interest and the cost of the available for sale securities was zero.
At June 30, 2008, the principal balances of the residential mortgage loans held in the securitization trust were approximately $6.5 million. Principal amounts owed to third party investors and to United in the securitization were approximately $2.5 million and $4.0 million, respectively, at June 30, 2008. The weighted average term to maturity of the underlying mortgages approximated 9.1 years as of June 30, 2008. During the three and six months ended June 30, 2008, United received cash of $446 thousand and $1.09 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	June 30,	December 31,
	2008	2007
Total principal amount of loans	$6,539	$7,393
Principal amount of loans
60 days or more past due	172	86

Year-to-date average balances	7,014	8,817

Year-to-date net credit (recoveries) losses	(201)	(66)
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
At June 30, 2008, United’s mortgage related securities portfolio had an amortized cost of $897 million, of which approximately $703 million or 78% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 2.4 years and a weighted average yield of 4.87%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.5%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 19%.
United had approximately $86 million in 15-year mortgage backed securities with a projected yield of 4.72% and a projected average life of 4.2 years as of June 30, 2008. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of over 3 years and a weighted average maturity (WAM) of 11.4 years.
United had approximately $34 million in 20-year mortgage backed securities with a projected yield of 4.78% and a projected average life of 5.3 years on June 30, 2008. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 4.4 years and a weighted average maturity (WAM) of 15.2 years.
United had approximately $15 million in 30-year mortgage backed securities with a projected yield of 6.49% and a projected average life of 5.0 years on June 30, 2008. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of over 8.5 years and a weighted average maturity (WAM) of 19.5 years.
The remaining 6% of the mortgage related securities portfolio at June 30, 2008, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2008, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2008 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2007 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended, December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the first six months of 2008 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2008:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)

4/01 – 4/30/2008	34	$27.18	—	322,200
5/01 – 5/31/2008	414	$26.36	—	322,200
6/01 – 6/30/2008	31	$30.42	—	322,200

Total	479	$26.68	—

(1)
Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended June 30, 2008, the following shares were exchanged by participants in United’s stock option plans: May 2008 – 381 shares at an average price of $26.23.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended June 30, 2008, the following shares were purchased for the deferred compensation plan: April 2008 – 34 shares at an average price of $27.18; May 2008 – 33 shares at an average price of $27.83; and June 2008 – 31 shares at an average price of $30.42.

(3)
In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on Monday, May 19, 2008.

(b)
Not applicable as to election of directors because: i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.

(c)
Two proposals were voted upon at the annual meeting, which included: (1) the election of thirteen (13) persons to serve as directors of United for a one-year term expiring at the 2009 Annual Meeting; and (2) the ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent registered public accountants for the fiscal year ending December 31, 2008. The results of the proposals appear on the following page.

(d)	None.

          Proposal 1. Election of Directors:

	Votes For	Votes Withheld
Richard M. Adams	35,093,656	1,253,845
Robert G. Astorg	35,088,855	1,258,646
W. Gaston Caperton, III	35,057,281	1,290,220
Lawrence K. Doll	35,062,740	1,284,761
Theodore J. Georgelas	28,962,021	7,385,480
F. T. Graff, Jr.	34,923,694	1,423,807
John M. McMahon	35,205,447	1,142,054
J. Paul McNamara	35,080,811	1,266,690
G. Ogden Nutting	35,762,301	585,200
William C. Pitt, III	35,115,753	1,231,748
Donald L. Unger	35,040,855	1,306,646
Mary K. Weddle	35,232,684	1,114,817
P. Clinton Winter, Jr.	35,164,368	1,183,133
          Proposal 2. Ratification of the selection of Ernst & Young LLP as independent registered public accountants:

For	Against	Abstain
35,962,278	257,850	127,371
Item 5. OTHER INFORMATION
(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibits to the 1989 Form 10-K of United Bankshares, Inc., File No. 0-13322)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibits to the 1990 Form 10-K of United Bankshares, Inc., File No. 0-13322)

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC. (Registrant)

Date: August 7, 2008	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: August 7, 2008	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer, Secretary and Chief Financial Officer