Form 10-Q
period 2008-09-30
UNITED BANKSHARES INC/WV
filed 2008-11-05
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2008
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
Class — Common Stock, $2.50 Par Value; 43,337,472 shares outstanding as of October 31, 2008.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2008 and December 31, 2007, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2008, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	September 30	December 31
	2008	2007
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$195,212	$202,586
Interest-bearing deposits with other banks	14,671	10,559
Federal funds sold	14,595	17,506

Total cash and cash equivalents	224,478	230,651
Securities available for sale at estimated fair value (amortized cost-$1,207,207 at September 30, 2008 and $1,163,014 at December 31, 2007)	1,169,998	1,156,561
Securities held to maturity (estimated fair value-$110,873 at September 30, 2008 and $158,165 at December 31, 2007)	127,123	157,228
Other investment securities	80,556	80,975
Loans held for sale	718	1,270
Loans	5,918,262	5,800,561
Less: Unearned income	(6,644)	(7,077)

Loans net of unearned income	5,911,618	5,793,484
Less: Allowance for loan losses	(57,556)	(50,456)

Net loans	5,854,062	5,743,028
Bank premises and equipment	59,483	61,680
Goodwill	312,371	312,111
Accrued interest receivable	34,560	38,238
Other assets	232,204	212,997

TOTAL ASSETS	$8,095,553	$7,994,739

Liabilities
Deposits:
Noninterest-bearing	$922,484	$913,427
Interest-bearing	4,581,987	4,436,323

Total deposits	5,504,471	5,349,750
Borrowings:
Federal funds purchased	99,920	97,074
Securities sold under agreements to repurchase	572,007	499,989
Federal Home Loan Bank borrowings	887,616	1,012,272
Other short-term borrowings	2,300	5,000
Other long-term borrowings	185,254	195,890
Allowance for lending-related commitments	1,832	8,288
Accrued expenses and other liabilities	69,044	65,277

TOTAL LIABILITIES	7,322,444	7,233,540
Shareholders’ Equity
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at September 30, 2008 and December 31, 2007, including 1,036,905 and 1,086,106 shares in treasury at September 30, 2008 and December 31, 2007, respectively	110,802	110,802
Surplus	97,746	98,405
Retained earnings	633,222	602,185
Accumulated other comprehensive loss	(32,721)	(12,480)
Treasury stock, at cost	(35,940)	(37,713)

TOTAL SHAREHOLDERS’ EQUITY	773,109	761,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,095,553	$7,994,739

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest income
Interest and fees on loans	$88,822	$99,240	$272,088	$267,111
Interest on federal funds sold and other short-term investments	140	876	632	1,980
Interest and dividends on securities:
Taxable	15,104	13,832	45,125	40,446
Tax-exempt	2,694	3,361	8,880	10,096

Total interest income	106,760	117,309	326,725	319,633

Interest expense
Interest on deposits	29,538	40,176	94,850	107,574
Interest on short-term borrowings	3,214	8,220	13,794	22,846
Interest on long-term borrowings	9,871	9,801	28,514	24,619

Total interest expense	42,623	58,197	137,158	155,039

Net interest income	64,137	59,112	189,567	164,594
Provision for credit losses	6,497	1,550	12,948	2,750

Net interest income after provision for credit losses	57,640	57,562	176,619	161,844

Other income
Fees from trust and brokerage services	4,522	3,788	13,014	11,097
Fees from deposit services	10,251	9,087	29,336	24,134
Bankcard fees and merchant discounts	1,543	1,716	4,835	4,522
Other service charges, commissions, and fees	450	569	1,527	1,247
Income from bank-owned life insurance	1,622	1,179	3,943	3,965
Income from mortgage banking	93	124	342	447
Security (losses) gains	(9,167)	172	(8,258)	494
Gain on termination of interest rate swaps associated with prepayment of FHLB advances	—	—	—	787
Other income	1,016	691	3,384	2,074

Total other income	10,330	17,326	48,123	48,767

Other expense
Salaries and employee benefits	18,766	17,559	56,735	47,207
Net occupancy expense	4,163	3,823	12,434	10,393
Equipment expense	1,790	2,059	6,072	4,867
Data processing expense	2,461	2,448	7,661	6,401
Bankcard processing expense	1,282	1,445	4,100	3,857
Prepayment penalty on FHLB advance	—	—	—	786
Other expense	13,176	11,688	37,471	29,502

Total other expense	41,638	39,022	124,473	103,013

Income before income taxes	26,332	35,866	100,269	107,598
Income taxes	6,740	10,063	29,834	32,876

Net income	$19,592	$25,803	$70,435	$74,722

Earnings per common share:
Basic	$0.45	$0.60	$1.63	$1.80

Diluted	$0.45	$0.60	$1.62	$1.79

Dividends per common share	$0.29	$0.28	$0.87	$0.84

Average outstanding shares:
Basic	43,276,962	42,731,909	43,262,926	41,458,388
Diluted	43,421,333	42,998,484	43,418,755	41,811,493
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

			Nine Months Ended September 30, 2008
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	44,320,832	$110,802	$98,405	$602,185	($12,480)	($37,713)	$761,199

Cumulative effect of adopting EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split- Dollar Life Insurance Arrangements”	—	—	—	(1,486)	—	—	(1,486)
Effect of changing pension plan measurement date pursuant to SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, net of tax	—	—	—	(270)	—	—	(270)
Comprehensive income:
Net income	—	—	—	70,435	—	—	70,435
Other comprehensive income, net of tax:
Unrealized loss on securities of $25,327 net of reclassification adjustment for losses included in net income of $5,368	—	—	—	—	(19,959)	—	(19,959)
Unrealized loss on cash flow hedge, net of tax of $1,018	—	—	—	—	(1,890)	—	(1,890)
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	138	—	138
Pension plan’s amortization of transition asset, prior service cost, and actuarial loss, net of tax of $6	—	—	—	—	8	—	8
Change in pension asset, net of tax of $788	—	—	—	—	1,462	—	1,462

Total comprehensive income							50,194
Stock based compensation expense	—	—	410	—	—	—	410
Purchase of treasury stock (8,514 shares)	—	—	—	—	—	(208)	(208)
Distribution of treasury stock for deferred compensation plan (5,938 shares)	—	—	—	—	—	183	183
Cash dividends ($0.87 per share)	—	—	—	(37,642)	—	—	(37,642)
Common stock options exercised (51,777 shares)	—	—	(1,069)	—	—	1,798	729

Balance at September 30, 2008	44,320,832	$110,802	$97,746	$633,222	($32,721)	($35,940)	$773,109

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30
(Dollars in thousands)	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$84,222	$67,820

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	21,286	56,287
Proceeds from sales of securities held to maturity	—	475
Purchases of securities held to maturity	—	(445)
Proceeds from sales of securities available for sale	1,230	9,587
Proceeds from maturities and calls of securities available for sale	466,361	493,245
Purchases of securities available for sale	(511,805)	(558,412)
Net purchases of bank premises and equipment	(1,460)	(2,107)
Net cash of acquired subsidiary	—	(35,778)
Net change in other investment securities	1,279	(8,978)
Net change in loans	(122,947)	(32,141)

NET CASH USED IN INVESTING ACTIVITIES	(146,056)	(78,267)

FINANCING ACTIVITIES
Cash dividends paid	(37,628)	(34,335)
Excess tax benefits from stock-based compensation arrangements	322	796
Acquisition of treasury stock	(198)	(24,885)
Net proceeds from issuance of trust preferred securities	—	82,475
Proceeds from exercise of stock options	670	2,416
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	225,000	333,900
Repayment of long-term Federal Home Loan Bank borrowings	(60,656)	(234,127)
Redemption of debt related to trust preferred securities	(10,310)	—
Distribution of treasury stock for deferred compensation plan	183	59
Changes in:
Deposits	155,114	(198,834)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(216,836)	28,430

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,661	(44,105)

Decrease in cash and cash equivalents	(6,173)	(54,552)

Cash and cash equivalents at beginning of year	230,651	259,013

Cash and cash equivalents at end of period	$224,478	$204,461

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2008 and 2007 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in United’s 2007 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2007 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
The purchase price was allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of approximately $148 million and $11 million, respectively.
As a result of the merger, United assumed approximately $2.5 million of liabilities to provide severance benefits to terminated employees of Premier. A balance of $811 thousand remains as of September 30, 2008 for the assumed liabilities to provide severance benefits to terminated employees of Premier.
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

3. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized below:

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42,583	$98	$1	$42,680
State and political subdivisions	113,990	1,004	2,038	112,956
Mortgage-backed securities	890,523	4,085	12,757	881,851
Marketable equity securities	6,691	—	898	5,793
Corporate securities	153,420	—	26,702	126,718

Total	$1,207,207	$5,187	$42,396	$1,169,998

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42,689	$188	$8	$42,869
State and political subdivisions	117,713	2,349	53	120,009
Mortgage-backed securities	846,037	4,173	4,105	846,105
Marketable equity securities	6,752	85	521	6,316
Corporate securities	149,823	2,572	11,133	141,262

Total	$1,163,014	$9,367	$15,820	$1,156,561

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2008 and December 31, 2007:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
September 30, 2008
Treasuries and agencies	$9,998	$1	—	—
State and political	56,784	2,038	—	—
Mortgage-backed	478,677	11,871	$25,094	$886
Marketable equity securities	1,365	492	653	406
Corporate securities	72,872	12,114	53,846	14,588

Total	$619,696	$26,516	$79,593	$15,880

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2007
Treasuries and agencies	—	—	$2,989	$8
State and political	$1,815	$5	9,776	48
Mortgage-backed	58,244	594	407,397	3,511
Marketable equity securities	1,338	422	101	99
Corporate securities	85,849	10,132	14,504	1,001

Total	$147,246	$11,153	$434,767	$4,667

Gross unrealized losses on available for sale securities were $42,396 at September 30, 2008. Securities in a continuous unrealized loss position for twelve months or more at September 30, 2008 consisted primarily of corporate securities. These corporate securities were mainly investment grade single issuer or pooled trust preferred securities of financial institutions. The Company had no exposure to real estate investment trusts (REITS) in its investment portfolio. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FHMLC, FNMA, GNMA, and various other private label issuers. During the third quarter of 2008, United recognized a noncash before-tax other-than-temporary impairment charge of $9.00 million on a corporate debt holding. Management does not believe any other individual security with an unrealized loss as of September 30, 2008 is other than temporarily impaired. United believes the decline in value is attributable to tight market liquidity, distressed sales, and changes in market interest rates, not the credit quality of the issuers. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
At September 30, 2008, United’s mortgage related available for sale securities portfolio had an amortized cost of $890,523. Approximately $676 million, or 76% of these securities were Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs). The remainder of the portfolio consisted of approximately $209 million in whole-loan CMOs and approximately $6 million in Government National Mortgage Association (GNMA) securities.
The whole-loan CMO portfolio consisted entirely of senior class certificates, with approximately 74% of the loans originated prior to 2006. The securities collateralized by Alt-A loans totaled approximately $23 million at September 30, 2008, 90% of which represented the super-senior tranches. United did not invest in sub-prime whole loan securities.
The amortized cost and estimated fair value of securities available for sale at September 30, 2008 and December 31, 2007 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$41,534	$41,558	$40,627	$40,668
Due after one year through five years	64,402	64,822	82,214	82,315
Due after five years through ten years	200,805	199,701	195,981	196,808
Due after ten years	893,775	858,124	837,440	830,454
Marketable equity securities	6,691	5,793	6,752	6,316

Total	$1,207,207	$1,169,998	$1,163,014	$1,156,561

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,485	$1,415	—	$12,900
State and political subdivisions	40,163	504	$396	40,271
Mortgage-backed securities	139	7	—	146
Corporate securities	75,336	12	17,792	57,556

Total	$127,123	$1,938	$18,188	$110,873

		December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,572	$1,316	—	$12,888
State and political subdivisions	59,466	1,043	$4	60,505
Mortgage-backed securities	165	10	—	175
Corporate securities	86,025	564	1,992	84,597

Total	$157,228	$2,933	$1,996	$158,165

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2008 and December 31, 2007 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$17,052	$14,572	$8,624	$8,652
Due after one year through five years	12,068	11,834	35,964	36,623
Due after five years through ten years	19,422	20,189	26,568	27,495
Due after ten years	78,581	64,278	86,072	85,395

Total	$127,123	$110,873	$157,228	$158,165

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,149,057 and $1,002,234 at September 30, 2008 and December 31, 2007, respectively.
4. LOANS
Major classifications of loans are as follows:

	September 30,	December 31,
	2008	2007
Commercial, financial and agricultural	$1,189,387	$1,210,049
Real estate:
Single-family residential	1,896,962	1,882,498
Commercial	1,644,143	1,507,541
Construction	605,176	601,323
Other	246,173	239,907
Installment	336,421	359,243

Total gross loans	$5,918,262	$5,800,561

The table above does not include loans held for sale of $718 and $1,270 at September 30, 2008 and December 31, 2007, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $133,870 and $126,432 at September 30, 2008 and December 31, 2007, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $1,832 and $8,288 at September 30, 2008 and December 31, 2007, respectively, is separately classified as a liability on the balance sheet. The methodology for calculation of the unfunded commitments liability was changed to be more consistent with the historical utilization of unfunded commitments which resulted in a decrease of

$6,456 from year-end 2007. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Balance at beginning of period	$59,161	$51,220	$58,744	$52,371
Allowance of purchased subsidiaries	—	7,648	—	7,648
Provision for credit losses	6,497	1,550	12,948	2,750

	65,658	60,418	71,692	62,769
Loans charged-off	(6,529)	(2,104)	(13,046)	(4,952)
Less: Recoveries	259	303	742	800

Net Charge-offs	(6,270)	(1,801)	(12,304)	(4,152)

Balance at end of period	$59,388	$58,617	$59,388	$58,617

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
Nonperforming assets are summarized as follows:

	September 30,	December 31,
	2008	2007
Nonaccrual loans	$36,065	$14,115
Loans past due 90 days or more and still accruing interest	12,963	14,210

Total nonperforming loans	49,028	28,325

Other real estate owned	13,340	6,365

Total nonperforming assets	$62,368	$34,690

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of the change in nonperforming assets since year-end 2007.
Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is not probable. At September 30, 2008, the recorded investment in loans that were considered to be impaired was $61,156 (of which $36,065 were on a nonaccrual basis). Included in this amount is $27,587 of impaired loans for which the related allowance for credit losses is $4,960 and $33,569 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2007, the recorded investment in loans that were considered to be impaired was $30,952 (of which $14,115 were on a nonaccrual basis). Included in this amount were $24,097 of impaired loans for which the related allowance for credit losses was $3,615, and $6,855 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 2008 and for the year ended December 31, 2007 was approximately $47,332 and $28,908, respectively.
United recognized interest income on impaired loans of approximately $609 and $1,351 for the quarter and nine months ended September 30, 2008, respectively, and $481 and $1,151 for the quarter and nine months ended September 30, 2007, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans and nonaccrual loans was $1,167 and $2,798 for the quarter and nine months ended September 30, 2008, respectively, and $496 and $1,464 for the quarter and nine months ended September 30, 2007, respectively.

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(22,864)	$8,131

Goodwill not subject to amortization			$312,371

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(20,117)	$10,878

Goodwill not subject to amortization			$312,111

United incurred amortization expense of $789 and $2,747 for the quarter and nine months ended September 30, 2008, respectively, and $1,000 and $1,790 for the quarter and nine months ended September 30, 2007, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2008	$3,494
2009	2,561
2010	1,884
2011	1,362
2012 and thereafter	1,577
8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $300,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2008, federal funds purchased were $99,920 while securities sold under agreements to repurchase were $572,007.
United has available funds of $70,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At September 30, 2008, United had no outstanding balance under these lines of credit.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2008, United Bank (VA) had an outstanding balance of $2,300 and had additional funding available of $2,700.
9. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2008, United had an unused borrowing amount of $1,197,682 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2008, $887,616 of FHLB advances with a weighted-average interest rate of 3.26% is scheduled to mature within the next eleven years.
The scheduled maturities of borrowings are as follows:

Year	Amount
2008	$145,000
2009	155,000
2010	384,685
2011	60,000
2012 and thereafter	142,931

Total	$887,616

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2008 and December 31, 2007, the outstanding balances of the Debentures were $185,254 and $195,890 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,963,781 and $1,945,818 of loan commitments outstanding as of September 30, 2008 and December 31, 2007, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $3,148 and $1,580 as of September 30, 2008 and December 31, 2007, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $131,903 and $144,314 as of September 30, 2008 and December 31, 2007, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and that the fair value of these letters of credit is immaterial.
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
Under the provisions of SFAS No. 133, United has both fair value hedges and cash flow hedges as of September 30, 2008. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The tables on the following page set forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2008.

Derivative Classifications and Hedging Relationships
September 30, 2008

	Notional	Derivative
	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:
Hedging Commercial Loans	$14,500	—	$729

Total Derivatives Designated as Fair Value Hedges:	$14,500	—	$729

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$234,685	—	$2,251

Total Derivatives Designated as Cash Flow Hedges:	$234,685	—	$2,251

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$249,185	—	$2,980

Derivative Instruments
September 30, 2008

		Average
	Notional	Receive	Average	Estimated
	Amount	Rate	Pay Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,500	—	6.27%	$(729)

Total Derivatives Used in Fair Value Hedges	$14,500			$(729)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$234,685	—	3.79%	$(2,251)

Total Derivatives Used in Cash Flow Hedges	$234,685			$(2,251)

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$249,185			$(2,980)

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

A summary of derivative financial instruments not in hedge relationships by type of activity is as follows:

	Other Derivative Instruments
	September 30, 2008
	Net Derivative	Net Gains
	Asset (Liability)	(Losses)
Other Derivative Instruments:
Interest Rate Risk Management	$(1,270)	$(1,270)
Customer Risk Management	1,270	1,270

Total Other Derivative Instruments	$—	$—

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
In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.
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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Any securities available for sale not valued based upon the methods above are considered Level 3.
Derivatives: United utilizes interest rate swaps in order to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. United utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions. Values obtained from third party vendors are not adjusted by management.
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$1,169,998	$8,329	$1,045,150	$116,519
Derivative financial assets	1,270	—	1,270	—

Liabilities
Derivative financial liabilities	4,250	—	4,250	—

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2008 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

Available-for-
sale
securities
Beginning Balance at January 1, 2008	$5,000

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(1,068)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	112,587

Ending Balance at September 30, 2008	$116,519

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—
At September 30, 2008, United changed its valuation technique for pooled trust preferred holdings available-for-sale. Previously, United relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions at September 30, 2008, United felt that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Therefore, United estimated fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. The change in the valuation technique for these trust preferred securities resulted in a transfer of $112,587 into Level 3 financial assets.
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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated

Statements of Income.
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
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at September 30, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	YTD
Description	2008	(Level 1)	(Level 2)	(Level 3)	Losses
Assets
Impaired Loans	$27,587	—	$3,843	$23,744	$863
13. STOCK BASED COMPENSATION
On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of September 30, 2008, 254,550 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $410 thousand for the first nine months of 2008 which was included in salaries and employee benefits expense in the Consolidated Statement of Income. A

Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
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
A summary of option activity under the Plans as of September 30, 2008, and the changes during the first nine months of 2008 are presented below:

	Nine Months Ended September 30, 2008
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2008	1,921,457			$27.38
Granted	10,000			28.23
Exercised	51,777			13.12
Forfeited or expired	26,873			28.60

Outstanding at September 30, 2008	1,852,807	$14,398	4.9	$27.77

Exercisable at September 30, 2008	1,613,257	$12,666	4.3	$27.77

The following table summarizes the status of United’s nonvested awards during the first nine months of 2008:

		Weighted-Average
		Grant Date Fair
	Shares	Value Per Share
Nonvested at January 1, 2008	244,550	$7.06
Granted	10,000	7.25
Vested	—	—
Forfeited or expired	15,000	7.19

Nonvested at September 30, 2008	239,550	$7.06

In addition to the stock options detailed above, United has outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carry no exercise cost, contain no expiration date, and are eligible for dividends. Other than additional options granted through reinvestment of dividends received, United does not issue additional options under this deferred compensation plan. Options outstanding at September 30, 2008 were 20,378. Options granted through the reinvestment of dividends during the first nine months of 2008 were 661. No options were exercised during the first nine months of 2008. United records compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to the associated liability.
Cash received from options exercised under the Plans for the nine months ended September 30, 2008 and 2007 was $670 thousand and $2.42 million, respectively. During the nine months ended September 30, 2008 and 2007, 51,777 and 183,831 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the nine months ended September 30, 2008 and 2007. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2008 and 2007 was $681 thousand and $2.74 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $322 thousand and $796 thousand from excess tax benefits related to share-based compensation for the nine months ended September 30, 2008 and 2007, respectively.
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
Net periodic pension cost for the three and nine months ended September 30, 2008 and 2007 included the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007
Service cost	$544	$543	$1,621	$1,611
Interest cost	936	876	2,786	2,599
Expected return on plan assets	(1,933)	(1,818)	(5,758)	(5,395)
Amortization of transition asset	(44)	(44)	(131)	(131)
Recognized net actuarial loss	48	150	144	444
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$(448)	$(292)	$(1,337)	$(871)

Weighted-Average Assumptions:
Discount rate	6.25%	6.00%	6.25%	6.00%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%

15. INCOME TAXES
In accordance with FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2008, United has provided a liability for $7.29 million of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2004 through 2006. As of September 30, 2008, the total amount of accrued interest related to uncertain tax positions was $727 thousand. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007
Net Income	$19,592	$25,803	$70,435	$74,722
Securities available for sale:
Net change in unrealized losses on available for sale securities arising during the period	(18,167)	7,412	(38,965)	3,217
Related income tax effect	6,359	(2,594)	13,638	(1,126)
Net reclassification adjustment for losses (gains) included in net income	9,167	(172)	8,258	(494)
Related income tax (benefit) expense	(3,208)	60	(2,890)	173

Net effect on other comprehensive (loss) income	(5,849)	4,706	(19,959)	1,770

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from the available for sale to the held to maturity investment portfolio	—	29	—	1,197
Related income tax benefit	—	(10)	—	(419)
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to call or maturity	70	70	212	312
Related income tax expense	(24)	(24)	(74)	(109)

Net effect on other comprehensive income	46	65	138	981

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	(1,270)	(4,018)	(2,908)	(4,572)
Related income tax expense	445	1,406	1,018	1,600
Termination of cash flow hedge	—	—	—	2,952
Related income tax expense	—	—	—	(1,033)

Net effect on other comprehensive (loss) income	(825)	(2,612)	(1,890)	(1,053)

FASB 158 pension plan:
Change in pension asset	—	—	2,250	—
Related income tax expense	—	—	(788)	—
Amortization of transition asset	(44)	(44)	(131)	(131)
Related income tax expense	17	16	52	52
Amortization of prior service cost	1	1	1	1
Related income tax benefit	—	—	—	—
Recognized net actuarial loss	48	150	144	444
Related income tax benefit	(20)	(60)	(58)	(177)

Net effect on other comprehensive (loss) income	2	63	1,470	189

Total change in other comprehensive income	(6,626)	2,222	(20,241)	1,887

Total Comprehensive Income	$12,966	$28,025	$50,194	$76,609

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Basic
Net Income	$19,592	$25,803	$70,435	$74,722

Average common shares outstanding	43,276,962	42,731,909	43,262,926	41,458,388

Earnings per basic common share	$0.45	$0.60	$1.63	$1.80

Diluted
Net Income	$19,592	$25,803	$70,435	$74,722

Average common shares outstanding	43,276,962	42,731,909	43,262,926	41,458,388
Equivalents from stock options	144,371	266,575	155,829	353,105

Average diluted shares outstanding	43,421,333	42,998,484	43,418,755	41,811,493

Earnings per diluted common share	$0.45	$0.60	$1.62	$1.79
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
On July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. However, comparisons for the first nine months of 2008 to the first nine months of 2007 are impacted by increased levels of reported average balance sheet, income, and expense results due to the acquisition. At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. The transaction was accounted for under the purchase method of accounting.
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
USE OF FAIR VALUE MEASUREMENTS
On January 1, 2008, United adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs in the methodology for determining fair value are observable or unobservable. Observable inputs reflect market-based information obtained from independent sources (Level 1 or Level 2), while unobservable inputs reflect management’s estimate of market data (Level 3). For assets and liabilities that are actively traded and have quoted prices or observable market data, a minimal amount of subjectivity concerning fair value is needed. Prices and values obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. When quoted prices or observable market data are not available, management’s judgment is necessary to estimate fair value.
At September 30, 2008, approximately 14.81% of total assets, or $1.20 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 88.30% or $1.06 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 11.70% or $140.26 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities available-for-sale. At September 30, 2008, only $4.25 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12 for additional information regarding SFAS 157 and its impact on United’s financial statements.
RECENT DEVELOPMENTS
In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the following is a summary of recently enacted laws and regulations that could materially impact United’s financial condition or results of operations.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA also included a provision to increase the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000.
On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the U.S. Treasury will purchase stakes in a wide variety of U.S. banks and thrifts to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the TARP Capital Purchase Program), the Treasury will make $250 billion of capital available to qualifying U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.
Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

FINANCIAL CONDITION
United’s total assets as of September 30, 2008 were $8.10 billion, an increase of $100.81 million or 1.26% from year-end 2007. The increase was primarily the result of growth in portfolio loans of $118.13 million or 2.04% and an increase in other assets of $19.21 million or 9.02%. These increases were partially offset by decreases in cash and cash equivalents and investment securities of $6.17 million and $17.09 million, respectively. The increase in total assets is reflected in a corresponding increase in total liabilities of $88.90 million or 1.23% from year-end 2007. The increase in total liabilities was due mainly to growth in deposits of $154.72 million or 2.89% which more than offset a reduction of $63.13 million or 3.49% in borrowings. Shareholders’ equity increased $11.91 million or 1.56% from year-end 2007.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2008 decreased $6.17 million or 2.68% from year-end 2007. Of this total decrease, cash and due from banks and federal funds sold decreased $7.37 million or 3.64% and $2.91 million or 16.63%, respectively, while interest-bearing deposits with other banks increased $4.11 million. During the first nine months of 2008, net cash of $84.22 million and $55.66 million was provided by operating activities and financing activities, respectively. Net cash of $146.06 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2008 and 2007.
Securities
Total investment securities at September 30, 2008 decreased $17.09 million or 1.23% from year-end 2007. Securities available for sale increased $13.44 million or 1.16% due to $467.49 million in sales, maturities and calls of securities, $511.81 million in purchases, and a decrease of $30.76 million in market value. Securities held to maturity decreased $30.11 million or 19.15% from year-end 2007 due to calls and maturities of securities. Other investment securities were flat, decreasing $419 thousand or less than 1%. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale decreased $552 thousand or 43.46% as loan sales in the secondary market exceeded originations during the first nine months of 2008. Portfolio loans, net of unearned income increased $118.13 million or 2.04% from year-end 2007 due mainly to an increase in commercial real estate loans of $136.60 million or 9.06%. Other real estate loans increased $6.27 million or 2.61%. Construction loans and single-family residential real estate loans were relatively flat from year-end 2007, increasing $3.85 million and $14.46 million, respectively. Both increases were less than 1%. These increases were partially offset by decreases from year-end 2007 in installment loans of $22.82 million or 6.35% and commercial loans (not secured by real estate) of $20.66 million or 1.71%.

The following table summarizes the changes in the loan categories since year-end 2007:

	September 30	December 31
(Dollars in thousands)	2008	2007	$ Change	% Change
Loans held for sale	$718	$1,270	$(552)	(43.46%)

Commercial, financial, and agricultural	$1,189,387	$1,210,049	$(20,662)	(1.71%)
Real Estate:
Single family residential	1,896,962	1,882,498	14,464	0.77%
Commercial	1,644,143	1,507,541	136,602	9.06%
Construction	605,176	601,323	3,853	0.64%
Other	246,173	239,907	6,266	2.61%
Consumer	336,421	359,243	(22,822)	(6.35%)
Less: Unearned income	(6,644)	(7,077)	433	(6.12%)

Total Loans, net of unearned income	$5,911,618	$5,793,484	$118,134	2.04%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $19.21 million or 9.02% from year-end 2007 due mainly to increases of $11.07 million in deferred tax assets, $6.97 million in other real estate owned (OREO), $3.32 million in the funded status of United’s pension plan, and $3.94 million in the cash surrender value of bank-owned life insurance policies. Partially offsetting these increases from year-end 2007 were decreases in accounts receivable of $1.77 million, income taxes receivable of $1.38 million and core deposit intangibles of $2.75 million.
Deposits
Total deposits at September 30, 2008 increased $154.72 million or 2.89% since year-end 2007. In terms of composition, noninterest-bearing deposits were relatively flat, increasing $9.06 million or slightly less than 1% while interest-bearing deposits increased $145.66 million or 3.28% from December 31, 2007. The slight increase in noninterest-bearing deposits was due mainly to an increase in official checks of $25.84 million. Personal noninterest-bearing deposits decreased $10.44 million or 4.21% as customers shifted money into interest-bearing products.
The increase in interest-bearing deposits was due mainly to a growth in time deposits under $100,000 of $326.45 million or 20.96%. This increase in interest-bearing deposits was due likely to the volatility in the stock market. Time deposits over $100,000 decreased $51.79 million or 5.43%. Interest bearing money market accounts (MMDAs) decreased $127.41 million or 8.94%. Regular savings and interest-bearing checking account balances were relatively flat, decreasing $800 thousand and $788 thousand, respectively.

The following table summarizes the changes in the deposit categories since year-end 2007:

	September 30	December 31
(Dollars In thousands)	2008	2007	$ Change	% Change
Demand deposits	$400,439	$409,109	$(8,670)	(2.12%)
Interest-bearing checking	173,878	174,666	(788)	(0.45%)
Regular savings	323,928	324,728	(800)	(0.25%)
Money market accounts	1,820,305	1,929,985	(109,680)	(5.68%)
Time deposits under $100,000	1,883,926	1,557,478	326,448	20.96%
Time deposits over $100,000	901,995	953,784	(51,789)	(5.43%)

Total deposits	$5,504,471	$5,349,750	$154,721	2.89%

Borrowings
Total borrowings at September 30, 2008 decreased $63.13 million or 3.49% during the first nine months of 2008. Since year-end 2007, short-term borrowings decreased $216.84 million or 20.93% due to a $289 million reduction in overnight FHLB borrowings. Federal funds purchased increased $2.85 million or 2.93% while securities sold under agreements to repurchase increased $72.02 million or 14.40% since year-end 2007. Long-term borrowings increased $153.71 million or 19.85% due to an increase of $164.34 million or 28.42% in long-term FHLB advances.
The table below summarizes the change in the borrowing categories since year-end 2007:

	September 30	December 31
(Dollars In thousands)	2008	2007	$ Change	% Change
Federal funds purchased	$99,920	$97,074	$2,846	2.93%
Securities sold under agreements to repurchase	572,007	499,989	72,018	14.40%
Overnight FHLB advances	145,000	434,000	(289,000)	(66.59%)
TT&L note option	2,300	5,000	(2,700)	(54.00%)
Long-term FHLB advances	742,616	578,272	164,344	28.42%
Issuances of trust preferred capital securities	185,254	195,890	(10,636)	(5.43%)

Total borrowings	$1,747,097	$1,810,225	$(63,128)	(3.49%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2008 increased $3.77 million or 5.77% from year-end 2007 mainly as a result of an increase in income taxes payable of $3.41 million due to a timing difference in payments. In addition, derivative liabilities increased $3.47 million due to a change in value and a liability of $1.55 million was recorded for split dollar life insurance policies based on the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. Interest payable decreased $2.93 million due to a decline in borrowings and interest rates and other accrued expenses declined $1.43 million due to payments.

Shareholders’ Equity
Shareholders’ equity at September 30, 2008 increased $11.91 million or 1.56% from December 31, 2007 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $32.79 million for the first nine months of 2008.
Accumulated other comprehensive income decreased $20.24 million due mainly to a decline of $19.96 million, net of deferred taxes, in the fair value of United’s available for sale investment portfolio. The fair value of cash flow hedges decreased $1.89 million, net of deferred taxes.
RESULTS OF OPERATIONS
Overview
Net income for the first nine months of 2008 was $70.44 million or $1.62 per diluted share while net income for the third quarter of 2008 was $19.59 million or $0.45 per diluted share. These results included a noncash before-tax other-than-temporary impairment charge of $9.00 million on a corporate debt holding and a positive tax adjustment of $1.42 million due to the expiration of the statute of limitations for examinations of certain years.
Earnings for the first nine months of 2007 were $74.72 million or $1.79 per diluted share while earnings for the third quarter of 2007 were $25.80 million or $0.60 per diluted share. During the third quarter of 2007, United recorded a positive tax adjustment of $1.06 million due to the expiration of the statute of limitations for examinations of certain years.
United’s annualized return on average assets for the first nine months of 2008 was 1.18% and return on average shareholders’ equity was 12.05% as compared to 1.45% and 14.81% for the first nine months of 2007. For the third quarter of 2008, United’s annualized return on average assets was 0.97% while the return on average equity was 9.94% as compared to 1.37% and 13.91%, respectively, for the third quarter of 2007.
Tax-equivalent net interest income for the first nine months of 2008 increased $23.71 million or 13.41% from the prior year’s first nine months. Tax-equivalent net interest income for the third quarter of 2008 increased $4.27 million or 6.74% as compared to the same period of 2007. The provision for credit losses was $12.95 million for the first nine months of 2008 as compared to $2.75 million for the first nine months of 2007. For the quarters ended September 30, 2008 and 2007, the provision for credit losses was $6.50 million and $1.55 million, respectively.
Noninterest income for the first nine months of 2008 decreased $644 thousand or 1.32% from the first nine months of 2007. For the third quarter of 2008, noninterest income decreased $7.00 million or 40.38% from the third quarter of 2007. The results for 2008 included the previously mentioned noncash before-tax other-than-temporary impairment charge. Noninterest expense for the first nine months of 2008 increased $21.46 million or 20.83% from the same period in 2007. For the third quarter of 2008, noninterest expense increased $2.62 million or 6.70% from the third quarter of 2007. United’s effective tax rate was 29.75% and 30.55% for the first nine months of 2008 and 2007, respectively, and 25.60% and 28.06% for the third quarter of 2008 and 2007, respectively. During the third quarter of 2008 and 2007, United reduced its income tax reserve by $1.42 million and $1.06 million, respectively, due to the expiration of the statute of limitations for examinations of certain years.
The following discussion explains in more detail the changes in the results of operations by major category.
Net Interest Income
Tax-equivalent net interest income for the first nine months of 2008 was $200.62 million, an increase of $23.71 million or 13.41% from the prior year’s first nine months. This increase in tax-equivalent net interest income was primarily attributable to a $951.22 million or 15.22% increase in average earning assets resulting primarily from the Premier acquisition. Average net loans increased $843.98 million or 17.10% while average investment securities increased $123.33 million or 9.77%. Additionally, the average cost of funds for the first nine months of 2008 declined 99 basis points from the first nine months of 2007 due to a decrease in market interest rates and the refinancing of long-term debt during the second and fourth quarters of 2007. However, the average yield on earning assets declined 84 basis points due to the decrease in market interest rates. The net interest margin for the first nine months of 2008 was 3.72% as compared to 3.78% for the first nine months of 2007.
Tax-equivalent net interest income for the third quarter of 2008 was $67.59 million, an increase of $4.27 million or 6.74% from the third quarter of 2007 due mainly to a $523.82 million or 7.77% increase in average earning assets as average net loans grew $463.94 million or 8.61% while average investment securities increased $103.78 million or 8.13%. Additionally, the average cost of funds declined 129 basis points in the third quarter of 2008 as compared to the third quarter of 2007 due to a decrease in market interest rates and United’s refinancing of long-term debt in the fourth quarter of 2007. Partially offsetting these increases to net interest income was a decrease of 112 basis points in the third quarter of 2008 average yield on earning assets due to the decline in market interest rates. The net interest margin for the third quarter of 2008 was 3.71% as compared to 3.75% for the third quarter of 2007.
On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2008 increased $798 thousand or 1.19% from the second quarter of 2008. The increase was due mainly to a 9 basis point decline in the average cost of funds from the second quarter of 2008. Average earning assets were relatively flat, increasing $53.27 million or less than 1% as average net loans grew $86.37 million or 1.50% but average investments decreased $19.37 million or 1.38% for the quarter. The net interest margin of 3.71% for the third quarter of 2008 was equal to the net interest margin for the second quarter of 2008.

Tables 1 and 2 below show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007.
Table 1

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$29,126	$140	1.91%	$73,025	$876	4.76%
Investment Securities:
Taxable	1,179,424	15,104	5.12%	1,055,455	13,832	5.24%
Tax-exempt (1) (2)	201,160	3,702	7.36%	221,351	4,549	8.22%

Total Securities	1,380,584	18,806	5.45%	1,276,806	18,381	5.76%
Loans, net of unearned income (1) (2) (3)	5,908,810	91,265	6.15%	5,436,915	102,262	7.47%
Allowance for loan losses	(57,041)			(49,088)

Net loans	5,851,769		6.21%	5,387,827		7.54%

Total earning assets	7,261,479	$110,211	6.05%	6,737,658	$121,519	7.17%

Other assets	781,995			759,307

TOTAL ASSETS	$8,043,474			$7,496,965

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,571,745	$29,538	2.57%	$4,391,017	$40,176	3.63%
Short-term borrowings	830,170	3,214	1.54%	712,609	8,220	4.58%
Long-term borrowings	921,568	9,871	4.26%	714,870	9,801	5.44%

Total Interest-Bearing Funds	6,323,483	42,623	2.68%	5,818,496	58,197	3.97%

Noninterest-bearing deposits	880,569			876,034
Accrued expenses and other liabilities	55,569			66,534

TOTAL LIABILITIES	7,259,621			6,761,064
SHAREHOLDERS’ EQUITY	783,853			735,901

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,043,474			$7,496,965

NET INTEREST INCOME		$67,588			$63,322

INTEREST SPREAD			3.37%			3.20%

NET INTEREST MARGIN			3.71%			3.75%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Table 2

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$35,713	$632	2.36%	$51,807	$1,980	5.11%
Investment Securities:
Taxable	1,170,639	45,125	5.14%	1,041,117	40,446	5.18%
Tax-exempt (1) (2)	215,527	12,115	7.49%	221,716	13,631	8.20%

Total Securities	1,386,166	57,240	5.51%	1,262,833	54,077	5.71%
Loans, net of unearned income (1) (2) (3)	5,835,445	279,901	6.40%	4,982,200	275,883	7.40%
Allowance for loan losses	(54,825)			(45,560)

Net loans	5,780,620		6.47%	4,936,640		7.47%

Total earning assets	7,202,499	$337,773	6.26%	6,251,280	$331,940	7.10%

Other assets	781,654			624,307

TOTAL ASSETS	$7,984,153			$6,875,587

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,518,325	$94,850	2.80%	$4,040,301	$107,574	3.56%
Short-term borrowings	913,105	13,794	2.02%	679,128	22,846	4.50%
Long-term borrowings	852,074	28,514	4.47%	582,512	24,619	5.65%

Total Interest-Bearing Funds	6,283,504	137,158	2.92%	5,301,941	155,039	3.91%

Non-interest bearing deposits	858,701			831,739
Accrued expenses and other liabilities	61,203			67,190

TOTAL LIABILITIES	7,203,408			6,200,870
SHAREHOLDERS’ EQUITY	780,745			674,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,984,153			$6,875,587

NET INTEREST INCOME		$200,615			$176,901

INTEREST SPREAD			3.34%			3.19%

NET INTEREST MARGIN			3.72%			3.78%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
The provision for credit losses for the first nine months of 2008 and 2007 was $12.95 million and $2.75 million, respectively. For the quarters ended September 30, 2008 and 2007, the provision for credit losses was $6.50 million and $1.55 million, respectively. Net charge-offs for the first nine months of 2008 were

$12.30 million as compared to $4.15 million for the first nine months of 2007. Net charge-offs were $6.27 million for the third quarter of 2008 as compared to net charge-offs of $1.80 million for the same quarter in 2007. These higher amounts of provision expense and net charge-offs in 2008 reflect a weakened credit environment due to a deterioration of economic conditions. Annualized net charge-offs as a percentage of average loans were 0.42% and 0.28% for the third quarter and first nine months of 2008, respectively.
At September 30, 2008, nonperforming loans were $49.03 million or 0.83% of loans, net of unearned income compared to nonperforming loans of $28.33 million or 0.49% of loans, net of unearned income at December 31, 2007. The increase in nonperforming loans since year-end is indicative of the decline in economic conditions. These nonperforming loans are not of one particular portfolio, but rather represent several customer segments. Higher unemployment levels, increased energy prices, and declines in real estate values have impacted the performance of both consumer and commercial portfolios. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At September 30, 2008, nonaccrual loans were $36.07 million, an increase of $21.95 million or 155.51% from $14.12 million at year-end 2007. Loans past due 90 days or more were $12.96 million at September 30, 2008, a decrease of $1.25 million or 8.78% from $14.21 million at year-end 2007. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. Total nonperforming assets of $62.37 million, including OREO of $13.34 million at September 30, 2008, represented 0.77% of total assets at the end of the third quarter which compares favorably to the most recently reported percentage of 0.96% at June 30, 2008 for United’s peer group. For a summary of nonperforming assets, see Note 6 to the unaudited Notes to Consolidated Financial Statements.
At September 30, 2008, impaired loans were $61.16 million, which was an increase of $30.20 million or 97.58% from the $30.95 million in impaired loans at December 31, 2007. Generally, the increase in impaired loans from year-end 2007 is indicative of a weakened credit environment due to a deterioration of economic conditions. Specifically, the increase in impaired loans was due partially to the addition of $2.69 million of commercial loans to a rental car agency and $3.42 million of commercial and personal loans to an automobile dealer. Most of these credits are collateralized by motor vehicle inventory or real estate. In addition, several residential real estate construction loans totaling approximately $6.68 million were added during the first nine months of 2008. The loans are collateralized by land, some with partially completed homes. The remainder of the increase is primarily due to seven large commercial credits totaling $9.20 million that were added during the first nine months of 2008. Most of these loans are to commercial real estate developers. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. For further details regarding impaired loans, see Note 6 to the unaudited Consolidated Financial Statements.
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
At September 30, 2008, the allowance for credit losses was $59.39 million as compared to $58.74 million at December 31, 2007. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.00% at September 30, 2008 as compared to 1.01% at December 31, 2007. The ratio of the allowance for credit losses to nonperforming loans was 121.13% and 207.39% at September 30, 2008 and December 31, 2007, respectively.
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
United’s formal company-wide process at September 30, 2008 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans increased by $6.28 million due to the impact of an increase in historical loss rates, increased outstandings in the watch loan pool, an increase in qualitative factors for business and economic conditions and higher specific allocations on impaired loans. The real estate loan pool allocations increased $1.03 million also as a result of increases in loss rates. The real estate construction loan pool allocations decreased $392 thousand in comparison with the December 31, 2007 year-end primarily due to decreased outstandings and lower loss rates. The components of the allowance allocated to consumer loans increased by $258 thousand due to an increase in the qualitative factor linked to delinquency trends, which have increased. The methodology for calculation of the unfunded commitments liability was changed to be more consistent with the historical utilization of unfunded commitments and this resulted in a decrease of $6.46 million to $1.83 million.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $4.96 million at September 30, 2008 and $3.61 million at December 31, 2007. Compared to the prior year-end, this element of the allowance increased by $1.35 million due to increased allocations to specific commercial real estate construction and land development loans.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision at September 30, 2008 remained consistent with prior periods, decreasing by only $75 thousand to $1.03 million which represents 1.74% of the bank’s total allowance for credit loss. In as much as this variance approximates a pre determined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $59.39 million at September 30, 2008 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 5 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
Noninterest income was $48.12 million for the first nine months of 2008. Included in noninterest income for the first nine months of 2008 was the noncash before-tax other-than-temporary impairment charge of $9.00 million recognized in the third quarter of 2008 and a $917 thousand gain recorded in the first quarter of 2008 related to Visa’s initial public offering and the partial redemption of Visa shares held by United. Noninterest income for the first nine months of 2007 was $48.77 million which included a before-tax gain of $787 thousand on the termination of two interest rate swap transactions. Excluding the results of security transactions and swap terminations, noninterest income would have increased $8.90 million or 18.73% from the first nine months of 2007.
Noninterest income for the third quarter of 2008 was $10.33 million which included the previously mentioned noncash before-tax other-than-temporary impairment charge. Noninterest income for the third quarter of 2007 was $17.33 million. Excluding the results of security transactions, noninterest income for the third quarter of 2008 would have increased $2.34 million or 13.66% from the third quarter of 2007.
Revenue from trust and brokerage services for the first nine months of 2008 grew $1.92 million or 17.27% from the first nine months of 2007. For the third quarter of 2008, revenue from trust and brokerage services grew $734 thousand or 19.38% from the prior year’s third quarter. The increase in trust and brokerage services is the result of increased volume. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Fees from deposit services for the first nine months of 2008 grew $5.20 million or 21.55% from the first nine months of 2007 mainly as a result of United’s High Performance Checking program and the Premier acquisition. For the third quarter of 2008, fees from deposit services increased $1.16 million or 12.81% as compared to the same period in 2007. In particular, insufficient funds (NSF) fees increased $3.37 million and $574 thousand during the first nine months and third quarter of 2008, respectively, and check card fees increased $1.13 million and $295 thousand, respectively. In addition, account analysis fees increased $532 thousand and $200 thousand, respectively, for the first nine months and third quarter of 2008 as compared to the same periods in 2007.
Income from bank-owned life insurance was flat, decreasing $22 thousand or less than 1% for the first nine months of 2008. However, the income increased $443 thousand for third quarter of 2008 as compared to last year’s income during the same periods due to changes in the cash surrender value.
Mortgage banking income decreased $105 thousand or 23.49% and $31 thousand or 25.00% for the first nine months and third quarter of 2008 from the same periods in 2007 due to fewer sales. Mortgage loan sales were $27.54 million in the first nine months of 2008 as compared to $32.19 million in the first nine months of 2007. Mortgage loan sales were $5.81 million in the third quarter of 2008 as compared to $9.47 million in the third quarter of 2007.
Other income increased $1.31 million and $325 thousand for the first nine months and third quarter of 2008, respectively. This increase in other income is due mainly to an increase of $2.02 million and $670 thousand for the first nine months and third quarter of 2008, respectively, from derivatives not in a hedging relationship. A corresponding amount of expense is included in other expense in the income statement. Income from the outsourcing of official checks processing for the first nine months and third quarter of 2008 decreased $544 thousand and $258 thousand, respectively, over the same periods last year. The outsourcing of official checks processing was discontinued in 2008 and brought “in-house”.
On a linked-quarter basis, noninterest income for the third quarter of 2008 decreased $8.85 million from the second quarter of 2008 due to the previously mentioned $9.00 million other-than-temporary impairment charge. Excluding the results of security transactions, noninterest income would have increased $268 thousand or 1.39% due mainly to higher income from bank owned life insurance of $610 thousand as a result of an increase in the cash surrender value.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2008, noninterest expenses increased $21.46 million or 20.83% from the first nine months of 2007. Noninterest expenses increased $2.62 million or 6.70% for the third quarter of 2008 compared to the same period in 2007. Noninterest expense for the first nine months of 2007 included a before-tax penalty of $786 thousand to prepay approximately $28.9 million of a $100 million long-term convertible FHLB advance.
Salaries and benefits expense for the first nine months of 2008 increased $9.53 million or 20.18% from the first nine months of 2007. The increase in salaries and benefits expense was due mainly to the additional employees from the Premier merger. Salaries and benefits expense for the third quarter of 2008 increased $1.21 million or 6.87% from the third quarter of 2007. The increase in salaries and benefits expense was due mainly to the timing of the Premier merger. Of these total increases, salaries and employee incentives increased $7.85 million and $772 thousand for the first nine months and third quarter of 2008, respectively, while benefits expense increased $1.55 million and $366 thousand. Specifically within benefits expense were increases in health insurance costs of $720 thousand and $112 thousand and in pension expense of $182 thousand and $176 thousand for the first nine months and third quarter of 2008, respectively. Also included in salaries and benefits expense for the first nine months and third quarter of 2008 was expense for stock options of $410 thousand and $133 thousand, respectively. No expense for stock options was incurred in the first nine months of 2007.
Net occupancy expense for the first nine months increased $2.04 million or 19.64% from the first nine months of 2007. The increase was due mainly to additional building depreciation, building rental expense, and building maintenance from the branches added in the Premier merger. Net occupancy expense for the third quarter of 2008 increased $340 thousand or 8.89% from the third quarter of 2007 due to increased expenses associated with building maintenance and utilities. Equipment expense including other real estate owned (OREO), increased $1.21 million or 24.76% from the first nine months of 2007 due mainly to an increase in losses due to a deterioration in property values associated with OREO. Equipment expense for the third quarter of 2008 decreased $269 thousand or 13.06% from the third quarter of 2007 due to a decrease in depreciation expense.
Data processing expense increased $1.26 million or 19.68% for the first nine months as compared to the first nine months of 2007. The increase was primarily due to additional outsourcing of processing functions and a change in processing procedures in addition to the Premier merger. The expense for outsourcing of functions was partially offset by a reduction in personnel expense while the change in processing procedures is expected to result in future cost savings as United meets the requirements of Check 21. Data processing expense for the third quarter of 2008 was relatively flat from the third quarter of 2007, increasing $13 thousand or less than 1%.

Other expenses increased $7.97 million or 27.01% for the first nine months of 2008 as compared to the first nine months of 2007 due mainly to an increase of $2.02 million from derivatives not in a hedging relationship. Amortization of core deposit intangibles for the first nine months increased $957 thousand from the first nine months of 2007 as a result of the Premier merger. In addition, several general operating expenses such as postage, telephone, ATM processing, office supplies, advertising, armored car and business franchise taxes increased as a result of the additional branches from the Premier merger. None of the increases were individually significant. Other expenses for the third quarter of 2008 increased $1.49 million or 12.73% as compared to the third quarter of 2007 due mainly to an increase of $670 thousand from derivatives not in a hedging relationship. In addition, several general operating expenses increased, none of which were individually significant.
On a linked-quarter basis, noninterest expense for the third quarter of 2008 was relatively flat from the second quarter of 2008, increasing $161 thousand or less than 1%. Salaries and employee benefits expense was flat, decreasing $175 thousand or less than 1%. Net occupancy expense increased $189 thousand or 4.76% due to increased building maintenance and utilities expense. Equipment expense decreased $698 thousand or 28.05% due to fewer OREO losses. Other expense increased $968 thousand or 7.93% as several general operating expenses increased, none of which were individually significant.
Income Taxes
For the first nine months of 2008 and 2007, income taxes were $29.83 million and $32.88 million, respectively. For the third quarter of 2008, income taxes were $6.74 million as compared to $10.06 million for the third quarter of 2007. During the third quarter of 2008, United reduced its income tax reserve by $1.42 million as compared to $1.06 million for the third quarter of 2007 due to the expiration of the statute of limitations for examinations of certain years. United’s effective tax rates for the first nine months of 2008 and 2007 were 29.75% and 30.55%, respectively. For the quarters ended September 30, 2008 and 2007, United’s effective tax rates were 25.60% and 28.06%, respectively.
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
On January 1, 2007, United adopted the provisions of FIN 48. As of September 30, 2008, United recorded a liability for uncertain tax positions, including interest and penalties, of $7.29 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
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

For the nine months ended September 30, 2008, cash of $84.22 million was provided by operating activities. Net cash of $146.06 million was used in investing activities which was primarily due to loan growth of $122.95 million and net purchases of investment securities of $22.98 million. During the first nine months of 2008, net cash of $55.66 million was provided by financing activities due primarily to net advances of $164.34 million in long-term FHLB borrowings and growth of $155.11 million in deposits. Uses of cash for financing activities included the repayment of $216.84 million in short-term borrowings, the payment of $37.63 million for cash dividends and the redemption of a trust preferred issuance in the amount of $10.31 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $6.17 million for the first nine months of 2008.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 10.99% at September 30, 2008 and 10.76% at December 31, 2007, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 9.96% and 8.47%, respectively, at September 30, 2008, are also well above regulatory minimum requirements.
Total shareholders’ equity was $773.11 million, an increase of $11.91 million or 1.56% from December 31, 2007. United’s equity to assets ratio was 9.55% at September 30, 2008 as compared to 9.52% at December 31, 2007. The primary capital ratio, capital and reserves to total assets and reserves, was 10.21% at September 30, 2008 as compared to 10.18% at December 31, 2007. United’s average equity to average asset ratio was 9.75% and 9.82% for the quarters ended September 30, 2008 and 2007, respectively. For the first nine months of 2008 and 2007, the average equity to average assets ratio was 9.78% and 9.81%, respectively. All of these financial measurements reflect a financially sound position.
During the third quarter of 2008, United’s Board of Directors declared a cash dividend of $0.29 per share. Cash dividends were $0.87 per common share for the first nine months of 2008. Total cash dividends declared were approximately $12.55 million for the third quarter of 2008 and $37.64 million for the first nine months of 2008, an increase of 3.83% and 7.83% over comparable periods of 2007. The year 2008 is expected to be the thirty-fifth consecutive year of dividend increases to United shareholders.

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
The following table shows United’s estimated earnings sensitivity profile as of September 30, 2008 and December 31, 2007:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	September 30, 2008	December 31, 2007
+200	3.69%	2.37%
+100	1.73%	1.71%
-100	-1.44%	-0.60%
-200	-7.72%	-3.33%
At September 30, 2008, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.73% over one year as compared to an increase of 1.71% at December 31, 2007. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.69% over one year as of September 30, 2008, as compared to an increase of 2.37% as of December 31, 2007. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.44% over one year as of September 30, 2008, as compared to a decrease of 0.60% as of December 31, 2007. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 7.72% over one year as compared to a decrease of 3.33% over one year as of December 31, 2007.
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
At the date of securitization, key economic assumptions used in measuring the fair value of the subordinated interest were as follows: a weighted average life of 5.3 years, expected cumulative default rate of 15%, and residual cash flows discount rates of 8% to 18%. At September 30, 2008 and December 31, 2007, the fair values of the subordinated interest and the cost of the available for sale securities was zero.
At September 30, 2008, the principal balances of the residential mortgage loans held in the securitization trust were approximately $6.2 million. Principal amounts owed to third party investors and to United in the securitization were approximately $2.3 million and $3.9 million, respectively, at September 30, 2008. The weighted average term to maturity of the underlying mortgages approximated 9.1 years as of September 30, 2008. During the three and nine months ended September 30, 2008, United received cash of $405 thousand and $1.50 million, respectively, from its subordinated interest in the securitization.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	September 30,	December 31,
	2008	2007
Total principal amount of loans	$6,158	$7,393
Principal amount of loans 60 days or more past due	128	86

Year-to-date average balances	6,799	8,817

Year-to-date net credit (recoveries) losses	(208)	(66)
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

At September 30, 2008, United’s mortgage related securities portfolio had an amortized cost of $891 million, of which approximately $665 million or 75% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 2.6 years and a weighted average yield of 4.91%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 7.12%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 19%.
United had approximately $114 million in 15-year mortgage backed securities with a projected yield of 4.83% and a projected average life of 4.1 years as of September 30, 2008. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of over 3 years and a weighted average maturity (WAM) of 11.3 years.
United had approximately $33 million in 20-year mortgage backed securities with a projected yield of 4.79% and a projected average life of 5.5 years on September 30, 2008. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 4.7 years and a weighted average maturity (WAM) of 14.9 years.
United had approximately $15 million in 30-year mortgage backed securities with a projected yield of 6.52% and a projected average life of 5.8 years on September 30, 2008. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of over 8.9 years and a weighted average maturity (WAM) of 19.3 years.
The remaining 7% of the mortgage related securities portfolio at September 30, 2008, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2008, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2008 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the first nine months of 2008 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2008:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)

7/01 – 7/31/2008	30	$27.98	—	322,200
8/01 – 8/31/2008	5,475	$22.99	—	322,200
9/01 – 9/30/2008	2,392	$27.04	—	322,200

Total	7,897	$24.24	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended September 30, 2008, no shares were exchanged by participants in United’s stock option plans.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended September 30, 2008, the following shares were purchased for the deferred compensation plan: July 2008 – 30 shares at an average price of $27.98; August 2008 – 5,475 shares at an average price of $22.99; and September 2008 – 2,392 shares at an average price of $27.04.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: November 5, 2008	/s/ Richard M. Adams

Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: November 5, 2008	/s/ Steven E. Wilson

Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page
No.	Description	Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	59

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	60

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	61

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	62

Footnotes:
(a)	Incorporated by reference to Exhibits to the 1989 Form 10-K of United Bankshares, Inc., File No. 0-13322)
(b)	Incorporated by reference to Exhibits to the 1990 Form 10-K of United Bankshares, Inc., File No. 0-13322)