Form 10-K
period 2008-12-31
UNITED BANKSHARES INC/WV
filed 2009-02-26
CIK 729986

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2008, was approximately $865,900,559.
     As of January 31, 2009, United Bankshares, Inc. had 43,417,131 shares of common stock outstanding with a par value of $2.50.
Documents Incorporated By Reference
     Definitive Proxy Statement dated April 9, 2009 for the 2009 Annual Shareholders’ Meeting to be held on May 18, 2009, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.
FORM 10-K
(Continued)
As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2008, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
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
Employees
     As of December 31, 2008, United and its subsidiaries had approximately 1,531 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.
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
Business of United
     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2008, United’s consolidated assets approximated $8.1 billion and total shareholders’ equity approximated $737 million.
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
Lending Activities
     United’s loan portfolio, net of unearned income, increased $220.7 million to $6.01 billion in 2008. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial real estate loans and commercial loans (not secured by real estate) increased $139.8 million or 9.3% and $64.9 million or 5.4%, respectively. Single-family residential real estate loans increased $32.9 million or 1.8% and loans secured by other real estate increased $5.3 million or 2.2%. Construction loans were relatively flat, increasing $672 thousand or less than 1%. Consumer loans decreased $23.5 million or 6.5%.
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
     As of December 31, 2008, approximately $359.7 million or 6.0% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.
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
Loan Concentrations
     United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $3.4 billion as of December 31, 2008. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, Virginia and Maryland. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has two such industry classifications that exceeded 10% of total loans. As of December 31, 2008, approximately $1.2 billion or 19.5% and $670.1 million or 11.1% of United’s total loan portfolio were for the purpose of renting or leasing real estate and construction, respectively. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
Secondary Markets
     United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2008, the balance of mortgage loans being serviced by United for others was insignificant.
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
     During 2008, United originated $30.7 million of real estate loans for sale in the secondary market and sold $31.1 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2008 were $385 thousand.
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
     United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. United has a small amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of primarily “AAA” rated municipal securities. Interest and dividends on securities for the years of 2008, 2007, and 2006 were $71.0 million, $68.3 million, and $72.0 million, respectively. For the year of 2008, 2007 and 2006, United recognized net losses on security transactions of $9.4 million, $68 thousand and $3.2 million, respectively. In the year of 2008, United recognized other-than-temporary impairment charges of $889 thousand on certain marketable equity securities and $9.0 million on a corporate debt holding. In the year of 2006, United recognized net losses of $3.2 million due mainly to an other-than-temporary impairment of $2.9 million on approximately $86 million of low-yielding fixed rate investment securities which United subsequently sold as part of a balance sheet repositioning in the first quarter of 2006.
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
     As of December 31, 2008, there were 68 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 95 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.
Economic Characteristics of Primary Market Area
     As of December 2008, West Virginia’s unemployment rate was 4.4%, substantially better than the national rate of 7.1% according to information from West Virginia’s Bureau of Employment Programs. The state unemployment rate of 4.4% for December 2008 was an increase of 3 basis points from the month of November 2008 but down a basis point from December 2007. The total number of unemployed state residents increased by 1,900 for the month of December as compared to the month of November. However, the total number of unemployed residents was down 800 from December 2007. Population outflows that have constrained faster economic growth in West Virginia may be moderating. In 2002, the U.S. Census Bureau estimated that the state’s population increased marginally. While substantially less than the national average, the increase was a substantial improvement over the six prior years, during which time the state’s population base shrank.
     United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2008 was 5.2% which was below the U.S. December 2008 unemployment level of 7.1%. However, the 5.2% unemployment rate was a 6 basis point increase from November 2008 as the number of unemployed residents grew by 22,600. United’s Virginia subsidiary banking offices are located in four of Virginia’s ten metropolitan areas. The Northern Virginia metropolitan area’s unemployment rate was at 3.9% in December 2008, the lowest among Virginia’s ten metropolitan areas. The Charlottesville metropolitan area’s unemployment rate was at 4.2% in December 2008, the second lowest among Virginia’s ten metropolitan areas. The Harrisonburg metropolitan area’s unemployment rate was at 4.3% in December 2008, the third lowest among Virginia’s ten metropolitan areas. The Winchester metropolitan area’s unemployment rate was 6.1% in December 2008.
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
Item 1A. RISK FACTORS
     United is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair United’s business operations. This report is qualified in its entirety by these risk factors.
United’s business may be adversely affected by conditions in financial markets and economic conditions generally
     United’s business is concentrated in the West Virginia, Northern Virginia and Shenandoah Valley Virginia market areas. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.

A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on United. A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on United’s financial condition and results of operations which occurred during this past year.
     Economic conditions began deteriorating during the latter half of 2007 and continued throughout 2008. Business activity across a wide range of industries and regions has been greatly reduced and many businesses are in serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crises, many lending institutions, including United, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Overall, the general business environment has had an adverse effect on United’s business, and there can be no assurance that the environment will improve in the near term. Accordingly, until conditions improve, United’s business, financial condition and results of operations could continue to be adversely affected.
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
     These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events, so ultimate losses may differ from current estimates. Changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond United’s control, can affect the Company’s credit losses. With a deterioration of economic conditions throughout 2008, United’s credit losses increased. If the economic conditions do not improve or continue to decline, United’s credit losses could continue to increase, perhaps significantly. As a result, such losses could exceed United’s current allowance estimates. United can provide no assurance that its allowance is sufficient to cover actual credit losses should such losses differ substantially from our current estimates.
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
United is subject to credit risk
     There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. United seeks to mitigate the risk inherent in its loan portfolio by adhering to prudent loan approval practices. Although United believes that its loan approval criteria are appropriate for the various kinds of loans the Company makes, United may incur losses on loans that meet our loan approval criteria. Due to recent economic conditions affecting the real estate market, many lending institutions, including United, have experienced substantial declines in the performance of their loans, including construction, land development and land loans. The value of real estate collateral supporting many construction and land development loans, land loans, commercial and multi-family loans have declined and may continue to decline. United cannot assure that the economic conditions affecting customers and the quality of the loan portfolio will improve and thus, United’s financial condition and results of operations could continue to be adversely affected.
Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business
     United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2014.
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
     United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2008, an aggregate of approximately $20.67 million and $33.12 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.
United may be adversely affected by the soundness of other financial institutions
     Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. United has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, or other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about a financial institution or the financial services industry in general, have led to marketwide liquidity problems and could lead to losses or defaults by United or other institutions. Any such losses could adversely affect United’s financial condition or results of operations.
United is subject to extensive government regulation and supervision
     United is subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect United’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of United’s customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect United in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products United may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. United expends substantial effort and incurs costs to improve its systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on United’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC could impose higher assessments on deposits based on general industry conditions and as a result of changes in specific programs. These increased assessments could affect United’s results of operations.
     In the normal course of business, United and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments that the Company has made and the businesses in which United has engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have a material adverse effect on United’s financial condition and results of operations.
United may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed
     United is required by federal and state regulatory authorities to maintain adequate levels of capital to support the Company’s operations. In addition, United may elect to raise additional capital to support the Company’s business or to finance acquisitions, if any, or United may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish United’s ability to raise additional capital.
     United’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside the Company’s control, and on United’s financial performance. Accordingly, United cannot be assured of its ability to raise additional capital if needed or on terms acceptable to the Company. If United cannot raise additional capital when needed, it may have a material adverse effect on the Company’s financial condition, results of operations and prospects.
United’s information systems may experience an interruption or breach in security
     United relies heavily on communications and information systems to conduct its business. In addition, as part of its business, United collects, processes and retains sensitive and confidential client and customer information. United’s facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While United has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage United’s reputation, result in a loss of customer business, subject United to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on United’s financial condition and results of operations.
Item 1B. UNRESOLVED STAFF COMMENTS
     None
Item 2. PROPERTIES
Offices
     United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and fourteen (114) full service offices—fifty-four (54) offices located throughout West Virginia, fifty-seven (57) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area and three (3) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area, two in the Charles Town area and one each in Parkersburg, Morgantown, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, three in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Staunton, Waynesboro,

Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland, which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville. United leases an operations center facility in the Charleston, West Virginia area.
Item 3. LEGAL PROCEEDINGS
     In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report:
(a)	Special Meeting of Shareholders was held on Tuesday, December 23, 2008.

(b)	The meeting did not involve the election of directors.

(c)	The two proposals were voted upon at the special meeting, were: (1) to approve an amendment to Article VI of United’s Articles of Incorporation to increase the Company’s authorized capital stock and to authorize the issuance of preferred stock; and (2) to grant management the authority to adjourn, postpone or continue the special meeting. The results of the proposals appear below.
Proposal 1. To approve an amendment to Article VI of United’s Articles of Incorporation to increase the Company’s authorized capital stock and to authorize the issuance of preferred stock:

For	Against	Abstain
24,084,483	6,116,688	489,746
Proposal 2. To grant management the authority to adjourn, postpone or continue the special meeting:

For	Against	Abstain
25,555,982	5,049,216	85,718
(d)	None.

UNITED BANKSHARES, INC.
FORM 10-K,
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock
     As of December 31, 2008, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,320,832 were issued, including 916,941 shares held as treasury shares. The outstanding shares are held by approximately 6,284 shareholders of record, as well as 14,782 shareholders in street name as of January 31, 2009. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.
     In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2008, no shares were repurchased under the plan.
     The Board of Directors believes that the availability of authorized but unissued common stock of United is of considerable value if opportunities should arise for the acquisition of other businesses through the issuance of United’s stock. Shareholders do not have preemptive rights, which allows United to issue additional authorized shares without first offering them to current shareholders.
     Currently, United has only one voting class of stock issued and outstanding and all voting rights are vested in the holders of United’s common stock. On all matters subject to a vote of shareholders, the shareholders of United will be entitled to one vote for each share of common stock owned. Shareholders of United have cumulative voting rights with regard to election of directors. At the present time, no senior securities of United are outstanding, nor does the Board of Directors presently contemplate issuing senior securities.
     On December 23, 2008, the shareholders of United authorized the issuance of preferred stock up to 50,000,000 shares with a par value of $1.00 per share. The authorized preferred stock may be issued by the Company’s Board of Directors in one or more series, from time to time, with each such series to consist of such number of shares and to have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issuance of such series adopted by the Board of Directors. Currently, no shares of preferred stock have been issued.
     The authorization of preferred stock will not have an immediate effect on the holders of the Company’s common stock. The actual effect of the issuance of any shares of preferred stock upon the rights of the holders of common stock cannot be stated until the Board of Directors determines the specific rights of any shares of preferred stock. However, the effects might include, among other things, restricting dividends on common stock, diluting the voting power of common stock, reducing the market price of common stock or impairing the liquidation rights of the common stock without further action by the shareholders. Holders of the common stock will not have preemptive rights with respect to the preferred stock.
     There are no preemptive or conversion rights or, redemption or sinking fund provisions with respect to United’s stock. All of the issued and outstanding shares of United’s stock are fully paid and non-assessable.

Dividends
     The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.16 per share in 2008, $1.13 per share in 2007 and $1.09 per share in 2006. The payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act and the limitations imposed by the Federal Reserve Board. See “Market and Stock Prices of United” for quarterly dividend information.
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
Market and Stock Prices of United
     United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 23, 2009, the last practicable date, was $14.54.
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
     The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

	Dividends		High	Low
2009
First Quarter through January 31, 2009	$0.29	(1)	$33.64	$20.00

2008
Fourth Quarter	$0.29		$35.00	$21.05
Third Quarter	$0.29		$42.00	$18.52
Second Quarter	$0.29		$31.33	$22.95
First Quarter	$0.29		$33.07	$24.00

2007
Fourth Quarter	$0.29		$33.61	$25.54
Third Quarter	$0.28		$32.98	$25.70
Second Quarter	$0.28		$35.37	$30.88
First Quarter	$0.28		$39.50	$33.60

(1)	On January 26, 2009, United declared a dividend of $0.29 per share, payable April 1, 2009, to shareholders of record as of March 13, 2009.

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
     The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2008, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2003 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United Bankshares, Inc.	100.00	126.05	120.00	135.46	101.82	125.68
NASDAQ Bank Index	100.00	109.15	111.47	123.04	101.60	79.73
S&P Mid-Cap Index	100.00	116.47	131.09	144.61	156.14	99.55

Issuer Repurchases
     The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2008:

			Total Number	Maximum
	Total		of Shares	Number of
	Number of		Purchased as	Shares that May
	Shares		Part of Publicly	Yet be Purchased
	Purchased	Average Price	Announced	Under the Plans
Period	(1) (2)	Paid per Share	Plans (3)	(3)

10/01 – 10/31/2008	7,029	$34.43	—	322,200
11/01 – 11/30/2008	6,497	$29.99	—	322,200
12/01 – 12/31/2008	22	$33.31	—	322,200

Total	13,548	$32.30

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2008, the following shares were exchanged by participants in United’s stock option plans: October 2008 – 7,001 shares at an average price of $34.45 and November 2008 – 6,309 shares at an average price of $29.96.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2008, the following shares were purchased for the deferred compensation plan: October 2008 – 28 shares at an average price of $29.04; November 2008 – 188 shares at an average price of $30.93; and December 2008 – 22 shares at an average price of $33.31.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1,700,000 shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6. SELECTED FINANCIAL DATA
     The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2008. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Summary of Operations:
Total interest income	$429,911	$438,729	$400,683	$345,278	$293,350
Total interest expense	177,119	213,310	181,090	124,451	88,914
Net interest income	252,792	225,419	219,593	220,827	204,436
Provision for loan losses	25,155	5,330	1,437	5,618	4,520
Other income	67,303	57,749	49,033	52,625	54,231
Other expense	171,073	147,929	137,173	121,160	137,061
Income taxes	36,913	39,235	40,767	46,265	33,771
Income from continuing operations	86,954	90,674	89,249	100,409	83,315
Income from discontinued operations before income taxes	—	—	—	—	20,780
Income taxes	—	—	—	—	6,333
Income from discontinued operations	—	—	—	—	14,447
Net Income	86,954	90,674	89,249	100,409	97,762
Cash dividends	50,231	47,446	45,219	44,575	44,228

Per common share:
Income from continuing operations:
Basic	2.01	2.16	2.15	2.36	1.92
Diluted	2.00	2.15	2.13	2.33	1.89
Income from discontinued operations:
Basic	—	—	—	—	0.33
Diluted	—	—	—	—	0.33
Net income:
Basic	2.01	2.16	2.15	2.36	2.25
Diluted	2.00	2.15	2.13	2.33	2.22
Cash dividends	1.16	1.13	1.09	1.05	1.02
Book value per share	16.97	17.61	15.44	15.12	14.68

Selected Ratios:
Return on average shareholders’ equity	11.12%	12.99%	13.90%	15.66%	15.56%
Return on average assets	1.09%	1.28%	1.34%	1.55%	1.55%
Dividend payout ratio	57.77%	52.33%	50.67%	44.39%	45.24%

Selected Balance Sheet Data:
Average assets	$8,007,068	$7,100,885	$6,641,224	$6,465,764	$6,295,076
Investment securities	1,291,822	1,394,764	1,275,470	1,501,966	1,510,442
Loans held for sale	868	1,270	2,041	3,324	3,981
Total loans	6,014,155	5,793,484	4,806,747	4,649,829	4,418,276
Total assets	8,102,091	7,994,739	6,717,598	6,728,492	6,435,971
Total deposits	5,647,954	5,349,750	4,828,192	4,617,452	4,297,563
Long-term borrowings	852,685	774,162	499,200	547,731	533,755
Total liabilities	7,365,379	7,233,540	6,083,506	6,093,287	5,804,464
Shareholders’ equity	736,712	761,199	634,092	635,205	631,507

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by United’s statements for a variety of factors including, but not limited to: changes in economic conditions; business conditions in the banking industry; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving banking industry standards.
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
On July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. Because the results of operations of Premier are not significant, pro forma information is not provided. The purchase price was allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of approximately $148 million and $11 million, respectively. As a result of the merger, United assumed approximately $2.5 million of liabilities to provide severance benefits to terminated employees of Premier. A balance of $811 thousand remains as of December 31, 2008 for the assumed liabilities to provide several benefits to terminated employees of Premier. The acquisition of Premier expanded United’s presence in the rapidly growing and economically attractive Metro DC area and afforded United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
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
The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.
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
USE OF FAIR VALUE MEASUREMENTS
On January 1, 2008, United adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) to determine the fair value of its financial instruments based on the fair value hierarchy established in SFAS 157, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs in the methodology for determining fair value are observable or unobservable. Observable inputs reflect market-based information obtained from independent sources (Level 1 or Level 2), while unobservable inputs reflect management’s estimate of market data (Level 3). For assets and liabilities that are actively traded and have quoted prices or observable market data, a minimal amount of subjectivity concerning fair value is needed. Prices and values obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. When quoted prices or observable market data are not available, management’s judgment is necessary to estimate fair value.
At December 31, 2008, approximately 13.99% of total assets, or $1.13 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 91.05% or $1.03 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 8.95% or $101.44 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At December 31, 2008, only $19.00 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note T for additional information regarding SFAS 157 and its impact on United’s financial statements.
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
Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.
On January 27, 2009, United announced that it decided not to participate in the U.S. Treasury’s TARP Capital Purchase Program. United had received preliminary approval to receive up to $197.28 million of capital from the TARP Capital Purchase Program. United’s management and Board of Directors, after careful consideration, believed it was in the best interests of United’s shareholders not to participate. The program’s restrictions on possible future dividend increases, the dilution to earnings, and the uncertainty surrounding future requirements of the program outweighed the benefits of United’s participation in the program.

United has elected to take part in the FDIC’s Transaction Account Guarantee Program and is eligible for participation in the FDIC’s debt guarantee program, both are part of the FDIC’s Temporary Liquidity Guarantee Program. The Transaction Account Guarantee Program provides a full guarantee on all non-interest-bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009.  Additionally, United is eligible for participation in the FDIC’s debt guarantee program, which provides for the guarantee of eligible newly issued senior unsecured debt of participating entities.
2008 COMPARED TO 2007
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2008 were $8.10 billion, an increase of $107.35 million or 1.34% from year-end 2007. The increase was primarily the result of growth in portfolio loans of $220.67 million or 3.81% and an increase in other assets of $27.57 million or 12.94%. These increases were partially offset by decreases in cash and cash equivalents and investment securities of $17.12 million and $102.94 million, respectively. The increase in total assets is reflected in a corresponding increase in total liabilities of $131.84 million or 1.82% from year-end 2007. The increase in total liabilities was due mainly to growth in deposits of $298.20 million or 5.57% which more than offset a reduction of $179.22 million or 9.90% in borrowings. Shareholders’ equity decreased $24.49 million or 3.22% from year-end 2007. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents decreased $17.12 million or 7.42% from year-end 2007. Of this total decrease, cash and due from banks decreased $11.69 million or 5.77%, interest-bearing deposits with other banks increased $3.63 million or 34.36%, and federal funds sold decreased $9.05 million or 51.72%. During the year of 2008, net cash of $113.94 million and $72.49 million was provided by operating and financing activities, respectively. Net cash of $203.54 million was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.
Securities
Total investment securities decreased $102.94 million or 7.38% since year-end 2007. Securities available for sale decreased $59.52 million or 5.15% due to $622.92 million in sales, maturities and calls of securities, $626.20 million in purchases and a decrease of $61.62 million in market value. Securities held to maturity declined $40.82 million or 25.96% from year-end 2007 due to calls and maturities of securities. Other investment securities decreased $2.60 million or 3.21%.
The following is a summary of available for sale securities at December 31:

	2008	2007	2006
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$10,704	$42,689	$7,993
States and political subdivisions	112,720	117,713	110,261
Mortgage-backed securities	883,361	846,037	777,133
Marketable equity securities	5,070	6,752	6,200
Corporate securities	153,261	149,823	115,253

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$1,165,116	$1,163,014	$1,016,840

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$1,097,043	$1,156,561	$1,010,252

The following is a summary of held to maturity securities at December 31:

	2008	2007	2006
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$11,455	$11,572	$11,682
States and political subdivisions	34,495	59,466	62,703
Mortgage-backed securities	135	165	234
Corporate securities	70,322	86,025	137,677

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$116,407	$157,228	$212,296

TOTAL HELD TO MATURITY SECURITIES, at fair value	$103,505	$158,165	$215,678

Gross unrealized losses on investment securities were $99.61 million at December 31, 2008. Securities in a continuous unrealized loss position for twelve months or more at December 31, 2008 consisted primarily of corporate securities. These corporate securities were mainly single issue trust preferred securities and trust preferred collateralized debt obligations.
As of December 31, 2008, United’s corporate securities had an amortized cost of $223.58 million, with an estimated fair value of $147.88 million. During the first quarter of 2009, two securities in this portfolio matured at par, reducing the amortized cost by $8.99 million, or approximately 4.00%. The remaining portfolio consisted primarily of $137.74 million in pooled trust preferred securities, with a fair value of $84.13 million, and $70.74 million in single issue trust preferred securities with an estimated fair value of $49.56 million. In addition to the trust preferred securities, the Company held positions in various other securities totaling $6.11 million, none of which were individually significant.
The pooled trust preferred securities consisted of positions in 22 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. All pooled trust preferred securities are receiving full scheduled principal and interest payments. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $25.32 million of the Company’s pooled securities, while Mezzanine tranches represent $112.42 million. Of the $112.42 million in Mezzanine tranches, $22.45 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2008, $36.56 million of the pooled trust preferred securities were investment grade, while $101.18 million were split rated with one investment grade rating and one below investment grade rating. In terms of capital adequacy, the Company allocates additional risk based capital to the below investment grade securities.
Of the $70.74 million in single issue trust preferred securities at December 31, 2008, $37.91 million or 53.58% were investment grade; $17.85 million or 25.24% were unrated; $9.38 million or 13.26% were split rated; and $5.60 million or 7.92% were below investment grade. The two largest exposures accounted for 33.49% of the $70.74 million. These included Royal Bank of Canada at $13.43 million and Wells Fargo at $10.27 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.
Management does not believe any individual security with an unrealized loss as of December 31, 2008 is other than temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the probability of contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
More information relating to investment securities is presented in Note C, Notes to Consolidated Financial Statements.

Loans
Loans held for sale decreased $402 thousand or 31.65% as loan sales in the secondary market slightly exceeded loan originations during the year of 2008. Portfolio loans, net of unearned income, increased $220.67 million or 3.81% from year-end 2007 mainly due to increases in commercial real estate loans of $139.77 million or 9.27%, commercial loans (not secured by real estate) of $64.89 million or 5.36%, and single-family residential real estate loans of $32.86 million or 1.75%. Other real estate loans also increased $5.31 million or 2.21%. Construction loans were relatively flat from year-end 2007, increasing $672 thousand or less than 1%. These increases were partially offset by a decrease from year-end 2007 in installment loans of $23.49 million or 6.54%.
Major classifications of loans are as follows:

	December 31
	2008	2007	2006	2005	2004
			(In thousands)
Commercial, financial and agricultural	$1,274,937	$1,210,049	$954,024	$934,780	$864,511
Real estate mortgage	3,807,876	3,629,946	2,986,774	2,994,406	2,849,917
Real estate construction	601,995	601,323	523,042	347,274	303,516
Consumer	335,750	359,243	349,868	380,062	406,758
Less: Unearned interest	(6,403)	(7,077)	(6,961)	(6,693)	(6,426)

Total loans	6,014,155	5,793,484	4,806,747	4,649,829	4,418,276
Allowance for loan losses	(61,494)	(50,456)	(43,629)	(44,138)	(43,365)

TOTAL LOANS, NET	$5,952,661	$5,743,028	$4,763,118	$4,605,691	$4,374,911

Loans held for sale	$868	$1,270	$2,041	$3,324	$3,981

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	21.20%	20.89%	19.85%	20.10%	19.57%
Real estate mortgage	63.31%	62.65%	62.14%	64.40%	64.50%
Real estate construction	10.01%	10.38%	10.88%	7.47%	6.87%
Consumer	5.48%	6.08%	7.13%	8.03%	9.06%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2008:

	Less Than	One To	Greater Than
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial and agricultural	$676,257	$361,952	$236,728	$1,274,937
Real estate construction	601,995	—	—	601,995

Total	$1,278,252	$361,952	$236,728	$1,876,932

At December 31, 2008, commercial, financial and agricultural loans by maturity are as follows:

	Less Than	One to	Over
	One Year	Five Years	Five Years	Total

Outstanding with fixed interest rates	$215,124	$189,541	$166,524	$572,189
Outstanding with adjustable rates	461,133	172,411	70,204	702,748

	$676,257	$361,952	$236,728	$1,274,937

There were no real estate construction loans with maturities greater than one year.
More information relating to loans is presented in Note E, Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $27.57 million or 12.94% from year-end 2007 due mainly to increases of $37.28 million in deferred tax assets, $13.45 million in other real estate owned (OREO), $5.35 million in the derivative asset, and $4.09 million in the cash surrender value of bank-owned life insurance policies. Partially offsetting these increases from year-end 2007 were decreases in the funded status of United’s pension plan of $25.82 million, core deposit intangibles of $3.49 million, accounts receivable of $1.56 million and income taxes receivable of $1.49 million.
Deposits
Deposits represent United’s primary source of funding. Total deposits at December 31, 2008 grew $298.20 million or 5.57% since year-end 2007. In terms of composition, noninterest-bearing deposits were relatively flat, decreasing $7.33 million or slightly less than 1% while interest-bearing deposits increased $305.53 million or 6.89% from December 31, 2007.
The slight decrease in noninterest-bearing deposits was due mainly to decreases in personal noninterest-bearing deposits of $5.44 million or 2.19% and official checks of $2.19 million or 5.76%.
The increase in interest-bearing deposits was due mainly to a growth in time deposits under $100,000 of $328.78 million or 21.11%. This increase in interest-bearing deposits was due likely to the volatility in the stock market. Time deposits over $100,000 increased $57.81 million or 6.06%. Interest-bearing money market accounts (MMDAs) decreased $79.20 million or 5.56%. Regular savings and interest-bearing checking account balances were relatively flat. Regular savings decreased $2.25 million while interest-bearing checking balances increased $399 thousand. Both changes were less than 1%.
The table below summarizes the changes by deposit category since year-end 2007:

	December 31	December 31
(Dollars In thousands)	2008	2007	$ Change	% Change
Demand deposits	$419,091	$409,109	$9,982	2.44%
Interest-bearing checking	175,065	174,666	399	0.23%
Regular savings	322,478	324,728	(2,250)	(0.69%)
Money market accounts	1,833,472	1,929,985	(96,513)	(5.00%)
Time deposits under $100,000	1,886,256	1,557,478	328,778	21.11%
Time deposits over $100,000	1,011,592	953,784	57,808	6.06%

Total deposits	$5,647,954	$5,349,750	$298,204	5.57%

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2009	$2,175,667
2010	408,298
2011	145,730
2012	84,566
2013 and thereafter	83,587

TOTAL	$2,897,848

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2008 are summarized as follows:

(Dollars In thousands)	Amount
3 months or less	$435,272
Over 3 through 6 months	142,199
Over 6 through 12 months	178,874
Over 12 months	255,247

TOTAL	$1,011,592

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2008			2007			2006
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$210,244	—	—	$202,319	—	—	$399,298	—	—
NOW and money market deposits	2,203,701	$17,571	0.80%	2,136,375	$37,337	1.75%	1,932,103	$33,928	1.76%
Savings deposits	334,564	638	0.19%	334,155	1,970	0.59%	336,008	1,239	0.37%
Time deposits	2,688,521	105,826	3.94%	2,313,736	107,611	4.65%	2,017,509	83,350	4.13%

TOTAL	$5,437,030	$124,035	2.28%	$4,986,585	$146,918	2.95%	$4,684,918	$118,517	2.53%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.
Borrowings
Total borrowings at December 31, 2008 decreased $179.22 million or 9.90% during the year of 2008. Since year-end 2007, short-term borrowings decreased $257.74 million or 24.88% due to a $222 million reduction in overnight FHLB borrowings. Federal funds purchased increased $31.11 million or 32.05% while securities sold under agreements to repurchase decreased $65.56 million or 13.11% since year-end 2007.
Long-term borrowings increased $78.52 million or 10.14% since year-end 2007 as long-term FHLB advances increased $89.27 million or 15.44%. Issuances of trust preferred securities decreased $10.74 million or 5.48%. In January of 2008, United redeemed the Capital Securities of United Statutory Trust II. As part of the redemption, United retired the $10.31 million principal amount of 8.59% Junior Subordinated Debentures issued by United Statutory Trust II.
During the fourth quarter of 2007, United through its subsidiary, United Statutory Trust I, redeemed $10.31 million of trust preferred securities. The securities were redeemed at par value plus accrued interest. The securities carried an interest rate of 8.45% at the time of redemption.

The table below summarizes the changes by borrowing category since year-end 2007:

	December 31		Amount	Percentage
	2008	2007	Change	Change
(Dollars In thousands)
Federal funds purchased	$128,185	$97,074	$31,111	32.05%
Securities sold under agreements to repurchase	434,425	499,989	(65,564)	(13.11%)
Overnight FHLB advances	212,000	434,000	(222,000)	(51.15%)
TT&L note option	3,710	5,000	(1,290)	(25.80%)
Long-term FHLB advances	667,538	578,272	89,266	15.44%
Issuances of trust preferred capital securities	185,147	195,890	(10,743)	(5.48%)

Total borrowings	$1,631,005	$1,810,225	$(179,220)	(9.90%)

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $19.03 million or 29.16% from year-end 2007 mainly as a result of an increase in derivative liabilities of $18.22 million due to a change in value, income taxes payable of $5.15 million due to a timing difference in payments and a liability of $1.58 million was recorded for split dollar life insurance policies based on the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. Interest payable decreased $3.73 million due to a decline in borrowings and interest rates and other accrued expenses declined $325 thousand due to payments.
Shareholders’ Equity
Shareholders’ equity at December 31, 2008 decreased $24.49 million or 3.22% from December 31, 2007 as United continues to balance capital adequacy and the return to shareholders. Accumulated other comprehensive income decreased $63.67 million due mainly to a decline of $40.05 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio. The after-tax funded status of United’s pension plan declined $16.44 million. The fair value of cash flow hedges decreased $7.40 million, net of deferred taxes.
The decrease in shareholders’ equity was partially offset by earnings net of dividends declared which equaled $36.72 million for the year of 2008.
EARNINGS SUMMARY
Net income for the year 2008 was $86.95 million or $2.00 per diluted share compared to $90.67 million or $2.15 per diluted share for the year of 2007. These results for the year of 2008 saw an increase in the provision for credit losses of $19.83 million from the year of 2007 due to increases in nonperforming assets, loan charge-offs and inherent risk factors as a result of the current economic environment. Additionally, the results for the year of 2008 included noncash before-tax other-than-temporary impairment charges of $9.89 million on certain investment securities.
The results for the year of 2007 included significant charges to prepay certain long-term debt and consummate the acquisition of Premier. During 2007, United prepaid certain Federal Home Loan Bank (FHLB) long-term advances and terminated interest rate swaps associated with some of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of $5.12 million. The termination of the interest rate swaps resulted in a before-tax loss of $8.11 million. During the third quarter of 2007, United completed its acquisition of Premier based in Winchester, Virginia. Merger expenses and related integration costs of the Premier acquisition were $1.48 million for the year of 2007.
United’s return on average assets for the year of 2008 was 1.09% and return on average shareholders’ equity was 11.12% as compared to 1.28% and 12.99% for the year of 2007.

Tax-equivalent net interest income for the year of 2008 was $267.02 million, an increase of $25.13 million or 10.39% from the prior year. The provision for credit losses was $25.16 million for the year 2008 as compared to $5.33 million for the year of 2007.
Noninterest income was $67.30 million for the year of 2008, up $9.55 million or 16.54% when compared to the prior year. The results for 2008 included the previously mentioned noncash before-tax other-than-temporary impairment charges of $9.89 million. Included in noninterest income for the year of 2007 was the before-tax loss of $8.11 million on the termination of interest rate swaps associated with the prepayment of FHLB advances. Noninterest expense was $171.07 million, an increase of $23.14 million or 15.65% for the year of 2008 when compared to 2007. Noninterest expense for the year of 2007 included the before-tax penalties of $5.12 million to prepay FHLB advances.
United’s effective tax rate was approximately 29.8% and 30.2% for years ended December 31, 2008 and 2007, respectively, as compared to 31.4% for 2006.
The following discussion explains in more detail the results of operations by major category.
Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2008, are summarized below.
Tax-equivalent net interest income for the year of 2008 was $267.02 million, an increase of $25.13 million or 10.39% from the year of 2007. The net interest margin for the year of 2008 was 3.70%, down 6 basis points from a net interest margin of 3.76% during the same period last year.
Tax-equivalent interest income for the year of 2008 was $444.14 million, an $11.06 million or 2.43% decrease from the year of 2007. This decrease in tax-equivalent interest income was primarily attributable to a decrease of 92 basis points in the yield on average earning assets due to a decrease in market interest rates. The average yield on net loans was 6.34% for the year of 2008, down 110 basis points from 7.44% for the year of 2007 while the average yield on investment securities was 5.46% for the year of 2008, a decrease of 24 basis points from 5.70% for the year of 2007. Partially offsetting the decrease in tax-equivalent interest income was an increase in average earning assets of $789.13 million or 12.26% as average net loans increased $705.65 million or 13.82% due mainly to the Premier acquisition. Average investment securities increased $95.48 million or 7.45%.
Interest expense for the year of 2008 was $177.12 million, a decrease of $36.19 million or 16.97% from the year of 2007. The decrease in interest expense for the year of 2008 was mainly due to a decrease of 107 basis points in the cost of funds from the year of 2007 as a result of lower market interest rates during 2008. The average cost of interest-bearing deposits was 2.71% for the year of 2008, down 83 basis points from 3.54% for the year of 2007 while the average cost of short-term borrowings was 1.69% for the year of 2008, a decrease of 262 basis points from 4.31% for the year of 2007. The average cost of long-term borrowings was 4.49% for the year of 2008, a decrease of 112 basis points from 5.61% for the year of 2007 as a result of a decrease in market interest rates and the refinancing of long-term debt during the second and fourth quarters of 2007. Average interest-bearing deposits increased $423.66 million or 10.22%, average short-term borrowings increased $161.66 million or 22.65% and average long-term borrowings increased $216.98 million or 34.14% due primarily to the Premier acquisition.
The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2008, 2007 and 2006 with the consolidated interest and rate earned or paid on such amount.

	Year Ended			Year Ended			Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$36,752	$714	1.94%	$48,754	$2,504	5.14%	$41,444	$1,804	4.35%
Investment Securities:
Taxable	1,168,192	59,652	5.11%	1,059,530	55,054	5.20%	1,122,940	57,374	5.11%
Tax-exempt (1) (2)	209,386	15,503	7.40%	222,564	17,989	8.08%	232,241	19,523	8.41%

Total Securities	1,377,578	75,155	5.46%	1,282,094	73,043	5.70%	1,355,181	76,897	5.67%
Loans, net of unearned income (1) (2) (3)	5,865,609	368,271	6.28%	5,151,252	379,654	7.37%	4,729,810	337,434	7.13%
Allowance for loan losses	(55,476)			(46,766)			(44,089)

Net loans	5,810,133		6.34%	5,104,486		7.44%	4,685,721		7.20%

Total earning assets	7,224,463	$444,140	6.15%	6,435,334	$455,201	7.07%	6,082,346	$416,135	6.84%

Other assets	782,605			665,551			558,878

TOTAL ASSETS	$8,007,068			$7,100,885			$6,641,224

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,569,583	$124,035	2.71%	$4,145,925	$146,918	3.54%	$3,819,820	$118,517	3.10%
Short-term borrowings	875,545	14,828	1.69%	713,886	30,745	4.31%	744,057	30,051	4.04%
Long- term borrowings	852,457	38,256	4.49%	635,476	35,647	5.61%	509,587	32,522	6.38%

Total Interest-Bearing Funds	6,297,585	177,119	2.81%	5,495,287	213,310	3.88%	5,073,464	181,090	3.57%

Noninterest-bearing deposits	867,447			840,660			865,098
Accrued expenses and other liabilities	60,173			67,053			60,674

TOTAL LIABILITIES	7,225,205			6,403,000			5,999,236
SHAREHOLDERS’ EQUITY	781,863			697,885			641,988

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,007,068			$7,100,885			$6,641,224

NET INTEREST INCOME		$267,021			$241,891			$235,045

INTEREST SPREAD			3.34%			3.19%			3.27%
NET INTEREST MARGIN			3.70%			3.76%			3.86%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007 and 2006.

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

	2008 Compared to 2007				2007 Compared to 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$(617)	$(1,560)	$387	$(1,790)	$318	$327	$55	$700
Investment securities:
Taxable	5,650	(954)	(98)	4,598	(3,240)	1,011	(91)	(2,320)
Tax exempt (1), (2)	(1,065)	(1,513)	92	(2,486)	(814)	(766)	46	(1,534)

Loans (1),(2),(3)	52,500	(56,149)	(7,734)	(11,383)	30,151	11,246	823	42,220

TOTAL INTEREST INCOME	56,468	(60,176)	(7,353)	(11,061)	26,415	11,818	833	39,066

Interest expense:
Interest-bearing deposits	$14,997	$(34,411)	$(3,469)	$(22,883)	$10,109	$16,807	$1,485	$28,401
Short-term borrowings	6,968	(18,704)	(4,181)	(15,917)	(1,219)	2,009	(96)	694
Long-term borrowings	12,173	(7,117)	(2,447)	2,609	8,032	(3,924)	(983)	3,125

TOTAL INTEREST EXPENSE	34,138	(60,232)	(10,097)	(36,191)	16,922	14,892	406	32,220

NET INTEREST INCOME	$22,330	$56	$2,744	$25,130	$9,493	$(3,074)	$427	$6,846

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 8.75% in 2008 and 9% in 2007 and 2006.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
At December 31, 2008, nonperforming loans were $54.20 million or 0.90% of loans, net of unearned income compared to nonperforming loans of $28.33 million or 0.49% of loans, net of unearned income at December 31, 2007. The increase in nonperforming loans since year-end is indicative of the decline in economic conditions. These nonperforming loans are not of one particular portfolio, but rather represent several customer segments. Higher unemployment levels, economic fears, and declines in real estate values have impacted the performance of both consumer and commercial portfolios. The components of nonperforming loans include nonaccrual loans and loans, which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis.
Loans past due 90 days or more were $11.88 million at December 31, 2008, a decrease of $2.33 million or 16.39% from $14.21 million at year-end 2007. At year-end 2008, nonaccrual loans were $42.32 million, an increase of $28.20 million or 199.80% from $14.12 million at year-end 2007. The increase in nonaccrual loans since year-end 2007 was primarily the result of the deterioration in economic conditions during 2008. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. Total nonperforming assets of $74.02 million, including OREO of $19.82 million at December 31, 2008, represented 0.91% of total assets which compares favorably to United’s most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) percentage of 1.51% at December 31, 2008.

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

	December 31
	2008	2007	2006	2005	2004
	(In thousands)
Nonaccrual loans	$42,317	$14,115	$5,755	$7,146	$6,352
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	11,881	14,210	8,432	6,039	4,425

Total nonperforming loans	54,198	28,325	14,187	13,185	10,777

Other real estate owned	19,817	6,365	4,231	2,941	3,692

TOTAL NONPERFORMING ASSETS	$74,015	$34,690	$18,418	$16,126	$14,469

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2008, impaired loans were $59.74 million, which was an increase of $28.79 million or 93.02% from the $30.95 million in impaired loans at December 31, 2007. Generally, the increase in impaired loans from year-end 2007 is indicative of a weakened credit environment due to a deterioration of economic conditions. Specifically, the increase in impaired loans was due partially to the addition of $2.67 million of commercial loans to a rental car agency and $2.20 million of commercial and personal loans to an automobile dealer. Most of these credits are collateralized by motor vehicle inventory or real estate. In addition, several residential real estate construction loans totaling approximately $11.83 million were added during the year of 2008. The loans are collateralized by land, some with partially completed homes. The remainder of the increase is primarily due to six large commercial credits totaling $10.42 million that were added during the year of 2008. Most of these loans are to commercial real estate developers. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.
United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At December 31, 2008, the allowance for credit losses was $63.60 million, compared to $58.74 million at December 31, 2007. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.06% and 1.01% at December 31, 2008 and 2007, respectively. The ratio of the allowance for credit losses to nonperforming loans was 117.4% and 207.4% at December 31, 2008 and 2007, respectively.
For the years ended December 31, 2008 and 2007, the provision for credit losses was $25.16 million and $5.33 million, respectively. Net charge-offs were $20.30 million for the year of 2008 as compared to net charge-offs of $6.61 million for the year of 2007. These higher amounts of provision expense and net charge-offs for 2008 reflected a weakened credit environment due to a deterioration of economic conditions. Net charge-offs as a percentage of average loans were 0.35% for the year of 2008 which compares favorably to United’s most recently reported peer group banking companies’ net charge-offs to average loans percentage of 0.60% for the year of 2008.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$58,744	$52,371	$52,871	$51,353	$51,432

Allowance of purchased company at date of acquisition	—	7,648	—	—	—

Loans charged off:
Commercial, financial and agricultural	5,014	832	1,060	2,442	1,524
Real estate	7,201	900	778	1,422	1,518
Real estate construction	6,375	4,460	—	—	—
Consumer and other	2,608	1,546	1,390	2,152	3,497

TOTAL CHARGE-OFFS	21,198	7,738	3,228	6,016	6,539

Recoveries:
Commercial, financial and agricultural	233	297	505	677	387
Real estate	264	376	374	778	1,080
Real estate construction	23	10	—	—	—
Consumer and other	382	450	412	461	596

TOTAL RECOVERIES	902	1,133	1,291	1,916	2,063

NET LOANS CHARGED OFF	20,296	6,605	1,937	4,100	4,476
Provision for credit losses	25,155	5,330	1,437	5,618	4,520

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	63,603	58,744	52,371	52,871	51,476

Less: Balance of allowance for credit losses, discontinued operations	—	—	—	—	(123)

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR, CONTINUING OPERATIONS	$63,603	$58,744	$52,371	$52,871	$51,353

Loans outstanding at the end of period (gross), continuing operations (1)	$6,020,558	$5,800,561	$4,813,708	$4,656,522	$4,424,702

Average loans outstanding during period (net of unearned income) (1)	$5,863,858	$5,149,430	$4,726,758	$4,493,322	$4,228,070

Net charge-offs as a percentage of average loans outstanding	0.35%	0.13%	0.04%	0.09%	0.11%

Allowance for credit losses, continuing operations as a percentage of nonperforming loans	117.4%	207.4%	369.2%	401.0%	476.5%

(1)	Excludes loans held for sale.
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
Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current environmental conditions. The allowance for credit losses includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the allowance accounts for the inherent imprecision in the allowance for credit losses analysis. Over the past several years, United has grown through acquisition, and accordingly, expanded the geographic area in which it operates. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio in these other geographic areas.
The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	December 31
	2008	2007	2006	2005	2004
	(In thousands)
Commercial, financial and agricultural	$39,550	$32,957	$27,512	$27,053	$27,356
Real estate	4,144	3,058	3,266	6,443	6,404
Real estate construction	10,169	9,169	7,178	2,587	1,961
Consumer and other	4,920	4,166	4,014	5,842	6,179
Lending related commitments	2,109	8,287	8,742	8,733	7,987
Allowance for estimated imprecision	2,711	1,107	1,659	2,213	1,589

	63,603	58,744	52,371	52,871	51,476

Less: Allowance for credit losses, discontinued operations	—	—	—	—	(123)

Total	$63,603	$58,744	$52,371	$52,871	$51,353

United’s formal company-wide process at December 31, 2008 produced increased allocations in all of the four loan categories. The components of the allowance allocated to commercial loans increased by $6.59 million due to the impact of an increase in historical loss rates, increased outstandings in the watch loan pool, an increase in qualitative factors for business and economic conditions and higher specific allocations on impaired loans. The real estate loan pool allocations increased $1.09 million also as a result of increases in historical loss rates, qualitative factors and allocations for pool subsets having higher levels of risk. The real estate construction loan pool allocations increased $1.00 million primarily due to increased specific allocations of impaired loans and allocations for pool subsets having higher levels of risk. The components of the allowance allocated to consumer loans increased by $754 thousand due to an increase in qualitative factors as well an increase in the allocation for overdraft loss. The methodology for calculation of the unfunded commitments liability was changed to be more consistent with the historical utilization of unfunded commitments and this resulted in a decrease of $6.18 million.
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

Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $5.43 million at December 31, 2008 and $3.61 million at December 31, 2007. Compared to the prior year-end, this element of the allowance increased by $1.82 million due to the combination of increased commercial and real estate construction and development loan pool allocations.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at December 31, 2008 by $1.60 million to $2.71 million. This represents 4.26% of the bank’s total allowance for credit loss and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $63.60 million at December 31, 2008 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.
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
Noninterest income was $67.30 million for the year of 2008, up $9.55 million or 16.54% from the year of 2007. Included in noninterest income for the year of 2008 were noncash before-tax other-than-temporary impairment charges on investment securities totaling $9.89 million and a $917 thousand gain related to Visa’s initial public offering and the partial redemption of Visa shares held by United. The noncash before-tax other-than-temporary impairment charges of $9.89 million consisted of a charge of $889 thousand on certain marketable equity securities that had been in an unrealized loss position for more than six months and a charge of $9.00 million on a corporate debt holding. Noninterest income for the year of 2007 was $57.75 million which included an $8.11 million before-tax loss on the termination of interest rate swaps associated with the prepayment of FHLB advances. Excluding the results of the interest rate swap terminations and investment security transactions, noninterest income for the year of 2008 would have increased $10.79 million or 16.37% from the year of 2007.
The rise in noninterest income in the year of 2008 from the same period in 2007 was due in large part to an increase of $5.35 million or 15.82% in fees from deposit services mainly as a result of United’s High Performance Checking program and the Premier acquisition. In particular, insufficient funds (NSF) fees and check card fees increased $3.32 million or 17.13% and $1.27 million or 27.53%, respectively, for the year of 2008 as compared to the same period in 2007. In addition, account analysis fees increased $718 thousand from year-end 2007.

Trust income and brokerage commissions increased $1.17 million or 7.58% due to a greater volume of business and a larger customer base. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.
Mortgage banking income decreased $142 thousand or 26.94% due to fewer mortgage loan sales in the secondary market during the year of 2008 as compared to 2007. Mortgage loan sales were $31.15 million in 2008 as compared to $38.19 million in 2007. For the year 2008, income from bank owned life insurance policies decreased $1.30 million or 24.05% due mainly to a decrease in cash surrender value while fees from bankcard transactions decreased $248 thousand or 4.09% due to decreased volume as a result of less consumer spending compared to the year of 2007.
Other income increased $5.73 million or 191.03% for the year of 2008 as compared to last year’s income during the same period. This increase in other income is due mainly to an increase of $6.85 million in the fair value of certain derivative financial instruments not in a hedging relationship with a similar amount of expense related to a decline in the fair value of derivative financial instruments included in other expense. Income from the outsourcing of official checks processing for the year of 2008 decreased $832 thousand over the same period last year. The outsourcing of official checks processing was discontinued in 2008 and brought “in-house”.
Other Expense
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2008 was $171.07 million, an increase of $23.14 million or 15.65% from the year of 2007. Results for the year of 2007 included merger expenses and related integration costs of the Premier acquisition of $1.48 million as well as before-tax penalties of $5.12 million to prepay FHLB advances.
Salaries and benefits expense for the year of 2008 increased $9.79 million or 15.00% from the year of 2007. Salaries increased $7.97 million or 15.19% due mainly to the additional employees from the Premier merger while benefits expense increased $1.66 million or 15.49%. Specifically within benefits expense were increases in health insurance costs and employment taxes of $831 thousand and $539 thousand, respectively. Also included in salaries and benefits expense for the year of 2008 was expense for stock options of $547 thousand as compared to $91 thousand for the year of 2007.
Net occupancy expense increased $2.26 million or 15.68% for the year of 2008 as compared to the year of 2007. The higher net occupancy expense for 2008 was due mainly to additional building depreciation, building rental expense, and building maintenance from the branches added in the Premier merger. Equipment expense, including other real estate owned (OREO), increased $1.88 million or 26.63% for the year of 2008 as compared to the year of 2007. The increase from 2007 was due mainly to an increase in losses due to deterioration in property values associated with OREO.
Data processing expense increased $1.37 million or 15.79% for the year of 2008 as compared to the year of 2007. The increase was primarily due to additional outsourcing of processing functions and a change in processing procedures in addition to the Premier merger. The expense for outsourcing of functions was partially offset by a reduction in personnel expense while the change in processing procedures is expected to result in future cost savings as United meets the requirements of Check 21.
Bankcard processing fees decreased $327 thousand or 6.35% due to decreased transactions as a result of less consumer spending for the year of 2008 as compared to last year.
Other expenses increased $13.30 million or 31.43% for the year of 2008 as compared to the year of 2007 due mainly to an increase of $6.85 million from a decline in the fair value of derivatives not in a hedging relationship. Amortization of core deposit intangibles for the year of 2008 increased $626 thousand from the same time period in 2007 due to the Premier merger. Marketing and related costs of United’s High Performance Checking program increased $530 thousand in the year of 2008 as compared to the year of 2007. In addition, several general operating expenses such as postage, telephone, ATM processing, office supplies, advertising, and armored car increased as a result of the additional branches from the Premier merger.
United’s efficiency ratio was 48.03% for the year of 2008 which was comparable to 48.01% for the year of 2007.
Income Taxes
For the year ended December 31, 2008, income taxes were $36.91 million, compared to $39.24 million for 2007. For the years ended December 31, 2008 and 2007, United’s effective tax rates were 29.8% and 30.2%, respectively. For further details related to income taxes, see Note L, Notes to Consolidated Financial Statements.
During the third quarter of 2008, United reduced its income tax reserve by $1.42 million as compared to a 2007 reduction of $1.06 million due to the expiration of the statute of limitations for examination of certain years.
As of January 1, 2009, the State of West Virginia changed its method of taxation to a unitary combined reporting of income for corporations taxable in West Virginia. A unitary business is defined as a commonly controlled group of businesses. Combined reporting is a tax reporting method where all of the members of a unitary group are required to determine their net income based on the activities of the unitary group as a whole. The resulting impact to United will be an increase in state income tax expense of approximately 1% to 2% in the effective tax rate.
Quarterly Results
The first quarter of 2008 remained consistent in diluted earnings per share in comparison to the same quarter in 2007. Net income for the first quarter of 2008 was $25.70 million or $0.59 per diluted share basis compared to $24.41 million or $0.59 per diluted share in 2007. For the second quarter of 2008, net income was $25.15 million or $0.58 per diluted share compared to $24.51 million or $0.60 per diluted share in 2007. In the third quarter of 2008, earnings were $19.59 million or $0.45 per diluted share as compared to $25.80 million or $0.60 per diluted share in the third quarter of 2007. The results for the third quarter of 2008 included a noncash before-tax other-than-temporary impairment charge of $9.00 million on a corporate debt holding and a positive tax adjustment of $1.42 million due to the expiration of the statute of limitations for examinations of certain years.
Fourth quarter of 2008 net income was $16.52 million or $0.38 per diluted share as compared to $15.95 million or $0.37 per diluted share in the fourth quarter of 2007. The results for the fourth quarter saw an increase in the provision for credit losses of $9.63 million from the same time periods in 2007 due mainly to increases in nonperforming assets, loan charge-offs and inherent risk factors as a result of the current economic conditions. The results for the fourth quarter of 2008 also included a noncash before-tax other-than-temporary impairment charge of $889 thousand on certain marketable equity securities. The results for the fourth quarter of 2007 included charges of $13.23 million to prepay certain FHLB long-term advances and terminate associated interest rate swaps.
Tax-equivalent net interest income for the fourth quarter of 2008 was $66.41 million, an increase of $1.42 million or 2.18% from the fourth quarter of 2007. This increase in tax-equivalent net interest income was primarily attributable to an increase of $308.39 million or 4.42% in average earning assets as average net loans grew $295.48 million or 5.27% from the fourth quarter of 2007. In addition, the average cost of funds declined 130 basis points for the fourth quarter of 2008 as compared to the fourth quarter of 2007. The decrease in the average cost of funds was due mainly to a decrease in market interest rates. Partially offsetting these increases in net interest income was a decline of 120 basis points in the average yield on earning assets due to the decrease in market interest rates. The net interest margin for the fourth quarter of 2008 was 3.63%, a decrease of 8 basis points from a net interest margin of 3.71% for the fourth quarter of 2007.
For the quarters ended December 31, 2008 and 2007, the provision for credit losses was $12.21 million and $2.58 million, respectively. These higher amounts of provision expense and net charge-offs for 2008 reflected a weakened credit environment due to a deterioration of economic conditions. Net charge-offs were $7.99 million for the fourth quarter of 2008 as compared to $2.45 million for the fourth quarter of 2007.

Noninterest income for the fourth quarter of 2008 was $19.18 million, an increase of $10.20 million from the fourth quarter of 2007. The increase was mainly due to a before-tax loss of approximately $8.90 million during the fourth quarter of 2007 on the termination of an interest rate swap associated with the prepayment of a FHLB advance. Net losses on investment securities were $1.16 million for the fourth quarter of 2008 as compared to net losses of $562 thousand for the fourth quarter of 2007. Net losses on investment securities for the fourth quarter of 2008 included a noncash before-tax other-than-temporary impairment charge of $889 thousand on certain marketable equity securities. Excluding the amounts associated with the interest rate swap termination and security transactions, noninterest income for the fourth quarter of 2008 would have increased $1.90 million or 10.28% from the fourth quarter of 2007. This increase primarily resulted from an increase of $5.02 million in the fair value of derivatives not in a hedging relationship. A similar amount of expense related to a decline in the fair value of derivatives is included in other expense in the income statement. Income from bank owned life insurance policies declined $1.27 million due to a decrease in the cash surrender value. Revenue from trust and brokerage services for the fourth quarter of 2008 declined $749 thousand due mainly to a decrease in the value of the trust assets under management while fees from bankcard services declined $561 thousand due mainly to a decrease in volume from the fourth quarter of 2007.
Noninterest expense for the fourth quarter of 2008 was $46.60 million, an increase of $1.68 million from the fourth quarter of 2007. Included in the results for the fourth quarter of 2007 were before-tax penalties of approximately $4.33 million to prepay FHLB advances. Excluding the prepayment penalties on FHLB advances, noninterest expense would have decreased $6.02 million or 14.82% due mainly to the previously mentioned increase of $5.02 million in expense from derivatives not in a hedging relationship in which a similar amount of income is included in other income in the income statement. In addition, equipment expense including other real estate owned (OREO) increased $671 thousand due mainly to increased losses as a result of a decline in values associated with OREO properties. Net occupancy expense increased $220 thousand or 5.46% due mainly to increases in building maintenance and lease expense.
Additional quarterly financial data for 2008 and 2007 may be found in Note U, Notes to Consolidated Financial Statements.
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
United’s business and earnings are also affected by general and local economic conditions. Late in 2007 and for most of 2008, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2008:

		Total Payments Due by Period
		One Year	One to	Three to	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits without a stated maturity (1)	$2,750,106	$2,750,106	—	—	—
Time deposits (2) (3)	2,992,105	2,230,500	$583,879	$157,002	$20,722
Short-term borrowings (2)	778,325	778,325	—	—	—
Long-term borrowings (2) (3)	1,210,404	113,161	488,893	114,341	494,009
Operating leases	32,983	7,307	11,594	7,018	7,064

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2008. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.
On January 1, 2007, United adopted the provisions of FIN 48. As of December 31, 2008, United recorded a liability for uncertain tax positions, including interest and penalties, of $5.59 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2008 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note P, Notes to Consolidated Financial Statements.
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

The following tables detail the amounts of significant commitments and letters of credit as of December 31, 2008:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$570,259
Credit card and personal revolving lines	822,434
Commercial	481,358

Total unused commitments	$1,874,051

Financial standby letters of credit	$69,319
Performance standby letters of credit	59,704
Commercial letters of credit	3,035

Total letters of credit	$132,058

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
Cash flows provided by operations in 2008 were $113.94 million which was comparable to the $81.46 million of cash provided by operations during 2007. In 2008, net cash of $203.54 million was used in investing activities primarily due to loan growth of $233.40 million. Net cash of $363.23 million was used by investing activities in 2007. In 2007, net cash used for purchases of investment securities exceeded net proceeds from sales, calls and maturities of investment securities by

$83.82 million while net cash of $35.78 million was paid for the acquisition of Premier and net cash of $240.58 million was used for loan growth. For the year of 2008, net cash of $72.49 million was provided by financing activities due primarily to growth of $298.60 million in deposits and net advances of $89.27 million in long-term FHLB borrowings. Uses of cash for financing activities included the repayment of $222.00 million in short-term borrowings, the payment of $50.18 million for cash dividends and the redemption of a trust preferred issuance in the amount of $10.31 million. For the year of 2007, net cash of $253.41 million was provided by financing activities due primarily to an increase in borrowings of $515.41 million which more than offset a decline in deposits of $195.05 million. Cash used for financing activities in 2007 included payment of $46.42 million and $24.89 million, respectively, for cash dividends and acquisitions of United shares under the stock repurchase program. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $17.12 million for the year of 2008 as compared to a decrease in cash and cash equivalents of $28.36 million for the year of 2007. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes J and K, Notes to Consolidated Financial Statements for more detail regarding the amounts available to United under its lines of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset and Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 10.99% at December 31, 2008 and 10.76% at December 31, 2007, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 9.91% and 8.51%, respectively, at December 31, 2008, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note S, Notes to Consolidated Financial Statements.
Total year-end 2008 shareholders’ equity decreased $24.49 million or 3.22% to $736.71 million from $761.20 million at December 31, 2007. United’s equity to assets ratio was 9.09% at December 31, 2008 as compared to 9.52% at December 31, 2007. The primary capital ratio, capital and reserves to total assets and reserves, was 9.80% at December 31, 2008, as compared to 10.18% at December 31, 2007. United’s average equity to average asset ratio was 9.76% and 9.83% for the years ended December 31, 2008 and 2007, respectively. All these financial measurements reflect a financially sound position.
During the fourth quarter of 2008, United’s Board of Directors declared a cash dividend of $0.29 per share. Dividends per share of $1.16 for the year of 2008 represented a 2.65% increase over the $1.13 per share paid for 2007. Total cash dividends declared to common shareholders were approximately $50.23 million for the year of 2008 as compared to $47.45 million for the year of 2007, an increase of 5.87%. The year 2008 was the thirty-fifth consecutive year of dividend increases to United shareholders.
The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2008	2007	2006
Return on average assets	1.09%	1.28%	1.34%
Return on average equity	11.12%	12.99%	13.90%
Dividend payout ratio	57.77%	52.33%	50.67%
Average equity to average assets ratio	9.76%	9.83%	9.67%

2007 COMPARED TO 2006
FINANCIAL CONDITION SUMMARY
United’s total assets as of December 31, 2007 were $7.99 billion, an increase of $1.28 billion or 19.01% from year-end 2006.
The increase in total assets was primarily due to the acquisition of Premier Community Bankshares, Inc (Premier) on July 14, 2007. Investment securities increased $119.29 million or 9.35% since year-end 2006. Premier added approximately $36 million in investment securities, including fair value adjustments, at merger. Securities available for sale increased $146.31 million or 14.48% while securities held to maturity declined $55.07 million which was a decrease of 25.94%. Total portfolio loans increased $986.74 million or 20.53%, from year-end 2006 mainly the result of the Premier acquisition which added approximately $751 million, including fair value adjustments, in portfolio loans. Since year-end 2006, commercial real estate loans and commercial loans (not secured by real estate) increased $361.53 million or 31.55% and $256.03 million or 26.84%, respectively. Single-family residential real estate loans increased $161.70 million or 9.40%, construction loans increased $78.28 million or 14.97%, other real estate loans increased $119.93 million or 99.97%, and consumer loans increased $9.38 million or 2.68%. In addition, bank premises and equipment increased $23.57 million or 61.84%, goodwill increased $144.69 million or 86.42% and other assets increased $35.08 million or 19.72% due primarily to the Premier merger. The cash surrender value of bank-owned life insurance policies increased $11.99 million and investments in nonconsolidated subsidiaries increased $3.54 million during the year due to two new statutory trust subsidiaries formed in the third quarter of 2007 for the purpose of participating in pools of trust preferred capital securities. An income tax receivable of $4.62 million was recorded at December 31, 2007. In addition, cash and cash equivalents decreased $28.36 million or 10.95%. Of this total decrease, cash and due from banks decreased $6.38 million or 2.93%, interest-bearing deposits with other banks decreased $20.92 million or 91.42%, and federal funds sold decreased $1.06 million or 5.72%. During the year of 2007, net cash of $81.46 million and $253.41 million was provided by operating and financing activities, respectively. Net cash of $363.23 million was used in investing activities.
The increase in total assets was reflected in a corresponding increase in total liabilities of $1.15 billion or 18.90% from year-end 2006. The increase in total liabilities was due mainly to an increase of $628.76 million or 53.22% in borrowings mainly due to the Premier acquisition. In particular, overnight FHLB advances increased $314.00 million, long-term FHLB advances increased $164.37 million and issuances of trust preferred capital securities and securities sold under agreements to repurchase increased $110.59 million and $39.13 million, respectively. In addition, deposits grew $521.56 million or 10.80% as a result of the Premier acquisition. In terms of composition, noninterest-bearing deposits increased $10.22 million or 1.13% while interest-bearing deposits increased $511.34 million or 13.03% from December 31, 2006.
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
EARNINGS SUMMARY
Net income for the year 2007 was $90.67 million or $2.15 per diluted share compared to $89.25 million or $2.13 per share for the year of 2006. As previously mentioned, United completed its acquisition of Premier during the third quarter of 2007. The financial results of Premier are included in United’s results from the July 14, 2007 acquisition date.
The results for the year of 2007 included significant charges to prepay certain long-term debt and consummate the acquisition of Premier. During the second and fourth quarters of 2007, United prepaid certain Federal Home Loan Bank (FHLB) long-term advances totaling $580 million and terminated interest rate swaps associated with three of the advances. The prepayment of the FHLB advances resulted in before-tax penalties of $5.12 million. The termination of the interest rate swaps resulted in a before-tax loss of $8.11 million. During the third quarter of 2007, United completed its acquisition of Premier based in Winchester, Virginia. Merger expenses and related integration costs of the Premier acquisition were $1.48 million for the year of 2007.
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
Provision for Credit Losses
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
Other Income
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
Bankcard processing fees increased $514 thousand or 11.09% due to increased transactions for the year of 2007 as compared to the prior year.
Other expenses increased $6.18 million or 17.11% for the year of 2007 as compared to the year of 2006. Included in other expenses for 2007 are merger and related integration costs of $1.48 million for the Premier acquisition. In addition, amortization of core deposit intangibles for the year of 2007 increased $981 thousand from the same time period in 2006 due to the Premier merger. Other expenses of note that increased for the year of 2007 from last year’s results were business franchise taxes of $689 thousand, loan collection expense of $676 thousand, ATM processing costs of $549 thousand, postage costs of $531 thousand, and stationary and supplies expense of $457 thousand. Marketing and related costs of United’s High Performance Checking program declined $619 thousand in the year of 2007 as compared to the year of 2006.
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
The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2008 and 2007:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2008	December 31, 2007
+200	7.60%	2.37%
+100	4.58%	1.71%
-100	-0.50%	-0.60%
-200	—	-3.33%
Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 4.58% over one year as of December 31, 2008, as compared to an increase of 1.71% as of December 31, 2007. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.60% over one year as of December 31, 2008, as compared to an increase of 2.37% as of December 31, 2007. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.50% over one year as of December 31, 2008 as compared to a decrease of 0.60% over one year as of December 31, 2007. With the federal funds rate at 0.25% at December 31, 2008, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely. A 200 basis point immediate, sustained downward shock in the yield curve would have decreased net interest income by an estimated 3.33% over one year as of December 31, 2007.
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
Extension Risk
A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage related securities generally decline. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, United’s holdings of mortgage-related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.
At December 31, 2008, United’s mortgage related securities portfolio had an amortized cost of $883 million, of which approximately $667 million or 75% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.3 years and a weighted average yield of 4.81%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.10%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 15%.
United had approximately $110 million in 15-year mortgage backed securities with a projected yield of 4.81% and a projected average life of 3.4 years as of December 31, 2008. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of over 3.6 years and a weighted average maturity (WAM) of 11.1 years.
United had approximately $32 million in 20-year mortgage-backed securities with a projected yield of 4.56% and a projected average life of 2.7 years on December 31, 2008. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.0 years and a weighted average maturity (WAM) of 14.7 years.
United had approximately $14 million in 30-year mortgage-backed securities with a projected yield of 6.33% and a projected average life of 3.0 years on December 31, 2008. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of over 9.2 years and a weighted average maturity (WAM) of 19.0 years.
The remaining 7% of the mortgage-related securities portfolio at December 31, 2008, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on page 50 hereof.

/s/ Richard M. Adams	/s/ Steven E. Wilson
Richard M. Adams, Chairman of the	Steven E. Wilson, Vice President,
Board and Chief Executive Officer	Treasurer, Secretary and Chief
Financial Officer
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Bankshares, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of United Bankshares, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Charleston, West Virginia
February 25, 2009

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and the
Shareholders of United Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of United Bankshares, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Charleston, West Virginia
February 25, 2009

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31	December 31
(Dollars in thousands, except par value)	2008	2007
Assets
Cash and due from banks	$190,895	$202,586
Interest-bearing deposits with other banks	14,187	10,559
Federal funds sold	8,452	17,506

Total cash and cash equivalents	213,534	230,651
Securities available for sale at estimated fair value (amortized cost-$1,165,116 at December 31, 2008 and $1,163,014 at December 31, 2007)	1,097,043	1,156,561
Securities held to maturity (estimated fair value-$103,505 at December 31, 2008 and $158,165 at December 31, 2007)	116,407	157,228
Other investment securities	78,372	80,975
Loans held for sale	868	1,270
Loans	6,020,558	5,800,561
Less: Unearned income	(6,403)	(7,077)

Loans net of unearned income	6,014,155	5,793,484
Less: Allowance for loan losses	(61,494)	(50,456)

Net loans	5,952,661	5,743,028
Bank premises and equipment	58,560	61,680
Goodwill	312,263	312,111
Accrued interest receivable	31,816	38,238
Other assets	240,567	212,997

TOTAL ASSETS	$8,102,091	$7,994,739

Liabilities
Deposits:
Noninterest-bearing	$906,099	$913,427
Interest-bearing	4,741,855	4,436,323

Total deposits	5,647,954	5,349,750
Borrowings:
Federal funds purchased	128,185	97,074
Securities sold under agreements to repurchase	434,425	499,989
Federal Home Loan Bank borrowings	879,538	1,012,272
Other short-term borrowings	3,710	5,000
Other long-term borrowings	185,147	195,890
Allowance for lending-related commitments	2,109	8,288
Accrued expenses and other liabilities	84,311	65,277

TOTAL LIABILITIES	7,365,379	7,233,540

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,320,832 at December 31, 2008 and 2007, including 916,941 and 1,086,106 shares in treasury at December 31, 2008 and 2007, respectively	110,802	110,802
Surplus	96,654	98,405
Retained earnings	637,152	602,185
Accumulated other comprehensive loss	(76,151)	(12,480)
Treasury stock, at cost	(31,745)	(37,713)

TOTAL SHAREHOLDERS’ EQUITY	736,712	761,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,102,091	$7,994,739

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands, except per share data)	2008	2007	2006
Interest income
Interest and fees on loans	$358,240	$367,881	$326,882
Interest on federal funds sold and other short-term investments	714	2,504	1,804
Interest and dividends on securities:
Taxable	59,652	55,054	57,374
Tax-exempt	11,305	13,290	14,623

Total interest income	429,911	438,729	400,683
Interest expense
Interest on deposits	124,035	146,918	118,517
Interest on short-term borrowings	14,828	30,745	30,051
Interest on long-term borrowings	38,256	35,647	32,522

Total interest expense	177,119	213,310	181,090

Net interest income	252,792	225,419	219,593
Provision for credit losses	25,155	5,330	1,437

Net interest income after provision for credit losses	227,637	220,089	218,156
Other income
Fees from trust and brokerage services	16,582	15,414	12,948
Fees from deposit services	39,189	33,835	29,077
Bankcard fees and merchant discounts	5,815	6,063	5,351
Other service charges, commissions, and fees	1,932	1,704	1,549
Income from bank-owned life insurance	4,093	5,389	4,422
Income from mortgage banking	385	527	855
Security losses	(9,418)	(68)	(3,176)
Loss on termination of interest rate swaps associated with prepayment of FHLB advances	—	(8,113)	(4,599)
Other income	8,725	2,998	2,606

Total other income	67,303	57,749	49,033
Other expense
Salaries and employee benefits	75,027	65,239	63,144
Net occupancy expense	16,682	14,421	12,547
Equipment expense	8,920	7,044	6,392
Data processing expense	10,016	8,650	6,066
Bankcard processing expense	4,822	5,149	4,635
Prepayment penalties on FHLB advances	—	5,117	8,261
Other expense	55,606	42,309	36,128

Total other expense	171,073	147,929	137,173

Income before income taxes	123,867	129,909	130,016
Income taxes	36,913	39,235	40,767

Net income	$86,954	$90,674	$89,249

Earnings per common share:
Basic	$2.01	$2.16	$2.15

Diluted	$2.00	$2.15	$2.13

Dividends per common share	$1.16	$1.13	$1.09

Average outstanding shares:
Basic	43,286,894	41,901,422	41,532,121
Diluted	43,434,083	42,222,899	41,942,889
See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands, except per share data)	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2006	44,320,832	$110,802	$97,374	$515,227	$(10,551)	$(77,647)	$635,205
Net income				89,249			89,249
Other Comprehensive income, net of tax					2,771		2,771

Total comprehensive income, net of tax							92,020
Purchase of treasury stock (1,304,294 shares)						(48,360)	(48,360)
Distribution of treasury stock for deferred Compensation plan (1,201 shares)						35	35
Common dividends declared ($1.09 per share)				(45,219)			(45,219)
Common stock options exercised (353,815 shares)			(3,694)			12,116	8,422
Adjustment to initially apply FASB 158, net of tax					(8,011)		(8,011)

Balance at December 31, 2006	44,320,832	110,802	93,680	559,257	(15,791)	(113,856)	634,092
Cumulative effect of adopting FASB
Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109, at January 1, 2007				(300)			(300)
Net income				90,674			90,674
Other Comprehensive income, net of tax					3,311		3,311

Total comprehensive income, net of tax							93,985
Stock based compensation expense			91				91
Acquisition of Premier Community Bankshares, Inc. (2,684,068 shares)			8,443			93,707	102,150
Purchase of treasury stock (751,996 shares)						(25,959)	(25,959)
Distribution of treasury stock for deferred Compensation plan (2,541 shares)						76	76
Common dividends declared ($1.13 per share)				(47,446)			(47,446)
Common stock options exercised (238,671 shares)			(3,809)			8,319	4,510

Balance at December 31, 2007	44,320,832	110,802	98,405	602,185	(12,480)	(37,713)	761,199
Cumulative effect of adopting EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”				(1,486)			(1,486)
Effects of changing pension plan measurement date
Pursuant to SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, net of tax				(270)			(270)
Net income				86,954			86,954
Other Comprehensive income, net of tax					(63,671)		(63,671)

Total comprehensive income, net of tax							23,283
Stock based compensation expense			547				547
Purchase of treasury stock (22,062 shares)						(646)	(646)
Distribution of treasury stock for deferred compensation plan (5,938 shares)						183	183
Common dividends declared ($1.16 per share)				(50,231)			(50,231)
Common stock options exercised (185,289 shares)			(2,298)			6,431	4,133

Balance at December 31, 2008	44,320,832	$110,802	$96,654	$637,152	$(76,151)	$(31,745)	$736,712

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$86,954	$90,674	$89,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,155	5,330	1,437
Depreciation, amortization and accretion	6,658	7,754	10,263
Loss (Gain) on sales of bank premises, OREO and equipment	239	(621)	(169)
Loss on termination of interest rate swap	—	8,113	4,599
Loss on securities transactions	9,418	68	3,176
Loans originated for sale	(30,743)	(37,414)	(52,108)
Proceeds from sales of loans	31,530	38,715	54,246
Gain on sales of loans	(385)	(530)	(855)
Stock-based compensation	547	91	—
Deferred income tax (benefit) expense	(179)	1,656	9,586
Contribution to pension plan	—	—	(26,643)
Amortization of net periodic pension costs	(1,787)	(1,166)	—
Changes in:
Interest receivable	6,422	(278)	(2,481)
Other assets	(20,487)	(15,715)	(5,103)
Accrued expenses and other liabilities	598	(15,222)	4,202

NET CASH PROVIDED BY OPERATING ACTIVITIES	113,940	81,455	89,399

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	32,013	57,466	15,641
Proceeds from sales of securities held to maturity	—	475	—
Purchases of held to maturity securities	—	(621)	(639)
Proceeds from sales of securities available for sale	2,010	9,913	151,845
Proceeds from maturities and calls of securities available for sale	621,029	617,307	338,427
Purchases of securities available for sale	(626,202)	(744,376)	(268,845)
Net purchases of bank premises and equipment	(2,428)	(3,048)	(3,115)
Net cash of acquired subsidiary	—	(35,778)	—
Net change in other investment securities	3,439	(23,983)	(8,093)
Net change in loans	(233,403)	(240,581)	(160,417)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(203,542)	(363,226)	64,804

FINANCING ACTIVITIES
Cash dividends paid	(50,179)	(46,424)	(45,067)
Excess tax benefits from stock-based compensation arrangements	654	914	880
Acquisition of treasury stock	(206)	(24,889)	(47,607)
Net proceeds from issuance of trust preferred securities	—	82,475	—
Proceeds from exercise of stock options	2,223	3,367	7,261
Distribution of treasury stock for deferred compensation plan	183	76	35
Redemption of debt related to trust preferred securities	(10,310)	(10,310)	(3,093)
Repayment of long-term Federal Home Loan Bank borrowings	(60,734)	(305,312)	(252,142)
Proceeds from long-term Federal Home Loan Bank borrowings	150,000	414,685	200,000
Changes in:
Time deposits	386,586	(2,413)	234,108
Other deposits	(87,989)	(192,635)	(23,368)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(257,743)	333,875	(174,159)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	72,485	253,409	(103,152)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,117)	(28,362)	51,051

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	230,651	259,013	207,962

CASH AND CASH EQUIVALENTS AT END OF YEAR	$213,534	$230,651	$259,013

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2008
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. The principal markets of United Bankshares, Inc. and subsidiaries (United) are the cities of Parkersburg, Charleston, Huntington, Morgantown, Beckley and Wheeling, West Virginia; the counties of Arlington, Albemarle, Augusta, Fairfax, Frederick, Greene, Loudoun, Prince William, Rockingham, Shenandoah and Warren, Virginia; Montgomery County, Maryland and Belmont County, Ohio.
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
Gains or losses on sales of securities recognized by the specific identification method are reported in securities gains and losses within noninterest income of the Consolidated Statements of Income. United reviews available-for-sale and held-to-maturity securities on a quarterly basis for possible impairment. United determines whether a decline in fair value below the amortized cost basis of a security is other-than-temporary. This determination requires significant judgment. In making this judgment, United’s review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, recent changes in external credit ratings, the assessment of collection of the security’s contractual amounts from the issuer or issuers and United’s intent and ability to hold the security to maturity. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains and losses within noninterest income of the Consolidated Statements of Income.
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
Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees amortized and included in interest income were $5,738,000, $4,631,000 and $3,566,000 for the years of 2008, 2007 and 2006, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.
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
In determining the adequacy of the allowance for credit losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. For impaired loans, specific allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current environmental conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current environmental conditions and risk factors to loan pools grouped by similar risk characteristics. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Management believes that the allowance for credit losses is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.
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
Other Real Estate Owned: At December 31, 2008 and 2007, other real estate owned (OREO) included in Other Assets in the Consolidated Balance Sheets was $19,817,000 and $6,365,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.
Advertising Costs: Advertising costs are generally expensed as incurred. Advertising expense was $5,277,000, $4,089,000 and $4,211,000 for the years of 2008, 2007, and 2006, respectively.
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
Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. United incurred amortization expense of $3,494,000, $2,868,000 and $1,886,000 in 2008, 2007, and 2006, respectively, related to all intangible assets. As of December 31, 2008 and 2007, total goodwill approximated $312,263,000 and $312,111,000, respectively.
Derivative Financial Instruments: United accounts for its derivative financial instruments in accordance with FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 requires all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a SFAS No. 133 hedge relationship.
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
At inception of a hedge relationship, United formally documents the hedged item, the particular risk management objective, the nature of the risk being hedged, the derivative being used, how effectiveness of the hedge will be assessed and how the ineffectiveness of the hedge will be measured. United also assesses hedge effectiveness at inception and on an ongoing basis using regression analysis. Hedge ineffectiveness is measured by using the change in fair value method. The change in fair value method compares the change in the fair value of the hedging derivative to the change in the fair value of the hedged exposure, attributable to changes in the benchmark rate. Prior to January 1, 2006, United used the shortcut method for interest rate swaps that met the criteria as defined under SFAS No. 133. Effective January 1, 2006, United adopted an internal policy accounting for all new derivative instruments entered thereafter whereby the shortcut method would no longer be used.
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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Results for prior periods were not restated. Due to a modification on December 30, 2005 to accelerate unvested options under United’s existing stock option plans and the fact that no new options were granted in 2006, United did not recognize any compensation cost for 2006. For the year 2008 and 2007, 10,000 and 244,550 options were granted, respectively, and stock compensation expense was $547,000 in 2008 and $91,000 in 2007.
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
Variable Interest Entities: Variable interest entities (VIEs) are entities that either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions, through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). VIEs can be structured as corporations, trusts, partnerships, or other legal entities. United’s business practices include relationships with certain VIEs. For United, the business purpose of these relationships primarily consists of funding activities in the form of issuing trust preferred securities.
United currently sponsors ten statutory business trusts that were created for the purpose of raising funds that qualify for Tier I regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.
The trusts utilized in these transactions are VIEs as the third-party equity holders lack a controlling financial interest in the trusts through their inability to make decisions that have a significant effect on the operations and success of the entities. United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s equity interest does not absorb the majority of the trusts’ expected losses or receive a majority of their expected residual returns.
United, through its banking subsidiaries, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial, however; these partnerships are not consolidated as United is not deemed to be the primary beneficiary.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46R-8 (FSP 140/FIN 46R). FSP 140/FIN 46R requires public entities to provide additional disclosures about transfers of financial assets and their involvement with VIEs. The FASB issued this FSP with the intent to immediately improve the level of transparency about these transactions and involvements, in advance of the effective date of the proposed amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and FIN 46R, “Consolidation of Variable Interest Entities.” The enhanced disclosures of FSP 140/FIN 46R are required for the first reporting period, interim or annual, ending after December 15, 2008. Earlier application and comparative disclosures are encouraged but not required. The disclosure provisions of this FSP have been adopted by United and the adoption did not have any impact on financial condition, results of operations, or liquidity. Refer to Note K for additional information on United’s trust preferred security transactions.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2008			As of December 31, 2007
	Aggregate	Aggregate	Risk Of	Aggregate	Aggregate	Risk Of
(Dollars in thousands)	Assets	Liabilities	Loss (1)	Assets	Liabilities	Loss (1)
Trust preferred securities	$186,809	$180,691	$6,119	$197,233	$190,928	$6,305

(1)	Represents investment in VIEs.
Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options. The dilutive effect of stock options approximated 147,189 shares in 2008, 321,477 shares in 2007 and 410,768 shares in 2006. There are no other common stock equivalents.
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2008	2007	2006
Basic
Net Income	$86,954	$90,674	$89,249

Average common shares outstanding	43,286,894	41,901,422	41,532,121

Earnings per basic common share	$2.01	$2.16	$2.15
Diluted
Net Income	$86,954	$90,674	$89,249

Average common shares outstanding	43,286,894	41,901,422	41,532,121
Equivalents from stock options	147,189	321,477	410,768

Average diluted shares outstanding	43,434,083	42,222,899	41,942,889

Earnings per diluted common share	$2.00	$2.15	$2.13
Other Recent Accounting Pronouncements: In September 2006, the FASB issued EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which will require employers with endorsement split-dollar arrangements that provide a post-retirement life insurance benefit to record an obligation for this benefit and recognize an ongoing expense. EITF 06-4 will apply for fiscal years beginning after December 15, 2007, with an earlier adoption permitted. United adopted EITF 06-4 on January 1, 2008, as required. The cumulative effect of adopting EITF 06-4 recorded in retained earnings was $270 thousand.
In September 2006, the FASB issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. United is also required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. United adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. SFAS 158 also requires employers to measure the funded status of a plan as of the end of the employers’ fiscal year.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. With this Standard, the FASB expects to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate the comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement does not eliminate disclosure requirements included in accounting standards. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. United did not adopt the provisions of SFAS 159 for any existing financial assets or liabilities not already reported at fair value, thus the adoption of this statement did not have a material impact on United’s consolidated financial statements.
In March 2007, the Emerging Issues Task Force (EITF) of the Financial Standards Board (FASB) ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.” EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 31, 2007. United adopted EITF 06-10 as of January 1, 2008, as required. The adoption of this standard did not have a material impact on United’s consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 141-revised 2007 (SFAS 141R),“Business Combinations” which amends FASB Statement 141 (SFAS 141). SFAS 141R aims to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Thus, SFAS 141R had no effect on United’s consolidated financial statements.
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
In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities” which amends FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a significant impact on United’s consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
In September 2008, FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. This FSP is effective for annual and interim reporting periods ending after November 15, 2008. Comparative disclosures are encouraged but are not required until reporting periods are presented subsequent to the effective date of the FSP. The disclosure provisions of this FSP have been adopted by United and the adoption did not have any impact on financial condition, results of operations, or liquidity because United does not have any hybrid instruments.
In December 2008, the FASB issued FSP FAS 132R-1 (FSP 132R-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement 132R, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The objectives of the enhanced disclosures are to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of an employer’s plan assets; the inputs and valuation techniques used to measure the fair value of a plan’s assets; the effect of fair value measurements on plan assets using significant unobservable inputs, and significant concentrations of risk within plan assets. Additionally, FSP 132R requires employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant Level 3 unobservable inputs. This reconciliation will require entities to separately present changes during the period that are attributable to actual return on plan assets, purchases, sales and settlements, and transfers in and out of Level 3. The disclosure provisions of FSP 132R-1 are required for reporting periods ending after December 15, 2009. Comparative disclosures are not required upon adoption and earlier application of this FSP is permitted. The adoption of FSP 132R-1 is not expected to have an impact on financial condition, results of operations, or liquidity.
In January 2009, the FASB issued FSP 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP 99-20). This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” by eliminating the requirement that an investment holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20 requires that an other than temporary impairment (OTTI) be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the investment holder’s estimated cash flows from the cash flows previously projected. This requirement and amendment makes the impairment model in EITF 99-20 consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” In addition, this FSP provides additional guidance emphasizing that investment holders should consider all available information (i.e., past events, current conditions, and expected events) when developing estimates of future cash flows in their EITF 99-20 OTTI assessments. FSP 99-20 is effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to prior interim or annual reporting periods is not permitted. United considered the guidance provided for in this FSP in connection with its year-end OTTI evaluation of its investment security portfolio and accordingly, the adoption of this FSP did not have any impact on the level or amount of OTTI impairments recognized at December 31, 2008 because United does not have any transferred securitized financial assets.
NOTE B—MERGERS & ACQUISITIONS
On July 14, 2007, United acquired 100% of the outstanding common stock of Premier Community Bankshares, Inc. (Premier) of Winchester, Virginia. The results of operations of Premier, which are not significant, are included in the consolidated results of operations from the date of acquisition. Because the results of operations of Premier are not significant, pro forma

NOTE B—MERGERS & ACQUISITIONS— continued
information is not being provided. The acquisition of Premier expands United’s presence in the rapidly growing and economically attractive Metro DC area and affords United the opportunity to enter new Virginia markets in the Winchester, Harrisonburg and Charlottesville areas.
At consummation, Premier had assets of approximately $911 million, loans of $759 million, deposits of $716 million and shareholders’ equity of $71 million. Premier’s net income was $1.8 million or 31¢ per diluted share for the second quarter of 2007 and $3.6 million or 60¢ per diluted share for the first half of 2007. The transaction was accounted for under the purchase method of accounting.
The aggregate purchase price was approximately $200 million, including $98 million of cash, common stock valued at $97 million, and vested stock options exchanged valued at $5 million. Direct costs of the Premier acquisition were $1.48 million. The number of shares issued in the transaction were 2,684,068, which were valued based on the average market price of United’s common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. The value of the vested stock options was determined using the Black-Scholes option pricing model based upon 241,428 options exchanged. The following weighted average assumptions were used to determine the value of the options exchanged: risk-free interest rate of 4.96%, expected dividend yield of 3.00%, volatility factor of the expected market price of United’s common stock of 0.219 and a weighted expected option life of 2.1 years. The purchase price was allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of approximately $148 million and $11 million, respectively. As a result of the merger, United assumed approximately $2.5 million of liabilities to provide severance benefits to terminated employees of Premier. A balance of $811 thousand remains as of December 31, 2008 for the assumed liabilities to provide severance benefits to terminated employees of Premier.
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
NOTE C—INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,704	$113	$—	$10,817
State and political subdivisions	112,720	1,357	1,345	112,732
Mortgage-backed securities	883,361	13,525	21,567	875,319
Marketable equity securities	5,070	—	296	4,774
Corporate securities	153,261	—	59,860	93,401

Total	$1,165,116	$14,995	$83,068	$1,097,043

NOTE C—INVESTMENT SECURITIES — continued

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42,689	$188	$8	$42,869
State and political subdivisions	117,713	2,349	53	120,009
Mortgage-backed securities	846,037	4,173	4,105	846,105
Marketable equity securities	6,752	85	521	6,316
Corporate securities	149,823	2,572	11,133	141,262

Total	$1,163,014	$9,367	$15,820	$1,156,561

Corporate securities consist mainly of bonds and trust preferred issuances of corporations. The amortized cost and estimated fair value of securities available for sale at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of mortgage-backed securities with an amortized cost of $883,361,000 and an estimated fair value of $875,319,000 at December 31, 2008 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$10,103	$10,115
Due after one year through five years	72,091	73,048
Due after five years through ten years	226,455	226,647
Due after ten years	851,397	782,459
Marketable equity securities	5,070	4,774

Total	$1,165,116	$1,097,043

Gross realized gains from sales of securities available for sale were $116,000, $235,000, and $353,000 for 2008, 2007, and 2006, respectively. Gross realized losses from sales of securities available for sale were $2,906,000 for 2006. No losses were realized from the sales of securities available for sale in 2008 and 2007.
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2008 and 2007:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
(In thousands)	Value	Losses	Value	Losses
2008
Treasuries and agencies	—	—	—	—
State and political	$38,574	$1,345	—	—
Mortgage-backed	173,308	18,026	$26,625	$3,541
Marketable equity securities	613	277	356	19
Corporate securities	25,099	15,254	68,302	44,606

Total	$237,594	$34,902	$95,283	$48,166

NOTE C—INVESTMENT SECURITIES — continued

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
(In thousands)	Value	Losses	Value	Losses
2007
Treasuries and agencies	—	—	$2,989	$8
State and political	$1,815	$5	9,776	48
Mortgage-backed	58,244	594	407,397	3,511
Marketable equity securities	1,338	422	101	99
Corporate securities	85,849	10,132	14,504	1,001

Total	$147,246	$11,153	$434,767	$4,667

Gross unrealized losses on available for sale securities were $83,068,000 at December 31, 2008. Securities in a continuous unrealized loss position for twelve months or more at December 31, 2008 consisted primarily of corporate securities. These corporate securities were mainly single issuer trust preferred securities and trust preferred collateralized debt obligations of financial institutions. All trust preferred investment securities are currently receiving full scheduled principal and interest payments. The Company had no exposure to real estate investment trusts (REITS) in its investment portfolio. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FHMLC, FNMA, GNMA, and various other private label issuers. During the fourth quarter of 2008, United recognized a noncash before-tax other-than-temporary impairment charge of $889 thousand on certain marketable equity securities that had been in an unrealized loss position of more than six months. Management does not believe any other individual security with an unrealized loss as of December 31, 2008 is other than temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the probability of contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
At December 31, 2008, United’s mortgage related securities portfolio had an amortized cost of $883,361,000. Approximately $680 million or 77% of these securities were Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs). The remainder of the portfolio consisted of approximately $202 million in whole-loan CMOs, The whole-loan CMO portfolio consisted entirely of senior class certificates, with approximately 73% of the loans originated prior to 2006. Alt-A loans totaled approximately $22 million at December 31, 2008, 90% of which represented the super-senior tranches of these securities. United did not invest in sub-prime whole loan securities.
The amortized cost and estimated fair values of securities held to maturity are summarized below:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,455	$2,630	—	$14,085
State and political subdivisions	34,495	594	$291	34,798
Mortgage-backed securities	135	8	—	143
Corporate securities	70,322	404	16,247	54,479

Total	$116,407	$3,636	$16,538	$103,505

NOTE C—INVESTMENT SECURITIES — continued

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,572	$1,316	—	$12,888
State and political subdivisions	59,466	1,043	$4	60,505
Mortgage-backed securities	165	10	—	175
Corporate securities	86,025	564	1,992	84,597

Total	$157,228	$2,933	$1,996	$158,165

Corporate securities consist mainly of bonds and trust preferred issuances of corporations. The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of mortgage-backed securities with an amortized cost of $135,000 and an estimated fair value of $143,000 at December 31, 2008 are included below based upon contractual maturity.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$12,084	$11,203
Due after one year through five years	10,085	10,267
Due after five years through ten years	16,206	17,549
Due after ten years	78,032	64,486

Total	$116,407	$103,505

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,101,632,000 and $1,002,234,000 at December 31, 2008 and 2007, respectively.
The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized losses of $8,034,000 at December 31, 2008 and net unrealized gains of $78,000 at December 31, 2007 on all mortgage-backed securities.

NOTE C—INVESTMENT SECURITIES — continued
The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2008, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$9,254	1.13%	$1,450	5.47%	$5,486	5.62%	$5,969	5.67%
States and political subdivisions (1)	2,942	7.44%	26,411	6.23%	61,626	6.23%	56,236	6.59%
Mortgage-backed securities	—	—	54,315	4.55%	173,549	4.64%	655,632	5.23%
Corporate securities and marketable equity securities	9,991	5.59%	—	—	2,000	—	216,662	5.28%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.
There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.
NOTE D—ASSET SECURITIZATION
During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained a subordinated interest that represented United’s right to future cash flows arising after third party investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. At December 31, 2008 and 2007, the fair values of the subordinated interest and the cost of the available for sale securities were zero. However United continues to receive payments from the securitization trust, which is recorded as income when the cash is received. For the years ended December 31, 2008, 2007 and 2006, United received cash of $1,772,000, $2,866,000 and $4,388,000, respectively, on the retained interest in the securitization and recognized income of the same amounts for the respective periods.
At December 31, 2008, the principal balances of the residential mortgage loans held in the securitization trust were approximately $5.89 million. Principal amounts owed to third party investors and to United in the securitization were approximately $2.24 million and $3.65 million, respectively, at December 31, 2008. The weighted average term to maturity of the underlying mortgages approximated 9.1 years as of December 31, 2008.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized financial assets:

(In thousands)			Principal Amount of				Net Credit
	Total Principal		Loans 60 Days				(Recoveries)/
	Amount of Loans		or More Past Due		Average Balances		Losses
	At December 31,				During the Year
Type of Loan	2008	2007	2008	2007	2008	2007	2008	2007
Residential mortgage loans (fixed-rate)	$5,886	$7,393	$46	$86	$6,616	$8,817	$(164)	$(66)

NOTE E—LOANS
Major classifications of loans are as follows:

	December 31
(In thousands)	2008	2007
Loans held for sale	$868	$1,270

Commercial, financial, and agricultural	$1,274,937	$1,210,049
Real Estate:
Single family residential	1,915,355	1,882,498
Commercial	1,647,307	1,507,541
Construction	601,995	601,323
Other	245,214	239,907
Consumer	335,750	359,243
Less: Unearned interest	(6,403)	(7,077)

Total Loans, net of unearned interest	$6,014,155	$5,793,484

At December 31, 2008 and 2007, loans-in-process of $3,944,000 and $39,639,000 and overdrafts from deposit accounts of $3,148,000 and $7,754,000, respectively, are included within the appropriate loan classifications above.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $123,536,000 and $126,432,000 at December 31, 2008 and 2007, respectively. During 2008, $452,075,000 of new loans were made and repayments totaled $454,971,000.
Nonperforming loans include nonaccrual loans and loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis. At December 31, 2008 and 2007, nonperforming loans were as follows:

	December 31,
(In thousands)	2008	2007
Nonaccrual loans	$42,317	$14,115
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	11,881	14,210

Total Nonperforming Loans	$54,198	$28,325

At December 31, 2008, the recorded investment in loans that were considered to be impaired was $59,742,000 (of which $42,317,000 was on a nonaccrual basis). Included in this amount were $30,253,000 of impaired loans for which the related allowance for credit losses was $5,434,000 and $29,489,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2007, the recorded investment in loans that were considered to be impaired was $30,952,000 (of which $14,115,000 was on a nonaccrual basis). Included in this amount were $24,097,000 of impaired loans for which the related allowance for credit losses was $3,615,000, and $6,855,000 of impaired loans that did not have an allowance for credit losses.

NOTE E—LOANS — continued
The average recorded investment in impaired loans during the years ended December 31, 2008, 2007 and 2006 was approximately $50,281,000, $28,908,000 and $26,503,000, respectively. The increase in impaired loans for 2008 was due mainly to a weakened credit environment as a result of a deterioration of economic conditions. Several loans were added during 2008 across most loan segments.
The amount of interest income that would have been recorded on impaired loans, which are on nonaccrual, under the original terms was $4,108,000, $1,865,000 and $1,361,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, United recognized interest income on those impaired loans of approximately $2,085,000, $1,423,000 and $1,490,000, respectively, substantially all of which was recognized using the accrual method of income recognition.
NOTE F—ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,109,000 and $8,288,000 at December 31, 2008 and 2007 is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2008	2007	2006
Balance at beginning of period	$58,744	$52,371	$52,871
Allowance of purchased subsidiaries	—	7,648	—
Provision for credit losses	25,155	5,330	1,437

	83,899	65,349	54,308

Loans charged off	21,198	7,738	3,228
Less recoveries	902	1,133	1,291

Net charge-offs	20,296	6,605	1,937

Balance at end of period	$63,603	$58,744	$52,371

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2008	2007
Land	$17,824	$18,170
Buildings and improvements	65,960	65,817
Leasehold improvements	18,468	18,308
Furniture, fixtures and equipment	80,082	77,827

	182,334	180,122
Less allowance for depreciation and amortization	123,774	118,442

Net bank premises and equipment	$58,560	$61,680

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES— continued
Depreciation expense was $5,770,000, $5,171,000, and $4,475,000 for years ending December 31, 2008, 2007 and 2006, respectively, while amortization expense was $103,000 in each of these respective periods.
United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $7,889,000, $7,336,000 and $6,951,000 for the years ended December 31, 2008, 2007 and 2006, respectively. United Bank (WV) leases one of its offices from a company that is beneficially owned by a United director. United Bank (WV) also leases two additional offices from a former United director who retired from the Board in May of 2008. Rent expense incurred on these facilities was $995,000, $976,000, and $969,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2008, consisted of the following:

Year	Amount
(In thousands)
2009	$7,307
2010	6,231
2011	5,363
2012	4,239
2013	2,779
Thereafter	7,064

Total minimum lease payments	$32,983

NOTE H—GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(23,611)	$7,384

Goodwill not subject to amortization			$312,263

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(20,117)	$10,878

Goodwill not subject to amortization			$312,111

NOTE H—GOODWILL AND OTHER INTANGIBLES– continued
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2008:

Year	Amount
(In thousands)
2009	$2,561
2010	1,884
2011	1,362
2012	915
2013 and thereafter	662
NOTE I—DEPOSITS
The book value of deposits consisted of the following:

	December 31
(Dollars In thousands)	2008	2007
Demand deposits	$419,091	$409,109
Interest-bearing checking	175,065	174,666
Regular savings	322,478	324,728
Money market accounts	1,833,472	1,929,985
Time deposits under $100,000	1,886,256	1,557,478
Time deposits over $100,000	1,011,592	953,784

Total deposits	$5,647,954	$5,349,750

Interest paid on deposits approximated $127,412,000, $144,532,000 and $113,431,000 in 2008, 2007 and 2006, respectively.
United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $107,797,000 and $117,255,000 at December 31, 2008 and 2007, respectively.
NOTE J—SHORT-TERM BORROWINGS
At December 31, 2008 and 2007, short-term borrowings and the related weighted-average interest rates were as follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$128,185	0.34%	$97,074	4.13%
Securities sold under agreements to repurchase	434,425	0.06%	499,989	3.25%
Overnight FHLB Advances	212,000	0.57%	434,000	3.74%
TT&L note option	3,710	—	5,000	3.59%

Total	$778,320		$1,036,063

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $300,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

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

		Securities Sold
	Federal	Under
	Funds	Agreements
(Dollars in thousands)	Purchased	To Repurchase
At December 31:
2008	$128,185	$434,425
2007	97,074	499,989
2006	97,720	460,858
Weighted-average interest rate at year-end:
2008	0.3%	0.1%
2007	4.1%	3.3%
2006	5.3%	4.2%
Maximum amount outstanding at any month’s end:
2008	$128,185	$572,007
2007	138,150	613,665
2006	101,395	590,606
Average amount outstanding during the year:
2008	$104,919	$535,125
2007	99,415	553,257
2006	79,194	553,743
Weighted-average interest rate during the year:
2008	2.1%	1.4%
2007	5.0%	4.1%
2006	5.0%	3.8%
At December 31, 2008, repurchase agreements included $431,998,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than one year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.
United has available funds of $60,000,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed, floating-rate of interest. In July of 2007, United borrowed funds totaling $50,000,000 on these two lines of credit to temporarily fund a portion of the cash consideration for the Premier acquisition. At the funding date, the weighted-average interest rate was 5.97% on the borrowings. United repaid the amounts in September 2007. At December 31, 2008 and 2007, United had no outstanding balance under the lines of credit. Both lines require compliance with various financial and nonfinancial covenants. As of December 31, 2008, United was not in compliance with one the financial covenants on one of those lines (ratio of allowance for loan losses to nonperforming assets). The Company has had discussions with the lender and expects to have the issue resolved prior to the end of the first quarter of 2009.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing

NOTE J—SHORT-TERM BORROWINGS— continued
note until the Treasury withdraws or “calls” the funds. A maximum note balance is established that must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2008, United Bank (VA) had an outstanding balance of $3,710,000 and had additional funding available of $1,290,000.
Interest paid on short-term borrowings approximated $14,883,000, $30,893,000 and $30,234,000 in 2008, 2007 and 2006, respectively.
NOTE K—LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2008, the total carrying value of loans pledged as collateral for FHLB advances approximated $3,495,089,000. United had an unused borrowing amount as of December 31, 2008 of approximately $1,202,667,000 available subject to delivery of collateral after certain trigger points.
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
At December 31, 2008 and 2007, FHLB advances and the related weighted-average interest rates were as follows:

	2008			2007
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
(Dollars in thousands)	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$879,538	2.67%	2.67%	$1,012,272	4.22%	4.22%
Included in the $879,538,000 above at December 31, 2008 was $212,000,000 of overnight funds while $667,538,000 was long-term advances. At December 31, 2007, included in the $1,012,272,000 above was $434,000,000 of overnight funds while $578,272,000 was long-term advances. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2008 and 2007 to manage interest rate risk on its long-term debt. Additional information is provided in Note P.
At December 31, 2008, United had a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2008 and 2007, the outstanding balance of the Debentures were $185,147,000 and $195,890,000, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

NOTE K—LONG-TERM BORROWINGS— continued
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
Information related to United’s statutory trusts is presented in the table below:

		Amount of
		Capital
		Securities
Description	Issuance Date	Issued	Interest Rate	Maturity Date
(Dollars in thousands)
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	6.67% Fixed, until October 2012	October 1,2037
United Statutory Trust VI	September 20, 2007	$30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	6.62% Fixed, until March 2012	March 1, 2037

NOTE K—LONG-TERM BORROWINGS— continued
At December 31, 2008 and 2007, the Debentures and their related weighted-average interest rates were as follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Century Trust	$8,800	10.88%	$8,809	10.88%
Sequoia Trust I	8,452	10.18%	8,961	10.18%
United Statutory Trust II	—	—	10,310	8.59%
United Statutory Trust III	20,619	4.72%	20,619	8.54%
United Statutory Trust IV	25,774	6.32%	25,774	7.83%
United Statutory Trust V	51,547	6.67%	51,547	6.67%
United Statutory Trust VI	30,928	6.60%	30,928	6.60%
Premier Statutory Trust II	6,036	7.92%	5,951	8.34%
Premier Statutory Trust III	8,248	3.74%	8,248	6.73%
Premier Statutory Trust IV	14,433	3.05%	14,433	6.43%
Premier Statutory Trust V	10,310	6.62%	10,310	6.62%

Total	$185,147		$195,890

At December 31, 2008, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2009	$80,425
2010	385,129
2011	60,212
2012	55,000
2013 and thereafter	271,919

Total	$852,685

Interest paid on long-term borrowings approximated $38,482,000, $34,343,000 and $33,629,000 in 2008, 2007 and 2006, respectively.
NOTE L—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2008	2007	2006
Current expense:
Federal	$35,800	$36,378	$30,173
State	1,292	1,201	1,008
Deferred (benefit) expense:
Federal and State	(179)	1,656	9,586

Total income taxes	$36,913	$39,235	$40,767

NOTE L—INCOME TAXES— continued
The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
	2008		2007		2006
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$43,354	35.0%	$45,468	35.0%	$45,506	35.0%
Plus: State income taxes net of federal tax benefits	840	0.7	800	0.6	1,309	1.0

	44,194	35.7	46,268	35.6	46,815	36.0
Increase (decrease) resulting from:
Tax-exempt interest income	(4,171)	(3.4)	(3,843)	(3.0)	(3,474)	(2.7)
Tax reserve adjustment	(1,023)	(0.8)	(955)	(0.7)	(317)	(0.2)
Other items-net	(2,087)	(1.7)	(2,235)	(1.7)	(2,257)	(1.7)

Income taxes	$36,913	29.8%	$39,235	30.2%	$40,767	31.4%

For years ended 2008, 2007 and 2006, United recognized a federal income tax benefit applicable to securities transactions of $3,296,000, $24,000 and $1,112,000, respectively. Income taxes paid approximated $34,208,000, $48,563,000 and $27,805,000 in 2008, 2007 and 2006, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Taxes not on income, which consists mainly of business franchise taxes, were $4,382,000, $4,516,000 and $3,827,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Significant components of United’s deferred tax assets and liabilities (included in other assets) at December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Deferred tax assets:
Allowance for credit losses	$25,346	$23,343
Accrued benefits payable	—	660
Other accrued liabilities	228	343
Unrecognized components of net periodic pension costs	15,948	5,038
Unrealized loss on cash flow hedge	3,754	—
Unrealized loss on securities available for sale	24,230	2,773
Other	1,014	2,538

Total deferred tax assets	70,520	34,695

Deferred tax liabilities:
Purchase accounting intangibles	6,769	7,762
Deferred mortgage points	1,379	1,020
Accrued benefits payable	9,139	9,019
Unrealized gain on cash flow hedge	—	230
Premises and equipment	1,497	1,459

Total deferred tax liabilities	18,784	19,490

Net deferred tax assets	$51,736	$15,205

NOTE L—INCOME TAXES— continued
At December 31, 2008, United had state net operating loss carryforwards of $138,000,000 (for which no tax benefit has been recorded) that are subject to limitation imposed by tax laws and, if not used, will expire from 2024 to 2027.
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
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2008	2007

Unrecognized tax benefits at beginning of year	$7,545	$9,148
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,736	1,795
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1,960)	(3,398)

Unrecognized tax benefits at end of year	$7,321	$7,545

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2005 through 2007. At December 31, 2008, United was undergoing a State of West Virginia tax exam that is expected to be finalized late in the first quarter of 2009.
As of December 31, 2008, the total amount of accrued interest related to uncertain tax positions was $754,000. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
NOTE M—EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering substantially all employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions by United are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
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

NOTE M—EMPLOYEE BENEFIT PLANS— continued
Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $307 ($184 net of tax), unrecognized prior service costs of $7 ($4 net of tax) and unrecognized actuarial losses of $41,489 ($24,893 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 is $175 ($105 net of tax), $1 ($1 net of tax), and $3,859 ($2,315 net of tax), respectively.
Net consolidated periodic pension cost included the following components:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Service cost	$2,165	$2,154	$2,141
Interest cost	3,721	3,474	3,245
Expected return on plan assets	(7,691)	(7,213)	(4,749)
Amortization of transition asset	(175)	(175)	(175)
Recognized net actuarial loss	192	593	926
Amortization of prior service cost	1	1	1

Net periodic pension cost	$(1,787)	$(1,166)	$1,389

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	6.00%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%	3.25%
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2008 and the accumulated benefit obligation at December 31, 2007 is as follows:

	December 31,
(In thousands)	2008	2007
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$60,690	$58,750
Service Cost	2,707	2,154
Interest Cost	4,651	3,475
Actuarial (Gain) Loss	(517)	(1,898)
Benefits Paid	(2,323)	(1,791)

Projected Benefit at the End of the Year	$65,208	$60,690
Accumulated Benefit Obligation at the End of the Year	$59,516	$52,471

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$91,640	$85,698
Actual Return on Plan Assets	(21,734)	7,733
Benefits Paid	(2,323)	(1,791)
Employer Contributions	—	—

Fair value of plan assets at end of year	$67,583	$91,640

Net Amount Recognized
Funded Status	$2,375	$30,950
Unrecognized Transition Asset	(307)	(526)
Unrecognized Prior Service Cost	7	8
Unrecognized Net Loss	41,489	10,899

Net Amount Recognized	$43,564	$41,331

NOTE M—EMPLOYEE BENEFIT PLANS— continued

	December 31,
	2008	2007
Weighted-Average Assumptions at the End of the Year
Discount Rate	6.25%	6.25%
Rate of Compensation Increase (prior to age 45)	4.75%	—
Rate of Compensation Increase (otherwise)	3.25%	3.25%
In September 2006, the FASB issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132R. The measurement date provisions of SFAS 158 require employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions. United adopted the measurement date provisions of SFAS 158 as of January 1, 2008, as required. As a result, United recognized a net periodic pension cost of $270, net of tax, for the period between the prior measurement date of September 30, 2007 and December 31, 2007 as a separate adjustment of the opening balance of retained earnings on January 1, 2008. Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

	Target Allocation	Allowable	Percentage of
Plan Assets	2009	Allocation Range	Plan Assets at
			December 31,	December 31,
			2008	2007

Equity Securities	70%	50-80%	38%	55%
Debt Securities	25%	20-40%	51%	43%
Other	5%	3-10%	11%	2%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,516,000 (5%) at December 31, 2008 and $3,221,000 (4%) at September 30, 2007.
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
At December 31, 2008, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2009	$2,141
2010	2,341
2011	2,603
2012	2,884
2013	3,225
2014 through 2018	20,850

NOTE M—EMPLOYEE BENEFIT PLANS— continued
During the third quarter of 2006, United contributed to the plan $26.64 million, its maximum allowable contribution by law. As a result, employer contributions were not paid to the plan for the fiscal years ending December 31, 2008 and 2007.
The United Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United will match 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $956,000, $776,000 and $723,000 in 2008, 2007 and 2006, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2008 and 2007, the combined plan assets included 730,602 and 732,732 shares, respectively, of United common stock with an approximate fair value of $24,271,000 and $20,531,000, respectively. Dividends paid on United common stock held by the plans approximated $863,000, $822,000 and $795,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
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
On March 20, 2006, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan, which was subsequently approved by United’s shareholders at its Annual Meeting on May 15, 2006. The 2006 Stock Option Plan thus became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of December 31, 2008, 254,550 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $547 thousand in the year of 2008 which was included in salaries and employee benefit expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
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

NOTE N—STOCK BASED COMPENSATION— continued
The fair value of the options for 2007 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.09%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.2954; and a weighted-average expected option life of 5.89 years, respectively. The estimated fair value of the options at the date of grant was $7.06 for the options granted during 2007.
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
A summary of option activity under the Plans as of December 31, 2008, and the changes during the year of 2008 are presented below:

	Year ended December 31, 2008
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2008	1,921,457			$27.38
Granted	10,000			28.23
Exercised	170,685			20.84
Forfeited or expired	36,123			30.32

Outstanding at December 31, 2008	1,724,649	$10,933	4.9	$27.98

Exercisable at December 31, 2008	1,487,099	$9,638	4.3	$28.01

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2008:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Nonvested at January 1, 2008	244,550	$7.06
Granted	10,000	7.25
Vested	—	—
Forfeited or expired	17,000	7.17

Nonvested at December 31, 2008	237,550	$7.06

As of December 31, 2008, the total unrecognized compensation cost related to nonvested awards was $1.00 million with a weighted-average expense recognition period of 1.83 years. The total fair value of awards vested during the year ended December 31, 2008, was zero as none of the awards granted in 2007 have vested.
Prior to December 31, 2008, United had additional outstanding stock options related to a deferred compensation plan assumed in the 1998 merger with George Mason Bankshares, Inc. (GMBS). The stock options granted under this deferred compensation plan were to former directors of GMBS. These options carried no exercise cost, contained no expiration date, and were eligible for dividends. During the fourth quarter of 2008, United liquidated the plan and issued all 14,604 shares underlying the outstanding options. United recorded compensation expense for this plan based on the number of options outstanding and United’s quoted market price of its common stock with an equivalent adjustment to an associated liability. For the years of 2008, 2007, and 2006, compensation expense from these stock options was not significant. No associated liability from these stock options remained as of December 31, 2008.

NOTE N—STOCK BASED COMPENSATION— continued
Cash received from options exercised under the Plans for the years ended December 31, 2008, 2007 and 2006 was $2.22 million, $3.37 million, and $7.26 million, respectively. During 2008 and 2007, 170,685 and 238,671 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2008 and 2007. The weighted-average grant-date fair value of options granted in the year of 2008 was $7.25. The weighted-average grant-date fair value of options granted in the year of 2007 was $7.06. No options were granted in the year of 2006; therefore, the weighted-average grant-date fair value was zero. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2008, 2007, and 2006 was $1.65 million, $3.35 million, and $5.12 million, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $654 thousand, $914 thousand and $880 thousand from excess tax benefits related to share-based compensation for the year of 2008, 2007 and 2006, respectively.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,874,051,000 and $1,945,818,000 of loan commitments outstanding as of December 31, 2008 and 2007, respectively, substantially all of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $3,035,000 and $1,580,000 as of December 31, 2008 and 2007, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $129,023,000 and $144,314,000 as of December 31, 2008 and 2007, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
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
Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2008, United has both fair value hedges and cash flow hedges.
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
The following tables set forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2008 and 2007:
Derivative Classifications and Hedging Relationships

	December 31, 2008			December 31, 2007
	Notional	Derivative		Notional	Derivative
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives Designated as Fair Value Hedges:

Hedging Commercial Loans	$14,500	—	$2,076	$14,155	—	$588

Total Derivatives Designated as Fair Value Hedges:	$14,500	—	$2,076	$14,155	—	$588

Derivatives Designated as Cash Flow Hedges:
Hedging FHLB Borrowings	$234,685	—	$10,727	$234,685	$657	—

Total Derivatives Designated as Cash Flow Hedges:	$234,685	—	$10,727	$234,685	$657	—

Total Derivatives Used in Interest Rate Risk Management and Designated in SFAS 133 Relationships:	$249,185	—	$12,803	$248,840	$657	$588

NOTE P—DERIVATIVE FINANCIAL INSTRUMENTS— continued
Derivative Hedging Instruments

	December 31, 2008				December 31, 2007
		Average	Average			Average	Average
	Notional	Receive	Pay	Estimated	Notional	Receive	Pay	Estimated
(In thousands)	Amount	Rate	Rate	Fair Value	Amount	Rate	Rate	Fair Value
Fair Value Hedges:
Pay Fixed Swap (Commercial Loans)	$14,500	—	6.27%	$(2,076)	$14,155	—	6.27%	$(588)

Total Derivatives Used in Fair Value Hedges	$14,500			$(2,076)	$14,155			$(588)

Cash Flow Hedges:
Pay Fixed Swap (FHLB Borrowing)	$234,685	—	3.79%	$(10,727)	$234,685	—	3.79%	$657

Total Derivatives Used in Cash Flow Hedges	$234,685			$(10,727)	$234,685			$657

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$249,185			$(12,803)	$248,840			$69

For the years ended December 31, 2008 and 2007, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were not significant to United’s Consolidated Statements of Income. For the years ended December 31, 2008 and 2007, $7,399,000 and $2,545,000, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. During the next 12 months, United does not expect to reclassify into earnings any of the net deferred loss reported in other comprehensive income at December 31, 2008.
For the years ended December 31, 2008 and 2007, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. A summary of derivative financial instruments not in hedge relationships by type of activity are as follows:

	Net Derivative
	Asset (Liability)		Net Gains (Losses)
	As of December 31		For the Year Ended December 31
(In thousands)	2008	2007	2008	2007	2006
Other Derivative Instruments:
Interest Rate Risk Management	$(6,201)	$196	$(6,201)	$196	—
Customer Risk Management	6,201	(196)	6,201	(196)	—

Total Other Derivative Instruments	$—	$—	$—	$—	—

NOTE Q—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2008	2007	2006
Net Income	$86,954	$90,674	$89,249
Securities available for sale:
Net change in unrealized gains (losses) gains on available for sale securities arising during the period	(71,040)	65	4,831
Related income tax (expense) benefit	24,864	(23)	(1,691)
Net reclassification adjustment for losses (gains) included in net income	9,418	68	3,176
Related income tax (benefit) expense	(3,296)	(24)	(1,112)

Net effect on other comprehensive income (loss)	(40,054)	86	5,204

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from available for sale to the held to maturity investment portfolio	51	1,197	—
Related income tax benefit	(18)	(419)	—
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	266	383	671
Related income tax expense	(93)	(134)	(235)

Net effect on other comprehensive income	206	1,027	436

Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge	(11,383)	(3,915)	(2,336)
Related income tax expense (benefit)	3,984	1,370	817
Termination of cash flow hedge	—	6,909	(2,077)
Related income tax (benefit) expense	—	(2,418)	727

Net effect on other comprehensive income (loss)	(7,399)	1,946	(2,869)

FASB 158 pension plan:
Change in pension asset	(25,285)	—	—
Related income tax expense	8,850	—	—
Amortization of transition asset	(175)	(175)	—
Related income tax expense	69	70	—
Amortization of prior service cost	1	1	—
Related income tax benefit	—	—	—
Recognized net actuarial loss	193	593	—
Related income tax benefit	(77)	(237)	—

Net effect on other comprehensive income	(16,424)	252	—

Total change in other comprehensive income	(63,671)	3,311	2,771

Total Comprehensive Income	$23,283	$93,985	$92,020

NOTE R—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31
(In thousands)	2008	2007
Assets
Cash and due from banks	$19,438	$23,848
Securities available for sale	5,460	6,999
Securities held to maturity	4,091	6,110
Other investment securities	1,665	1,247
Loans	—	—
Investment in subsidiaries:
Bank subsidiaries	852,212	879,228
Nonbank subsidiaries	6,363	6,638
Other assets	4,280	6,027

Total Assets	$893,509	$930,097

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$139,178
Accrued expenses and other liabilities	27,929	29,720
Shareholders’ equity (including other accumulated comprehensive loss of $76,151 and $12,480 at December 31, 2008 and 2007, respectively)	736,712	761,199

Total Liabilities and Shareholders’ Equity	$893,509	$930,097

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2008	2007	2006
Income
Dividends from banking subsidiaries	$55,835	$101,294	$89,854
Net interest income	410	683	696
Management fees:
Bank subsidiaries	9,913	10,050	10,128
Nonbank subsidiaries	26	22	15
Other income	(1,286)	186	253

Total Income	64,898	112,235	100,946

Expenses
Interest paid on short-term borrowings	—	—	—
Operating expenses	17,851	18,226	14,889

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	47,047	94,009	86,057
Applicable income tax benefit	(2,646)	(3,219)	(1,176)

Income Before Equity in Undistributed Net Income of Subsidiaries	49,693	97,228	87,233
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	37,101	(6,350)	1,965
Nonbank subsidiaries	160	(204)	51

Net Income	$86,954	$90,674	$89,249

NOTE R—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION — continued
Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2008	2007	2006
Operating Activities
Net income	$86,954	$90,674	$89,249
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(37,262)	6,553	(2,016)
Depreciation and net amortization	—	(1)	(14)
Amortization of net periodic pension costs	12	20	—
Stock-based compensation	547	91	—
Net loss (gain) on securities transactions	1,201	(235)	(322)
Net change in other assets and liabilities	(740)	(2,005)	(1,903)

Net Cash Provided by Operating Activities	50,712	95,097	84,994

Investing Activities
Net proceeds from sales of (purchases of) securities	2,496	(315)	789
Net cash paid in acquisition of subsidiary	—	(98,142)	—
Increases in investment in subsidiaries	—	(2,474)	—
Repayment on loan balances by customers	—	457	570
Change in other investment securities	(418)	70	59

Net Cash Provided by (Used in) Investing Activities	2,078	(100,404)	1,418

Financing Activities
Net repayment of from subsidiary trusts	(9,875)	(10,000)	—
Net advances from subsidiary trusts	—	82,475	—
Cash dividends paid	(50,179)	(46,424)	(45,067)
Acquisition of treasury stock	(206)	(24,889)	(47,607)
Distribution of treasury stock for deferred compensation plan	183	76	35
Excess tax benefits from stock-based compensation arrangements	654	914	880
Proceeds from exercise of stock options	2,223	3,367	7,261

Net Cash (Used in) Provided by Financing Activities	(57,200)	5,519	(84,498)

Increase in Cash and Cash Equivalents	(4,410)	212	1,914

Cash and Cash Equivalents at Beginning of Year	23,848	23,636	21,722

Cash and Cash Equivalents at End of Year	$19,438	$23,848	$23,636

NOTE S—REGULATORY MATTERS
The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2008, were approximately $19,578,000 and $15,369,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2007, was approximately $19,018,000 and $15,674,000, respectively.
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
During 2009, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $53,897,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $58,367,000 at December 31, 2008, and must be secured by qualifying collateral.
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
Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2008, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2008, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

NOTE S—REGULATORY MATTERS — continued
United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$735,426	11.0%	$535,373	≥8.0%	$669,217	≥10.0%
United Bank (WV)	356,591	11.1%	257,168	≥8.0%	321,460	≥10.0%
United Bank (VA)	364,604	10.2%	285,674	≥8.0%	357,093	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	663,023	9.9%	267,687	≥4.0%	401,530	≥6.0%
United Bank (WV)	323,611	10.1%	128,584	≥4.0%	192,876	≥6.0%
United Bank (VA)	328,481	9.2%	142,837	≥4.0%	214,256	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	663,023	8.5%	311,728	≥4.0%	389,660	≥5.0%
United Bank (WV)	323,611	7.9%	163,590	≥4.0%	204,488	≥5.0%
United Bank (VA)	328,481	8.5%	154,396	≥4.0%	192,996	≥5.0%
As of December 31, 2007:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$697,951	10.8%	$519,046	≥8.0%	$648,807	≥10.0%
United Bank (WV)	336,173	10.3%	260,296	≥8.0%	325,370	≥10.0%
United Bank (VA)	336,037	10.2%	263,010	≥8.0%	328,762	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	630,407	9.7%	259,523	≥4.0%	389,284	≥6.0%
United Bank (WV)	305,114	9.4%	130,148	≥4.0%	195,222	≥6.0%
United Bank (VA)	302,852	9.2%	131,505	≥4.0%	197,257	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	630,407	8.5%	297,864	≥4.0%	372,331	≥5.0%
United Bank (WV)	305,114	7.7%	157,916	≥4.0%	197,395	≥5.0%
United Bank (VA)	302,852	8.4%	144,547	≥4.0%	180,684	≥5.0%
NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS
United adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to determine the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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

NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS — continued
goodwill and core deposit intangibles.
In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.
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

NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS — continued
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$1,097,043	$8,715	$1,004,196	$84,132
Derivative financial assets	6,201	—	6,201	—

Liabilities
Derivative financial liabilities	19,004	—	19,004	—
The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2008 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

Available-for-sale
securities
Beginning Balance at January 1, 2008	$5,372

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(30,715)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	109,475

Ending Balance at December 31, 2008	$84,132

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—
At September 30, 2008, United changed its valuation technique for pooled trust preferred securities available-for-sale. Previously, United relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United felt that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Therefore, United estimated fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. The change in the valuation technique for these trust preferred securities resulted in an initial transfer of $112,587 into Level 3 financial assets.
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS — continued
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
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
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	YTD
Description	2008	(Level 1)	(Level 2)	(Level 3)	Losses
Assets
Impaired Loans	$30,253	—	$12,945	$17,308	$1,316
The following methods and assumptions were used by United in estimating its fair value disclosures for other financial instruments:
Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.
Securities held to maturity and other securities: The estimated fair values of held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data. Any securities held to maturity not valued based upon the methods above are valued based on a discounted cash flow methodology using appropriately

NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS — continued
adjusted discount rates reflecting nonperformance and liquidity risks. Other securities consist mainly of shares of Federal Home Loan Bank and Federal Reserve Bank stock that do not have readily determinable fair values and are carried at cost.
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
The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents	$213,534	$213,534	$230,651	$230,651
Securities available for sale	1,097,043	1,097,043	1,156,561	1,156,561
Securities held to maturity	116,407	103,505	157,228	158,165
Other securities	78,372	78,372	80,975	80,975
Loans held for sale	868	868	1,270	1,270
Loans	6,014,155	6,074,264	5,793,484	5,893,751
Derivative financial assets	6,201	6,201	657	657
Deposits	5,647,954	5,696,733	5,349,750	5,383,443
Short-term borrowings	778,320	778,320	1,036,063	1,036,063
Long-term borrowings	852,685	867,422	774,162	782,186
Derivative financial liabilities	19,004	19,004	588	588

NOTE U—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2008 and 2007 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Interest income	$113,546	$106,419	$106,760	$103,186
Interest expense	51,268	43,267	42,623	39,961
Net interest income	62,278	63,152	64,137	63,225
Provision for credit losses	2,100	4,351	6,497	12,207
Mortgage banking income	93	156	93	43
Securities losses, net	955	(46)	(9,167)	(1,160)
Other noninterest income	17,562	19,073	19,404	20,297
Noninterest expense	41,358	41,477	41,638	46,600
Income taxes	11,734	11,360	6,740	7,079
Net income (1)	25,696	25,147	19,592	16,519

Per share data:
Average shares outstanding (000s):
Basic	43,247	43,265	43,277	43,358
Diluted	43,419	43,420	43,421	43,547
Net income per share:
Basic	$0.59	$0.58	$0.45	$0.38
Diluted	$0.59	$0.58	$0.45	$0.38
Dividends per share	$0.29	$0.29	$0.29	$0.29

2007
Interest income	$100,622	$101,702	$117,309	$119,096
Interest expense	47,960	48,882	58,197	58,271
Net interest income	52,662	52,820	59,112	60,825
Provision for credit losses	350	850	1,550	2,580
Mortgage banking income	161	162	124	80
Securities gains (losses), net	157	165	172	(562)
Other noninterest income	14,598	16,198	17,030	9,464
Noninterest expense	31,495	32,496	39,022	44,916
Income taxes	11,326	11,487	10,063	6,359
Net income (1)	24,407	24,512	25,803	15,952

Per share data:
Average shares outstanding (000s):
Basic	40,946	40,677	42,732	43,216
Diluted	41,272	40,936	42,998	43,439
Net income per share:
Basic	$0.60	$0.60	$0.60	$0.37
Diluted	$0.59	$0.60	$0.60	$0.37
Dividends per share	$0.28	$0.28	$0.28	$0.29

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

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
Management’s Report on Internal Control over Financial Reporting
          Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 49-50 of this report and are incorporated in this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
           None

UNITED BANKSHARES, INC.
FORM 10-K, PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2009 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
          United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.
          Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”
          Since the disclosure of the procedures in the definitive proxy statement for the 2008 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.
Item 11. EXECUTIVE COMPENSATION
          Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2009 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

UNITED BANKSHARES, INC.
FORM 10-K, PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	List of Documents Filed as Part of This Report:
(1)	Financial Statements
The financial statements listed below are filed as part of this report:

Page References
Management’s Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm On Effectiveness of Internal Control Over Financial Reporting	50
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets	52
Consolidated Statements of Income	53
Consolidated Statements of Changes in Shareholders’ Equity	54
Consolidated Statements of Cash Flows	55
Notes to Consolidated Financial Statements	56
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
(2)	Financial Statement Schedules
       United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.
(3)	Exhibits Required by Item 601
       Listing of Exhibits — See the Exhibits’ Index on page 100 of this Form 10-K.
(b)	Exhibits — The exhibits to this Form 10-K begin on page 104.

(c)	Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.
       All reports filed electronically by United with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on United’s web site at ubsi-inc.com. These filings are also accessible on the SEC’s web site at www.sec.gov.

UNITED BANKSHARES, INC.
FORM 10-K
INDEX TO EXHIBITS

Sequential
	S-K Item 601	Page
Description	Table Reference	Number

Agreement and Plan of Reorganization with Premier Community Bankshares, Inc.	(2)	(a)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(b)

(b) Bylaws		(c)

Material Contracts	(10)

(a) Third Amended Employment Agreement for Richard M. Adams		(d)

(b) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(d)

(c) Data processing contract with FISERV		(e)(f)

(d) Amended and Restated Change of Control Agreement for Steven E. Wilson, Richard M. Adams, Jr., James B. Hayhurst, Jr., James J. Consagra, Jr., and Joe L. Wilson		(d)

(e) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson		(d)

(f) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr., Executive Vice-President and James J. Consagra, Jr., Executive Vice-President
(d)

(g) Employment Agreement with J. Paul McNamara		(g)

(h) Amended and Restated Employment Agreement for Donald L. Unger		(d)

(i) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(d)

		Sequential
	S-K Item 601	Page
Description	Table Reference	Number

(j) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(d)

(k) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement:
The Marathon Bank for Donald L. Unger		(d)

(l) Summary of Compensation Paid to Named Executive Officers		(h)(i)

(m) Summary of Compensation Paid to Directors		(h)

(n) Summary of Amendment to Richard M. Adams’ Employment Contract		(i)

(o) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan		(d)

(p) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(d)

(q) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(d)

(r) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(d)

Statement Re: Computation of Ratios	(12)	104

Subsidiaries of the Registrant	(21)	105

Consent of Ernst & Young LLP	(23)	107

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	108

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	109

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(32.1)	110

		Sequential
	S-K Item 601	Page
Description	Table Reference	Number

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(32.2)	111

Footnotes

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 26, 2007 and filed January 29, 2007 for United Bankshares, Inc., File No. 01-13322.

(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to Exhibits to the 1990 10-K for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 17, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 30, 2005 and filed January 5, 2006 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(h)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 1, 2007 and filed November 7, 2007 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 26, 2009 and filed January 29, 2009 for United Bankshares, Inc., File No. 0-13322.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 25, 2009

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	February 25, 2009

/s/ Robert G. Astorg	Director	February 25, 2009

/s/ Mary K. Weddle	Director	February 25, 2009

/s/ Lawrence K. Doll	Director	February 25, 2009

/s/ John M. McMahon	Director	February 25, 2009

/s/ W. Gaston Caperton, III	Director	February 25, 2009

/s/ Theodore J. Georgelas	Director	February 25, 2009

/s/ William C. Pitt, III	Director	February 25, 2009

/s/ P. Clinton Winter, Jr.	Director	February 25, 2009

/s/ F. T. Graff, Jr.	Director	February 25, 2009

/s/ J. Paul McNamara	Director	February 25, 2009

/s/ Gary G. White	Director	February 25, 2009

/s/ Donald L. Unger	Director	February 25, 2009