Form 10-Q
period 2009-03-31
UNITED BANKSHARES INC/WV
filed 2009-05-11
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐ No ☐
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
Class — Common Stock, $2.50 Par Value; 43,394,144 shares outstanding as of April 30, 2009.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2009 and December 31, 2008, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three months ended March 31, 2009 and 2008, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2009, the related condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	March 31	December 31
	2009	2008
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$154,374	$190,895
Interest-bearing deposits with other banks	21,424	14,187
Federal funds sold	7,256	8,452

Total cash and cash equivalents	183,054	213,534

Securities available for sale at estimated fair value (amortized cost-$1,105,099 at March 31, 2009 and $1,165,116 at December 31, 2008)	1,041,099	1,097,043
Securities held to maturity (estimated fair value-$84,989 at March 31, 2009 and $103,505 at December 31, 2008)	105,180	116,407
Other investment securities	78,502	78,372
Loans held for sale	1,417	868
Loans	5,983,350	6,020,558
Less: Unearned income	(5,754)	(6,403)

Loans net of unearned income	5,977,596	6,014,155
Less: Allowance for loan losses	(62,422)	(61,494)

Net loans	5,915,174	5,952,661
Bank premises and equipment	58,204	58,560
Goodwill	312,193	312,263
Accrued interest receivable	29,281	31,816
Other assets	260,613	240,567

TOTAL ASSETS	$7,984,717	$8,102,091

Liabilities
Deposits:
Noninterest-bearing	$993,987	$906,099
Interest-bearing	4,668,693	4,741,855

Total deposits	5,662,680	5,647,954
Borrowings:
Federal funds purchased	151,435	128,185
Securities sold under agreements to repurchase	342,673	434,425
Federal Home Loan Bank borrowings	792,459	879,538
Other short-term borrowings	3,047	3,710
Other long-term borrowings	185,040	185,147
Allowance for lending-related commitments	2,260	2,109
Accrued expenses and other liabilities	88,137	84,311

TOTAL LIABILITIES	7,227,731	7,365,379
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 and 44,320,832 at March 31, 2009 and December 31, 2008, respectively, including 922,049 and 916,941 shares in treasury at March 31, 2009 and December 31, 2008, respectively	110,798	110,802
Surplus	96,301	96,654
Retained earnings	654,191	637,152
Accumulated other comprehensive loss	(72,886)	(76,151)
Treasury stock, at cost	(31,418)	(31,745)

TOTAL SHAREHOLDERS’ EQUITY	756,986	736,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,984,717	$8,102,091

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2009	2008

Interest income
Interest and fees on loans	$78,585	$94,861
Interest on federal funds sold and other short-term investments	37	272
Interest and dividends on securities:
Taxable	13,798	15,153
Tax-exempt	2,285	3,260

Total interest income	94,705	113,546

Interest expense
Interest on deposits	24,234	35,129
Interest on short-term borrowings	245	6,830
Interest on long-term borrowings	9,309	9,309

Total interest expense	33,788	51,268

Net interest income	60,917	62,278
Provision for credit losses	8,028	2,100

Net interest income after provision for credit losses	52,889	60,178

Other income
Fees from trust and brokerage services	3,594	3,939
Fees from deposit services	9,303	9,083
Bankcard fees and merchant discounts	923	1,558
Other service charges, commissions, and fees	451	488
(Loss) income from bank-owned life insurance	(102)	1,309
Income from mortgage banking	137	93
Security gains	69	955
Other income	1,015	1,185

Total other income	15,390	18,610

Other expense
Salaries and employee benefits	19,836	19,028
Net occupancy expense	4,552	4,297
Equipment expense	2,765	1,794
Data processing expense	2,643	2,803
Bankcard processing expense	748	1,349
Other expense	11,270	12,087

Total other expense	41,814	41,358

Income before income taxes	26,465	37,430
Income taxes	(3,168)	11,734

Net income	$29,633	$25,696

Earnings per common share:
Basic	$0.68	$0.59

Diluted	$0.68	$0.59

Dividends per common share	$0.29	$0.29

Average outstanding shares:
Basic	43,407,224	43,246,852
Diluted	43,465,298	43,418,571
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2009
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2009	44,320,832	$110,802	$96,654	$637,152	($76,151)	($31,745)	$736,712

Comprehensive income:
Net income	—	—	—	29,633	—	—	29,633
Other Comprehensive income, net of tax:
Unrealized gain on securities of $2,693 net of reclassification adjustment for gains included in net income of $45	—	—	—	—	2,648	—	2,648
Unrealized gain on cash flow hedge, net of tax of $125	—	—	—	—	231	—	231
Accretion of the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio	—	—	—	—	16	—	16
Pension plan’s amortization of transition asset, prior service cost, and actuarial loss, net of tax of $328	—	—	—	—	581	—	581
Change in pension asset, net of tax of $113	—	—	—	—	(211)	—	(211)

Total comprehensive income							32,898
Stock based compensation expense	—	—	137	—	—	—	137
Purchase of treasury stock (26,429 shares)	—	—	—	—	—	(409)	(409)
Distribution of treasury stock for deferred compensation plan (263 shares)	—	—	—	—	—	6	6
Cash dividends ($0.29 per share)	—	—	—	(12,594)	—	—	(12,594)
Common stock options exercised (21,058 shares)	—	—	(494)	—	—	730	236
Fractional shares adjustment	(1,675)	(4)	4	—	—	—	—

Balance at March 31, 2009	44,319,157	$110,798	$96,301	$654,191	($72,886)	($31,418)	$756,986

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended
	March 31
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,902	$31,878

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	11,149	6,236
Purchases of securities held to maturity	—	—
Proceeds from sales of securities available for sale	829	268
Proceeds from maturities and calls of securities available for sale	84,923	123,610
Purchases of securities available for sale	(25,590)	(118,135)
Net purchases of bank premises and equipment	(1,149)	(370)
Net change in other investment securities	(150)	4,599
Net change in loans	29,810	(7,324)

NET CASH PROVIDED BY INVESTING ACTIVITIES	99,822	8,884

FINANCING ACTIVITIES
Cash dividends paid	(12,590)	(12,535)
Excess tax benefits from stock-based compensation arrangements	96	244
Acquisition of treasury stock	(409)	(4)
Proceeds from exercise of stock options	211	223
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	75,000	—
Repayment of long-term Federal Home Loan Bank borrowings	(79)	(81)
Redemption of debt related to trust preferred securities	—	(10,310)
Distribution of treasury stock for deferred compensation plan	6	6
Changes in:
Deposits	14,726	70,023
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(231,165)	(90,089)

NET CASH USED IN FINANCING ACTIVITIES	(154,204)	(42,523)

Decrease in cash and cash equivalents	(30,480)	(1,761)

Cash and cash equivalents at beginning of year	213,534	230,651

Cash and cash equivalents at end of period	$183,054	$228,890

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2009 and 2008 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in United’s 2008 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2008 Annual Report of United on Form 10-K. To conform to the 2009 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
New Accounting Standards
On April 9, 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS 157-4). This final staff position provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. United plans to adopt the provisions of SFAS 157-4 during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s financial condition, results of operations, or liquidity.
On April 9, 2009, the FASB issued Staff Position SFAS 115-2, SFAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This final staff position provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This final staff position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. United plans to adopt the provisions of this final staff position during the second quarter of 2009.

United is currently assessing the impact this final staff position will have on its consolidated financial statements.
On April 9, 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This final staff position amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The final staff position also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This final staff position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. United plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the second quarter of 2009.
In January 2009, the FASB issued FSP 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP 99-20). This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” by eliminating the requirement that an investment holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20 requires that an other than temporary impairment (OTTI) be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the investment holder’s estimated cash flows from the cash flows previously projected. This requirement and amendment makes the impairment model in EITF 99-20 consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” In addition, this FSP provides additional guidance emphasizing that investment holders should consider all available information (i.e., past events, current conditions, and expected events) when developing estimates of future cash flows in their EITF 99-20 OTTI assessments. FSP 99-20 is effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to prior interim or annual reporting periods is not permitted. The adoption of this FSP did not have any impact on the level or amount of OTTI impairments because United does not have any transferred securitized financial assets.
In December 2008, the FASB issued FSP FAS 132R-1 (FSP 132R-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement 132R, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The objectives of the enhanced disclosures are to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of an employer’s plan assets; the inputs and valuation techniques used to measure the fair value of a plan’s assets; the effect of fair value measurements on plan assets using significant unobservable inputs, and significant concentrations of risk within plan assets. Additionally, FSP 132R requires employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant Level 3 unobservable inputs. This reconciliation will require entities to separately present changes during the period that are attributable to actual return on plan assets, purchases, sales and settlements, and transfers in and out of Level 3. The disclosure provisions of FSP 132R-1 are required for reporting periods ending after December 15, 2009. Comparative disclosures are not required upon adoption and earlier application of this FSP is permitted. The adoption of FSP 132R-1 is not expected to have an impact on the Company’s financial condition, results of operations, or liquidity.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities” which amends FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The disclosure provisions of SFAS 161 have been adopted by United and the adoption did not have any impact on the Company’s financial condition, results of operations, or liquidity.
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
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. United adopted SFAS 160 on January 1, 2009. The adoption of this statement did not have a material impact on United’s consolidated financial statements.
2. INVESTMENT SECURITIES
Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized below:

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,295	$75	—	$4,370
State and political subdivisions	105,865	2,842	$581	108,126
Mortgage-backed securities	837,108	17,934	17,993	837,049
Marketable equity securities	4,691	46	642	4,095
Corporate securities	153,140	—	65,681	87,459

Total	$1,105,099	$20,897	$84,897	$1,041,099

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,704	$113	$—	$10,817
State and political subdivisions	112,720	1,357	1,345	112,732
Mortgage-backed securities	883,361	13,525	21,567	875,319
Marketable equity securities	5,070	—	296	4,774
Corporate securities	153,261	—	59,860	93,401

Total	$1,165,116	$14,995	$83,068	$1,097,043

Corporate securities consist mainly of bonds and trust preferred issuances of corporations. Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

March 31, 2009
Treasuries and agencies	—	—	—	—
State and political	$18,281	$581	—	—
Mortgage-backed	21,652	425	$159,771	$17,568
Marketable equity securities	308	202	779	440
Corporate securities	17,786	11,757	69,674	53,924

Total	$58,027	$12,965	$230,224	$71,932

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2008
Treasuries and agencies	—	—	—	—
State and political	$38,574	$1,345	—	—
Mortgage-backed	173,308	18,026	$26,625	$3,541
Marketable equity securities	613	277	356	19
Corporate securities	25,099	15,254	68,302	44,606

Total	$237,594	$34,902	$95,283	$48,166

Gross unrealized losses on available for sale securities were $84,897 at March 31, 2009. Securities in an unrealized loss position at March 31, 2009 consisted primarily of corporate securities. These corporate securities were mainly single issuer trust preferred securities and trust preferred collateralized debt obligations of financial institutions. The Company had no exposure to real estate investment trusts (REITS) in its investment portfolio. The unrealized loss on the mortgage-backed securities portfolio relates primarily to AAA securities issued by FHMLC, FNMA, GNMA, and various private label issuers.

In determining whether or not the available for sale corporate securities, in particular those in an unrealized loss position for twelve months or more, were other than temporarily impaired, management considered the severity and the duration of the loss in conjunction with our positive intent and ability to hold these securities to recovery or maturity.
In analyzing the duration and severity of the losses, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the severe widening of the bid/ask spread; (2) the markets for pooled trust preferred securities (“TRUP CDOs”) ultimately became dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums in the broader markets was responsible for a significant amount of the price decline in the corporate securities and TRUP CDO portfolios.
The amortized cost of available for sale corporate securities in an unrealized loss position for twelve months or longer as of March 31, 2009 consisted of $115.7 million in TRUP CDOs and $7.9 million in single issued trust preferred securities. There were no single issued trust preferred securities greater than $5 million in an unrealized loss position for twelve months or longer. The TRUP CDOs consisted of $28.9 million in investment grade bonds and $86.8 million in split-rated bonds (investment grade by Fitch, below investment grade by Moodys). All of our TRUP CDOs were rated investment grade by at least one rating agency.
The following is a summary of the available for sale corporate securities in an unrealized loss position twelve months or greater as of March 31, 2009:

						Below
	Amortized	Fair	Unrealized	Investment	Split	Investment
Class	Cost	Value	Loss	Grade	Rated	Grade
	(Dollars in thousands)
Senior	$15,000	$9,031	$5,969	$15,000	—	—
Mezzanine (now in Senior position)	19,936	10,788	9,148	7,438	$12,498	—
Mezzanine	80,762	46,228	34,534	6,500	74,261	—
Single Issue Trust Preferred	7,900	3,627	4,273	—	7,899	—

Totals	$123,598	$69,674	$53,924	$28,938	$94,658	—

To determine a net realizable value and assess whether impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was probable that United would not receive all principal and interest payments expected at purchase. Management’s cash flow analysis was performed for each issuer and considered the current deferrals and defaults, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, subordination, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. Management also spoke with analysts who covered specific companies, particularly when those companies were deferring or experiencing financial difficulties. The underlying collateral analysis for each issuer took into consideration several factors including TARP participation, capital adequacy, earnings trends and asset quality. Management also performed a stress test analysis to determine what level of defaults would have to occur before United would experience a break in yield or principal.

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. It is important to note that although Moodys downgraded several TRUP CDO bonds to below investment grade, Fitch rated the entire portfolio investment grade. Standard and Poors only rated five TRUP CDOs and all were investment grade. Due to the wide discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis as described above and exercise management’s professional judgment in evaluating whether it was probable that United would be unable to realize all principal and interest expected at purchase.
Management does not believe any individual security with an unrealized loss as of March 31, 2009 is other than temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the probability of contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
The amortized cost and estimated fair value of securities available for sale at March 31, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$12,304	$12,387	$10,103	$10,115
Due after one year through five years	52,991	54,362	72,091	73,048
Due after five years through ten years	217,658	221,569	226,455	226,647
Due after ten years	817,455	748,686	851,397	782,459
Marketable equity securities	4,691	4,095	5,070	4,774

Total	$1,105,099	$1,041,099	$1,165,116	$1,097,043

Debt securities that United has the positive intent and the ability to hold to maturity are carried at amortized cost. The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,425	$2,414	—	$13,839
State and political subdivisions	32,364	745	$213	32,896
Mortgage-backed securities	131	9	—	140
Corporate securities	61,260	275	23,421	38,114

Total	$105,180	$3,443	$23,634	$84,989

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,455	$2,630	—	$14,085
State and political subdivisions	34,495	594	$291	34,798
Mortgage-backed securities	135	8	—	143
Corporate securities	70,322	404	16,247	54,479

Total	$116,407	$3,636	$16,538	$103,505

Corporate securities consist mainly of bonds and trust preferred issuances of corporations. The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$4,106	$4,428	$12,084	$11,203
Due after one year through five years	9,105	9,379	10,085	10,267
Due after five years through ten years	15,649	16,938	16,206	17,549
Due after ten years	76,320	54,244	78,032	64,486

Total	$105,180	$84,989	$116,407	$103,505

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $975,886 and $1,101,632 at March 31, 2009 and December 31, 2008, respectively.

3. LOANS
Major classifications of loans are as follows:

	March 31,	December 31,
	2009	2008
Commercial, financial and agricultural	$1,238,428	$1,274,937
Real estate:
Single-family residential	1,901,035	1,915,355
Commercial	1,644,260	1,647,307
Construction	615,371	601,995
Other	245,124	245,214
Installment	339,132	335,750

Total gross loans	$5,983,350	$6,020,558

The table above does not include loans held for sale of $1,417 and $868 at March 31, 2009 and December 31, 2008, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $126,397 and $123,536 at March 31, 2009 and December 31, 2008, respectively.
4. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,260 and $2,109 at March 31, 2009 and December 31, 2008, respectively, is separately classified as a liability on the balance sheet. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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
A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended
	March 31
	2009	2008
Balance at beginning of period	$63,603	$58,744
Provision	8,028	2,100

	71,631	60,844
Loans charged-off	(7,351)	(2,033)
Less: Recoveries	402	239

Net Charge-offs	(6,949)	(1,794)

Balance at end of period	$64,682	$59,050

5. RISK ELEMENTS
Nonperforming assets include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for credit losses. Nonperforming assets also includes other real estate owned which consists of property acquired through foreclosure and is stated at the lower of cost or fair value less estimated selling costs.
Nonperforming assets are summarized as follows:

	March 31,	December 31,
	2009	2008
Nonaccrual loans	$40,248	$42,317
Loans past due 90 days or more and still accruing interest	19,214	11,881
Restructured loans	1,134	—

Total nonperforming loans	60,596	54,198
Other real estate owned	31,768	19,817

Total nonperforming assets	$92,364	$74,015

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is doubtful. At March 31, 2009, the recorded investment in loans that were considered to be impaired was $54,509 (of which $40,248 were on a nonaccrual basis and $1,134 were restructured). Included in this amount is $24,478 of impaired loans for which the related allowance for credit losses is $3,887 and $30,031 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2008, the recorded investment in loans that were considered to be impaired was $59,742 (of which $42,317 were on a nonaccrual basis). Included in this amount were $30,253 of impaired loans for which the related allowance for credit losses was $5,434, and $29,489 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended March 31, 2009 and for the year ended December 31, 2008 was approximately $56,655 and $50,281, respectively.
For the quarters ended March 31, 2009 and 2008, United recognized interest income on impaired loans of approximately $185 and $299, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $887 and $798 for the quarters ended March 31, 2009 and 2008, respectively.
6. GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($24,315)	$6,680

Goodwill not subject to amortization			$312,193

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($23,611)	$7,384

Goodwill not subject to amortization			$312,263

United incurred amortization expense of $704 and $1,018 for the quarters ended March 31, 2009 and 2008, respectively. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2009	$2,561
2010	1,884
2011	1,362
2012	915
2013 and thereafter	662

7. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $300,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2009, federal funds purchased were $151,435 while securities sold under agreements to repurchase were $342,673.
United has available funds of $60,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At March 31, 2009, United had no outstanding balance under these lines of credit. Both lines require compliance with various financial and nonfinancial covenants. As of March 31, 2009, United was not in compliance with two of the financial covenants on one of those lines (ratios of allowance for loan losses to nonperforming assets and nonperforming assets to net loans plus OREO). The Company has had discussions with the lender and expects to have the issue resolved prior to the end of the second quarter of 2009.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of March 31, 2009, United Bank (VA) had an outstanding balance of $3,047 and had additional funding available of $1,953.
8. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2009, United had an unused borrowing amount of approximately $1,278,334 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At March 31, 2009, $792,459 of FHLB advances with a weighted-average interest rate of 2.60% are scheduled to mature within the next eleven years.

The scheduled maturities of borrowings are as follows:

Year	Amount

2009	$205,000
2010	384,685
2011	60,000
2012	55,000
2013 and thereafter	87,774

Total	$792,459

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2009 and December 31, 2008, the outstanding balances of the Debentures were $185,040 and $185,147, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,889,390 and $1,874,051 of loan commitments outstanding as of March 31, 2009 and December 31, 2008, respectively, substantially all of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $2,578 and $3,035 as of March 31, 2009 and December 31, 2008, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $124,728 and $129,023 as of March 31, 2009 and December 31, 2008, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
On May 1, 2009, the Company became aware that potential issues existed with respect to the validity of three cash value life insurance policies pledged as collateral on certain commercial loans. These loans were made to three affiliated companies of a commercial customer by the Company’s subsidiary, United Bank (VA). As of April 30, 2009, the aggregate outstanding principal balances of the three loans totaled approximately $17.9 million.
At the time the loans were closed, the bank had been provided with evidence prior to funding that the policies were duly issued and properly assigned to the bank. On May 4, 2009, the Company determined that the policies were never issued to the individual who purportedly owned and assigned the policies to the bank. The cash value life insurance policies constitute the collateral securing the three loans. However, the Company has been in contact with this customer and is attempting to obtain payments and additional collateral. As of the date of this filing on Form 10-Q, the loans with this customer are current with respect to all principal and interest payments and no charge for loan loss has been made nor has any specific allowance been assigned. The Company has notified its insurance carrier and appropriate law enforcement authorities. Based on the facts known to it as of the date of filing, the Company is not able to reasonably estimate a possible loss. The Company’s earnings continue to be strong and much ahead of peer performance results. The Company continues to be well capitalized based upon regulatory guidelines.
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
United accounts for its derivative financial instruments in accordance with FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a SFAS 133 hedge relationship.
Under the provisions of SFAS 133, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2009, United has fair value hedges and a cash flow hedge.
For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the three months ended March 31, 2009 and 2008.
At inception of a hedge relationship, United formally documents the hedged item, the particular risk management objective, the nature of the risk being hedged, the derivative being used, how effectiveness of the hedge will be assessed and how the ineffectiveness of the hedge will be measured. United also assesses hedge effectiveness at inception and on an ongoing basis using regression analysis. Hedge ineffectiveness is measured by using the change in fair value method. The change in fair value method compares the change in the fair value of the hedging derivative to the change in the fair value of the hedged exposure, attributable to changes in the benchmark rate. The portion of a hedge that is ineffective is recognized immediately in earnings. Prior to January 1, 2006, United used the shortcut method for interest rate swaps that met the criteria as defined under SFAS 133. Effective January 1, 2006, United adopted an internal policy of accounting for all new derivative instruments entered thereafter whereby the shortcut method would no longer be used.
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
The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2009.

Derivative Classifications and Hedging Relationships
March 31, 2009

		Average
	Notional	Receive	Average
	Amount	Rate	Pay Rate

Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,913	—	6.27%

Total Derivatives Used in Fair Value Hedges	$13,913

Cash Flow Hedge:
Pay Fixed Swap (Hedging FHLB Borrowing)	$234,685	—	3.79%

Total Derivative Used in Cash Flow Hedge	$234,685

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$248,598

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Other assets	$—	Other assets	$—

Total derivatives designated as hedging instruments under SFAS 133		$—		$—

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Other assets	$5,855	Other assets	$6,201

Total derivatives not designated as hedging instruments under SFAS 133		$5,855		$6,201

Total derivatives		$5,855		$6,201

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Other liabilities	$12,380	Other liabilities	$12,803

Total derivatives designated as hedging instruments under SFAS 133		$12,380		$12,803

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Other liabilities	$5,855	Other liabilities	$6,201

Total derivatives not designated as hedging instruments under SFAS 133		$5,855		$6,201

Total derivatives		$18,235		$19,004

Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. United’s exposure is limited to the replacement value of the contracts rather than the notional amount of the contract. The Company’s agreements generally contain provisions that limit the unsecured exposure up to an agreed upon threshold. Additionally, the Company attempts to minimize credit risk through certain approval processes established by management.
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 are presented as follows:

		Three Months Ended
	Income Statement	March 31,	March 31,
	Location	2009	2008
Derivatives in SFAS 133 fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$35	$66

Total derivatives in SFAS 133 fair value hedging relationships		$35	$66

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts (1)	Other income	$337	$595
Interest rate contracts (2)	Other expense	$(337)	$(595)

Total derivatives not designated as hedging instruments under SFAS 133		$—	$—

Total derivatives		$35	$66

(1)	Represents net gains from derivative assets not designated as hedging instruments under SFAS 133.

(2)	Represents net losses from derivative liabilities not designated as hedging instruments under SFAS 133.

11. FAIR VALUE MEASUREMENTS
United adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to determine the fair values of its financial instruments based on the fair value hierarchy established by SFAS 157, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, United only partially applied SFAS 157 in 2008. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles. United fully adopted SFAS 157 on January 1, 2009 and its implementation did not have a material impact on United’s consolidated financial statements.
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
SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect United’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:
Level 1 —	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 —	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 —	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.
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

The following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3.
Derivatives: United utilizes interest rate swaps in order to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. United utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions. Values obtained from third party vendors are typically not adjusted by management. Management internally reviews the derivative values provided by third party vendors on a quarterly basis. All derivative values are tested for reasonableness by management utilizing a net present value calculation.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$1,041,099	$5,882	$954,443	$80,774
Derivative financial assets	5,855	—	5,855	—

Liabilities
Derivative financial liabilities	18,235	—	18,235	—
The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2009 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

Available-for-
sale
securities

Beginning Balance	$84,132
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(3,358)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending Balance	$80,774

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—
At September 30, 2008, United changed its valuation technique for pooled trust preferred securities available-for-sale. Previously, United relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United felt that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Management first noted a significant widening of the bid-ask spread during the first half of 2008. Management reviewed the trading patterns recorded by certain institutional trading desks and determined that the volume and trading activity in the pooled trust preferred sector had significantly decreased. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the pooled trust preferred sector. Based upon management’s review of the market conditions for pooled trust preferred securities, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value (Level 3) than the market approach valuation technique used at measurement dates prior to September 30, 2008. Management considered the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, and principal and interest cushion.
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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.
Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the unaudited Consolidated Statements of Income.

OREO: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Brokers Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal. An authorized independent appraiser based on consideration of comparable property values conducts appraisals for United (Level 2). Appraisals for property other than ongoing construction are straightforward. In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). As a matter of policy, appraisals are updated once a year as long as management feels that a significant decrease in appraised value has not occurred. If a significant decrease in appraised value is deemed to have taken place, a new appraisal is obtained prior to the one-year scheduled update.
Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first quarter of 2009.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	YTD
Description	2009	(Level 1)	(Level 2)	(Level 3)	Losses
Assets
Impaired Loans	$24,478	—	$8,020	$16,458	$225
Other Real Estate Owned	31,768	—	31,232	536	460

12. STOCK BASED COMPENSATION
On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e., options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of March 31, 2009, 254,550 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $137 thousand for the first quarter of 2009 which was included in salaries and employee benefits expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
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
A summary of option activity under the Plans as of March 31, 2009, and the changes during the first three months of 2009 is presented below:

	Three Months Ended March 31, 2009
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2009	1,724,649			$27.98
Granted	—			—
Exercised	21,058			10.03
Forfeited or expired	16,011			21.97

Outstanding at March 31, 2009	1,687,580	$1,207	4.7	$28.26

Exercisable at March 31, 2009	1,452,280	$1,207	4.1	$28.34

The following table summarizes the status of United’s nonvested awards during the first three months of 2009:

		Weighted-Average
		Grant Date Fair
	Shares	Value Per Share
Nonvested at January 1, 2009	237,550	$7.06
Granted	—	—
Vested	—	—
Forfeited or expired	2,250	7.06

Nonvested at March 31, 2009	235,300	$7.06

Cash received from options exercised under the Plans for the three months ended March 31, 2009 and 2008 was $211 thousand and $223 thousand, respectively. During the three months ended March 31, 2009 and 2008, 21,058 and 26,164 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2009 and 2008. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2009 and 2008 was $294 thousand and $465 thousand, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $96 thousand and $244 thousand from excess tax benefits related to share-based compensation for the three months ended March 31, 2009 and 2008, respectively.
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
Net periodic pension cost for the three months ended March 31, 2009 and 2008 included the following components:

	Three Months Ended
	March 31
(In thousands)	2009	2008
Service cost	$589	$538
Interest cost	988	925
Expected return on plan assets	(1,312)	(1,912)
Amortization of transition asset	(43)	(44)
Recognized net actuarial loss	952	48
Amortization of prior service cost	—	—

Net periodic pension (benefit) cost	$1,174	$(445)

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%
Expected return on assets	8.50%	8.50%
Rate of compensation increase (prior to age 45)	4.75%	4.75%
Rate of compensation increase	3.25%	3.25%
14. INCOME TAXES
In accordance with FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2009, United has provided a liability for $1,508 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2005 through 2007. Late in the first quarter of 2009, the State of West Virginia finalized its tax exam for the years ended December 31, 2005 through 2007. In accordance with FIN 48, at the close of the examination, United recognized a benefit associated with net operating loss carryforwards, coupled with a positive adjustment to income tax expense due to settlement of previously uncertain tax positions. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11,507.

As of March 31, 2009, the total amount of accrued interest related to uncertain tax positions was $508. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
15. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31
	2009	2008
Net Income	$29,633	$25,696
Securities available for sale:
Net change in unrealized loss on available for sale securities arising during the period	4,143	2,849
Related income tax benefit	(1,450)	(997)
Net reclassification adjustment for (gains) included in net income	(69)	(955)
Related income tax expense	24	334

Net effect on other comprehensive income	2,648	1,231

Securities held to maturity:
Unrealized loss related to the call of securities previously transferred from the available for sale to the held to maturity investment portfolio	—	—
Related income tax expense	—	—
Accretion on the unrealized loss for securities transferred from the available for sale to the held to maturity investment portfolio prior to call or maturity	25	71
Related income tax expense	(9)	(25)

Net effect on other comprehensive income	16	46

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	356	(7,917)
Related income tax (expense) benefit	(125)	2,771

Net effect on other comprehensive income	231	(5,146)

FASB 158 pension plan:
Change in pension asset	(324)	2,250
Related income tax expense	113	(788)
Amortization of transition asset	(43)	(43)
Related income tax expense	16	18
Recognized net actuarial loss	952	48
Related income tax benefit	(344)	(20)

Net effect on other comprehensive income	370	1,465

Total change in other comprehensive income	3,265	(2,404)

Total Comprehensive Income	$32,898	$23,292

Information related to derivatives included in accumulated other comprehensive income, net of tax, at March 31, 2009 and 2008 is presented below:

	At March 31
	2009	2008
Beginning of period accumulated derivative (loss) gain	$(6,972)	$427
Unrealized gain (loss) on cash flow hedge for the period	231	(5,146)
Net reclassification adjustment for (gains) losses included in net income	—	—

End of period accumulated derivative gain (loss)	$(6,741)	$(4,719)

16. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2009	2008
Basic
Net Income	$29,633	$25,696

Average common shares outstanding	43,407,224	43,246,852

Earnings per basic common share	$0.68	$0.59

Diluted
Net Income	$29,633	$25,696

Average common shares outstanding	43,407,224	43,246,852
Equivalents from stock options	58,074	171,719

Average diluted shares outstanding	43,465,298	43,418,571

Earnings per diluted common share	$0.68	$0.59
17. VARIABLE INTEREST ENTITIES
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
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46R-8 (FSP 140/FIN 46R). FSP 140/FIN 46R requires public entities to provide additional disclosures about transfers of financial assets and their involvement with VIEs. The FASB issued this FSP with the intent to immediately improve the level of transparency about these transactions and involvements, in advance of the effective date of the proposed amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and FIN 46R, “Consolidation of Variable Interest Entities.” The enhanced disclosures of FSP 140/FIN 46R were required for the first reporting period, interim or annual, ending after December 15, 2008. The disclosure provisions of this FSP have been adopted by United and the adoption did not have any impact on the Company’s financial condition, results of operations, or liquidity.

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2009			As of December 31, 2008
	Aggregate	Aggregate	Risk Of	Aggregate	Aggregate	Risk Of
	Assets	Liabilities	Loss(1)	Assets	Liabilities	Loss(1)

Trust preferred securities	$185,741	$179,575	$6,166	$186,809	$180,691	$6,119

(1)	Represents investment in VIEs.
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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.
This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, the valuation of investment securities and the related other-than-temporary impairment analysis, the accounting for and the valuation of derivative instruments, and the calculation of the income tax provision to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
As explained in Note 4, Allowance for Credit Losses to the unaudited consolidated financial statements, the allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At March 31, 2009, the allowance for loan losses was $62.4 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolios. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $6.2 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first quarter of 2009 net income by approximately $4.3 million, or $0.10 per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 4. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). As discussed in the MD&A, the increase in the allowance for credit losses in the first quarter of 2009 as compared to the first quarter of 2008 can be directly attributed to the current economic environment. Additional information relating to United’s loans is included in Note 3, Loans to the unaudited consolidated financial statements.
Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of

Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of pooled trust preferred securities, management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.
If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other than temporary) in order to apply the appropriate accounting treatment. For example, available for sale securities for which there is an unrealized loss that is deemed to be “other than temporary” are written down to fair value with the write-down recorded as a realized loss and included in securities gains (losses) on the income statement rather than as a separate component of stockholders’ equity on the balance sheet. Given the recent disruptions in the financial markets, the decision to recognize other than temporary impairment on investments securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. Therefore, the other than temporary impairment assessment has become a critical accounting policy for United. For additional information on management’s consideration of investment valuation and other than temporary impairment, see Note 2, Investment Securities, and Note 11, Fair Value Measurements, to the unaudited consolidated financial statements.
United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. United considers derivative instruments to be a critical accounting policy due to the complexity and judgment associated with the implementation of the accounting guidance and because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The accounting policies utilized by the Company to record derivatives reflect the guidance in SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” and other related accounting guidance. In accordance with the guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third parties. Accounting for changes in the fair value of a particular derivative differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. At March 31, 2009, United has one derivative designated as a cash flow hedge and three derivatives designated as fair value hedges. The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings and measure changes in the fair value of the hedged items. At March 31, 2009, United also has three derivatives not included in hedge relationships. Such derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. Management believes that its methods of addressing these judgmental areas and applying the guidance are in accordance with GAAP and consistent with industry practices. Interpretations of SFAS No.133 and related guidance continue to change and evolve. Future interpretations could result in material changes to United’s accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on financial condition, they could have a material adverse effect on United’s results of operations in the period they occur. However, the potential impact to United’s operating results for such changes cannot be reasonably estimated. Additional information relating to United’s use of derivatives is included in Note 10, Derivative Financial Instruments, to the unaudited consolidated financial statements.
United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in SFAS 109 “Accounting for Income Taxes” as interpreted by FASB Interpretation FIN 48 “Accounting for Uncertainty in Income Taxes”. Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note 14, Income Taxes, to the unaudited consolidated financial statements for information regarding United’s FIN 48 disclosures.
Any material effect on the financial statements related to these critical accounting areas are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
At March 31, 2009, approximately 17.81% of total assets, or $1.42 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 70.70% or $1.01 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 29.30% or $416.64 million of these financial instruments were valued using unobservable market information or Level 3 measurements. At March 31, 2009, only $18.24 million or less than 1% of total liabilities was recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 11, Fair Value Measurements, to the unaudited consolidated financial statements for additional information regarding SFAS 157 and its impact on United’s financial statements.
FINANCIAL CONDITION
United’s total assets as of March 31, 2009 were $7.98 billion which was a decline of $117.37 million or 1.45% from December 31, 2008. The decrease was primarily the result of decreases in cash and cash equivalents and investment securities of $30.48 million or 14.27% and $67.04 million or 5.19%, respectively. Portfolio loans were relatively flat, declining $36.56 million or less than 1%. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $137.65 million or 1.87% from year-end 2008. The decrease in total liabilities was due mainly to a reduction of $156.35 million or 9.59% in borrowings. Deposits were relatively flat, increasing $14.73 million less than 1% while accrued expenses and other liabilities increased $3.83 million or 4.54% from year-end 2008. Shareholders’ equity increased $20.27 million or 2.75% from year-end 2008. The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2009 declined $30.48 million or 14.27% from year-end 2008. Of this total decrease, cash and due from banks and federal funds sold decreased $36.52 million or 19.13% and $1.20 million or 14.15%, respectively, while interest-bearing deposits with other banks increased $7.24 million. During the first three months of 2009, net cash of $23.90 million and $99.82 million was provided by operating activities and investing activities, respectively. Net cash of $154.20 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2009 and 2008.

Securities
Total investment securities at March 31, 2009 decreased $67.04 million or 5.19% from year-end 2008. Securities available for sale declined $55.94 million or 5.10%. This change in securities available for sale reflects $85.58 million in sales, maturities and calls of securities, $25.59 million in purchases, and an increase of $4.07 million in market value. Securities held to maturity decreased $11.23 million or 9.64% from year-end 2008 due to calls and maturities of securities. Other investment securities were relatively flat, only declining $130 thousand or less than 1% from year-end 2008. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale increased $549 thousand or 63.25% as loan originations exceeded loan sales in the secondary market during the first three months of 2009. Portfolio loans, net of unearned income, were relatively flat, decreasing $36.56 million or less than 1% from year-end 2008 due mainly to a decrease in commercial loans (not secured by real estate) of $36.51 million or 2.86%. Single-family residential real estate loans and commercial real estate loans were relatively flat from year-end 2008, declining $14.32 million and $3.05 million, respectively. Both of these decreases were less than 1%. These decreases were partially offset by increases from year-end 2008 in construction loans of $13.38 million or 2.22% and installment loans of $3.38 million or 1.01%.
The following table summarizes the changes in the loan categories since year-end 2008:

	March 31	December 31
(Dollars in thousands)	2009	2008	$ Change	% Change
Loans held for sale	$1,417	$868	$549	63.25%

Commercial, financial, and agricultural	$1,238,428	$1,274,937	$(36,509)	(2.86%)
Real Estate:
Single family residential	1,901,035	1,915,355	(14,320)	(0.75%)
Commercial	1,644,260	1,647,307	(3,047)	(0.18%)
Construction	615,371	601,995	13,376	2.22%
Other	245,124	245,214	(90)	(0.04%)
Consumer	339,132	335,750	3,382	1.01%
Less: Unearned income	(5,754)	(6,403)	649	(10.14%)

Total Loans, net of unearned income	$5,977,596	$6,014,155	$(36,559)	(0.61%)

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $20.05 million or 8.33% from year-end 2008 due mainly to increases of $11.95 million in OREO due to new foreclosures as a result of the current economic conditions, $5.07 million in deferred tax assets and $3.76 million in income taxes receivable. The increases in deferred tax assets and income taxes receivable for the first quarter of 2009 were due to a tax benefit associated with net operating loss carryforwards and a positive adjustment to income taxes as a result of a recently concluded state tax examination, respectively. Partially offsetting these increases from year-end 2008 was a decrease in core deposit intangibles of $704 thousand due to amortization.
Deposits
Total deposits at March 31, 2009 were relatively flat, increasing $14.73 million or less than 1% from year-end 2008. In terms of composition, noninterest-bearing deposits increased $87.89 million or 9.70% while interest-bearing deposits decreased $73.16 million or 1.54% from December 31, 2008. The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest bearing deposits of $69.74 million or 11.11% and personal noninterest bearing deposits of $12.82 million or 5.28%.
The decrease in interest-bearing deposits was due mainly to a decline in time deposits under $100,000 of $276.12 million or 14.64%. Most of this decline was due mainly to a shift in Certificate of Deposit Account Registry Service (CDARS) balances to certificate of deposits over $100,000 as a result of the temporary increase in the Federal Deposit Insurance Corporation (FDIC) insurance coverage from $100,000 to $250,000. Interest bearing money market accounts (MMDAs) decreased $34.78 million or 2.58%. Time deposits over $100,000 increased $181.46 million or 17.94%. Regular savings balances increased $20.63 million or 6.40% and interest-bearing checking deposits increased $35.64 million or 20.36%.
The table below summarizes the changes in the deposit categories since year-end 2008:

	March 31	December 31
	2009	2008	$ Change	% Change
(Dollars In thousands)
Demand deposits	$461,549	$419,091	$42,458	10.13%
Interest-bearing checking	210,709	175,065	35,644	20.36%
Regular savings	343,105	322,478	20,627	6.40%
Money market accounts	1,844,124	1,833,472	10,652	0.58%
Time deposits under $100,000	1,610,138	1,886,256	(276,118)	(14.64%)
Time deposits over $100,000	1,193,055	1,011,592	181,463	17.94%

Total deposits	$5,662,680	$5,647,954	$14,726	0.26%

Borrowings
Total borrowings at March 31, 2009 decreased $156.35 million or 9.59% during the first three months of 2009. Since year-end 2008, short-term borrowings decreased $231.17 million or 29.70% due to a $162 million reduction in overnight FHLB borrowings. Federal funds purchased increased $23.25 million or 18.14% while securities sold under agreements to repurchase decreased $91.75 million or 21.12% since year-end 2008. Long-term borrowings increased $74.81 million or 8.77% since year-end 2008 as long-term FHLB advances increased $74.92 million or 11.22%.

The table below summarizes the change in the borrowing categories since year-end 2008:

	March 31	December 31
	2009	2008	$ Change	% Change
(Dollars In thousands)
Federal funds purchased	$151,435	$128,185	$23,250	18.14%
Securities sold under agreements to repurchase	342,673	434,425	(91,752)	(21.12%)
Overnight FHLB advances	50,000	212,000	(162,000)	(76.42%)
TT&L note option	3,047	3,710	(663)	(17.87%)
Long-term FHLB advances	742,459	667,538	74,921	11.22%
Issuances of trust preferred capital securities	185,040	185,147	(107)	(0.06%)

Total borrowings	$1,474,654	$1,631,005	$(156,351)	(9.59%)

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2009 increased $3.83 million or 4.54% from year-end 2008 mainly as a result of an increase in income taxes payable of $7.15 million due to a timing difference in payments. Interest payable decreased $974 thousand due to a decline in borrowings and derivative liabilities decreased $769 thousand due to a change in value while accrued employee and other accrued expenses declined $1.03 million and $1.18 million, respectively, due to payments.
Shareholders’ Equity
Shareholders’ equity at March 31, 2009 increased $20.27 million or 2.75% from December 31, 2008 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $17.04 million for the quarter.
Accumulated other comprehensive income increased $3.27 million due mainly to an increase of $2.65 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio. The fair value of United’s cash flow hedge increased $231 thousand, net of deferred taxes.
RESULTS OF OPERATIONS
Overview
Net income for the first three months of 2009 was $29.63 million or $0.68 per diluted share compared to $25.70 million or $0.59 per share for the first three months of 2008. United’s annualized return on average assets for the first three months of 2009 was 1.50% and return on average shareholders’ equity was 16.25% as compared to 1.30% and 13.35% for the first three months of 2008. United’s returns compare very favorably to its most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) average return on assets of 0.45% and average return on equity of 3.69% for the fourth quarter of 2008.
Net interest income for the first three months of 2009 was $60.92 million, a decrease of $1.36 million or

2.19% from the prior year’s first three months. The provision for credit losses was $8.03 million for the first three months of 2009 as compared to $2.10 million for the first three months of 2008. Noninterest income was $15.39 million for the first three months of 2009, down $3.22 million or 17.30% when compared to the first three months of 2008. Noninterest expense increased $456 thousand or 1.10% for the three months of 2009 compared to same period in 2008. Income taxes decreased $14.90 million for the first three months of 2009 as compared to the first three months of 2008. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a recently concluded tax examination. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. Excluding the tax expense reduction, income taxes for the first quarter of 2009 would have been $8.34 million or an effective tax rate of 31.51% as compared to 31.35% for the first three months of 2008.
Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2009 and 2008, are presented below.
Net interest income for the first three months of 2009 was $60.92 million, a decrease of $1.36 million or 2.19% from the first three months of 2008. The $1.36 million decrease in net interest income occurred because total interest income declined $18.84 million while total interest expense only declined $17.48 million from the first quarter of 2008. On a linked-quarter basis, net interest income for the first quarter of 2009 declined $2.31 million from the fourth quarter of 2008. The $2.31 million decrease in net interest income occurred because total interest income declined $8.48 million while total interest expense only declined $6.17 million from the fourth quarter of 2008. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Tax-equivalent net interest income for the first quarter of 2009 was $63.88 million, a decrease of $2.36 million or 3.56% from the first quarter of 2008. This decrease in tax-equivalent net interest income was primarily attributable to a decline of 116 basis points in the average yield on earning assets and one less day in this year’s first quarter as compared to the first quarter of 2008. Partially offsetting these decreases to net interest income was a decrease of 111 basis points in the first quarter of 2009 average cost of funds. Average earning assets for the first quarter of 2009 increased $92.97 million or 1.30% from the first quarter of 2008 as average net loans grew $200.56 million or 3.50%. Average investments declined $105.74 million or 7.67% from the first quarter of 2008 due mainly to maturities and calls of securities and a decline in the fair value of available for sale securities. The net interest margin for the first quarter of 2009 was 3.56%, down 16 basis points from a net interest margin of 3.72% for the first quarter of 2008.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2009 declined $2.52 million or 3.80% from the fourth quarter of 2008 due to two fewer days in the quarter, a 37 basis points decrease in the average yield on earning assets and a slight decline in average earning assets. The first quarter average cost of funds decreased 32 basis points which was not enough to offset the decrease in the average yield on earning assets. Average earning assets were relatively flat for the quarter, declining $59.75 million or less than 1%. The net interest margin of 3.56% for the first quarter of 2009 was a decrease of 7 basis points from the net interest margin of 3.63% for the fourth quarter of 2008.
The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2009, March 31, 2008 and December 31, 2008:

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2009	2008	2008

Net interest income, GAAP basis	$60,917	$62,278	$63,225
Tax-equivalent adjustment (1)	2,964	3,960	3,180

Tax-equivalent net interest income	$63,881	$66,238	$66,405

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75%.
The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2009 and 2008, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 8.75%.

Table 1

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$33,365	$37	0.45%	$35,225	$272	3.10%
Investment Securities:
Taxable	1,092,888	13,798	5.05%	1,147,964	15,153	5.28%
Tax-exempt (1) (2)	179,394	3,199	7.13%	230,055	4,411	7.67%

Total Securities	1,272,282	16,997	5.34%	1,378,019	19,564	5.68%
Loans, net of unearned income (1) (2) (3)	5,985,790	80,635	5.45%	5,774,545	97,670	6.79%
Allowance for loan losses	(61,312)			(50,629)

Net loans	5,924,478		5.50%	5,723,916		6.86%

Total earning assets	7,230,125	$97,669	5.45%	7,137,160	$117,506	6.61%

Other assets	774,718			785,414

TOTAL ASSETS	$8,004,843			$7,922,574

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,721,829	$24,234	2.08%	$4,474,910	$35,129	3.16%
Short-term borrowings	638,807	245	0.16%	991,345	6,830	2.77%
Long-term borrowings	898,709	9,309	4.20%	779,881	9,309	4.80%

Total Interest-Bearing Funds	6,259,345	33,788	2.19%	6,246,136	51,268	3.30%

Noninterest-bearing deposits	935,026			840,443
Accrued expenses and other liabilities	70,845			61,581

TOTAL LIABILITIES	7,265,216			7,148,160
SHAREHOLDERS’ EQUITY	736,627			774,414

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,004,843			$7,922,574

NET INTEREST INCOME		$63,881			$66,238

INTEREST SPREAD			3.26%			3.31%

NET INTEREST MARGIN			3.56%			3.72%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
For the quarters ended March 31, 2009 and 2008, the provision for credit losses was $8.03 million and $2.10 million, respectively. Net charge-offs were $6.95 million for the first quarter of 2009 as compared to net charge-offs of $1.79 million for the same quarter in 2008. These higher amounts of provision expense and net charge-offs for 2009 compared to the first quarter of 2008 reflected a weakened credit environment due to a deterioration of economic conditions. The largest charge-offs in the first quarter of 2009 totaled $800 thousand of commercial loans to an automobile rental firm and $260 thousand related to a mixed-use retail / residential condominium building loan that encountered structural foundation problems. These loans had largely been previously provided for in management’s allowance for loan loss analysis in accordance with FAS 114. On a linked-quarter basis, United’s provision for credit losses and net charge-offs decreased $4.18 million and $1.04 million, respectively, from the fourth quarter of 2008. Annualized net charge-offs as a percentage of average loans were 0.47% for the first quarter of 2009. This ratio compares very favorably to United’s most recently reported peer group banking companies’ net charge-offs to average loans percentage of 0.75% for the fourth quarter of 2008.
At March 31, 2009, nonperforming loans were $60.60 million or 1.01% of loans, net of unearned income compared to nonperforming loans of $54.20 million or 0.90% of loans, net of unearned income at December 31, 2008. Nonperforming loans include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. At March 31, 2009, nonaccrual loans were $40.25 million, a decrease of $2.07 million or 4.89% from $42.32 million at year-end 2008. Loans past due 90 days or more were $19.21 million at March 31, 2009, an increase of $7.33 million or 61.72% from $11.88 million at year-end 2008. The increase was due mainly to loans totaling $5.93 million to four customers becoming past due 90 days or more at March 31, 2009. The customer segments most directly impacted, resulting in increases in both consumer and commercial nonperforming loan totals, included residential land acquisition, development and construction lending. These segments were negatively affected by a downturn in demand during 2008 and the first quarter of 2009. Accordingly, these segments were targeted for increased scrutiny and allocations within the analysis of the allowance for loan losses at March 31, 2009. Additional loss allocations within the reserve of $1.9 million were made in the real estate and real construction and development sectors of the loan portfolio as a result of the increase in the current inherent risks and actual loss history. Restructured loans for which terms have been modified due to deterioration in the financial position of the borrower were $1.13 million at March 31, 2009. Total nonperforming assets of $92.36 million, including OREO of $31.77 million at March 31, 2009, represented an increase of $18.35 million or 24.79% from year-end 2008. OREO comprised the majority of the increase, up $11.95 million in comparison to December 31, 2008. Total nonperforming assets represented 1.16% of total assets at the end of March 31, 2009 which compares favorably to the most recently reported percentage of 1.60% at December 31, 2008 for United’s peer group. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.
At March 31, 2009, impaired loans were $54.51 million, which was a decrease of $5.23 million or 8.76% from the $59.74 million in impaired loans at December 31, 2008. This decrease in impaired loans was due mainly to charge-offs of prior impaired loan balances or the movement of impaired loans secured by real estate to OREO. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.
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
At March 31, 2009, the allowance for credit losses was $64.68 million as compared to $63.60 million at December 31, 2008. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.08% at March 31, 2009 and 1.06% of loans, net of unearned income at December 31, 2008. The ratio of the allowance for credit losses to nonperforming loans was 106.7% and 117.4% at March 31, 2009 and December 31, 2008, respectively. This ratio indicates coverage of nonperforming loans by the allowance for credit losses decreased as a result of a $6.40 million or 11.81% increase in nonperforming loans during the quarter. This increase in nonperforming loans was attributable to a $7.33 million increase within the 90 days past due component. The increase was due mainly to loans totaling $5.93 million to four customers becoming past due 90 days or more at March 31, 2009. Qualitative risk factors within the allowance for loan loss analysis were determined in accordance with delinquency trends of such loans resulting in increased allowance allocations, however, not to the same degree as the overall increase in nonperforming loans. The Company’s detailed methodology and analysis did not indicate a corresponding increase in the allowance for credit losses primarily because of the estimated fair value of the underlying collateral of loans considered impaired and included in nonperforming loans and charge-offs recorded in the first quarter of 2009 on nonperforming loans for which the Company had previously specifically allocated allowance. The first quarter 2009 charge-offs resulted in a decrease of $1.1 million in such specific allocations which had a greater impact on the allowance than the increase in nonperforming loans.
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
United’s formal company-wide process at March 31, 2009 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans decreased by $1.5 million due to the impact of reduced specific allocations on impaired loans, which were down by $1.1 million in comparison to the previous quarter as a result of the previously mentioned charge-offs and transfers to OREO. Another reason for the decline in the allowance allocated to commercial loans included a reduction of $960 thousand in the allocation for watch loans, due to decreased outstandings in that loan pool. Offsetting these reductions somewhat was an overall increase in classified commercial loans which resulted in increased allocations for that loan pool subset. The real estate loan pool allocation increased $1.2 million also as a result of increases in historical loss rates and to recognize the loss inherent within declining market values and its effect upon residential exposure in selected markets within the bank’s Washington, D.C. metropolitan area / Shenandoah Valley footprint. The real estate construction loan pool allocations increased $700 thousand from December 31, 2008 primarily due to increased historical loss rates and a $211 thousand increase in a special allocation of $1.5 million relating to loans for second homes in a resort type area due to continued declines in property values. Offsetting these increases was a reduction of $216 thousand in specific allocations on impaired loans. The components of the allowance allocated to consumer loans increased by $220 thousand due to an increase in historical loss rates. The unfunded commitments liability increased by $151 thousand due to higher usage factors and higher historical loss rates.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate and the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $3.9 million at March 31, 2009 and $5.4 million at December 31, 2008. Compared to the prior year-end, this element of the allowance decreased by $1.5 million due to charge-offs and transfers to OREO
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at March 31, 2009 by $291 thousand to $3.0 million. This represents 4.6% of the bank’s total allowance for credit loss and in as much as this variance approximates a predetermined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $64.68 million at March 31, 2009 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 4 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
Noninterest income for the first quarter of 2009 was $15.39 million, which was a decrease of $3.22 million or 17.30% from the first quarter of 2008.
Included in noninterest income for the first quarter of 2008 was a $917 thousand before-tax gain related to Visa’s initial public offering and the partial redemption of Visa shares held by United. Net gains on investment securities transactions for the first quarter of 2009 were $69 thousand as compared to net gains of $955 thousand for the first quarter of 2008. Excluding the results of security transactions (which includes the partial redemption of the Visa shares), noninterest income for the first quarter of 2009 would have decreased $2.34 million or 13.23% from the same period in 2008.
This decrease resulted primarily from a decrease of $1.41 million in income from bank owned life insurance policies due to a decline in the cash surrender value. United recorded a loss of $102 thousand from bank owned life insurance policies in the first quarter of 2009 as compared to income of $1.31 million in the first quarter of 2008.
In addition, fees from bankcard services declined $635 thousand due mainly to a lower volume of spending by consumers as a result of the current economic conditions. Fees from bankcard services were $923 thousand for the first quarter of 2009 as compared to $1.56 million for the first quarter of 2008.
Revenue from trust and brokerage services for the first quarter of 2009 declined $345 thousand or 8.76% due mainly to a decrease in the value of the trust assets under management. Revenue from trust and brokerage services was $3.59 million for the first quarter of 2009 as compared to $3.94 million for the first quarter of 2008.
Fees from deposit services were $9.30 million for the first quarter of 2009, an increase of $220 thousand or 2.42% from the first quarter of 2008 due mainly to the High Performance Checking program. In particular, check card fees increased $131 thousand and account analysis fees increased $57 thousand for the first quarter of 2009 as compared to the first quarter of 2008.
Mortgage banking income increased $44 thousand or 47.31% due to an increased spread on mortgage loan sales in the secondary market even though sales declined in the first quarter of 2009 as compared to last year’s first quarter. Mortgage loan sales were $10.01 million in the first three months of 2009 as compared to $10.90 million in the first three months of 2008.
Other income for the first quarter of 2009 decreased $170 thousand or 14.35% from the first quarter of 2008 due mainly to a decrease of $258 thousand from certain derivatives not in a hedging relationship resulting from a change in fair value between the respective periods. A similar amount of expense is included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the first quarter of 2009 decreased $3.79 million or 19.76% from the fourth quarter of 2008. Included in the results for the fourth quarter of 2008 were net losses on investment securities of $1.16 million. Excluding the results of security transactions, noninterest income would have decreased $5.02 million or 24.68% due primarily to a decrease of $4.68 million in the income from certain derivative financial instruments not in a hedging relationship resulting from a change in fair value between the respective periods. A similar amount of expense related to the change in the fair value of other derivative financial instruments is included in other expense in the income statement. In addition, fees from deposit services declined $550 thousand or 5.58% due to seasonality.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2009 was $41.81 million, a slight increase of $456 thousand or 1.10% from the first quarter of 2008.
The slight increase in noninterest expense for the first quarter of 2009 was primarily due to an $808 thousand or 4.25% increase in salaries and benefits expense as compared to the same period last year. The increase in salaries and benefits expense was due mainly to a $1.50 million increase in pension expense. Also included in salaries and benefits expense for the first quarter of 2009 and 2008 was expense for stock options of $137 thousand.
Net occupancy expense for the first quarter of 2009 increased $255 thousand or 5.93% from the first quarter of 2008. The increase was due mainly to additional utilities expense, building depreciation and real property taxes. Equipment expense including other real estate owned (OREO), increased $971 thousand or 54.12% from the first three months of 2008 due mainly to an increase in losses due to a deterioration in property values associated with OREO.
Other expenses decreased $817 thousand or 6.76% for the first quarter of 2009 as compared to the same period of 2008 due mainly to the previously mentioned decrease of $258 thousand in expense due to a change in the fair value of certain derivative financial instruments not in a hedging relationship. Amortization of core deposits declined $314 thousand. Several general operating expenses such as postage, telephone, and business franchise taxes decreased as well. None of the decreases were individually significant.
On a linked-quarter basis, noninterest expense for the first quarter of 2009 decreased $4.79 million or 10.27% from the fourth quarter of 2008 due mainly to a decrease of $4.68 million in the expense from certain derivative financial instruments not in a hedging relationship resulting from a change in fair value between the respective periods. A similar amount of income related to the change in the fair value of other derivative financial instruments is included in other income in the income statement. Several general operating expenses such as postage, travel and office supplies as well as operational losses declined from the first quarter of 2008. None of the decreases were individually significant. Salaries and employee benefits expense increased $1.54 million or 8.44% due to increased pension costs of $1.81 million.

Income Taxes
For the first quarter of 2009, United had an income tax benefit of $3.17 million as compared to income tax expense of $11.73 million for the first quarter of 2008. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a recently concluded tax examination. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. Excluding the tax expense reduction, income taxes for the first quarter of 2009 would have been $8.34 million or an effective tax rate of 31.51% as compared to 31.35% for the first three months of 2008. For further details related to income taxes, see Note 14 of the unaudited Notes to Consolidated Financial Statements contained within this document.
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2008 in the specified contractual obligations disclosed in the Annual Report on Form 10-K.
On January 1, 2007, United adopted the provisions of FIN 48. As of March 31, 2009, United recorded a liability for uncertain tax positions, including interest and penalties, of $1.51 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
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
On May 1, 2009, the Company became aware that potential issues existed with respect to the validity of three cash value life insurance policies pledged as collateral on certain commercial loans. These loans were made to three affiliated companies of a commercial customer by the Company’s subsidiary, United Bank (VA). As of April 30, 2009, the aggregate outstanding principal balances of the three loans totaled approximately $17.9 million.
At the time the loans were closed, the bank had been provided with evidence prior to funding that the policies were duly issued and properly assigned to the bank. On May 4, 2009, the Company determined that the policies were never issued to the individual who purportedly owned and assigned the policies to the bank. The cash value life insurance policies constitute the collateral securing the three loans. However, the Company has been in contact with this customer and is attempting to obtain payments and additional collateral. As of the date of this filing on Form 10-Q, the loans with this customer are current with respect to all principal and interest payments and no charge for loan loss has been made nor has any specific allowance been assigned. The Company has notified its insurance carrier and appropriate law enforcement authorities. Based on the facts known to it as of the date of filing, the Company is not able to reasonably estimate a possible loss. The Company’s earnings continue to be strong and much ahead of peer performance results. The Company continues to be well capitalized based upon regulatory guidelines.
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
For the three months ended March 31, 2009, cash of $23.90 million was provided by operating activities due mainly to net income of $29.63 million for the quarter. Net cash of $99.82 million was provided by investing activities which was primarily due to net cash received of $71.31 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $29.81 million in portfolio loans. During the first three months of 2009, net cash of $154.20 million was used in financing activities due primarily to the repayment of overnight FHLB borrowings in the amount of $162 million during the quarter. Other uses of cash for financing activities included the payment of $12.59 million for cash dividends. Cash provided by financing activities included a growth in deposits of $14.73 million and an increase in long-term FHLB borrowings of $74.92 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $30.48 million for the first three months of 2009.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.26% at March 31, 2009 and 10.99% at December 31, 2008, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.16% and 8.81%, respectively, at March 31, 2009, are also well above regulatory minimum requirements.
Total shareholders’ equity was $756.99 million, an increase of $20.27 million or 2.75% from December 31, 2008. United’s equity to assets ratio was 9.48% at March 31, 2009 as compared to 9.09% at December 31, 2008. The primary capital ratio, capital and reserves to total assets and reserves, was 10.21% at March 31, 2009 as compared to 9.80% at December 31, 2008. United’s average equity to average asset ratio was 9.24% for the first quarter of 2009 as compared to 9.77% the first quarter of 2008. All of these financial measurements reflect a financially sound position.
During the first quarter of 2009, United’s Board of Directors declared a cash dividend of $0.29 per share. Total cash dividends declared were $12.59 million for the first quarter of 2009 which was relatively flat from the first quarter of 2008.
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
The following table shows United’s estimated earnings sensitivity profile as of March 31, 2009 and December 31, 2008:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	March 31, 2009	December 31, 2008
+200	7.77%	7.60%
+100	3.82%	4.58%
-100	0.93%	-0.50%
-200	—	—
At March 31, 2009, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.82% over one year as compared to an increase of 4.58% at December 31, 2008. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.77% over one year as of March 31, 2009, as compared to an increase of 7.60% as of December 31, 2008. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.93% over one year as of March 31, 2009 as compared to a decrease of 0.50%, over one year as of December 31, 2008. With the federal funds rate at 0.25% at March 31, 2009 and December 31, 2008, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.
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
During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained a subordinated interest that represented United’s right to future cash flows arising after third party investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. At March 31, 2009 and 2008, the fair values of the subordinated interest and the cost of the available for sale securities were zero. However United continues to receive payments from the securitization trust, which is recorded as income when the cash is received. During the first quarter of 2009, United received cash of $264 thousand from its subordinated interest in the securitization and recognized income of the same amount in the period.
At March 31, 2009, the principal balances of the residential mortgage loans held in the securitization trust were approximately $5.67 million. Principal amounts owed to third party investors and to United in the securitization were approximately $2.16 million and $3.51 million, respectively, at March 31, 2009. The weighted average term to maturity of the underlying mortgages approximated 9.10 years as of March 31, 2009.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	March 31,	December 31,
	2009	2008
Total principal amount of loans	$5,674	$5,886
Principal amount of loans 60 days or more past due	150	46
Year-to-date average balances	5,777	6,616
Year-to-date net credit (recoveries) losses	9	(164)
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
At March 31, 2009, United’s mortgage related securities portfolio had an amortized cost of $837 million, of which approximately $618 million or 74% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.1 years and a weighted average yield of 4.69%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 3.2%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 15%.
United had approximately $118 million in 15-year mortgage backed securities with a projected yield of 4.66% and a projected average life of 3.2 years as of March 31, 2009. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.1 years and a weighted average maturity (WAM) of 10.6 years.
United had approximately $30 million in 20-year mortgage backed securities with a projected yield of 4.46% and a projected average life of 2.1 years on March 31, 2009. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.3 years and a weighted average maturity (WAM) of 14.3 years.
United had approximately $14 million in 30-year mortgage backed securities with a projected yield of 6.32% and a projected average life of 2.7 years on March 31, 2009. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 9.5 years and a weighted average maturity (WAM) of 18.7 years.
The remaining 7% of the mortgage related securities portfolio at March 31, 2009, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2009, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2009 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, or in other factors that has materially affected or is reasonably likely to materially affect United’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sold during the quarter ended March 31, 2009 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2009:

	Total Number		Total Number of	Maximum Number of
	of Shares	Average	Shares Purchased as	Shares that May Yet
	Purchased	Price Paid	Part of Publicly	be Purchased Under
Period	(1) (2)	per Share	Announced Plans (3)	the Plans (3)

1/01 — 1/31/2009	21	$33.83	—	322,200
2/01 — 2/28/2009	1,321	$22.50	—	322,200
3/01 — 3/31/2009	25,087	$15.10	—	322,200

Total	26,429	$15.48	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2009, no shares were exchanged by participants in United’s stock option plans.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended March 31, 2009, the following shares were purchased for the deferred compensation plan: January 2009 — 21 shares at an average price of $33.83; February

2009 — 1,321 shares at an average price of $22.50; and March 2009 — 25,087 shares at an average price of $15.10.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
(a)	On May 1, 2009, the Company became aware that potential issues existed with respect to the validity of three cash value life insurance policies pledged as collateral on certain commercial loans. These loans were made to three affiliated companies of a commercial customer by the Company’s subsidiary, United Bank (VA). As of April 30, 2009, the aggregate outstanding principal balances of the three loans totaled approximately $17.9 million.

At the time the loans were closed, the bank had been provided with evidence prior to funding that the policies were duly issued and properly assigned to the bank. On May 4, 2009, the Company determined that the policies were never issued to the individual who purportedly owned and assigned the policies to the bank. The cash value life insurance policies constitute the collateral securing the three loans. However, the Company has been in contact with this customer and is attempting to obtain payments and additional collateral. As of the date of this filing on Form 10-Q, the loans with this customer are current with respect to all principal and interest payments and no charge for loan loss has been made nor has any specific allowance been assigned. The Company has notified its insurance carrier and appropriate law enforcement authorities. Based on the facts known to it as of the date of filing, the Company is not able to reasonably estimate a possible loss. The Company’s earnings continue to be strong and much ahead of peer performance results. The Company continues to be well capitalized based upon regulatory guidelines.

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

UNITED BANKSHARES, INC. (Registrant)
Date: May 6, 2009	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: May 6, 2009	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer, Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page
No.	Description	Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	63

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	64

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	65

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	66
Footnotes:
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated by reference to Exhibits to the 1990 Form 10-K of United Bankshares, Inc., File No. 0-13322.