Form 10-Q
period 2009-06-30
UNITED BANKSHARES INC/WV
filed 2009-08-07
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common Stock, $2.50 Par Value; 43,412,345 shares outstanding as of July 31, 2009.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2009 and December 31, 2008, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and six months ended June 30, 2009 and 2008, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2009, the related condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	June 30	December 31
	2009	2008
(Dollars in thousands, except par value)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$166,911	$190,895
Interest-bearing deposits with other banks	14,778	14,187
Federal funds sold	20,210	8,452

Total cash and cash equivalents	201,899	213,534
Securities available for sale at estimated fair value (amortized cost-$1,018,705 at June 30, 2009 and $1,165,116 at December 31, 2008)	958,362	1,097,043
Securities held to maturity (estimated fair value-$86,696 at June 30, 2009 and $103,505 at December 31, 2008)	102,168	116,407
Other investment securities	77,695	78,372
Loans held for sale	12,191	868
Loans	5,895,222	6,020,558
Less: Unearned income	(5,066)	(6,403)

Loans net of unearned income	5,890,156	6,014,155
Less: Allowance for loan losses	(64,222)	(61,494)

Net loans	5,825,934	5,952,661
Bank premises and equipment	58,483	58,560
Goodwill	312,140	312,263
Accrued interest receivable	28,069	31,816
Other assets	270,575	240,567

TOTAL ASSETS	$7,847,516	$8,102,091

Liabilities
Deposits:
Noninterest-bearing	$1,066,205	$906,099
Interest-bearing	4,669,705	4,741,855

Total deposits	5,735,910	5,647,954
Borrowings:
Federal funds purchased	112,115	128,185
Securities sold under agreements to repurchase	311,042	434,425
Federal Home Loan Bank borrowings	667,378	879,538
Other short-term borrowings	3,785	3,710
Other long-term borrowings	184,934	185,147
Allowance for lending-related commitments	2,312	2,109
Accrued expenses and other liabilities	73,657	84,311

TOTAL LIABILITIES	7,091,133	7,365,379
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 and 44,320,832 at June 30, 2009 and December 31, 2008, respectively, including 906,733 and 916,941 shares in treasury at June 30, 2009 and December 31, 2008, respectively	110,798	110,802
Surplus	96,038	96,654
Retained earnings	649,748	637,152
Accumulated other comprehensive loss	(69,376)	(76,151)
Treasury stock, at cost	(30,825)	(31,745)

TOTAL SHAREHOLDERS’ EQUITY	756,383	736,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,847,516	$8,102,091

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest income
Interest and fees on loans	$77,902	$88,405	$156,487	$183,266
Interest on federal funds sold and other short-term investments	9	220	46	492
Interest and dividends on securities:
Taxable	12,307	14,868	26,105	30,021
Tax-exempt	2,314	2,926	4,599	6,186

Total interest income	92,532	106,419	187,237	219,965
Interest expense
Interest on deposits	20,924	30,183	45,158	65,312
Interest on short-term borrowings	96	3,750	341	10,580
Interest on long-term borrowings	9,303	9,334	18,612	18,643

Total interest expense	30,323	43,267	64,111	94,535

Net interest income	62,209	63,152	123,126	125,430
Provision for credit losses	23,251	4,351	31,279	6,451

Net interest income after provision for credit losses	38,958	58,801	91,847	118,979
Other income
Fees from trust and brokerage services	3,506	4,553	7,100	8,492
Fees from deposit services	10,255	10,002	19,558	19,085
Bankcard fees and merchant discounts	1,058	1,734	1,981	3,292
Other service charges, commissions, and fees	526	589	977	1,077
Income from bank-owned life insurance	1,340	1,012	1,238	2,321
Income from mortgage banking	167	156	304	249
Other income	2,293	1,183	3,308	2,368
Total other-than-temporary impairment losses	(1,137)	(56)	(1,232)	(113)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses	(1,137)	(56)	(1,232)	(113)
Net (losses) gains on sales/calls of investment securities	(158)	10	6	1,022

Net investment securities (losses) gains	(1,295)	(46)	(1,226)	909

Total other income	17,850	19,183	33,240	37,793
Other expense
Employee compensation	14,751	15,534	29,698	30,978
Employee benefits	4,734	3,407	9,623	6,991
Net occupancy expense	4,154	3,974	8,706	8,271
Equipment expense	2,255	2,488	5,020	4,282
Data processing expense	2,639	2,397	5,282	5,200
Bankcard processing expense	840	1,469	1,588	2,818
FDIC insurance expense	4,284	151	4,867	305
Other expense	12,041	12,057	22,728	23,990

Total other expense	45,698	41,477	87,512	82,835

Income before income taxes	11,110	36,507	37,575	73,937
Income taxes	2,954	11,360	(214)	23,094

Net income	$8,156	$25,147	$37,789	$50,843

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) — continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended		Three Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Earnings per common share:
Basic	$0.19	$0.58	$0.87	$1.18

Diluted	$0.19	$0.58	$0.87	$1.17

Dividends per common share	$0.29	$0.29	$0.58	$0.58

Average outstanding shares:
Basic	43,396,901	43,264,809	43,402,034	43,255,830
Diluted	43,463,108	43,419,616	43,464,674	43,419,276
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2009
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2009	44,320,832	$110,802	$96,654	$637,152	($76,151)	($31,745)	$736,712

Comprehensive income:
Net income	—	—	—	37,789	—	—	37,789
Other comprehensive income, net of tax:	—	—	—	—	6,775	—	6,775

Total comprehensive income, net of tax							44,564
Stock based compensation expense	—	—	273	—	—	—	273
Purchase of treasury stock (50,375 shares)	—	—	—	—	—	(847)	(847)
Distribution of treasury stock for deferred compensation plan (20,595 shares)	—	—	—	—	—	380	380
Cash dividends ($0.58 per share)	—	—	—	(25,193)	—	—	(25,193)
Common stock options exercised (39,988 shares)	—	—	(893)	—	—	1,387	494
Fractional shares adjustment	(1,675)	(4)	4	—	—	—	—

Balance at June 30, 2009	44,319,157	$110,798	$96,038	$649,748	($69,376)	($30,825)	$756,383

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended
	June 30
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,727	$50,032

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	14,030	17,533
Proceeds from sales of securities available for sale	796	536
Proceeds from maturities and calls of securities available for sale	179,321	336,025
Purchases of securities available for sale	(34,091)	(376,577)
Net purchases of bank premises and equipment	(2,814)	(768)
Net change in other investment securities	(137)	(294)
Net change in loans	96,149	(51,677)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	253,254	(75,222)

FINANCING ACTIVITIES
Cash dividends paid	(25,184)	(25,081)
Excess tax benefits from stock-based compensation arrangements	168	315
Acquisition of treasury stock	(847)	(7)
Proceeds from exercise of stock options	449	408
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	—	200,000
Repayment of long-term Federal Home Loan Bank borrowings	(160)	(60,164)
Redemption of debt related to trust preferred securities	—	(10,310)
Distribution of treasury stock for deferred compensation plan	380	6
Changes in:
Deposits	87,956	123,622
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(351,378)	(207,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(288,616)	21,789

Decrease in cash and cash equivalents	(11,635)	(3,401)

Cash and cash equivalents at beginning of year	213,534	230,651

Cash and cash equivalents at end of period	$201,899	$227,250

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. GENERAL
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2009 and 2008 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in United’s 2008 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2008 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
New Accounting Standards
On June 29, 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168 (SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. United does not believe the adoption of the standard will have a significant impact on the Company’s financial condition or results of operations.
On June 12, 2009, the FASB issued Statement No. 167 (SFAS 167), which amends FASB Interpretation No 46(R), “Consolidation of Variable Interest Entities”. SFAS 167 changes how a company determines when an entity that is not sufficiently capitalized or is not controlled through voting should be consolidated. SFAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for interim periods ending after November 15, 2009. Early adoption is prohibited. United plans to adopt SFAS 167 during the fourth quarter of 2009, but does not believe the guidance will have a significant impact on the Company’s financial condition or results of operations.
On June 12, 2009, the FASB issued Statement No. 166 (SFAS 166), “Accounting for Transfers of Financial Assets”, which amends FASB Statement No. 140. SFAS 166 will require additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements of derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for interim periods ending after November 15, 2009. Early adoption is prohibited. United plans to adopt SFAS 166 during the fourth quarter of 2009, but does not believe the guidance will have a significant impact on the Company’s financial condition or results of operations.
In May 2009, the FASB issued Statement No. 165 (SFAS 165), “Subsequent Events’” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim periods ending after June 15, 2009. United has adopted SFAS 165 during the second quarter of 2009 and this adoption did not have an impact on United’s consolidated financial statements.
On April 9, 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS 157-4). This final staff position provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. United adopted SFAS 157-4 during the second quarter of 2009. The adoption of this statement did not have a material impact on United’s consolidated financial statements.
On April 9, 2009, the FASB issued Staff Position SFAS 115-2, SFAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This final staff position provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This final staff position is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. United adopted SFAS 115-2 during the second quarter of 2009. The adoption of this statement did not have a material impact on United’s consolidated financial statements.
On April 9, 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This final staff position amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The final staff position also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This final staff position is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The disclosure provisions of SFAS 107-1 have been adopted by United and the adoption did not have any impact on the Company’s financial condition or results of operations.
In January 2009, the FASB issued FSP 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP 99-20). This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” by eliminating the requirement that an investment holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20 requires that an other-than-temporary impairment (OTTI) be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the investment holder’s estimated cash flows from the cash flows previously projected. This requirement and amendment makes the impairment model in EITF 99-20 consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” In addition, this FSP provides additional guidance emphasizing that investment holders should consider all available information (i.e., past events, current conditions, and expected events) when developing estimates of future cash flows in their EITF 99-20 OTTI assessments. FSP 99-20 was effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to prior interim or annual reporting periods is not permitted. The adoption of this FSP did not have any impact on the level or amount of OTTI impairments because United does not have any transferred securitized financial assets.
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
In March 2008, the FASB issued FASB Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities” which amends FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The disclosure provisions of SFAS 161 have been adopted by United and the adoption did not have any impact on the Company’s financial condition, results of operations, or liquidity.
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

2. INVESTMENT SECURITIES
The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$12,035	$72	$1	$12,106
State and political subdivisions	101,720	1,839	1,048	102,511
Residential mortgage-backed securities
Agency	576,667	19,157	17	595,807
Non-agency	170,161	29	16,616	153,574
Trust preferred collateralized debt obligations	137,543	—	55,208	82,335
Single issue trust preferred securities	15,535	1	8,230	7,306
Marketable equity securities	5,044	26	347	4,723

Total	$1,018,705	$21,124	$81,467	$958,362

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,704	$113	$—	$10,817
State and political subdivisions	112,720	1,357	1,345	112,732
Residential mortgage-backed securities
Agency	681,147	13,525	75	694,597
Non-agency	202,214	—	21,492	180,722
Trust preferred collateralized debt obligations	137,740	—	53,608	84,132
Single issue trust preferred securities	15,521	—	6,252	9,269
Marketable equity securities	5,070	—	296	4,774

Total	$1,165,116	$14,995	$83,068	$1,097,043

Provided on the following page is a summary of securities available for sale which were in an unrealized loss position at June 30, 2009 and December 31, 2008.

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
June 30, 2009
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,512	$1	—	—
State and political subdivisions	25,368	614	$5,053	$434
Residential mortgage-backed securities
Agency	1,493	17	—	—
Non-agency	3,829	93	133,114	16,523
Trust preferred collateralized debt obligations	10,510	4,744	71,825	50,464
Single issue trust preferred securities	1,941	4,650	5,229	3,580
Marketable equity securities	426	144	807	203

Total	$51,079	$10,263	$216,028	$71,204

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2008
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$38,574	$1,345	—	—
Residential mortgage-backed securities
Agency	13,718	18	$5,491	$57
Non-agency	159,590	18,008	21,133	3,484
Trust preferred collateralized debt obligations	19,562	10,211	64,571	43,396
Single issue trust preferred securities	5,537	5,043	3,732	1,210
Marketable equity securities	613	277	356	19

Total	$237,594	$34,902	$95,283	$48,166

Marketable equity securities consist mainly of equity securities of financial institutions. The following table shows the proceeds from sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of those sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Proceeds from sales and calls	$94,365	$212,683	$180,116	$336,561
Gross realized gains	345	4	509	75
Gross realized losses	516	9	516	9
The realized losses relate to sales of securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
Gross unrealized losses on available for sale securities were $81,467 on 142 securities at June 30, 2009. Securities in an unrealized loss position at June 30, 2009 consisted primarily of trust preferred collateralized debt obligations, single issue trust preferred securities and non-agency residential mortgage-backed securities. The trust preferred collateralized debt obligations and the single issue trust preferred securities relate mainly to securities of financial institutions. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio.
In determining whether or not the available for sale trust preferred collateralized debt obligations, in particular those in an unrealized loss position for twelve months or more, were other than temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
In analyzing the duration and severity of the losses, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the severe widening of the bid/ask spread; (2) the markets for pooled trust preferred securities (“TRUP CDOs”) ultimately became dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums in the broader markets was responsible for a significant amount of the price decline in the TRUP CDO portfolio.
The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of June 30, 2009 consisted of $18.36 million in investment grade bonds, $12.91 million in split-rated bonds and $99.83 million in below investment grade bonds. In the single issue trust preferred securities portfolio, there were no securities greater than $5 million in an unrealized loss position for twelve months or longer.
The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of June 30, 2009:

						Below
	Amortized	Fair	Unrealized	Investment		Investment
Class	Cost	Value	Loss	Grade	Split Rated	Grade
	(Dollars in thousands)
Senior	$15,000	$9,799	$5,201	$15,000	—	—
Mezzanine (now in Senior position)	22,284	11,549	10,735	—	$7,459	$14,825
Mezzanine	85,005	50,477	34,528	—	—	85,005
Single Issue Trust Preferred	8,809	5,229	3,580	3,355	5,454	—

Totals	$131,098	$77,054	$54,044	$18,355	$12,913	$99,830

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely than not that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each issuer and considered the current deferrals and defaults, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, subordination, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. Management also spoke with analysts who covered specific companies, particularly when those companies were deferring or experiencing financial difficulties. The underlying collateral analysis for each issuer took into consideration several factors including TARP participation, capital adequacy, earnings trends and asset quality. Management also performed a stress test analysis to determine what level of defaults would have to occur before United would experience a break in yield or principal.

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described above and exercise management’s professional judgment in evaluating whether it was probable that United would be unable to realize all principal and interest expected at purchase.
Management does not believe any individual security with an unrealized loss as of June 30, 2009 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of June 30, 2009, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of June 30, 2009, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.
During the second quarter of 2009, United recorded losses of $132 thousand on certain investment tax credit securities within its held to maturity investment portfolio and $211 thousand on certain marketable equity securities within its available for sale investment portfolio that were considered other-than-temporarily impaired. United also evaluated all of its cost method investments and identified certain events or changes in circumstances during the second quarter of 2009 which had a significant adverse effect on the fair value of certain cost method securities. Therefore, United recorded an impairment loss of $794 thousand in the second quarter of 2009 on these certain cost method securities.
Below is a progression of the anticipated credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2008	$10,489
Additions for credit losses on securities for which OTTI was not previously recognized	1,081
Additions for additional credit losses on securities for which OTTI was previously recognized	152

Balance of cumulative credit losses at June 30, 2009	$11,722

No previous other-than-temporary loss recognized was non-credit related, thus no cumulative effect adjustment was required as a result of adopting SFAS 115-2.
The amortized cost and estimated fair value of securities available for sale at June 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$19,806	$19,914	$10,103	$10,115
Due after one year through five years	56,629	58,158	72,091	73,048
Due after five years through ten years	185,468	189,077	226,455	226,647
Due after ten years	751,758	686,491	851,397	782,459
Marketable equity securities	5,044	4,722	5,070	4,774

Total	$1,018,705	$958,362	$1,165,116	$1,097,043

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,394	$1,728	$—	$13,122
State and political subdivisions	29,519	566	268	29,817
Residential mortgage-backed securities
Agency	121	11	—	132
Non-agency	2	—	—	2
Single issue trust preferred securities	54,176	20	18,004	36,192
Other corporate securities	6,956	475	—	7,431

Total	$102,168	$2,800	$18,272	$86,696

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,455	$2,630	$—	$14,085
State and political subdivisions	34,495	594	291	34,798
Residential mortgage-backed securities
Agency	133	8	—	141
Non-agency	2	—	—	2
Single issue trust preferred securities	59,069	404	15,324	44,149
Other corporate securities	11,253	—	923	10,330

Total	$116,407	$3,636	$16,538	$103,505

Other corporate securities consist mainly of bonds of corporations. Gross realized gains from calls of securities held to maturity were $13 for the second quarter and first half of 2009. Gross realized gains from calls of securities held to maturity were $14 and $38 for the second quarter and first half of 2008, respectively. The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2009 and December 31, 2008 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$4,711	$5,223	$12,084	$11,203
Due after one year through five years	8,128	8,347	10,085	10,267
Due after five years through ten years	14,161	15,082	16,206	17,549
Due after ten years	75,168	58,044	78,032	64,486

Total	$102,168	$86,696	$116,407	$103,505

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $893,151 and $1,101,632 at June 30, 2009 and

December 31, 2008, respectively.
3. LOANS
Major classifications of loans are as follows:

	June 30,	December 31,
	2009	2008
Commercial, financial and agricultural	$1,119,840	$1,274,937
Real estate:
Single-family residential	1,911,673	1,915,355
Commercial	1,651,022	1,647,307
Construction	621,668	601,995
Other	253,563	245,214
Installment	337,456	335,750

Total gross loans	$5,895,222	$6,020,558

The table above does not include loans held for sale of $12,191 and $868 at June 30, 2009 and December 31, 2008, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $110,494 and $123,536 at June 30, 2009 and December 31, 2008, respectively.
4. ALLOWANCE FOR CREDIT LOSSES
United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,312 and $2,109 at June 30, 2009 and December 31, 2008, respectively, is separately classified as a liability on the balance sheet. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
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

A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Balance at beginning of period	$64,682	$59,050	$63,603	$58,744
Provision for credit losses	23,251	4,351	31,279	6,451

	87,933	63,401	94,882	65,195
Loans charged-off	(21,702)	(4,484)	(29,053)	(6,517)
Less: Recoveries	303	244	705	483

Net Charge-offs	(21,399)	(4,240)	(28,348)	(6,034)

Balance at end of period	$66,534	$59,161	$66,534	$59,161

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
Nonperforming assets are summarized as follows:

	June 30,	December 31,
	2009	2008
Nonaccrual loans	$42,825	$42,317
Loans past due 90 days or more and still accruing interest	16,532	11,881
Restructured loans	1,095	—

Total nonperforming loans	60,452	54,198
Other real estate owned	42,223	19,817

Total nonperforming assets	$102,675	$74,015

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is doubtful. At June 30, 2009, the recorded investment in loans that were considered to be impaired was $52,378 (of which $42,825 were on a nonaccrual basis). Included in this amount is $20,477 of impaired loans for which the related allowance for credit losses is $4,235 and $31,901 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2008, the recorded investment in loans that were considered to be impaired was $59,742 (of which $42,317 were on a nonaccrual basis). Included in this amount were $30,253 of impaired loans for which the related allowance for credit losses was $5,434 and $29,489 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended June 30, 2009 and for the year ended December 31, 2008 was approximately $55,005 and $50,281, respectively.
United recognized interest income on impaired loans of approximately $135 and $329 for the quarter and six months ended June 30, 2009, respectively, and $341 and $678 for the quarter and six months ended June 30, 2008, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $1,012 and $1,929 for the quarter and six months ended June 30, 2009, respectively, and $850 and $1,632 for the quarter and six months ended June 30, 2008, respectively.
6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($24,976)	$6,019

Goodwill not subject to amortization			$312,140

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($23,611)	$7,384

Goodwill not subject to amortization			$312,263

United incurred amortization expense of $662 and $1,366 for the quarter and six months ended June 30, 2009, respectively, and $940 and $1,958 for the quarter and six months ended June 30, 2008, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2009	$2,561
2010	1,884
2011	1,362
2012	915
2013 and thereafter	662
7. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $300,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2009, federal funds purchased were $112,115 while securities sold under agreements to repurchase were $311,042.
United has available funds of $60,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At June 30, 2009, United had no outstanding balance under these lines of credit. Both lines require compliance with various financial and nonfinancial covenants. As of June 30, 2009, United was not in compliance with two of the financial covenants on one of those lines (ratios of allowance for loan losses to nonperforming assets and nonperforming assets to net loans plus OREO). The Company has had discussions with the lender and expects to have the issue resolved prior to the end of the third quarter of 2009.
United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of June 30, 2009, United Bank (VA) had an outstanding balance of $3,785 and had additional funding available of $1,215.
8. LONG-TERM BORROWINGS
United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2009, United had an unused borrowing amount of $1,487,126 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2009, $667,378 of FHLB advances with a weighted-average interest rate of 2.87% is scheduled to mature within the next ten years.
The scheduled maturities of borrowings are as follows:

Year	Amount
2009	$80,000
2010	384,685
2011	60,000
2012	55,000
2013 and thereafter	87,693

Total	$667,378

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2009 and December 31, 2008, the outstanding balances of the Debentures were $184,934 and $185,147 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
The Trust Preferred Securities currently qualify at Tier I capital of United for regulatory purposes.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,830,066 and $1,874,051 of loan commitments outstanding as of June 30, 2009 and December 31, 2008, respectively, the majority of which expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $2,578 and $3,035 as of June 30, 2009 and December 31, 2008, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $125,988 and $129,023 as of June 30, 2009 and December 31, 2008, respectively. In accordance with FIN 45, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
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
Under the provisions of SFAS No. 133, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of June 30, 2009, United has fair value hedges and a cash flow hedge.
For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the six months ended June 30, 2009 and 2008.
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
The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2009:
Derivative Classifications and Hedging Relationships
June 30, 2009

	Notional	Average	Average
	Amount	Receive Rate	Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,840	—	6.27%

Total Derivatives Used in Fair Value Hedges	$13,840

Cash Flow Hedge:
Pay Fixed Swap (Hedging FHLB Borrowing)	$234,685	—	3.79%

Total Derivative Used in Cash Flow Hedge	$234,685

Total Derivatives Used for Interest Rate Risk Management and Designated in SFAS 133 Relationships	$248,525

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Other assets	$3,883	Other assets	$6,201

Total derivatives not designated as hedging instruments under SFAS 133		$3,883		$6,201

Total asset derivatives		$3,883		$6,201

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Other liabilities	$11,029	Other liabilities	$12,803

Total derivatives designated as hedging instruments under SFAS 133		$11,029		$12,803

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Other liabilities	$3,883	Other liabilities	$6,201

Total derivatives not designated as hedging instruments under SFAS 133		$3,883		$6,201

Total liability derivatives		$14,912		$19,004

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 are presented as follows:

		Three Months Ended
	Income Statement	June 30,	June 30,
	Location	2009	2008
Derivatives in SFAS 133 fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$22	$50

Total derivatives in SFAS 133 fair value hedging relationships		$22	$50

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts (1)	Other income	$1,972	$755
Interest rate contracts (2)	Other expense	$(1,972)	$(755)

Total derivatives not designated as hedging instruments under SFAS 133		$—	$—

Total derivatives		$22	$50

		Six Months Ended
	Income Statement	June 30,	June 30,
	Location	2009	2008
Derivatives in SFAS 133 fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$57	$116

Total derivatives in SFAS 133 fair value hedging relationships		$57	$116

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts (1)	Other income	$2,308	$1,350
Interest rate contracts (2)	Other expense	$(2,308)	$(1,350)

Total derivatives not designated as hedging instruments under SFAS 133		$—	$—

Total derivatives		$57	$116

(1)	Represents net gains from derivative assets not designated as hedging instruments under SFAS 133.

(2)	Represents net losses from derivative liabilities not designated as hedging instruments under SFAS 133.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$12,106	—	$12,106	—
State and political subdivisions	102,511	—	102,511	—
Residential mortgage-backed securities
Agency	595,807	—	595,807	—
Non-agency	153,574	$695	152,879	—
Trust preferred collateralized debt obligations	82,335	—	—	$82,335
Single issue trust preferred securities	7,306	68	7,238	—
Marketable equity securities	4,723	4,723	—	—
Derivative financial assets	3,883	—	3,883	—
Liabilities
Derivative financial liabilities	14,912	—	14,912	—

The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2009 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

Available for sale
Securities
Trust preferred
collateralized
debt obligations

Beginning Balance	$84,132
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(1,797)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending Balance	$82,335

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—
At September 30, 2008, United changed its valuation technique for pooled trust preferred securities available for sale. Previously, United relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United felt that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Management first noted a significant widening of the bid-ask spread during the first half of 2008. Management reviewed the trading patterns recorded by certain institutional trading desks and determined that the volume and trading activity in the pooled trust preferred sector had significantly decreased. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the pooled trust preferred sector. Based upon management’s review of the market conditions for pooled trust preferred securities, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value (Level 3) than the market approach valuation technique used at measurement dates prior to September 30, 2008. Management considered the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, and principal and interest cushion.
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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.
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
Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the six months of 2009.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at June 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	YTD
Description	2009	(Level 1)	(Level 2)	(Level 3)	Losses
Assets
Impaired Loans	$20,477	—	$7,259	$13,218	$868
Other Real Estate Owned	42,223	—	38,521	3,702	512
The following methods and assumptions were used by United in estimating its fair value disclosures for other financial instruments:
Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.
Securities held to maturity and other securities: The estimated fair values of held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data. Any securities held to maturity not valued based upon the methods above are valued based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Other securities consist mainly of shares of Federal Home Loan Bank and Federal Reserve Bank stock that do not have readily determinable fair values and are carried at cost.
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

The estimated fair values of United’s financial instruments are summarized below:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents	$201,899	$201,899	$213,534	$213,534
Securities available for sale	958,362	958,362	1,097,043	1,097,043
Securities held to maturity	102,168	86,696	116,407	103,505
Other securities	77,695	77,695	78,372	78,372
Loans held for sale	12,191	12,191	868	868
Loans	5,890,156	5,823,266	6,014,155	6,074,264
Derivative financial assets	3,883	3,883	6,201	6,201
Deposits	5,735,910	5,762,822	5,647,954	5,696,733
Short-term borrowings	426,942	426,942	778,320	778,320
Long-term borrowings	852,312	856,294	852,685	867,422
Derivative financial liabilities	14,912	14,912	19,004	19,004
12. STOCK BASED COMPENSATION
On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. During the first year of the plan, 400,000 options were available for award to eligible employees; however, not all 400,000 options were awarded in that year. After the first year, 400,000 options plus any unissued options from prior years will be available for award to eligible employees. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of June 30, 2009, 254,550 shares have been granted under the 2006 Stock Option Plan. United recognized compensation expense of $273 thousand and $277 thousand for the first six months of 2009 and 2008, respectively, which was included in employee compensation expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.
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

A summary of option activity under the Plans as of June 30, 2009, and the changes during the first six months of 2009 are presented below:

	Six Months Ended June 30, 2009
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2009	1,724,649			$27.98
Granted	—			—
Exercised	39,988			11.21
Forfeited or expired	31,611			26.66

Outstanding at June 30, 2009	1,653,050	$1,514,801	4.5	$28.41

Exercisable at June 30, 2009	1,423,750	$1,514,801	3.9	$28.51

The following table summarizes the status of United’s nonvested awards during the first six months of 2009:

		Weighted-Average
		Grant Date Fair
	Shares	Value Per Share
Nonvested at January 1, 2009	237,550	$7.06
Granted	—	—
Vested	—	—
Forfeited or expired	8,250	7.06

Nonvested at June 30, 2009	229,300	$7.06

Cash received from options exercised under the Plans for the six months ended June 30, 2009 and 2008 was $449 thousand and $408 thousand, respectively. During the six months ended June 30, 2009 and 2008, 39,988 and 35,959 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the six months ended June 30, 2009 and 2008. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2009 and 2008 was $505 thousand and $526 thousand, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $168 thousand and $315 thousand from excess tax benefits related to share-based compensation for the six months ended June 30, 2009 and 2008, respectively.
13. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering a majority of employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
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
Net periodic pension cost for the three and six months ended June 30, 2009 and 2008 included the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008
Service cost	$596	$539	$1,185	$1,077
Interest cost	1,000	925	1,988	1,850
Expected return on plan assets	(1,327)	(1,913)	(2,639)	(3,825)
Amortization of transition asset	(44)	(43)	(87)	(87)
Recognized net actuarial loss	962	48	1,914	96
Amortization of prior service cost	—	—	—	—

Net periodic pension (benefit) cost	$1,187	$(444)	$2,361	$(889)

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase (prior to age 45)	4.75%	4.75%	4.75%	4.75%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
14. INCOME TAXES
In accordance with FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2009, United has provided a liability for $1,545 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.
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
As of June 30, 2009, the total amount of accrued interest related to uncertain tax positions was $595. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
15. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008
Net Income	$8,156	$25,147	$37,789	$50,843
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	—	—	—	—
Related income tax effect	—	—	—	—
Less : OTTI charges recognized in net income	—	—	—	—
Related income tax effect	—	—	—	—

Net unrealized losses on AFS securities with OTTI	—	—	—	—

AFS securities — all other:
Net change in unrealized gains (losses) on AFS securities arising during the period	2,362	(23,647)	6,505	(20,798)
Related income tax effect	(827)	8,276	(2,277)	7,279
Net reclassification adjustment for losses (gains) included in net income	1,295	46	1,226	(909)
Related income tax (benefit) expense	(453)	(16)	(429)	318
Less: AFS securities with OTTI charges during the period	—	—	—	—

	2,377	(15,341)	5,025	(14,110)

Net effect of AFS securities on other comprehensive income	2,377	(15,341)	5,025	(14,110)

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	19	71	44	142
Related income tax expense	(7)	(25)	(16)	(50)

Net effect of HTM securities on other comprehensive income	12	46	28	92

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	831	6,279	1,187	(1,638)
Related income tax (benefit) expense	(290)	(2,198)	(415)	573

Net effect of cash flow hedge derivatives on other comprehensive income	541	4,081	772	(1,065)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008
FASB 158 pension plan:
Change in pension asset	—	—	(324)	2,250
Related income tax expense	—	—	113	(788)
Amortization of transition asset	(44)	(44)	(87)	(87)
Related income tax expense	16	17	32	35
Recognized net actuarial loss	962	48	1,914	96
Related income tax benefit	(354)	(18)	(698)	(38)

Net effect of change in pension plan asset on other comprehensive income	580	3	950	1,468

Total change in other comprehensive income	3,510	(11,211)	6,775	(13,615)

Total Comprehensive Income	$11,666	$13,936	$44,564	$37,228

16. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Basic
Net Income	$8,156	$25,147	$37,789	$50,843

Average common shares outstanding	43,396,901	43,264,809	43,402,034	43,255,830

Earnings per basic common share	$0.19	$0.58	$0.87	$1.18

Diluted
Net Income	$8,156	$25,147	$37,789	$50,843

Average common shares outstanding	43,396,901	43,264,809	43,402,034	43,255,830
Equivalents from stock options	66,207	154,807	62,640	163,446

Average diluted shares outstanding	43,463,108	43,419,616	43,464,674	43,419,276

Earnings per diluted common share	$0.19	$0.58	$0.87	$1.17
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2009			As of December 31, 2008
	Aggregate	Aggregate	Risk Of	Aggregate	Aggregate	Risk Of
	Assets	Liabilities	Loss(1)	Assets	Liabilities	Loss(1)

Trust preferred securities	$185,833	$179,622	$6,211	$186,809	$180,691	$6,119

(1)	Represents investment in VIEs.

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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 7, 2009, the date these financial statements were issued, for potential recognition or disclosure in these financial statements.
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
As explained in Note 4, Allowance for Credit Losses to the unaudited consolidated financial statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At June 30, 2009, the allowance for loan losses was $64.2 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $6.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first six months of 2009 net income by approximately $4.2 million, or $0.10 per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses, including the methodology used to determine the allowance for credit losses, is described in Note 4. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). As discussed in the MD&A, the increase in the allowance for credit losses in the first six months of 2009 as compared to the first six months of 2008 can be directly attributed to the current economic environment. Additional information relating to United’s loans is included in Note 3, Loans to the unaudited consolidated financial statements.
Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt and equity securities as either held to maturity or available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of pooled trust preferred securities, management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.
If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. For example, available for sale securities for which there is an unrealized loss that is deemed to be “other-than-temporary” are written down to fair value with the write-down recorded as a realized loss and included in securities gains (losses) on the income statement rather than as a separate component of stockholders’ equity on the balance sheet. Given the recent disruptions in the financial markets, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. Therefore, the other-than-temporary impairment assessment has become a critical accounting policy for United. For additional information on management’s consideration of investment valuation and other-than-temporary impairment, see Note 2, Investment Securities, and Note 11, Fair Value Measurements, to the unaudited consolidated financial statements.
United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. United considers derivative instruments to be a critical accounting policy due to the complexity and judgment associated with the implementation of the accounting guidance and because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The accounting policies utilized by the Company to record derivatives reflect the guidance in SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” and other related accounting guidance. In accordance with the guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third parties. Accounting for changes in the fair value of a particular derivative differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. At June 30, 2009, United has one derivative designated as a cash flow hedge and three derivatives designated as fair value hedges. The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings and measure changes in the fair value of the hedged items. At June 30, 2009, United also has three derivatives not included in hedge relationships. Such derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. Management believes that its methods of addressing these judgmental areas and applying the guidance are in accordance with GAAP and consistent with industry practices. Interpretations of SFAS No.133 and related guidance continue to change and evolve. Future interpretations could result in material changes to United’s accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on financial condition, they could have a material adverse effect on United’s results of operations in the period they occur. However, the potential impact to United’s operating results for such changes cannot be reasonably estimated. Additional information relating to United’s use of derivatives is included in Note 10, Derivative Financial Instruments, to the unaudited consolidated financial statements.
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
At June 30, 2009, approximately 13.06% of total assets, or $1.02 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 90.32% or $925.69 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 9.68% or $99.26 million of these financial instruments were valued using unobservable market information or Level 3 measurements. At June 30, 2009, only $14.91 million or less than 1% of total liabilities was recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 11, Fair Value Measurements, to the unaudited consolidated financial statements for additional information regarding SFAS 157 and its impact on United’s financial statements.
FINANCIAL CONDITION
United’s total assets as of June 30, 2009 were $7.85 billion which was a decline of $254.58 million or 3.14% from December 31, 2008. The decrease was primarily the result of decreases in portfolio loans, investment securities, and cash and cash equivalents of $124.00 million or 2.06%, $153.60 million or 11.89% and $11.64 million or 5.45%, respectively. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $274.25 million or 3.72% from year-end 2008. The decrease in total liabilities was due mainly to a reduction of $351.75 million or 21.57% in borrowings while accrued expenses and other liabilities decreased $10.65 million or 12.64%. Deposits increased $87.96 million or 1.56% from year-end 2008. Shareholders’ equity increased $19.67 million or 2.67% from year-end 2008.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2009 declined $11.64 million or 5.45% from year-end 2008. Of this total decrease, cash and due from banks decreased $23.98 million or 12.56% while interest-bearing deposits with other banks and federal funds sold increased $591 thousand and $11.76 million, respectively. During the first six months of 2009, net cash of $23.73 million and $253.25 million was provided by operating activities and investing activities, respectively. Net cash of $288.62 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2009 and 2008.

Securities
Total investment securities at June 30, 2009 decreased $153.60 million or 11.89% from year-end 2008. Securities available for sale declined $138.68 million or 12.64%. This change in securities available for sale reflects $180.11 million in sales, maturities and calls of securities, $34.09 million in purchases, and an increase of $7.73 million in market value. Securities held to maturity decreased $14.24 million or 12.23% from year-end 2008 due to calls and maturities of securities. Cash received from the sale, maturities and calls of investment securities was used to repay borrowings. Other investment securities were relatively flat, only declining $677 thousand or less than 1% from year-end 2008 due to an other-than-temporary impairment charge of $782 thousand on an investment security. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.
Loans
Loans held for sale increased $11.32 million as loan originations exceeded loan sales in the secondary market during the first six months of 2009. Portfolio loans, net of unearned income decreased $124.00 million or 2.06% from year-end 2008 due mainly to a decrease in commercial loans (not secured by real estate) of $155.10 million or 12.17%. Single-family residential real estate loans, commercial real estate loans and installment loans were relatively flat from year-end 2008, declining $3.68 million and increasing $3.72 million and $1.71 million, respectively. All of these changes were less than 1%. Construction loans and other real estate loans increased $19.67 million or 3.27% and $8.35 million or 3.40%, respectively.
The following table summarizes the changes in the loan categories since year-end 2008:

	June 30	December 31
(Dollars in thousands)	2009	2008	$ Change	% Change
Loans held for sale	$12,191	$868	$11,323	1304.49%

Commercial, financial, and agricultural	$1,119,840	$1,274,937	$(155,097)	(12.17%)
Real Estate:
Single family residential	1,911,673	1,915,355	(3,682)	(0.19%)
Commercial	1,651,022	1,647,307	3,715	0.23%
Construction	621,668	601,995	19,673	3.27%
Other	253,563	245,214	8,349	3.40%
Consumer	337,456	335,750	1,706	0.51%
Less: Unearned income	(5,066)	(6,403)	1,337	(20.88%)

Total Loans, net of unearned income	$5,890,156	$6,014,155	$(123,999)	(2.06%)

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $30.01 million or 12.47% from year-end 2008 due mainly to increases of $22.41 million in OREO due to increased foreclosures as a result of the current economic conditions, $4.21 million in deferred tax assets and $4.97 million in income taxes receivable. The increases in deferred tax assets and income taxes receivable for the first six months of 2009 were due to a tax benefit associated with net operating loss carryforwards and a positive adjustment to income taxes as a result of a concluded state tax examination, respectively. Partially offsetting these increases from year-end 2008 were decreases in derivatives assets of $2.32 million due to a change in value and core deposit intangibles of $1.37 million due to amortization.

Deposits
Total deposits at June 30, 2009 increased $87.96 million or 1.56% from year-end 2008. In terms of composition, noninterest-bearing deposits increased $160.11 million or 17.67% while interest-bearing deposits decreased $72.15 million or 1.52% from December 31, 2008. The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest bearing deposits of $131.36 million or 20.93% and personal noninterest bearing deposits of $7.64 million or 3.15%.
The decrease in interest-bearing deposits was due mainly to a decline in time deposits under $100,000 of $349.85 million or 18.55%. Most of this decline was due mainly to a shift in Certificate of Deposit Account Registry Service (CDARS) balances to certificate of deposits over $100,000 as a result of the temporary increase in the Federal Deposit Insurance Corporation (FDIC) insurance coverage from $100,000 to $250,000. Interest bearing money market accounts (MMDAs) decreased $66.77 million or 4.96%. Time deposits over $100,000 increased $247.86 million or 24.50%. Regular savings balances increased $22.80 million or 7.07% and interest-bearing checking deposits increased $73.81 million or 42.16%.
The following table summarizes the changes in the deposit categories since year-end 2008:

	June 30	December 31
(Dollars In thousands)	2009	2008	$ Change	% Change
Demand deposits	$495,398	$419,091	$76,307	18.21%
Interest-bearing checking	248,876	175,065	73,811	42.16%
Regular savings	345,276	322,478	22,798	7.07%
Money market accounts	1,850,502	1,833,472	17,030	0.93%
Time deposits under $100,000	1,536,407	1,886,256	(349,849)	(18.55%)
Time deposits over $100,000	1,259,451	1,011,592	247,859	24.50%

Total deposits	$5,735,910	$5,647,954	$87,956	1.56%

Borrowings
Total borrowings at June 30, 2009 decreased $351.75 million or 21.57% during the first six months of 2009. Since year-end 2008, short-term borrowings decreased $351.38 million or 45.15% due to a $212 million reduction in overnight FHLB borrowings and a $123.38 million or 28.40% decrease in securities under agreements to repurchase. In addition, federal funds purchased decreased $16.07 million or 12.54% since year-end 2008. Long-term borrowings remained fairly flat, decreasing $373 thousand or less than 1% since year-end 2008.
The table below summarizes the change in the borrowing categories since year-end 2008:

	June 30	December 31
(Dollars In thousands)	2009	2008	$ Change	% Change
Federal funds purchased	$112,115	$128,185	$(16,070)	(12.54%)
Securities sold under agreements to repurchase	311,042	434,425	(123,383)	(28.40%)
Overnight FHLB advances	—	212,000	(212,000)	(100.00%)
TT&L note option	3,785	3,710	75	2.02%
Long-term FHLB advances	667,378	667,538	(160)	(0.02%)
Issuances of trust preferred capital securities	184,934	185,147	(213)	(0.12%)

Total borrowings	$1,279,254	$1,631,005	$(351,751)	(21.57%)

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2009 decreased $10.65 million or 12.64% from year-end 2008 mainly as a result of a decrease in income taxes payable of $5.37 million due to a timing difference in payments. In addition, derivative liabilities decreased $4.09 million due to a change in value and interest payable decreased $2.83 million due to a decline in borrowings. Other accrued expenses increased $2.39 million.
Shareholders’ Equity
Shareholders’ equity at June 30, 2009 increased $19.67 million or 2.67% from December 31, 2008 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $12.60 million for the first six months of 2009.
Accumulated other comprehensive income increased $6.78 million due mainly to an increase of $5.02 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio. The fair value of United’s cash flow hedge increased $772 thousand, net of deferred taxes.
RESULTS OF OPERATIONS
Overview
Net income for the first six months of 2009 was $37.79 million or $0.87 per diluted share compared to $50.84 million or $1.17 per diluted share for the first six months of 2008. Net income for the second quarter of 2009 was $8.16 million or $0.19 per diluted share, as compared to $25.15 million or $0.58 per diluted share reported for the prior year second quarter.
Results for the first half and second quarter of 2009 included a credit loss provision of $17.55 million for three loans with fraudulent collateral made to three affiliated companies of a commercial customer that United disclosed in its first quarter 2009 Form 10-Q, an additional expense accrual of $3.63 million for a special FDIC assessment, and an other-than-temporary impairment charge of $782 thousand on a specific investment security. All of these expense amounts are before-taxes. In addition, results for the first half of 2009 included an income tax benefit recorded in the first quarter of 2009 associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded related to these two events was $11.51 million.
United’s annualized return on average assets for the first six months of 2009 was 0.96% and return on average shareholders’ equity was 10.07% compared to 1.29% and 13.12% for the first six months of 2008. For the second quarter of 2009, United’s annualized return on average assets was 0.41% while the return on average equity was 4.27% as compared to 1.27% and 12.90%, respectively, for the second quarter of 2008. United’s most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) average return on assets was 0.46% and average return on equity was 4.56% for the first quarter of 2009.
Net interest income for the first six months of 2009 was $123.13 million, a decrease of $2.30 million or 1.84% from the prior year’s first six months. Net interest income for the second quarter of 2009 was $62.21 million, a decrease of $943 thousand or 1.49% from prior year’s second quarter. The provision for credit losses was $31.28 million and $23.25 million for the first six months and second quarter of 2009, respectively, as compared to $6.45 million or $4.35 million for the first six months and second quarter of 2008, respectively.
Noninterest income for the first six months of 2009 was $33.24 million, decreasing $4.55 million or 12.05% from the first six months of 2008. For the second quarter of 2009, noninterest income was $17.85 million, decreasing $1.33 million or 6.95% from the second quarter of 2008. For the first six months of 2009, noninterest expense increased $4.68 million or 5.65% from the first six months of 2008. For the second quarter of 2009, noninterest expense increased $4.22 million or 10.18% from the second quarter of 2008.
For the first six months of 2009, United had an income tax benefit of $214 thousand as compared to income tax expense of $23.09 million for the first half of 2008. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. Excluding the tax expense reduction, income taxes for the first half of 2009 would have been $11.30 million or an effective tax rate of 30.05% as compared to 31.23% for the first half of 2008. Income taxes for the second quarter of 2009 were $2.95 million as compared to $11.36 million for the second quarter of 2008. For the quarters ended June 30, 2009 and 2008, United’s effective tax rates were 26.59% and 31.12%, respectively.
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
Net interest income for the first six months of 2009 was $123.13 million, a decrease of $2.30 million or 1.84% from the first six months of 2008. The $2.30 million decrease in net interest income occurred because total interest income declined $32.73 million while total interest expense only declined $30.42 million from the first six months of 2008. Net interest income for the second quarter of 2009 was $62.21 million, a decrease of $943 thousand or 1.49% from the second quarter of 2008. The $943 thousand decrease in net interest income occurred because total interest income declined $13.89 million while total interest expense only declined $12.94 million from the second quarter of 2008. On a linked-quarter basis, net interest income for the second quarter of 2009 increased $1.29 million or 2.12% from the first quarter of 2009. The $1.29 million increase in net interest income occurred because total interest income declined $2.17 million while total interest expense declined $3.47 million from the first quarter of 2009. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Tax-equivalent net interest income for the first half of 2009 was $128.99 million, a decrease of $4.04 million or 3.04% from the first half of 2008. This decrease in tax-equivalent net interest income was primarily attributable to a decrease in average tax-exempt loans and securities as well as one less day for the first six months of 2009 as compared to last year’s first six months. In addition, the average yield on earning assets for the first half of 2009 declined 95 basis points as compared to the first half of 2008. Partially offsetting these decreases to net interest income was a decrease of 94 basis points in the first half of 2009 average cost of funds. Average earning assets for the first half of 2009 were virtually flat from the first half of 2008, decreasing $6.96 million or less than 1%. Average net loans grew $160.24 million or 2.79% for the first half of 2009 from the first half of 2008. However, average investments declined $161.30 million or 11.61% from the first half of 2008 due mainly to maturities and calls of securities and a decline in the fair value of available for sale securities. The net interest margin for the first half of 2009 was 3.61%, down 11 basis points from a net interest margin of 3.72% for the first half of 2008.
Tax-equivalent net interest income for the second quarter of 2009 was $65.11 million, a decrease of $1.68 million or 2.51% from the second quarter of 2008. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $106.18 million or 1.47% for the second quarter of 2009. Average net loans grew $120.13 million or 2.08% for the second quarter of 2009; however, average investments decreased $216.38 million or 15.46% due mainly to maturities and calls of securities and a decline in the fair value of available for sale securities. In addition, the average yield on earning assets declined 75 basis points for the second quarter of 2009 as compared to the second quarter of 2008. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 76 basis points in the second quarter of 2009 average cost of funds. The net interest margin for the second quarter of 2009 was 3.67%, down 4 basis points from a net interest margin of 3.71% for the second quarter of 2008.
On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2009 increased $1.23 million or 1.93% from the first quarter of 2009 due mainly to an 18 basis point decline in the average cost of funds and one more day in the quarter. Partially offsetting these increases to net interest income was a decrease of 7 basis points in the second quarter of 2009 average yield on earning assets. In addition, average earning assets decreased $128.09 million or 1.77% for the quarter as average investments declined $88.70 million or 6.97%. Average net loans were relatively flat from the first quarter of 2009, decreasing $38.95 million or less than 1%. The net interest margin of 3.67% for the second quarter of 2009 was an increase of 11 basis points from the net interest margin of 3.56% for the first quarter of 2009.
The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2009, June 30, 2008 and March 31, 2009 and the six months ended June 30, 2009 and June 30, 2008.

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2009	2008	2009

Net interest income, GAAP basis	$62,209	$63,152	$60,917
Tax-equivalent adjustment (1)	2,902	3,638	2,964

Tax-equivalent net interest income	$65,111	$66,790	$63,881

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2009	2008

Net interest income, GAAP basis	$123,126	$125,430
Tax-equivalent adjustment (1)	5,866	7,598

Tax-equivalent net interest income	$128,992	$133,028

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75%.
The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$32,925	$9	0.11%	$42,861	$220	2.07%
Investment Securities:
Taxable	1,011,364	12,307	4.87%	1,184,433	14,868	5.02%
Tax-exempt (1) (2)	172,217	3,193	7.42%	215,523	4,002	7.43%

Total Securities	1,183,581	15,500	5.24%	1,399,956	18,870	5.39%
Loans, net of unearned income (1) (2) (3)	5,948,286	79,925	5.39%	5,822,175	90,967	6.28%
Allowance for loan losses	(62,760)			(56,780)

Net loans	5,885,526		5.44%	5,765,395		6.34%

Total earning assets	7,102,032	$95,434	5.38%	7,208,212	$110,057	6.13%

Other assets	798,637			777,390

TOTAL ASSETS	$7,900,669			$7,985,602

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,690,644	$20,924	1.79%	$4,507,731	$30,183	2.69%
Short-term borrowings	494,605	96	0.08%	918,710	3,750	1.64%
Long-term borrowings	860,377	9,303	4.34%	854,010	9,334	4.40%

Total Interest-Bearing Funds	6,045,626	30,323	2.01%	6,280,451	43,267	2.77%

Noninterest-bearing deposits	1,025,773			854,850
Accrued expenses and other liabilities	63,115			66,521

TOTAL LIABILITIES	7,134,514			7,201,822
SHAREHOLDERS’ EQUITY	766,155			783,780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,900,669			$7,985,602

NET INTEREST INCOME		$65,111			$66,790

INTEREST SPREAD			3.37%			3.36%
NET INTEREST MARGIN			3.67%			3.71%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Avg.	Average		Avg.
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$33,144	$46	0.28%	$39,043	$492	2.53%
Investment Securities:
Taxable	1,051,900	26,105	4.96%	1,166,198	30,021	5.15%
Tax-exempt (1) (2)	175,786	6,392	7.27%	222,789	8,413	7.55%

Total Securities	1,227,686	32,497	5.29%	1,388,987	38,434	5.53%
Loans, net of unearned income (1) (2) (3)	5,966,934	160,560	5.42%	5,798,360	188,637	6.53%
Allowance for loan losses	(62,040)			(53,705)

Net loans	5,904,894		5.47%	5,744,655		6.60%

Total earning assets	7,165,724	$193,103	5.42%	7,172,685	$227,563	6.37%

Other assets	790,744			781,439

TOTAL ASSETS	$7,956,468			$7,954,124

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,706,150	$45,158	1.94%	$4,491,321	$65,312	2.92%
Short-term borrowings	566,308	341	0.12%	955,028	10,580	2.23%
Long-term borrowings	879,437	18,612	4.27%	816,945	18,643	4.59%

Total Interest-Bearing Funds	6,151,895	64,111	2.10%	6,263,294	94,535	3.04%

Non-interest bearing deposits	980,650			847,647
Accrued expenses and other liabilities	66,959			64,051

TOTAL LIABILITIES	7,199,504			7,174,992
SHAREHOLDERS’ EQUITY	756,964			779,132

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,956,468			$7,954,124

NET INTEREST INCOME		$128,992			$133,028

INTEREST SPREAD			3.32%			3.33%
NET INTEREST MARGIN			3.61%			3.72%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.

(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
The provision for credit losses for the first six months of 2009 and 2008 was $31.28 million and $6.45 million, respectively. For the quarters ended June 30, 2009 and 2008, the provision for credit losses was $23.25 million and $4.35 million, respectively. The increase in the provision for credit losses for 2009 was due mainly to the previously mentioned provision of $17.55 million for loans with fraudulent collateral made to three affiliated companies of a commercial customer as well as increases in nonperforming assets, loan charge-offs and inherent risk factors as a result of the current economic environment. Net charge-offs for the first six months of 2009 were $28.35 million as compared to $6.03 million for the first six months of 2008. Net charge-offs were $21.40 million for the second quarter of 2009 as compared to net charge-offs of $4.24 million for the same quarter in 2008. Net charge-offs for the second quarter and first half of 2009 included $17.55 million for the loans with fraudulent collateral. Annualized net charge-offs as a percentage of average loans were 1.44% and 0.96% for the second quarter and first half of 2009, respectively. On a linked-quarter basis, United’s provision for credit losses and net charge-offs increased $15.22 million and $14.45 million, respectively, from the first quarter of 2009 due to the provision and charge-offs related to the loans with fraudulent collateral. United’s most recently reported peer group banking companies’ (bank holding companies with total assets between $5 and $10 billion) net charge-offs to average loans percentage was 0.94% for the first quarter of 2009.
At June 30, 2009, nonperforming loans were $60.45 million or 1.03% of loans, net of unearned income, up from nonperforming loans of $54.20 million or 0.90% of loans, net of unearned income at December 31, 2008. Nonperforming loans include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. At June 30, 2009, nonaccrual loans were $42.83 million which was flat from $42.32 million at year-end 2008. Loans past due 90 days or more were $16.53 million at June 30, 2009, an increase of $4.65 million or 39.15% from $11.88 million at year-end 2008. The increase was due mainly to loans totaling $4.35 million to four customers becoming past due 90 days or more at June 30, 2009. Restructured loans for which terms have been modified due to deterioration in the financial position of the borrower were $1.10 million at June 30, 2009. The increase in nonperforming loans since year-end 2008 is indicative of the current economic conditions. High unemployment levels and economic fears have impacted the performance of both consumer and commercial portfolios. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. Total nonperforming assets of $102.68 million, including OREO of $42.22 million at June 30, 2009, represented an increase of $28.66 million or 38.72% from year-end 2008. OREO comprised the majority of the increase, up $22.41 million in comparison to December 31, 2008. Total nonperforming assets represented 1.31% of total assets at the end of June 30, 2009 which compares favorably to the most recently reported percentage of 1.68% at March 31, 2009 for United’s peer group. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.
At June 30, 2009, impaired loans were $52.38 million, which was a decrease of $7.36 million or 12.33% from the $59.74 million in impaired loans at December 31, 2008. This decrease in impaired loans was due mainly to charge-offs of prior impaired loan balances or the movement of impaired loans secured by real estate to OREO. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.
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
At June 30, 2009, the allowance for credit losses was $66.53 million as compared to $63.60 million at December 31, 2008. As a percentage of loans, net of unearned income, the allowance for credit losses was 1.13% at June 30, 2009 and 1.06% of loans, net of unearned income at December 31, 2008. The ratio of the allowance for credit losses to nonperforming loans was 110.06% and 117.35% at June 30, 2009 and December 31, 2008, respectively. This ratio indicates coverage of nonperforming loans by the allowance for credit losses decreased as a result of a $6.25 million or 11.54% increase in nonperforming loans during the first six months of 2009. As previously mentioned, this increase in nonperforming loans was attributable to a $4.65 million increase within the 90 days past due component. The increase was due mainly to loans totaling $4.35 million to four customers becoming past due 90 days or more at June 30, 2009. Risk grade adjustments and qualitative risk factors within the allowance for loan loss analysis were determined in accordance with delinquency and loss trends of such loans resulting in increased allowance allocations of $3.3 million or 5.6%, however, not to the same degree as the overall increase in nonperforming loans. The Company’s detailed methodology and analysis did not indicate a corresponding increase in the allowance for loan losses primarily because of the estimated fair value of the underlying collateral of loans considered impaired. The impaired loans are included in nonperforming loans and charge-offs recorded in the first six months of 2009 on nonperforming loans for which the Company had previously specifically allocated allowance. The first six months of 2009 charge-offs resulted in a decrease of $1.6 million in such specific allocations, which had a greater impact on the allowance than the increase in nonperforming loans.
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
United’s formal company-wide review of the allowance for loan loss at June 30, 2009 produced increased allocations in all of the four loan categories. The components of the allowance allocated to commercial loans increased by $659 thousand due to the impact of downward risk grade migration that resulted in higher loss rates being applied to loan pool subsets within the portfolio. Offsetting these factors somewhat was a decrease in impaired loan specific allocations of $1.6 million. Real estate loan pool allocations increased $1.9 million also as a result of increases in historical loss rates and to recognize the loss inherent with respect to declining market values and its effect upon residential exposure in selected markets within the bank’s Washington, D.C. metropolitan area / Shenandoah Valley footprint. The real estate construction loan pool allocations increased $759 thousand in comparison with the December 31, 2008 year-end primarily due to increased historical loss rates and a $418 thousand increase in specific allocations for impaired loans. The components of the allowance allocated to consumer loans increased by $18 thousand due to an increase in historical loss rates. The allowance for lending-related commitments increased by $203 thousand due to higher usage factors and higher historical loss rates.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $4.2 million at June 30 2009 and $5.4 million at December 31, 2008. Compared to the prior year-end, this element of the allowance decreased by $1.2 million due to decreased commercial loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at June 30, 2009 by $608 thousand to $2.1 million. This represents 3.2% of the bank’s total allowance for credit loss and in as much as this variance approximates a pre determined narrow parameter, the methodology has confirmed that the Bank’s allowance for credit loss is at an appropriate level.
Management believes that the allowance for credit losses of $66.53 million at June 30, 2009 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 4 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.
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
Noninterest income was $33.24 million for the first six months of 2009, down $4.55 million or 12.05% when compared to the first six months of 2008. For the second quarter of 2009, noninterest income was $17.85 million, a decrease of $1.33 million or 6.95% from the second quarter of 2008. The largest change within noninterest income between the respective time periods was due to investment securities transactions.
Net losses on investment securities transactions for the first six months of 2009 were $1.23 million as compared to net gains of $909 thousand for the first six months of 2008. The net losses on investment securities transactions for the first six months of 2009 consisted mainly of noncash before-tax other-than-temporary impairment charges of $1.23 million on investment securities including $782 thousand on one security carried at cost. Included in net gains on security transactions for the first six months of 2008 was a $917 thousand before-tax gain related to Visa’s initial public offering and the partial redemption of Visa shares held by United. Excluding the results of security transactions, noninterest income for the first six months of 2009 would have decreased $2.42 million or 6.56% from the same period in 2008. For the second quarter of 2009, net losses on investment securities transactions were $1.30 million as compared to net losses of $46 thousand for the second quarter of 2008. Excluding the results of security transactions, noninterest income for the second quarter of 2009 would have been flat from the second quarter of 2008, declining $84 thousand or less than 1%.

Revenue from trust and brokerage services for the first six months of 2009 decreased $1.39 million or 16.39% from the first six months of 2008. Revenue from trust and brokerage services was $7.10 million for the first six months of 2009 as compared to $8.49 million for the first six months of 2008. For the second quarter of 2009, revenue from trust and brokerage services dropped $1.05 million or 23.00% from the prior year’s second quarter. Revenue from trust and brokerage services was $3.51 million for the second quarter of 2009 as compared to $4.55 million for the second quarter of 2008. The decrease in trust and brokerage services was due mainly to a decrease in the value of the trust assets under management.
Fees from deposit services for the first six months of 2009 were $19.56 million, an increase of $473 thousand or 2.48% from the first six months of 2008 mainly as a result of the High Performance Checking program. For the second quarter of 2009, fees from deposit services were $10.26 million, an increase of $253 thousand or 2.53% as compared to the same period in 2008. In particular, card fees increased $246 thousand and $115 thousand, insufficient funds (NSF) fees increased $39 thousand and $66 thousand, and ATM fees increased $74 thousand and $38 thousand during the first six months and second quarter of 2009, respectively.
Income from bank-owned life insurance decreased $1.08 million or 46.66% for the first six months of 2009 as compared the first six months of 2008. However, income from bank-owned life insurance increased $328 thousand for second quarter of 2009 as compared to last year’s income during the same period due to changes in the cash surrender value.
Mortgage banking income increased $55 thousand or 22.09% and $11 thousand or 7.05% for the first six months and second quarter of 2009 from the same periods in 2008 due to increased mortgage loan sales in the secondary market. Mortgage loan sales were $37.69 million in the first six months of 2009 as compared to $21.73 million in the first six months of 2008. Mortgage loan sales were $27.68 million in the second quarter of 2009 as compared to $10.83 million in the second quarter of 2008.
Fees from bankcard services declined $1.31 million or 39.82% and $676 thousand or 38.99% due mainly to a lower volume of spending by consumers as a result of the current economic conditions. Fees from bankcard services were $1.98 million and $1.06 million for the first half and second quarter of 2009, respectively, as compared to $3.29 million and $1.73 million, respectively, for the first half and second quarter of 2008.
Other income increased $940 thousand and $1.11 million for the first six months and second quarter of 2009, respectively. This increase in other income is due mainly to an increase of $959 thousand and $1.22 million for the first six months and second quarter of 2009, respectively, from derivatives not in a hedging relationship. A corresponding amount of expense is included in other expense in the income statement. Income from the outsourcing of official checks processing for the first six months and second quarter of 2009 decreased $381 thousand and $148 thousand, respectively, over the same periods last year. The outsourcing of official checks processing was discontinued in 2008 and brought “in-house”.
On a linked-quarter basis, noninterest income for the second quarter of 2009 increased $2.46 million or 15.98% from the first quarter of 2009. Included in the results for the second quarter of 2009 was an other-than-temporary impairment charge of $1.14 million on investment securities. Excluding the results of security transactions, noninterest income would have increased $3.82 million or 24.96% on a linked-quarter basis due primarily to an increase in income from bank-owned life insurance policies of $1.44 million as a result of an increase in the cash surrender value and an increase in income from derivatives not in hedge relationships of $1.64 million due to a change in fair value between the respective periods. A similar amount of expense related to the change in the fair value of other derivative financial instruments is included in other expense in the income statement. In addition, fees from deposit services increased $952 thousand due mainly to the High Performance Checking program.

Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2009, noninterest expenses increased $4.68 million or 5.65% from the first six months of 2008. Noninterest expenses increased $4.22 million or 10.18% for the second quarter of 2009 compared to the same period in 2008.
Employee compensation declined $1.28 million or 4.13% and $783 thousand or 5.04% for the first half and second quarter of 2009, respectively, when compared to the same time periods in 2008. The declines were due mainly to less commission and incentives expense. Also included in salaries and benefits expense for the first six months and second quarter of 2009 was expense for stock options of $273 thousand and $137 thousand, respectively, as compared to $277 thousand and $141 thousand for the first six months and second quarter of 2008, respectively.
Employee benefits expense for the first six months and second quarter of 2009 increased $2.63 million or 37.65% and $1.33 million or 38.95% from the first six months of 2008. Specifically within employee benefits expense, pension expense increased $3.00 million and $1.50 million for the first six months and second quarter of 2009, respectively.
Net occupancy expense for the first six months of 2009 increased $435 thousand or 5.26% from the first six months of 2008. The increase was due mainly to additional utilities expense, building depreciation and real property taxes. Net occupancy expense for the second quarter of 2009 increased $180 thousand or 4.53% from the second quarter of 2008 due to increased building maintenance and rental expenses.
Equipment expense for the first six months of 2009 including other real estate owned (OREO), increased $738 thousand or 17.23% from the first six months of 2008 due mainly to an increase in losses due to a deterioration in property values associated with OREO. Equipment expense for the second quarter of 2009 decreased $233 thousand or 9.36% from the second quarter of 2008 due to a decrease in OREO expenses.
Data processing expense increased $82 thousand or 1.58% and $242 thousand or 10.10% for the first six months and second quarter of 2009, respectively, as compared to the first six months and second quarter of 2008.
Bankcard processing expense for the first half and second quarter of 2009 declined $1.23 million or 43.65% and $629 thousand or 42.82%, respectively, from the first half and second quarter of 2008 due to a decline in the volume of customer spending as a result of the current economic conditions.
FDIC insurance expense for the first half and second quarter of 2009 increased $4.56 million and $4.13 million from the first half and second quarter of 2008, respectively. The increases were due mainly to the previously mentioned additional expense accrual of $3.63 million in the second quarter of 2009 for a special assessment by the FDIC to increase the insurance fund for banks.
Other expense decreased $1.26 million or 5.26% for the first six months 2009 as compared to the first six months of 2008 due primarily to decreases in several general operating expenses such as postage, advertising, telephone and business franchise taxes. In addition, amortization of core deposit intangibles for the first six months of 2009 decreased $592 thousand from the first six months of 2008. Expense from derivatives not in hedge relationships increased $959 thousand for the first six months of 2009 as compared to the first six months of 2008 due to a change in their fair value. Other expense for the second quarter of 2009 was flat from the second quarter of 2008, declining $16 thousand or less than 1%.

On a linked-quarter basis, noninterest expense for the second quarter of 2009 increased $3.88 million or 9.29% due mainly to the $3.63 million additional expense accrual for a special FDIC assessment. In addition, expense from derivatives not in hedge relationships increased $1.64 million due to a change in fair value. Employee compensation and employee benefits expense decreased $196 thousand or 1.31% and $155 thousand or 3.17% due to a slight decline in employees. Equipment expense declined $510 thousand or 18.44% due mainly to lower OREO losses and net occupancy expense declined $398 thousand or 8.74% due to a decline in utilities expense.
Income Taxes
For the first half of 2009, United had an income tax benefit of $214 thousand as compared to income tax expense of $23.09 million for the first half of 2008. Income taxes for the second quarter of 2009 were $2.95 million as compared to $11.36 million for the second quarter of 2008. For the quarters ended June 30, 2009 and 2008, United’s effective tax rates were 26.59% and 31.12%, respectively. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. Excluding the tax expense reduction, income taxes for the first half of 2009 would have been $11.30 million or an effective tax rate of 30.05% as compared to 31.23% for the first half of 2008.
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
On January 1, 2007, United adopted the provisions of FIN 48. As of June 30, 2009, United recorded a liability for uncertain tax positions, including interest and penalties, of $1.55 million in accordance with FIN 48. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
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
Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United, through its Asset Liability Committee, evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.
For the six months ended June 30, 2009, cash of $23.73 million was provided by operating activities due mainly to net income of $37.79 million for the first six months of 2009. Net cash of $253.25 million was provided by investing activities which was primarily due to net cash received of $160.06 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $96.15 million in portfolio loans. During the first six months of 2009, net cash of $288.62 million was used in financing activities due primarily to the repayment of overnight FHLB borrowings in the amount of $212 million during the first six months of 2009. Other uses of cash for financing activities included the repayment of federal funds purchased and securities sold under agreements to repurchase of $16.07 million and $123.38 million, respectively, and the payment of $25.18 million for cash dividends. Cash provided by financing activities included a growth in deposits of $87.96 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $11.64 million for the first six months of 2009.
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

Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.49% at June 30, 2009 and 10.99% at December 31, 2008, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.34% and 8.89%, respectively, at June 30, 2009, are also well above regulatory minimum requirements.
Total shareholders’ equity was $756.38 million, an increase of $19.67 million or 2.67% from December 31, 2008. United’s equity to assets ratio was 9.64% at June 30, 2009 as compared to 9.09% at December 31, 2008. The primary capital ratio, capital and reserves to total assets and reserves, was 10.40% at June 30, 2009 as compared to 9.80% at December 31, 2008. United’s average equity to average asset ratio was 9.70% and 9.82% for the quarters ended June 30, 2009 and 2008, respectively. For the first six months of 2009 and 2008, the average equity to average assets ratio was 9.51% and 9.80%, respectively. All of these financial measurements reflect a financially sound position.
During the second quarter of 2009, United’s Board of Directors declared a cash dividend of $0.29 per share. Cash dividends were $0.58 per common share for the first six months of 2009. Total cash dividends declared were $12.60 million for the second quarter of 2009 and $25.19 million for the first six months of 2009 which was relatively flat from the second quarter and first six months of 2008.
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
The following table shows United’s estimated earnings sensitivity profile as of June 30, 2009 and December 31, 2008:

Change in
Interest Rates	Percentage Change in Net Interest Income
(basis points)	June 30, 2009	December 31, 2008
+200	6.80%	7.60%
+100	2.49%	4.58%
-100	2.22%	-0.50%
-200	—	—
At June 30, 2009, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.49% over one year as compared to an increase of 4.58% at December 31, 2008. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 6.80% over one year as of June 30, 2009, as compared to an increase of 7.60% as of December 31, 2008. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.22% over one year as of June 30, 2009, as compared to a decrease of 0.50% as of December 31, 2008. With the federal funds rate at 0.25% at June 30, 2009, and December 31, 2008, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.
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

During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained a subordinated interest that represented United’s right to future cash flows arising after third party investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. At June 30, 2009 and 2008, the fair values of the subordinated interest and the cost of the available for sale securities were zero. However, United continues to receive payments from the securitization trust, which is recorded as income when the cash is received. During the first six months of 2009, United received cash of $637 thousand from its subordinated interest in the securitization and recognized income of the same amount in the period.
At June 30, 2009, the principal balances of the residential mortgage loans held in the securitization trust were approximately $5.11 million. Principal amounts owed to third party investors and to United in the securitization were approximately $1.94 million and $3.17 million, respectively, at June 30, 2009. The weighted average term to maturity of the underlying mortgages approximated 9.10 years as of June 30, 2009.
The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.
The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	June 30,	December 31,
	2009	2008
Total principal amount of loans	$5,112	$5,886
Principal amount of loans 60 days or more past due	182	46
Year-to-date average balances	5,566	6,616
Year-to-date net credit (recoveries) losses	109	(164)
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
At June 30, 2009, United’s mortgage related securities portfolio had an amortized cost of $747 million, of which approximately $546 million or 73% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 2 years and a weighted average yield of 4.83%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock, the average life of these securities would only extend to 2.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.3%, less than the price decline of a 3-year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 15%.
United had approximately $110 million in 15-year mortgage backed securities with a projected yield of 4.68% and a projected average life of 3.4 years as of June 30, 2009. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.3 years and a weighted average maturity (WAM) of 10.3 years.
United had approximately $28 million in 20-year mortgage backed securities with a projected yield of 4.77% and a projected average life of 4.2 years on June 30, 2009. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.4 years and a weighted average maturity (WAM) of 14.1 years.
United had approximately $13 million in 30-year mortgage backed securities with a projected yield of 6.48% and a projected average life of 4.0 years on June 30, 2009. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 9.7 years and a weighted average maturity (WAM) of 18.4 years.
The remaining 7% of the mortgage related securities portfolio at June 30, 2009, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2009, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2009 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended, December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the second quarter of 2009 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2009:

			Total Number of
			Shares
	Total Number		Purchased as	Maximum Number
	of Shares	Average	Part of Publicly	of Shares that May
	Purchased	Price Paid	Announced	Yet be Purchased
Period	(1) (2)	per Share	Plans (3)	Under the Plans (3)

4/01 — 4/30/2009	9,809	$16.06	—	322,200
5/01 — 5/31/2009	13,576	$19.56	—	322,200
6/01 — 6/30/2009	561	$27.00	—	322,200

Total	23,946	$18.30	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended June 30, 2009, no shares were exchanged by participants in United’s stock option plans.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended June 30, 2009, the following shares were purchased for the deferred compensation plan: April 2009 — 9,809 shares at an average price of $16.06; May 2009 — 13,576 shares at an average price of $19.56; and June 2009 — 561 shares at an average price of $27.00.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on Monday, May 18, 2009.
(b)	Not applicable as to election of directors because: i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; ii) there was no solicitation in opposition to the nominees as listed in the proxy statement; iii) all of such nominees, as listed in the proxy statement, were elected.
(c)	Two proposals were voted upon at the annual meeting, which included: (1) the election of fourteen (14) persons to serve as directors of United for a one-year term expiring at the 2010 Annual Meeting; and (2) the ratification of the selection of Ernst & Young LLP, Charleston, West Virginia, as independent registered public accountants for the fiscal year ending December 31, 2009. The results of the proposals appear on the following page.
(d)	None.
     Proposal 1. Election of Directors:

	Votes For	Votes Withheld
Richard M. Adams	34,465,232	2,462,919
Robert G. Astorg	34,543,215	2,384,936
W. Gaston Caperton, III	28,329,028	8,599,123
Lawrence K. Doll	34,305,821	2,622,330
Theodore J. Georgelas	26,358,581	10,569,570
F. T. Graff, Jr.	33,808,438	3,119,713
John M. McMahon	34,416,032	2,512,119
J. Paul McNamara	34,350,612	2,577,539
G. Ogden Nutting	34,408,308	2,520,113
William C. Pitt, III	34,494,894	2,433,257
Donald L. Unger	34,338,295	2,589,856
Mary K. Weddle	35,743,358	1,184,739
Gary G. White	35,785,427	1,142,724
P. Clinton Winter, Jr.	34,539,700	2,388,451
      Proposal 2. Ratification of the selection of Ernst & Young LLP as independent registered public accountants:

For	Against	Abstain
36,283,856	1,569,206	75,087

Item 5. OTHER INFORMATION
(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC. (Registrant)
Date: August 7, 2009	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: August 7, 2009	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer, Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	63

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	64

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	65

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	66
Footnotes:

(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated by reference to Exhibits to the 1990 Form 10-K of United Bankshares, Inc., File No. 0-13322.