Form 10-Q
period 2009-09-30
UNITED BANKSHARES INC/WV
filed 2009-11-06
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class - Common Stock, $2.50 Par Value; 43,423,111 shares outstanding as of October 31, 2009.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2009 and December 31, 2008, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2009, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30 2009	December 31 2008
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$122,071	$190,895
Interest-bearing deposits with other banks	449,920	14,187
Federal funds sold	5,716	8,452

Total cash and cash equivalents	577,707	213,534
Securities available for sale at estimated fair value (amortized cost-$972,630 at September 30, 2009 and $1,165,116 at December 31, 2008)	932,690	1,097,043
Securities held to maturity (estimated fair value-$85,681 at September 30, 2009 and $103,505 at December 31, 2008)	93,246	116,407
Other investment securities	77,709	78,372
Loans held for sale	4,969	868
Loans	5,793,931	6,020,558
Less: Unearned income	(4,486)	(6,403)

Loans net of unearned income	5,789,445	6,014,155
Less: Allowance for loan losses	(68,082)	(61,494)

Net loans	5,721,363	5,952,661
Bank premises and equipment	58,267	58,560
Goodwill	312,140	312,263
Accrued interest receivable	28,093	31,816
Other assets	276,624	240,567

TOTAL ASSETS	$8,082,808	$8,102,091

Liabilities
Deposits:
Noninterest-bearing	$1,069,381	$906,099
Interest-bearing	4,953,285	4,741,855

Total deposits	6,022,666	5,647,954
Borrowings:
Federal funds purchased	14,095	128,185
Securities sold under agreements to repurchase	350,906	434,425
Federal Home Loan Bank borrowings	667,297	879,538
Other short-term borrowings	2,476	3,710
Other long-term borrowings	184,828	185,147
Allowance for lending-related commitments	1,656	2,109
Accrued expenses and other liabilities	72,338	84,311

TOTAL LIABILITIES	7,316,262	7,365,379

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 and 44,320,832 at September 30, 2009 and December 31, 2008, respectively, including 912,612 and 916,941 shares in treasury at September 30, 2009 and December 31, 2008, respectively	110,798	110,802
Surplus	96,120	96,654
Retained earnings	649,213	637,152
Accumulated other comprehensive loss	(58,596)	(76,151)
Treasury stock, at cost	(30,989)	(31,745)

TOTAL SHAREHOLDERS’ EQUITY	766,546	736,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,082,808	$8,102,091

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$77,484	$88,822	$233,971	$272,088
Interest on federal funds sold and other short-term investments	60	140	106	632
Interest and dividends on securities:
Taxable	10,696	15,104	36,801	45,125
Tax-exempt	2,187	2,694	6,786	8,880

Total interest income	90,427	106,760	277,664	326,725

Interest expense
Interest on deposits	19,843	29,538	65,001	94,850
Interest on short-term borrowings	46	3,214	599	13,794
Interest on long-term borrowings	9,215	9,871	27,615	28,514

Total interest expense	29,104	42,623	93,215	137,158

Net interest income	61,323	64,137	184,449	189,567
Provision for credit losses	8,067	6,497	39,346	12,948

Net interest income after provision for credit losses	53,256	57,640	145,103	176,619

Other income
Fees from trust and brokerage services	3,142	4,522	10,242	13,014
Fees from deposit services	10,566	10,251	30,124	29,336
Bankcard fees and merchant discounts	1,104	1,543	3,085	4,835
Other service charges, commissions, and fees	470	450	1,447	1,527
Income from bank-owned life insurance	1,051	1,622	2,289	3,943
Income from mortgage banking	172	93	476	342
Other income	896	1,016	4,204	3,384

Total other-than-temporary impairment losses	(15,903)	(9,189)	(17,135)	(9,310)
Portion of loss recognized in other comprehensive income	4,943	—	4,943	—

Net other-than-temporary impairment losses	(10,960)	(9,189)	(12,192)	(9,310)
Net gains on sales/calls of investment securities	82	22	88	1,052

Net investment securities losses	(10,878)	(9,167)	(12,104)	(8,258)

Total other income	6,523	10,330	39,763	48,123

Other expense
Employee compensation	14,735	15,152	44,433	46,130
Employee benefits	4,818	3,614	14,441	10,605
Net occupancy expense	4,124	4,163	12,830	12,434
Equipment expense	3,120	1,790	8,140	6,072
Data processing expense	2,761	2,461	8,043	7,661
Bankcard processing expense	793	1,282	2,381	4,100
FDIC insurance expense	2,004	288	6,871	593
Other expense	11,319	12,888	34,047	36,878

Total other expense	43,674	41,638	131,186	124,473

Income before income taxes	16,105	26,332	53,680	100,269
Income taxes	4,040	6,740	3,826	29,834

Net income	$12,065	$19,592	$49,854	$70,435

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)—continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Earnings per common share:
Basic	$0.28	$0.45	$1.15	$1.63

Diluted	$0.28	$0.45	$1.15	$1.62

Dividends per common share	$0.29	$0.29	$0.87	$0.87

Average outstanding shares:
Basic	43,410,532	43,276,962	43,404,920	43,262,926
Diluted	43,455,723	43,421,333	43,457,258	43,418,755

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2009
	Common Stock			Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2009	44,320,832	$110,802	$96,654	$637,152	$(76,151)	$(31,745)	$736,712

Comprehensive income:
Net income	—	—	—	49,854	—	—	49,854
Other comprehensive income, net of tax:	—	—	—	—	17,555	—	17,555

Total comprehensive income, net of tax							67,409
Stock based compensation expense	—	—	355	—	—	—	355
Purchase of treasury stock (66,561 shares)	—	—	—	—	—	(1,167)	(1,167)
Distribution of treasury stock for deferred compensation plan (30,902 shares)	—	—	—	—	—	536	536
Cash dividends ($0.87 per share)	—	—	—	(37,793)	—	—	(37,793)
Common stock options exercised (39,988 shares)	—	—	(893)	—	—	1,387	494
Fractional shares adjustment	(1,675)	(4)	4	—	—	—	—

Balance at September 30, 2009	44,319,157	$110,798	$96,120	$649,213	$(58,596)	$(30,989)	$766,546

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended September 30
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$50,317	$84,222

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	14,751	21,286
Proceeds from sales of securities available for sale	4,851	1,230
Proceeds from maturities and calls of securities available for sale	320,883	466,361
Purchases of securities available for sale	(141,376)	(511,805)
Net purchases of bank premises and equipment	(4,030)	(1,460)
Net change in other investment securities	(161)	1,279
Net change in loans	193,107	(122,947)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	388,025	(146,056)

FINANCING ACTIVITIES
Cash dividends paid	(37,783)	(37,628)
Excess tax benefits from stock-based compensation arrangements	168	322
Acquisition of treasury stock	(1,167)	(198)
Proceeds from exercise of stock options	449	670
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	—	225,000
Repayment of long-term Federal Home Loan Bank borrowings	(241)	(60,656)
Redemption of debt related to trust preferred securities	—	(10,310)
Distribution of treasury stock for deferred compensation plan	536	183
Changes in:
Deposits	374,712	155,114
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(410,843)	(216,836)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(74,169)	55,661

Increase (Decrease) in cash and cash equivalents	364,173	(6,173)

Cash and cash equivalents at beginning of year	213,534	230,651

Cash and cash equivalents at end of period	$577,707	$224,478

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2009 and 2008 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in United’s 2008 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2008 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

New Accounting Standards

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement that established the Accounting Standards Codification (ASC). The accounting pronouncement states that the FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source of authoritative GAAP for SEC registrants. This pronouncement, which was subsequently codified as ASC topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. The adoption of this pronouncement did not have a significant impact on the Company’s financial condition or results of operations.

In August of 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (ASC topic 820) - Measuring Liabilities at Fair Value” to provide clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of ASC topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. United adopted ASU 2009-05 on October 1, 2009 as required. The adoption of this guidance did not have a significant impact on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

On June 12, 2009, the FASB issued an accounting pronouncement which changes how a company determines when an entity that is not sufficiently capitalized or is not controlled through voting should be consolidated. This pronouncement will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The pronouncement is effective for interim periods ending after November 15, 2009. Early adoption is prohibited. United plans to adopt this pronouncement during the fourth quarter of 2009 as required, but does not believe the guidance will have a significant impact on the Company’s financial condition or results of operations.

On June 12, 2009, the FASB issued an accounting pronouncement that will require additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This pronouncement also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements of derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for interim periods ending after November 15, 2009. Early adoption is prohibited. United plans to adopt this pronouncement during the fourth quarter of 2009, but does not believe the guidance will have a significant impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement was subsequently codified into ASC topic 855, “Subsequent Events.” ASC topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC topic 855 was effective for interim periods ending after June 15, 2009. United adopted ASC topic 855 during the second quarter of 2009 and this adoption did not have an impact on United’s consolidated financial statements.

On April 9, 2009, the FASB issued a staff position to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in ASC topic 820, “Fair Value Measurements and Disclosures”. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. United adopted this staff position within ASC topic 820 during the second quarter of 2009. The adoption of this staff position did not have a material impact on United’s consolidated financial statements.

On April 9, 2009, the FASB issued a staff position, now contained within ASC topic 320, “Investments – Debt and Equity Securities,” to provide guidance in determining whether impairments in debt securities are other-than-temporary and modifies the presentation and disclosures surrounding such instruments. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. United adopted this staff position during the second quarter of 2009. The adoption of this staff position did not have a material impact on United’s consolidated financial statements.

On April 9, 2009, the FASB issued a staff position, now contained within ASC topic 825, “Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The disclosure provisions of this staff position were adopted during the second quarter of 2009 by United and the adoption did not have any impact on the Company’s financial condition or results of operations.

In January 2009, the FASB issued a staff position, now contained within ASC topic 320, “Investments – Debt and Equity Securities,” to eliminate the requirement that an investment holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, ASC topic 320 now requires that an other-than-temporary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

impairment (OTTI) be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the investment holder’s estimated cash flows from the cash flows previously projected. In addition, ASC topic 320 provides additional guidance emphasizing that investment holders should consider all available information (i.e., past events, current conditions, and expected events) when developing estimates of future cash flows in their OTTI assessments. The guidance was effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to prior interim or annual reporting periods is not permitted. The adoption of this guidance did not have any impact on the level or amount of OTTI impairments because United does not have any transferred securitized financial assets.

In December 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 715, “Compensation – Retirement Benefits,” which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The objectives of the enhanced disclosures are to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of an employer’s plan assets; the inputs and valuation techniques used to measure the fair value of a plan’s assets; the effect of fair value measurements on plan assets using significant unobservable inputs, and significant concentrations of risk within plan assets. Additionally, ASC topic 715 requires employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant Level 3 unobservable inputs. This reconciliation will require entities to separately present changes during the period that are attributable to actual return on plan assets, purchases, sales and settlements, and transfers in and out of Level 3. The disclosure provisions of ASC topic 715 are required for reporting periods ending after December 15, 2009. Comparative disclosures are not required upon adoption and earlier application is permitted. The adoption of these disclosures is not expected to have an impact on the Company’s financial condition, results of operations, or liquidity.

In December 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 810, “Consolidation,” to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities (VIEs). The enhanced disclosures of ASC topic 810 were required for the first reporting period, interim or annual, ending after December 15, 2008. The new disclosure provisions of ASC topic 810 have been adopted by United and the adoption did not have any impact on the Company’s financial condition, results of operations, or liquidity.

In March 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 815, “Derivatives and Hedging,” to establish new disclosures intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new disclosure requirements were effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The new disclosure provisions of ASC topic 815 have been adopted by United and the adoption did not have any impact on the Company’s financial condition, results of operations, or liquidity.

In December 2007, the FASB issued an accounting pronouncement, now contained within ASC topic 805, “Business Combinations,” to establish new requirements to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new requirements within ASC topic 805 are effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Thus, the new requirements within ASC topic 805 had no effect on United’s consolidated financial statements.

In December 2007, the FASB issued an accounting pronouncement, now contained within ASC topic 810, “Consolidation,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These new standards were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. United adopted the new standards within ASC topic 810 on January 1, 2009. The adoption did not have a material impact on United’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$50,795	$67	—	$50,862
State and political subdivisions	97,770	4,121	$95	101,796
Residential mortgage-backed securities
Agency	515,961	22,031	—	537,992
Non-agency	157,803	155	12,614	145,344
Trust preferred collateralized debt obligations	129,537	—	46,709	82,828
Single issue trust preferred securities	15,543	44	6,892	8,695
Marketable equity securities	5,221	164	212	5,173

Total	$972,630	$26,582	$66,522	$932,690

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,704	$113	$—	$10,817
State and political subdivisions	112,720	1,357	1,345	112,732
Residential mortgage-backed securities
Agency	681,147	13,525	75	694,597
Non-agency	202,214	—	21,492	180,722
Trust preferred collateralized debt obligations	137,740	—	53,608	84,132
Single issue trust preferred securities	15,521	—	6,252	9,269
Marketable equity securities	5,070	—	296	4,774

Total	$1,165,116	$14,995	$83,068	$1,097,043

Provided on the following page is a summary of securities available for sale which were in an unrealized loss position at September 30, 2009 and December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
September 30, 2009
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$1,039	$15	$3,180	$80
Residential mortgage-backed securities
Agency	—	—	—	—
Non-agency	17,682	179	95,643	12,435
Trust preferred collateralized debt obligations	—	—	76,016	46,709
Single issue trust preferred securities	112	22	7,555	6,870
Marketable equity securities	262	74	257	138

Total	$19,095	$290	$182,651	$66,232

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2008
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$38,574	$1,345	—	—
Residential mortgage-backed securities
Agency	13,718	18	$5,491	$57
Non-agency	159,590	18,008	21,133	3,484
Trust preferred collateralized debt obligations	19,562	10,211	64,571	43,396
Single issue trust preferred securities	5,537	5,043	3,732	1,210
Marketable equity securities	613	277	356	19

Total	$237,594	$34,902	$95,283	$48,166

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Proceeds from sales and calls	$145,617	$131,030	$325,734	$467,591
Gross realized gains	151	22	660	97
Gross realized losses	24	—	540	—

The realized losses relate to sales of securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

At September 30, 2009, gross unrealized losses on available for sale securities were $66,522 on 85 securities of a total portfolio of 392 available for sale securities. Securities in an unrealized loss position at September 30, 2009 consisted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio.

In determining whether or not the TRUP CDOs were other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

In analyzing the duration and severity of the losses, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the severe widening of the bid/ask spread; (2) the markets for TRUP CDOs ultimately became dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums in the broader markets was responsible for a significant amount of the price decline in the TRUP CDO portfolio.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of September 30, 2009 consisted of $15.00 million in investment grade bonds, $7.46 million in split-rated bonds and $100.27 million in below investment grade bonds. In the single issue trust preferred securities portfolio, there were no securities greater than $6 million in an unrealized loss position for twelve months or longer.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of September 30, 2009:

Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(Dollars in thousands)
Senior	$25,209	$18,213	$6,996	$15,000	—	$10,209
Mezzanine (now in Senior position)	7,459	4,459	3,000	—	$7,459	—
Mezzanine	90,057	53,344	36,713	—	—	90,057
Single Issue Trust Preferred	14,425	7,555	6,870	3,356	5,459	5,610

Totals	$137,150	$83,571	$53,579	$18,356	$12,918	$105,876

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

As of September 30, 2009, United recorded other-than-temporarily impairment losses related to a certain TRUP CDO and a single-issue trust preferred security. The credit-related other-than-temporary impairment loss recognized in earnings for the third quarter of 2009 related to these securities was $10.81 million.

After completing its analysis of the TRUP CDO, management determined that the expected cash flows from the security were less than the cash flows originally expected at purchase. As a result, a credit-related other-than-temporary impairment loss of $2.81 million was recorded on the TRUP CDO. The noncredit-related other-than-temporary impairment recognized in the third quarter on this security, which is not expected to be sold, was $4.94 million. The noncredit-related other-than-temporary impairment loss, net of deferred taxes, recognized during the third quarter in accumulated other comprehensive income (loss) was $3.21 million.

In addition to the other-than-temporary impairment of the TRUP CDO, management recorded a credit-related other-than-temporary impairment loss of $8.00 million in the third quarter of 2009 related to a single-issue trust preferred investment issued by First Bank of Oak Park (the issuer), which was previously classified as held-to-maturity. After the close of business on October 30, 2009, the Federal Deposit Insurance Corporation (FDIC) seized the issuer’s subsidiary banks with all of the deposits and most of the assets of the banks being assumed by another financial institution. As a result of the seizure of the banks, United determined that this security was other-than-temporarily impaired as of September 30, 2009.

Except for the single-issue trust preferred investment and the TRUP CDO discussed above, management does not believe any other individual security with an unrealized loss as of September 30, 2009 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of September 30, 2009, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of September 30, 2009, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

In addition to the other-than-temporary impairment charges mentioned above, United recorded losses of $139 thousand during the third quarter of 2009 on certain investment tax credit securities within its held to maturity investment portfolio that were considered other-than-temporarily impaired. United also evaluated all of its cost method investments and identified certain events or changes in circumstances during the third quarter of 2009 which had a significant adverse effect on the fair value of certain cost method securities. Therefore, United recorded an impairment loss of $10 thousand in the third quarter of 2009 on these certain cost method securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Below is a progression of the anticipated credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2008	$10,489
Additions for credit losses on securities for which OTTI was not previously recognized	11,980
Additions for additional credit losses on securities for which OTTI was previously recognized	212

Balance of cumulative credit losses at September 30, 2009	$22,681

No previous other-than-temporary loss recognized was non-credit related, thus no cumulative effect adjustment was required adopting accounting provisions contained within ASC Topic 320 that were effective on June 30, 2009.

The amortized cost and estimated fair value of securities available for sale at September 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$56,333	$56,398	$10,103	$10,115
Due after one year through five years	55,600	57,468	72,091	73,048
Due after five years through ten years	185,189	190,798	226,455	226,647
Due after ten years	670,287	622,853	851,397	782,459
Marketable equity securities	5,221	5,173	5,070	4,774

Total	$972,630	$932,690	$1,165,116	$1,097,043

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,363	$1,933	$—	$13,296
State and political subdivisions	28,815	816	51	29,580
Residential mortgage-backed securities
Agency	114	11	—	125
Non-agency	2	—	—	2
Single issue trust preferred securities	46,085	68	10,342	35,811
Other corporate securities	6,867	—	—	6,867

Total	$93,246	$2,828	$10,393	$85,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,455	$2,630	$—	$14,085
State and political subdivisions	34,495	594	291	34,798
Residential mortgage-backed securities
Agency	133	8	—	141
Non-agency	2	—	—	2
Single issue trust preferred securities	59,069	404	15,324	44,149
Other corporate securities	11,253	—	923	10,330

Total	$116,407	$3,636	$16,538	$103,505

As of September 30, 2009, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Royal Bank of Canada ($13.4 million) and Wells Fargo ($9.9 million). Subsequent to September 30, 2009, United received a call notification from Royal Bank of Canada and received payment in full on these securities. Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls of held to maturity securities that have been included in earnings as a result of those calls. Gains or losses on calls of held to maturity securities were recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Gross realized gains	—	—	13	38
Gross realized losses	45	—	45	—

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,199	$3,230	$12,084	$11,203
Due after one year through five years	8,584	8,859	10,085	10,267
Due after five years through ten years	22,022	24,167	16,206	17,549
Due after ten years	59,441	49,425	78,032	64,486

Total	$93,246	$85,681	$116,407	$103,505

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $856,404 and $1,101,632 at September 30, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

3. LOANS

Major classifications of loans are as follows:

	September 30, 2009	December 31, 2008
Commercial, financial and agricultural	$1,065,908	$1,274,937
Real estate:
Single-family residential	1,883,546	1,915,355
Commercial	1,670,361	1,647,307
Construction	538,015	601,995
Other	298,443	245,214
Installment	337,658	335,750

Total gross loans	$5,793,931	$6,020,558

The table above does not include loans held for sale of $4,969 and $868 at September 30, 2009 and December 31, 2008, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $100,141 and $123,536 at September 30, 2009 and December 31, 2008, respectively.

4. ALLOWANCE FOR CREDIT LOSSES

United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $1,656 and $2,109 at September 30, 2009 and December 31, 2008, respectively, is separately classified as a liability on the balance sheet. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Balance at beginning of period	$66,534	$59,161	$63,603	$58,744
Provision for credit losses	8,067	6,497	39,346	12,948

	74,601	65,658	102,949	71,692
Loans charged-off	(5,315)	(6,529)	(34,368)	(13,046)
Less: Recoveries	452	259	1,157	742

Net Charge-offs	(4,863)	(6,270)	(33,211)	(12,304)

Balance at end of period	$69,738	$59,388	$69,738	$59,388

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

Nonperforming assets are summarized as follows:

	September 30, 2009	December 31, 2008
Nonaccrual loans	$47,933	$42,317
Loans past due 90 days or more and still accruing interest	23,854	11,881
Restructured loans	1,091	—

Total nonperforming loans	72,878	54,198
Other real estate owned	44,758	19,817

Total nonperforming assets	$117,636	$74,015

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is doubtful. At September 30, 2009, the recorded investment in loans that were considered to be impaired was $67,617. Included in this amount is $34,029 of impaired loans for which the related allowance for credit losses is $7,305 and $33,588 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2008, the recorded investment in loans that were considered to be impaired was $59,742. Included in this amount were $30,253 of impaired loans for which the related allowance for credit losses was $5,434 and $29,489 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 2009 and for the year ended December 31, 2008 was approximately $58,696 and $50,281, respectively.

United recognized interest income on impaired loans of approximately $263 and $741 for the quarter and nine months ended September 30, 2009, respectively, and $609 and $1,351 for the quarter and nine months ended September 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

2008, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $1,108 and $3,038 for the quarter and nine months ended September 30, 2009, respectively, and $1,167 and $2,798 for the quarter and nine months ended September 30, 2008, respectively.

6. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(25,595)	$5,400

Goodwill not subject to amortization			$312,140

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(23,611)	$7,384

Goodwill not subject to amortization			$312,263

United incurred amortization expense of $618 and $1,984 for the quarter and nine months ended September 30, 2009, respectively, and $789 and $2,747 for the quarter and nine months ended September 30, 2008, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2009	$2,561
2010	1,884
2011	1,362
2012	915
2013 and thereafter	662

7. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $300,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2009, federal funds purchased were $14,095 while securities sold under agreements to repurchase were $350,906.

United has available funds of $60,000 with two unrelated financial institutions to provide for general liquidity needs. Both are unsecured revolving lines of credit. One has a one-year renewable term while the other line of credit has a two-year renewable term. Each line of credit carries an indexed floating rate of interest. At September 30, 2009, United had no outstanding balance under these lines of credit. Both lines require compliance with various financial and nonfinancial covenants. As of September 30, 2009, United was not in compliance with two of the financial covenants on one of those lines (ratios of allowance for loan losses to nonperforming assets and nonperforming assets to net loans plus OREO). The Company is having discussions with the lender concerning the covenants and fee package.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2009, United Bank (VA) had an outstanding balance of $2,476 and had additional funding available of $2,524.

8. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2009, United had an unused borrowing amount of $1,406,326 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2009, $667,297 of FHLB advances with a weighted-average interest rate of 2.76% is scheduled to mature within the next ten years.

The scheduled maturities of borrowings are as follows:

Year	Amount
2009	$80,000
2010	384,685
2011	60,000
2012	55,000
2013 and thereafter	87,612

Total	$667,297

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2009 and December 31, 2008, the outstanding balances of the Debentures were $184,828 and $185,147 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier I capital to United for regulatory purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,800,500 and $1,874,051 of loan commitments outstanding as of September 30, 2009 and December 31, 2008, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $328 and $3,035 as of September 30, 2009 and December 31, 2008, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $124,220 and $129,023 as of September 30, 2009 and December 31, 2008, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

United accounts for its derivative financial instruments in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The Derivatives and Hedging topic requires all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a hedging relationship.

Under the provisions of the Derivatives and Hedging topic, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

such as interest rate risk, are considered fair value hedges. Derivative instruments designated in hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2009, United has fair value hedges and a cash flow hedge.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the nine months ended September 30, 2009 and 2008.

At inception of a hedge relationship, United formally documents the hedged item, the particular risk management objective, the nature of the risk being hedged, the derivative being used, how effectiveness of the hedge will be assessed and how the ineffectiveness of the hedge will be measured. United also assesses hedge effectiveness at inception and on an ongoing basis using regression analysis. Hedge ineffectiveness is measured by using the change in fair value method. The change in fair value method compares the change in the fair value of the hedging derivative to the change in the fair value of the hedged exposure, attributable to changes in the benchmark rate. The portion of a hedge that is ineffective is recognized immediately in earnings. Prior to January 1, 2006, United used the shortcut method for interest rate swaps that met the criteria as defined under the Derivatives and Hedging topic. Effective January 1, 2006, United adopted an internal policy of accounting for all new derivative instruments entered thereafter whereby the shortcut method would no longer be used.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at September 30, 2009:

Derivative Classifications and Hedging Relationships

September 30, 2009

	Notional Amount	Average Receive Rate	Average Pay Rate

Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,768	—	6.27%

Total Derivatives Used in Fair Value Hedges	$13,768

Cash Flow Hedge:
Pay Fixed Swap (Hedging FHLB Borrowing)	$234,685	—	3.79%

Total Derivative Used in Cash Flow Hedge	$234,685

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$248,453

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$4,425	Other assets	$6,201

Total derivatives not designated as hedging instruments		$4,425		$6,201

Total asset derivatives		$4,425		$6,201

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$10,807	Other liabilities	$12,803

Total derivatives designated as hedging instruments		$10,807		$12,803

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$4,425	Other liabilities	$6,201

Total derivatives not designated as hedging instruments		$4,425		$6,201

Total liability derivatives		$15,232		$19,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2009	September 30, 2008
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$25	$48

Total derivatives in fair value hedging relationships		$25	$48

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$542	$670
Interest rate contracts (2)	Other expense	$(542)	$(670)

Total derivatives not designated as hedging instruments		$—	$—

Total derivatives		$25	$48

		Nine Months Ended
	Income Statement Location	September 30, 2009	September 30, 2008
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$82	$164

Total derivatives in fair value hedging relationships		$82	$164

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$2,851	$2,020
Interest rate contracts (2)	Other expense	$(2,851)	$(2,020)

Total derivatives not designated as hedging instruments		$—	$—

Total derivatives		$82	$164

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

11. FAIR VALUE MEASUREMENTS

United determines the fair values of its financial instruments based on the fair value hierarchy established by ASC topic 820, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB delayed the fair value measurements of certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These fair value measurements for such nonfinancial assets and nonfinancial liabilities were deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, United only partially applied the provisions of ASC topic 820 in 2008. Those items affected included other real estate owned (OREO), goodwill and core deposit intangibles. United fully adopted the fair value measurement requirements on January 1, 2009 which did not have a material impact on United’s consolidated financial statements.

In October of 2008, the FASB clarified the application of fair value measurements in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. These fair value measurement requirements were effective upon issuance, including prior periods for which financial statements were not issued.

The Fair Value Measurements and Disclosures topic specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect United’s market assumptions.

The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1	-	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	-	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	-	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

Description	Balance as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$50,862	—	$50,862	—
State and political subdivisions	101,796	—	101,796	—
Residential mortgage-backed securities
Agency	537,992	—	537,992	—
Non-agency	145,344	$625	144,719	—
Trust preferred collateralized debt obligations	82,828	—	—	$82,828
Single issue trust preferred securities	8,695	356	8,339	—
Marketable equity securities	5,173	5,173	—	—
Derivative financial assets	4,425	—	4,425	—

Liabilities
Derivative financial liabilities	15,232	—	15,232	—

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2009 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

Available for sale Securities
Trust preferred collateralized debt obligations
Beginning Balance	$84,132
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(2,810)
Included in other comprehensive income	1,506
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending Balance	$82,828

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

At September 30, 2008, United changed its valuation technique for pooled trust preferred securities available for sale. Previously, United relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, the Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United felt that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Management first noted a significant widening of the bid-ask spread during the first half of 2008. Management reviewed the trading patterns recorded by certain institutional trading desks and determined that the volume and trading activity in the pooled trust preferred sector had significantly decreased. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the pooled trust preferred sector. Based upon management’s review of the market conditions for pooled trust preferred securities, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value (Level 3) than the market approach valuation technique used at measurement dates prior to September 30, 2008. Management considered the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, and principal and interest cushion.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the nine months of 2009.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2009	Carrying value at September 30, 2009			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$34,029	—	$18,410	$15,619	$3,307
Other Real Estate Owned	44,758	—	41,488	3,270	757

The following methods and assumptions were used by United in estimating its fair value disclosures for other financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The estimated fair values of United’s financial instruments are summarized below:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$577,707	$577,707	$213,534	$213,534
Securities available for sale	932,690	932,690	1,097,043	1,097,043
Securities held to maturity	93,246	85,681	116,407	103,505
Other securities	77,709	76,705	78,372	78,372
Loans held for sale	4,969	4,969	868	868
Loans	5,789,445	5,719,190	6,014,155	6,074,264
Derivative financial assets	4,425	4,425	6,201	6,201
Deposits	6,022,666	6,054,558	5,647,954	5,696,733
Short-term borrowings	367,477	367,477	778,320	778,320
Long-term borrowings	852,125	858,669	852,685	867,422
Derivative financial liabilities	15,232	15,232	19,004	19,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION

On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. During the first year of the plan, 400,000 options were available for award to eligible employees; however, not all 400,000 options were awarded in that year. After the first year, 400,000 options plus any unissued options from prior years will be available for award to eligible employees. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of September 30, 2009, 254,550 shares have been granted under the 2006 Stock Option Plan. United recognized compensation expense of $355 thousand and $410 thousand for the first nine months of 2009 and 2008, respectively, which was included in employee compensation expense in the Consolidated Statements of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.

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

A summary of option activity under the Plans as of September 30, 2009, and the changes during the first nine months of 2009 are presented below:

	Nine Months Ended September 30, 2009
	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2009	1,724,649			$27.98
Granted	—			—
Exercised	39,988			11.21
Forfeited or expired	55,384			29.21

Outstanding at September 30, 2009	1,629,277	$1,527,627	4.2	$28.35

Exercisable at September 30, 2009	1,406,977	$1,527,627	3.6	$28.44

The following table summarizes the status of United’s nonvested awards during the first nine months of 2009:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2009	237,550	$7.06
Granted	—	—
Vested	—	—
Forfeited or expired	15,250	7.06

Nonvested at September 30, 2009	222,300	$7.06

Cash received from options exercised under the Plans for the nine months ended September 30, 2009 and 2008 was $449 thousand and $670 thousand, respectively. During the nine months ended September 30, 2009 and 2008, 39,988 and 51,777 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

with stock option exercises were issued from available treasury stock for both the nine months ended September 30, 2009 and 2008. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2009 and 2008 was $505 thousand and $681 thousand, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $168 thousand and $322 thousand from excess tax benefits related to share-based compensation for the nine months ended September 30, 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Net periodic pension cost for the three and nine months ended September 30, 2009 and 2008 included the following components:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$602	$544	$1,787	$1,621
Interest cost	1,010	936	2,998	2,786
Expected return on plan assets	(1,341)	(1,933)	(3,980)	(5,758)
Amortization of transition asset	(44)	(44)	(131)	(131)
Recognized net actuarial loss	972	48	2,886	144
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$1,200	$(448)	$3,561	$(1,337)

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase (prior to age 45)	4.75%	4.75%	4.75%	4.75%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%

14. INCOME TAXES

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2009, United has provided a liability for $1,080 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2006 through 2008. Late in the first quarter of 2009, the State of West Virginia finalized its tax exam for the years ended December 31, 2005 through 2007. In accordance with ASC topic 740, at the close of the examination, United recognized a benefit associated with net operating loss carryforwards, coupled with a positive adjustment to income tax expense due to settlement of previously uncertain tax positions. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11,507.

As of September 30, 2009, the total amount of accrued interest related to uncertain tax positions was $473. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

15. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net Income	$12,065	$19,592	$49,854	$70,435
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(7,753)	—	(7,965)	—
Related income tax effect	2,714	—	2,788	—
Less: OTTI charges recognized in net income	2,810	—	3,022	—
Related income tax effect	(984)	—	(1,058)	—

Net unrealized losses on AFS securities with OTTI	(3,213)	—	(3,213)	—

AFS securities – all other:
Net change in unrealized gains (losses) on AFS securities arising during the period	20,529	(18,167)	28,254	(38,965)
Related income tax effect	(7,185)	6,359	(9,889)	13,638
Net reclassification adjustment for losses (gains) included in net income	(127)	9,167	(120)	8,258
Related income tax (benefit) expense	45	(3,208)	42	(2,890)

	13,262	(5,849)	18,287	(19,959)

Net effect of AFS securities on other comprehensive income	10,049	(5,849)	15,074	(19,959)

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	19	70	63	212
Related income tax expense	(6)	(24)	(22)	(74)

Net effect of HTM securities on other comprehensive income	13	46	41	138

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	350	(1,270)	1,537	(2,908)
Related income tax (benefit) expense	(123)	445	(538)	1,018

Net effect of cash flow hedge derivatives on other comprehensive income	227	(825)	999	(1,890)

Pension plan:
Change in pension asset	—	—	(324)	2,250
Related income tax expense	—	—	113	(788)
Amortization of transition asset	(44)	(44)	(131)	(131)
Related income tax expense	19	17	51	52
Amortization of prior service cost	1	1	1	1
Related income tax benefit	—	—	—	—
Recognized net actuarial loss	972	48	2,886	144
Related income tax benefit	(457)	(20)	(1,155)	(58)

Net effect of change in pension plan asset on other comprehensive income	491	2	1,441	1,470

Total change in other comprehensive income	10,780	(6,626)	17,555	(20,241)

Total Comprehensive Income	$22,845	$12,966	$67,409	$50,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

16. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Basic
Net Income	$12,065	$19,592	$49,854	$70,435

Average common shares outstanding	43,410,532	43,276,962	43,404,920	43,262,926

Earnings per basic common share	$0.28	$0.45	$1.15	$1.63

Diluted
Net Income	$12,065	$19,592	$49,854	$70,435

Average common shares outstanding	43,410,532	43,276,962	43,404,920	43,262,926
Equivalents from stock options	45,191	144,371	52,338	155,829

Average diluted shares outstanding	43,455,723	43,421,333	43,457,258	43,418,755

Earnings per diluted common share	$0.28	$0.45	$1.15	$1.62

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	6.67% Fixed, until October 2012	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	6.62% Fixed, until March 2012	March 1, 2037

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2009			As of December 31, 2008
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$185,775	$179,516	$6,259	$186,809	$180,691	$6,118

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to November 6, 2009, the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

As explained in Note 4, Allowance for Credit Losses to the unaudited consolidated financial statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At September 30, 2009, the allowance for loan losses was $68.1 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $6.8 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first nine months of 2009 net income by approximately $4.4 million, or $0.10 per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses, including the methodology used to determine the allowance for credit losses, is described in Note 4. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). As discussed in the MD&A, the increase in the allowance for credit losses in the first nine months of 2009 as compared to the first nine months of 2008 can be directly attributed to the current economic environment. Additional information relating to United’s loans is included in Note 3, Loans to the unaudited consolidated financial statements.

Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt and equity securities as either held to maturity or available for sale. Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of pooled trust preferred securities, management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.

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

United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. United considers derivative instruments to be a critical accounting policy due to the complexity and judgment associated with the implementation of the accounting guidance and because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The accounting policies utilized by the Company to record derivatives reflect the guidance in the Derivatives and Hedging topic of the FASB Accounting Standards Codification and other related accounting guidance. In accordance with the guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third parties. Accounting for changes in the fair value of a particular derivative differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. At September 30, 2009, United has one derivative designated as a cash flow hedge and three derivatives designated as fair value hedges. The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings and measure changes in the fair value of the hedged items. At September 30, 2009, United also has three derivatives not included in hedge relationships. Such derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. Management believes that its methods of addressing these judgmental areas and applying the guidance are in accordance with GAAP and consistent with industry practices. Interpretations of the Derivatives and Hedging topic of the FASB Accounting Standards Codification and related guidance continue to change and evolve. Future interpretations could result in material changes to United’s accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on financial condition, they could have a material adverse effect on United’s results of operations in the period they occur. However, the potential impact to United’s operating results for such changes cannot be reasonably estimated. Additional information relating to United’s use of derivatives is included in Note 10, Derivative Financial Instruments, to the unaudited Consolidated Financial Statements.

United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note 14, Income Taxes, to the unaudited Consolidated Financial Statements for information regarding United’s ASC topic 740 disclosures.

Any material effect on the financial statements related to these critical accounting areas are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

USE OF FAIR VALUE MEASUREMENTS

United determines the fair value of its financial instruments based on the fair value hierarchy established in ASC topic 820, whereby the fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC topic 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs in the methodology for determining fair value are observable or unobservable. Observable inputs reflect market-based information obtained from independent sources (Level 1 or Level 2), while unobservable inputs reflect management’s estimate of market data (Level 3). For assets and liabilities that are actively traded and have quoted prices or observable market data, a minimal amount of subjectivity concerning fair value is needed. Prices and values obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. When quoted prices or observable market data are not available, management’s judgment is necessary to estimate fair value.

At September 30, 2009, approximately 12.57% of total assets, or $1.02 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 89.99% or $914.19 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 10.01% or $101.72 million of these financial instruments were valued using unobservable market information or Level 3 measurements. At September 30, 2009, only $15.23 million or less than 1% of total liabilities was recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 11, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of September 30, 2009 were $8.08 billion which was relatively flat from December 31, 2008, a decline of $19.28 million or less than 1%. The slight decrease was primarily the result of decreases in portfolio loans and investment securities of $224.71 million or 3.74% and $188.18 million or 14.57%, respectively. Partially offsetting these decreases to total assets was a $364.17 million increase in cash and cash equivalents. The slight decrease in total assets is reflected in a corresponding slight decrease in total liabilities of $49.12 million or less than 1% from year-end 2008. The slight decrease in total liabilities was due mainly to a reduction of $411.40 million or 25.22% in borrowings while accrued expenses and other liabilities decreased $11.97 million or 14.20%. Deposits increased $374.71 million or 6.63% from year-end 2008. Shareholders’ equity increased $29.83 million or 4.05% from year-end 2008.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2009 increased $364.17 million or 170.55% from year-end 2008 as United placed its excess cash in an interest-bearing account with the Federal Reserve. Of this total increase, interest-bearing deposits with other banks increased $435.73 million due mainly to the cash placed at the Federal Reserve while cash and due from banks decreased $68.82 million or 36.05% and federal funds sold decreased $2.74 million or 32.37%. During the first nine months of 2009, net cash of $50.32 million and $388.03 million was provided by operating activities and investing activities, respectively. Net cash of $74.17 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2009 and 2008.

Securities

Total investment securities at September 30, 2009 decreased $188.18 million or 14.57% from year-end 2008. Securities available for sale declined $164.35 million or 14.98%. This change in securities available for sale reflects $325.73 million in sales, maturities and calls of securities, $141.38 million in purchases, and an increase of $28.13 million in market value. Securities held to maturity decreased $23.16 million or 19.90% from year-end 2008 due mainly to calls and maturities of securities as well as an $8.00 million other-than-temporary impairment charge on a single-issue trust preferred security during the third quarter of 2009. Other investment securities were relatively flat, only declining $663 thousand or less than 1% from year-end 2008 due to an other-than-temporary impairment charge of $782 thousand on an investment security during the second quarter of 2009. The amortized cost and estimated fair value of investment securities, including types and remaining maturities are presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $4.10 million as loan originations exceeded loan sales in the secondary market during the first nine months of 2009. Portfolio loans, net of unearned income, decreased $224.71 million or 3.74% from year-end 2008 due mainly to a decrease in commercial loans (not secured by real estate) of $209.03 million or 16.40%. Single-family residential real estate loans and construction loans declined $31.81 million or 1.66% and $63.98 million or 10.63%, respectively. Commercial real estate loans and other real estate loans increased $23.05 million or 1.40% and $53.23 million or 21.71%, respectively. Consumer loans were relatively flat from year-end 2008, increasing $1.91 million or less than 1%.

The following table summarizes the changes in the loan categories since year-end 2008:

(Dollars in thousands)	September 30 2009	December 31 2008	$ Change	% Change
Loans held for sale	$4,969	$868	$4,101	472.47%

Commercial, financial, and agricultural	$1,065,908	$1,274,937	$(209,029)	(16.40)%
Real Estate:
Single family residential	1,883,546	1,915,355	(31,809)	(1.66)%
Commercial	1,670,361	1,647,307	23,054	1.40%
Construction	538,015	601,995	(63,980)	(10.63)%
Other	298,443	245,214	53,229	21.71%
Consumer	337,658	335,750	1,908	0.57%
Less: Unearned income	(4,486)	(6,403)	1,917	(29.94)%

Total Loans, net of unearned income	$5,789,445	$6,014,155	$(224,710)	(3.74)%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $36.06 million or 14.99% from year-end 2008 due mainly to increases of $24.94 million in OREO due to increased foreclosures as a result of the current economic conditions, $10.07 million in the prepaid pension assets due to a payment of $11 million in the third quarter of 2009 and $4.13 million in income taxes receivable. The increase in income taxes receivable for the first nine months of 2009 was due to a tax benefit associated with net operating loss carryforwards and a positive adjustment to income taxes as a result of a concluded state tax examination. Partially offsetting these increases from year-end 2008 were decreases in deferred tax assets of $3.25 million due mainly to an increase in the fair value of available for sale securities, derivatives assets of $1.78 million due to a change in value and core deposit intangibles of $1.98 million due to amortization.

Deposits

Total deposits at September 30, 2009 increased $374.71 million or 6.63% from year-end 2008. In terms of composition, noninterest-bearing deposits increased $163.28 million or 18.02% while interest-bearing deposits increased $211.43 million or 4.46% from December 31, 2008. The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $91.68 million or 14.61%, official checks of $19.62 million or 54.66% and personal noninterest-bearing deposits of $11.55 million or 4.76%.

The increase in interest-bearing deposits was due mainly to an increase in time deposits over $100,000 of $438.78 million or 43.37%. Most of this increase was due mainly to a shift in Certificate of Deposit Account Registry Service (CDARS) balances from certificate of deposits under $100,000 as a result of the temporary increase in the Federal Deposit Insurance Corporation (FDIC) insurance coverage from $100,000 to $250,000. Interest-bearing money market accounts (MMDAs) increased $108.17 million or 8.03%. In addition, regular savings balances increased $16.68 million or 5.17% and interest-bearing checking deposits increased $66.00 million or 37.70%. Time deposits under $100,000 decreased $418.19 million or 22.17% due mainly to the movement of CDARS balances to certificate of deposits over $100,000.

The following table summarizes the changes in the deposit categories since year-end 2008:

(Dollars In thousands)	September 30 2009	December 31 2008	$ Change	% Change
Demand deposits	$512,364	$419,091	$93,273	22.26%
Interest-bearing checking	241,063	175,065	65,998	37.70%
Regular savings	339,157	322,478	16,679	5.17%
Money market accounts	2,011,652	1,833,472	178,180	9.72%
Time deposits under $100,000	1,468,062	1,886,256	(418,194)	(22.17)%
Time deposits over $100,000	1,450,368	1,011,592	438,776	43.37%

Total deposits	$6,022,666	$5,647,954	$374,712	6.63%

Borrowings

Total borrowings at September 30, 2009 decreased $411.40 million or 25.22% during the first nine months of 2009. Since year-end 2008, short-term borrowings decreased $410.84 million or 52.79% due to a $212 million reduction in overnight FHLB borrowings and a $114.09 million or 89.00% decrease in federal funds purchased. In addition, securities under agreements to repurchase decreased $83.52 million or 19.23% since year-end 2008. Long-term borrowings remained fairly flat, decreasing $560 thousand or less than 1% since year-end 2008.

The table below summarizes the change in the borrowing categories since year-end 2008:

(Dollars In thousands)	September 30 2009	December 31 2008	$ Change	% Change
Federal funds purchased	$14,095	$128,185	$(114,090)	(89.00)%
Securities sold under agreements to repurchase	350,906	434,425	(83,519)	(19.23)%
Overnight FHLB advances	—	212,000	(212,000)	(100.00)%
TT&L note option	2,476	3,710	(1,234)	(33.26)%
Long-term FHLB advances	667,297	667,538	(241)	(0.04)%
Issuances of trust preferred capital securities	184,828	185,147	(319)	(0.17)%

Total borrowings	$1,219,602	$1,631,005	$(411,403)	(25.22)%

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2009 decreased $11.97 million or 14.20% from year-end 2008 mainly as a result of decreases of $3.77 million in derivative liabilities due to a change in value, $3.77 million in income taxes payable and $3.30 million in interest payable due to a decline in borrowings and interest rates of certificate of deposits. In addition, other accrued expenses declined $1.35 million due to payments. Deferred compensation increased $1.02 million.

Shareholders’ Equity

Shareholders’ equity at September 30, 2009 increased $29.83 million or 4.05% from December 31, 2008 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to increases in retained earnings and accumulated other comprehensive income.

Retained earnings increased due to earnings net of dividends declared which equaled $12.06 million for the first nine months of 2009.

Accumulated other comprehensive income increased $17.56 million due mainly to an increase of $18.29 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio. The fair value of United’s cash flow hedge increased $999 thousand, net of deferred taxes. In addition, United’s pension benefit obligation increased $1.44 million, net of tax for the first nine months of 2009 due to the amortization of pension costs. Partially offsetting these increases to accumulated other comprehensive income was the recording of $3.21 million, net of deferred income taxes, for the non-credit portion of the other-than-temporary losses on TRUP CDOs.

RESULTS OF OPERATIONS

Overview

Net income for the third quarter of 2009 was $12.07 million or $0.28 per diluted share, as compared to $19.59 million or $0.45 per diluted share reported for the prior year third quarter. Net income for the first nine months of 2009 was $49.85 million or $1.15 per diluted share compared to $70.44 million or $1.62 per diluted share for the first nine months of 2008.

Results for the third quarter of 2009 included before-tax, other-than-temporary impairment charges of $10.96 million on certain investment securities and a positive tax adjustment of $568 thousand due to the expiration of the statute of limitations for examinations of certain years. In addition, results for the first nine months of 2009 included a credit loss provision of $17.55 million for three loans with fraudulent collateral made to three affiliated companies of a commercial customer that United disclosed in its first quarter 2009 Form 10-Q, an additional expense of $3.63 million for a special FDIC assessment, and an other-than-temporary impairment charge of $782 thousand on a specific investment security, all of which were recorded in the second quarter. All of these expense amounts are before-taxes. Also, results for the first nine months of 2009 included an income tax benefit of $11.51 million recorded in the first quarter associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination.

For the third quarter of 2009, United’s annualized return on average assets was 0.61% while the return on average equity was 6.25% as compared to 0.97% and 9.94%, respectively, for the third quarter of 2008. United’s annualized return on average assets for the first nine months of 2009 was 0.84% and return on average shareholders’ equity was 8.77% compared to 1.18% and 12.05% for the first nine months of 2008. United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) average return on assets was -0.22% and average return on equity was -3.89% for the first six months of 2009.

Net interest income for the third quarter of 2009 was $61.32 million, a decrease of $2.81 million or 4.39% from prior year’s third quarter. Net interest income for the first nine months of 2009 was $184.45 million, a decrease of $5.12 million or 2.70% from the prior year’s first nine months. The provision for credit losses was $8.07 million and $39.35 million for the third quarter and first nine months of 2009, respectively, as compared to $6.50 million or $12.95 million for the third quarter and first nine months of 2008, respectively.

For the third quarter of 2009, noninterest income was $6.52 million, decreasing $3.81 million or 36.85% from the third quarter of 2008. Noninterest income for the first nine months of 2009 was $39.76 million decreasing $8.36 million or 17.37% from the first nine months of 2008. For the third quarter of 2009, noninterest expense increased $2.04 million or 4.89% from the third quarter of 2008. For the first nine months of 2009, noninterest expense increased $6.71 million or 5.39% from the first nine months of 2008.

Income tax expense for the third quarter and first nine months of 2009 was $4.04 million and $3.83 million, respectively, as compared to $6.74 million and $29.83 million for the third quarter and first nine months of 2008, respectively. During the third quarter of 2009, United reduced its income tax reserve by $568 thousand due to the expiration of the statute of limitations for examinations of certain years as compared to $1.42 million in the third quarter of 2008. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. As a result of these tax adjustments, United’s effective tax rate was 25.09% and 7.13% for the third quarter and first nine months of 2009, respectively, as compared to 25.60% and 29.75% for the third quarter and first nine months of 2008, respectively.

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

Net interest income for the third quarter of 2009 was $61.32 million, a decrease of $2.81 million or 4.39% from the third quarter of 2008. The $2.81 million decrease in net interest income occurred because total interest income declined $16.33 million while total interest expense only declined $13.52 million from the third quarter of 2008. Net interest income for the first nine months of 2009 was $184.45 million, a decrease of $5.12 million or 2.70% from the first nine months of 2008. The $5.12 million decrease in net interest income occurred because total interest income declined $49.06 million while total interest expense only declined $43.94 million from the first nine months of 2008. On a linked-quarter basis, net interest income for the third quarter of 2009 decreased $886 thousand or 1.42% from the second quarter of 2009. The $886 thousand decrease in net interest income occurred because total interest income declined $2.11 million while total interest expense only declined $1.22 million from the second quarter of 2009. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the third quarter of 2009 was $64.02 million, a decrease of $3.56 million or 5.27% from the third quarter of 2008. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $181.94 million or 2.51% for the third quarter of 2009. Average net loans declined $68.01 million or 1.16% for the third quarter of 2009 while average investments decreased $264.85 million or 19.18% due mainly to maturities and calls of securities and a decline in the fair value of available for sale securities from the third quarter of 2008. Average short-term investments increased $150.92 million as United placed its excess cash in an interest-bearing account with the Federal Reserve in the third quarter of 2009. In addition, the average yield on earning assets declined 82 basis points for the third quarter of 2009 as compared to the third quarter of 2008. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 75 basis points in the third quarter of 2009 average cost of funds. The net interest margin for the third quarter of 2009 was 3.60%, down 11 basis points from a net interest margin of 3.71% for the third quarter of 2008.

Tax-equivalent net interest income for the first nine months of 2009 was $193.02 million, a decrease of $7.60 million or 3.79% from the first nine months of 2008. This decrease in tax-equivalent net interest income was primarily attributable to a slight decrease in average assets as well as one less day for the first nine months of 2009 as compared to last year’s first nine months. Average earning assets for the first nine months of 2009 were virtually flat from the first nine months of 2008, decreasing $38.71 million or less than 1%. Average net loans grew $83.45 million or 1.44% for the first nine months of 2009 from the first nine months of 2008 while average short-term investments increased $74.05 million. However, average investments declined $196.21 million or 14.15% from the first nine months of 2008 due mainly to maturities and calls of securities and a decline in the fair value of available for sale securities. In addition, the average yield on earning assets for the first nine months of 2009 declined 92 basis points as compared to the first nine months of 2008. Partially offsetting these decreases to net interest income was a decrease of 88 basis points in the first nine months of 2009 average cost of funds. The net interest margin for the first nine months of 2009 was 3.60%, down 12 basis points from a net interest margin of 3.72% for the first nine months of 2008.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2009 decreased $1.09 million or 1.67% from the second quarter of 2009 due mainly to a slight decline in average earning assets. Average earning assets were relatively flat from the second quarter of 2009, decreasing $22.49 million or less than 1% for the quarter as average net loans decreased $101.76 million or 1.73% and average investments declined $67.85 million or 5.73%. However, average short-term investments increased $147.12 million for the quarter. In addition, the third quarter of 2009 average yield on earning assets declined 15 basis points. Partially offsetting these decreases to net interest income was an 8 basis point decline in the average cost of funds and one more day in the quarter. The net interest margin of 3.60% for the third quarter of 2009 was a decrease of 7 basis points from the net interest margin of 3.67% for the second quarter of 2009.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2009, September 30, 2008 and June 30, 2009 and the nine months ended September 30, 2009 and 2008.

(Dollars in thousands)	Three Months Ended
	September 30 2009	September 30 2008	June 30 2009

Net interest income, GAAP basis	$61,323	$64,137	$62,209
Tax-equivalent adjustment (1)	2,701	3,451	2,902

Tax-equivalent net interest income	$64,024	$67,588	$65,111

(Dollars in thousands)	Nine Months Ended
	September 30 2009	September 30 2008

Net interest income, GAAP basis	$184,449	$189,567
Tax-equivalent adjustment (1)	8,567	11,048

Tax-equivalent net interest income	$193,016	$200,615

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75%.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

(Dollars in thousands)	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$180,045	$60	0.13%	$29,126	$140	1.91%
Investment Securities:
Taxable	947,869	10,696	4.51%	1,179,424	15,104	5.12%
Tax-exempt (1) (2)	167,861	3,017	7.19%	201,160	3,702	7.36%

Total Securities	1,115,730	13,713	4.92%	1,380,584	18,806	5.45%
Loans, net of unearned income (1) (2) (3)	5,848,138	79,355	5.39%	5,908,810	91,265	6.15%
Allowance for loan losses	(64,375)			(57,041)

Net loans	5,783,763		5.45%	5,851,769		6.21%

Total earning assets	7,079,538	$93,128	5.23%	7,261,479	$110,211	6.05%

Other assets	784,032			781,995

TOTAL ASSETS	$7,863,570			$8,043,474

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,793,764	$19,843	1.64%	$4,571,745	$29,538	2.57%
Short-term borrowings	348,539	46	0.05%	830,170	3,214	1.54%
Long-term borrowings	852,223	9,215	4.29%	921,568	9,871	4.26%

Total Interest-Bearing Funds	5,994,526	29,104	1.93%	6,323,483	42,623	2.68%

Noninterest-bearing deposits	1,045,448			880,569
Accrued expenses and other liabilities	58,103			55,569

TOTAL LIABILITIES	7,098,077			7,259,621
SHAREHOLDERS’ EQUITY	765,493			783,853

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,863,570			$8,043,474

NET INTEREST INCOME		$64,024			$67,588

INTEREST SPREAD			3.30%			3.37%

NET INTEREST MARGIN			3.60%			3.71%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(Dollars in thousands)	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$109,760	$106	0.13%	$35,713	$632	2.36%
Investment Securities:
Taxable	1,016,842	36,801	4.83%	1,170,639	45,125	5.14%
Tax-exempt (1) (2)	173,115	9,409	7.25%	215,527	12,115	7.49%

Total Securities	1,189,957	46,210	5.18%	1,386,166	57,240	5.51%
Loans, net of unearned income (1) (2) (3)	5,926,901	239,915	5.41%	5,835,445	279,901	6.40%
Allowance for loan losses	(62,827)			(54,825)

Net loans	5,864,074		5.47%	5,780,620		6.47%

Total earning assets	7,163,791	$286,231	5.34%	7,202,499	$337,773	6.26%

Other assets	761,381			781,654

TOTAL ASSETS	$7,925,172			$7,984,153

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,735,676	$65,001	1.84%	$4,518,325	$94,850	2.80%
Short-term borrowings	492,920	599	0.16%	913,105	13,794	2.02%
Long-term borrowings	870,266	27,615	4.24%	852,074	28,514	4.47%

Total Interest-Bearing Funds	6,098,862	93,215	2.04%	6,283,504	137,158	2.92%

Non-interest bearing deposits	1,002,487			858,701
Accrued expenses and other liabilities	63,974			61,203

TOTAL LIABILITIES	7,165,323			7,203,408
SHAREHOLDERS’ EQUITY	759,849			780,745

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,925,172			$7,984,153

NET INTEREST INCOME		$193,016			$200,615

INTEREST SPREAD			3.30%			3.34%

NET INTEREST MARGIN			3.60%			3.72%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

For the quarters ended September 30, 2009 and 2008, the provision for credit losses was $8.07 million and $6.50 million, respectively, while the provision for the first nine months of 2009 was $39.35 million as compared to $12.95 million for 2008. The increase in the provision for credits losses for the third quarter of 2009 was due mainly to increases in nonperforming assets, loan charge-offs and inherent risk factors as a result of the current economic environment. The increase in the provision for credit losses for the first nine months of 2009 was due mainly to the previously mentioned provision of $17.55 million for loans with fraudulent collateral made to three affiliated companies of a commercial customer. Net charge-offs were $4.86 million and $33.21 million for the third quarter and first nine months of 2009, respectively, as compared to $6.27 million and $12.30 million for the third quarter and first nine months of 2008. Net charge-offs for the first nine months of 2009 included the $17.55 million for the loans with fraudulent collateral. Annualized net charge-offs as a percentage of average loans were 0.33% and 0.75% for the third quarter and first nine months of 2009, respectively. United’s most recently reported Federal Reserve peer group banking companies’ net charge-offs to average loans percentage was 1.43% for the first six months of 2009. On a linked-quarter basis, United’s provision for credit losses and net charge-offs decreased $15.18 million and $16.54 million, respectively, from the second quarter of 2009 due to the provision and charge-offs related to the loans with fraudulent collateral.

At September 30, 2009, nonperforming loans were $72.88 million or 1.26% of loans, net of unearned income, up from nonperforming loans of $54.20 million or 0.90% of loans, net of unearned income at December 31, 2008. Nonperforming loans include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. At September 30, 2009, nonaccrual loans were $47.93 million, up $5.62 million or 13.27% from $42.32 million at year-end 2008. Loans past due 90 days or more were $23.85 million at September 30, 2009, an increase of $11.97 million or 100.77% from $11.88 million at year-end 2008. Restructured loans for which terms have been modified due to deterioration in the financial position of the borrower were $1.09 million at September 30, 2009. The increase in nonperforming loans since year-end 2008 is indicative of the current economic conditions. High unemployment levels and the recent economic recession have impacted the performance of both consumer and commercial portfolios. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. Total nonperforming assets of $117.64 million, including OREO of $44.76 million at September 30, 2009, represented an increase of $43.62 million or 58.94% from year-end 2008. OREO comprised the majority of the increase, up $24.94 million from December 31, 2008. Total nonperforming assets represented 1.46% of total assets at the end of September 30, 2009 which compares favorably to the most recently reported percentage of 2.97% at June 30, 2009 for United’s Federal Reserve peer group. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.

At September 30, 2009, impaired loans were $67.62 million, which was an increase of $7.88 million or 13.19% from the $59.74 million in impaired loans at December 31, 2008. This increase in impaired loans was due mainly to increased impairments associated with loans in the Company’s commercial, real estate and real estate construction and development portfolios primarily as a result of the current economic conditions. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At September 30, 2009, the allowance for credit losses was $69.74 million as compared to $63.60 million at December 31, 2008. United evaluates the adequacy of the allowance for credit losses and its loan administration policies are focused upon the risk characteristics of the loan portfolio. United’s process for evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. This process determines the appropriate level of the allowance for credit losses, allocation among loan types and lending-related commitments, and the resulting provision for credit losses.

At September 30, 2009, the allowance for loan losses was $68.08 million as compared to $61.49 million at December 31, 2008. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.18% at September 30, 2009 and 1.02% of loans, net of unearned income at December 31, 2008. The ratio of the allowance for loan losses to nonperforming loans was 93.42% and 113.46% at September 30, 2009 and December 31, 2008, respectively. The coverage ratio for United’s Federal Reserve peer group was 81.06% at June 30, 2009. For United, this ratio indicates coverage of nonperforming loans by the allowance for credit losses decreased as a result of an $18.68 million or 34.47% increase in nonperforming loans during the first nine months of 2009. Risk grade adjustments and qualitative risk factors within the allowance for loan loss analysis were determined in accordance with delinquency and loss trends of such loans resulting in increased allowance allocations of $6.3 million or 10.75%, however, not to the same degree as the overall increase in nonperforming loans. The Company’s detailed methodology and analysis did not indicate a corresponding increase in the allowance for loan losses primarily because of the estimated fair value of the underlying collateral of loans considered impaired.

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

United’s formal company-wide review of the allowance for loan loss at September 30, 2009 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans increased by $1.9 million due to the impact of downward risk grade migration that resulted in higher loss rates being applied to loan pool subsets within the portfolio. Offsetting these factors somewhat was a decrease in impaired loan specific allocations of $1.3 million. Real estate loan pool allocations increased $2.7 million also as a result of increases in historical loss rates and to recognize the loss inherent with respect to declining market values and its effect upon residential exposure in selected markets within United’s Washington, D.C. metropolitan area / Shenandoah Valley footprint. The real estate construction loan pool allocations increased $2.9 million in comparison with the December 31, 2008 year-end primarily due to increased historical loss rates and a $3.2 million increase in specific allocations for impaired loans. The components of the allowance allocated to consumer loans decreased by $1.1 million due to the refinement of the methodology related to the allocation for overdraft losses. The allowance for lending-related commitments decreased by $453 thousand due to lower usage factors.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $7.3 million at September 30, 2009 and $5.4 million at December 31, 2008. Compared to the prior year-end, this element of the allowance increased by $1.9 million due to increased real estate construction and development loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at September 30, 2009 by $268 thousand to $3.0 million. This represents 4.27% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $69.74 million at September 30, 2009 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 4 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.

United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

For the third quarter of 2009, noninterest income was $6.52 million, a decrease of $3.81 million or 36.85% from the third quarter of 2008. Noninterest income was $39.76 million for the first nine months of 2009, a decrease of $8.36 million or 17.37% from the first nine months of 2008. The largest change within noninterest income between the respective time periods was due to investment securities transactions.

For the third quarter of 2009, net losses on investment securities transactions were $10.88 million as compared to net losses of $9.17 million for the third quarter of 2008. The net losses on investment securities transactions for the third quarter of 2009 consisted mainly of noncash, before-tax, other-than-temporary impairment charges of $10.96 million on investment securities including $8.00 million on a single-issue trust preferred security and $2.81 million on a certain TRUP CDO. The net losses on investment securities transactions for the third quarter of 2008 consisted mainly of noncash, before-tax, other-than-temporary impairment charges of $9.19 million on investment securities including a noncash, before-tax, other-than-temporary impairment charge of $9.00 million recognized on a corporate debt holding. Excluding the results of the other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have decreased $2.10 million or 10.75%.

Net losses on investment securities transactions for the first nine months of 2009 were $12.10 million as compared to net losses of $8.26 million for the first nine months of 2008. The net losses on investment securities transactions for the first nine months of 2009 consisted mainly of noncash, before-tax, other-than-temporary impairment charges of $12.19 million on investment securities including the $8.00 million on a single-issue trust preferred security, $2.81 million on a certain TRUP CDO and $782 thousand recognized in the second quarter of 2009 on one security carried at cost. Included in net losses on security transactions for the first nine months of 2008 was the noncash, before-tax, other-than-temporary impairment charge of $9.00 million recognized in the third quarter of 2008 and a $917 thousand before-tax gain related to Visa’s initial public offering and the partial redemption of Visa shares held by United. Excluding the results of security transactions, noninterest income for the first nine months of 2009 would have decreased $4.51 million or 8.01% from the same period in 2008.

Revenue from trust and brokerage services was $3.14 million for the third quarter of 2009 as compared to $4.52 million for the third quarter of 2008. This represented a decline of $1.38 million or 30.52% from the prior year’s third quarter. Revenue from trust and brokerage services was $10.24 million for the first nine months of 2009 as compared to $13.01 million for the first nine months of 2008, a decrease of $2.77 million or 21.30% from the first nine months of 2008. The decrease in trust and brokerage services was due mainly to a decrease in the value of the trust assets under management.

Fees from deposit services for the third quarter of 2009 were $10.57 million, an increase of $315 thousand or 3.07% from the third quarter of 2008 mainly as a result of the High Performance Checking program. For the first nine months of 2009, fees from deposit services were $30.12 million, an increase of $788 thousand or 2.69% as compared to the same period in 2008. In particular, card fees increased $88 thousand and $334 thousand, insufficient funds (NSF) fees increased $200 thousand and $239 thousand, and account analysis fees increased $111 thousand and $193 thousand during the third quarter and first nine months of 2009, respectively.

Income from bank-owned life insurance decreased $571 thousand or 35.20% for the third quarter of 2009 as compared the third quarter of 2008. For the first nine months of 2009, income from bank-owned life insurance decreased $1.65 million or 41.95% from the first nine months of 2008. The decreases were due to a decline in the cash surrender value.

Mortgage banking income increased $79 thousand or 84.95% and $134 thousand or 39.18% for the third quarter and first nine months of 2009 from the same periods in 2008 due to increased mortgage loan sales in the secondary market. Mortgage loan sales were $11.06 million in the third quarter of 2009 as compared to $5.81 million in the third quarter of 2008. Mortgage loan sales were $48.75 million in the first nine months of 2009 as compared to $27.54 million in the first nine months of 2008.

Fees from bankcard services were $1.10 million and $3.09 million for the third quarter and first nine months of 2009, respectively, as compared to $1.54 million and $4.84 million, respectively, for the third quarter and first nine months of 2008. These changes represented declines of $439 thousand or 28.45% and $1.75 million or 36.19% for the third quarter and first nine months of 2009, respectively, from the same time periods in 2008 due mainly to a lower volume of spending by consumers as a result of the current economic conditions.

Other income for the third quarter of 2009 decreased $120 thousand or 11.81% from the third quarter of 2008. This decrease in other income was due mainly to a decrease of $128 thousand for the third quarter of 2009 from derivatives not in a hedging relationship. A corresponding amount of expense is included in other expense in the income statement. For the first nine months of 2009, other income increased $820 thousand or 24.23% from the first nine months of 2008. This increase was due mainly to an increase of $830 thousand for the first nine months of 2009 from derivatives not in a hedging relationship. A corresponding amount of expense is included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the third quarter of 2009 decreased $11.33 million from the second quarter of 2009. Included in the results for the third quarter and second quarter of 2009 were noncash, before-tax, other-than-temporary impairment charges on investment securities of $10.96 million and $1.14 million, respectively. Excluding the results of security transactions, noninterest income would have decreased $1.74 million or 9.11% on a linked-quarter basis due primarily to decreases in income from derivatives not in hedge relationships of $1.43 million due to a change in fair value, in revenue from trust and brokerage services of $364 thousand due mainly to a decrease in volume and in income from bank-owned life insurance policies of $289 thousand as a result of a decrease in the cash surrender value. Partially offsetting these decreases was an increase of $311 thousand in fees from deposit services.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the third quarter of 2009, noninterest expense was $43.67 million, an increase of $2.04 million or 4.89% from the third quarter of 2008. Noninterest expense was $131.19 million for the first nine months of 2009, an increase of $6.71 million or 5.39% from the first nine months of 2008.

Employee compensation declined $417 thousand or 2.75% and $1.70 million or 3.68% for the third quarter and first nine months of 2009, respectively, when compared to the same time periods in 2008. The declines were due largely to less commission expense. Also included in salaries and benefits expense for the third quarter and first nine months of 2009 was expense for stock options of $82 thousand and $355 thousand, respectively, as compared to $133 thousand and $410 thousand for the first nine months and third quarter of 2008, respectively.

Employee benefits expense for the third quarter and first nine months of 2009 increased $1.20 million or 33.31% and $3.84 million or 36.17%, respectively, from the third quarter and first nine months of 2008. Specifically within employee benefits expense, pension expense increased $1.37 million and $4.36 million for the third quarter and first nine months of 2009, respectively.

Net occupancy expense for the third quarter of 2009 was relatively flat from the third quarter of 2008, decreasing $39 thousand or less than 1% as building maintenance decreased $90 thousand. Net occupancy expense for the first nine months of 2009 increased $396 thousand or 3.18% from the first nine months of 2008. The increase was due mainly to additional building rental expense of $287 thousand and real property taxes of $161 thousand.

Equipment expense, including other real estate owned (OREO) costs, for the third quarter of 2009 increased $1.33 million or 74.30% from the third quarter of 2008 due mainly to a $1.31 million increase in expenses and losses associated with OREO properties. Equipment expense for the first nine months of 2009 including OREO costs, increased $2.07 million or 34.06% from the first nine months of 2008 due mainly to an increase in losses due to a deterioration in property values associated with OREO.

Data processing expense increased $300 thousand or 12.19% and $382 thousand or 4.99% for the third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

Bankcard processing expense for the third quarter and first nine months of 2009 declined $489 thousand or 38.14% and $1.72 million or 41.93%, respectively, from the third quarter and first nine months of 2008 due to a decline in the volume of customer spending as a result of the current economic conditions.

FDIC insurance expense for the third quarter of 2009 increased $1.72 million from the third quarter of 2008 due to higher assessments. For the first nine months of 2009, FDIC insurance expense increased $6.28 million from the first nine months of 2008. The increase was due mainly to the previously mentioned additional expense of $3.63 million in the second quarter of 2009 for a special assessment by the FDIC to increase the insurance fund for banks.

Other expense for the third quarter of 2009 declined $1.57 million or 12.17% from the third quarter of 2008. Advertising expense decreased $504 thousand and telephone expense declined $292 thousand. Several other general operating expenses declined, none of which were individually significant. Other expense decreased $2.83 million or 7.68% for the first nine months 2009 as compared to the first nine months of 2008 due primarily to decreases in several general operating expenses. Advertising expense decreased $1.22 million, telephone expense decreased $937 thousand, and core deposit intangibles amortization decreased $762 thousand.

On a linked-quarter basis, noninterest expense for the third quarter of 2009 decreased $2.02 million or 4.43% due mainly to a decrease of $2.28 million in FDIC insurance expense from the second quarter of 2009 which included the additional expense of $3.63 million for a special assessment. In addition, expense from derivatives not in hedge relationships decreased $1.43 million due to a change in fair value. Equipment expense including OREO costs increased $865 thousand due mainly to higher OREO losses.

Income Taxes

Income taxes for the third quarter of 2009 were $4.04 million as compared to $6.74 million for the third quarter of 2008. For the first nine months of 2009, income taxes were $3.83 million as compared to $29.83 million for the first nine months of 2008. During the third quarter of 2009, United reduced its income tax reserve by $568 thousand due to the expiration of the statute of limitations for examinations of certain years as compared to $1.42 million in the third quarter of 2008. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. As a result of these tax adjustments, United’s effective tax rate was 25.09% and 7.13% for the third quarter and first nine months of 2009, respectively, as compared to 25.60% and 29.75% for the third quarter and first nine months of 2008, respectively. On a linked-quarter basis, income taxes increased $1.09 million due mainly to increased earnings. The effective tax rate increased was 26.59% for the second quarter of 2009.

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

As of September 30, 2009, United recorded a liability for uncertain tax positions, including interest and penalties, of $1.08 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

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

For the nine months ended September 30, 2009, cash of $50.32 million was provided by operating activities due mainly to net income of $49.85 million for the first nine months of 2009. Net cash of $388.03 million was provided by investing activities which was primarily due to net cash received of $199.11 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $193.11 million in portfolio loans. During the first nine months of 2009, net cash of $74.17 million was used in financing activities due primarily to the repayment of overnight FHLB borrowings in the amount of $212 million during the first nine months of 2009. Other uses of cash for financing activities included the repayment of federal funds purchased and securities sold under agreements to repurchase of $114.10 million and $83.52 million, respectively, and the payment of $37.78 million for cash dividends. Cash provided by financing activities included a growth in deposits of $374.71 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $364.17 million for the first nine months of 2009.

United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has significant lines of credit available. See Notes 7 and 8 to the accompanying unaudited Notes to Consolidated Financial Statements for more details regarding the amounts available to United under lines of credit.

The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 11.99% at September 30, 2009 and 10.99% at December 31, 2008, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.74% and 8.93%, respectively, at September 30, 2009, are also well above regulatory minimum requirements.

Total shareholders’ equity was $766.55 million, an increase of $29.83 million or 4.05% from December 31, 2008. United’s equity to assets ratio was 9.48% at September 30, 2009 as compared to 9.09% at December 31, 2008. The primary capital ratio, capital and reserves to total assets and reserves, was 10.26% at September 30, 2009 as compared to 9.80% at December 31, 2008. United’s average equity to average asset ratio was 9.73% and 9.75% for the quarters ended September 30, 2009 and 2008, respectively. For the first nine months of 2009 and 2008, the average equity to average assets ratio was 9.59% and 9.78%, respectively. All of these financial measurements reflect a financially sound position.

During the third quarter of 2009, United’s Board of Directors declared a cash dividend of $0.29 per share. Cash dividends were $0.87 per common share for the first nine months of 2009. Total cash dividends declared were $12.60 million for the third quarter of 2009 and $37.79 million for the first nine months of 2009 which was relatively flat from the third quarter and first nine months of 2008.

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

Management of interest rate risk focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United’s Asset Liability Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2009 and December 31, 2008:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2009	December 31, 2008
+200	9.18%	7.60%
+100	3.63%	4.58%
-100	2.96%	-0.50%
-200	—	—

At September 30, 2009, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.63% over one year as compared to an increase of 4.58% at December 31, 2008. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 9.18% over one year as of September 30, 2009, as compared to an increase of 7.60% as of December 31, 2008. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.96% over one year as of September 30, 2009, as compared to a decrease of 0.50% as of December 31, 2008. With the federal funds rate at 0.25% at September 30, 2009, and December 31, 2008, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of ASC topic 815, “Derivatives and Hedging.”

During 1999, to better manage risk, United sold fixed-rate residential mortgage loans in a securitization transaction. In that securitization, United retained a subordinated interest that represented United’s right to future cash flows arising after third party investors in the securitization trust have received the return for which they contracted. United does not receive annual servicing fees from this securitization because the loans are serviced by an independent third-party. The investors and the securitization trust have no recourse to United’s other assets for failure of debtors to pay when due; however, United’s retained interests are subordinate to investors’ interests. At September 30, 2009 and 2008, the fair values of the subordinated interest and the cost of the available for sale securities were zero. However, United continues to receive payments from the securitization trust, which is recorded as income when the cash is received. During the first nine months of 2009, United received cash of $888 thousand from its subordinated interest in the securitization and recognized income of the same amount in the period.

At September 30, 2009, the principal balances of the residential mortgage loans held in the securitization trust were approximately $4.79 million. Principal amounts owed to third party investors and to United in the securitization were approximately $1.82 million and $2.97 million, respectively, at September 30, 2009. The weighted average term to maturity of the underlying mortgages approximated 9.10 years as of September 30, 2009.

The amount of future cash flows from United’s subordinated interest is highly dependent upon future prepayments and defaults. Accordingly, the amount and timing of future cash flows to United is uncertain at this time.

The following table presents quantitative information about delinquencies, net credit losses, and components of the underlying securitized fixed-rate residential mortgage loans:

	September 30, 2009	December 31, 2008
Total principal amount of loans	$4,785	$5,886
Principal amount of loans 60 days or more past due	126	46
Year-to-date average balances	5,353	6,616
Year-to-date net credit (recoveries) losses	175	(164)

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

At September 30, 2009, United’s mortgage-related securities portfolio had an amortized cost of $674 million, of which approximately $488 million or 72% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1 year and a weighted average yield of 4.82%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 4.9%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 15%.

United had approximately $102 million in 15-year mortgage backed securities with a projected yield of 4.68% and a projected average life of 3.2 years as of September 30, 2009. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.6 years and a weighted average maturity (WAM) of 10.1 years.

United had approximately $26 million in 20-year mortgage backed securities with a projected yield of 4.71% and a projected average life of 3.3 years on September 30, 2009. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.7 years and a weighted average maturity (WAM) of 13.8 years.

United had approximately $13 million in 30-year mortgage backed securities with a projected yield of 6.44% and a projected average life of 3.4 years on September 30, 2009. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 9.9 years and a weighted average maturity (WAM) of 18.2 years.

The remaining 7% of the mortgage-related securities portfolio at September 30, 2009, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2009, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2009 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the third quarter of 2009 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2009	79	$22.41	—	322,200
8/01 – 8/31/2009	71	$18.83	—	322,200
9/01 – 9/30/2009	16,036	$19.76	—	322,200

Total	16,186	$19.77	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended September 30, 2009, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the three months ended September 30, 2009, the following shares were purchased for the deferred compensation plan: July 2009 – 79 shares at an average price of $22.41; August 2009 – 71 shares at an average price of $18.83; and September 2009 – 16,036 shares at an average price of $19.76.

(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the 2006 Plan are at the discretion of management and the 2006 Plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: November 4, 2009	/s/ Richard M. Adams
Richard M. Adams,
Chairman of the Board and Chief Executive Officer

Date: November 4, 2009	/s/ Steven E. Wilson
Steven E. Wilson,
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	65

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	66

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	67

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	68

Footnotes:

(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated by reference to Exhibits to the 1990 Form 10-K of United Bankshares, Inc., File No. 0-13322.