Form 10-K
period 2009-12-31
UNITED BANKSHARES INC/WV
filed 2010-02-26
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2009, was approximately $747,506,354.

As of January 31, 2010, United Bankshares, Inc. had 43,438,740 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated March 25, 2010 for the 2010 Annual Shareholders’ Meeting to be held on May 3, 2010, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2009, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-seven banking institutions. At December 31, 2009, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.

Employees

As of December 31, 2009, United and its subsidiaries had approximately 1,477 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2009, United’s consolidated assets approximated $7.8 billion and total shareholders’ equity approximated $762 million.

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

Business of Banking Subsidiaries

United, through its subsidiaries, engages primarily in community banking and offers most banking products and services permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of their lending function, the Banking Subsidiaries offer credit card services.

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

Lending Activities

United’s loan portfolio, net of unearned income, decreased $277.4 million to $5.7 billion in 2009. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Virtually all classifications of loans declined for 2009. Commercial real estate loans and commercial loans (not secured by real estate) decreased $27.7 million or 1.7% and $166.7 million or 13.1%, respectively. Single-family residential real estate loans decreased $55.9 million or 2.9% and construction loans declined $42.4 million or 7.0%. Consumer loans decreased $17.3 million or 5.2%. Loans secured by other real estate increased $30.2 million or 12.3%.

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

As of December 31, 2009, approximately $343.3 million or 6.0% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage. Of the $343.3 million, $139.7 million is secured by first deeds of trust on residential real estate with $128.6 million of that total falling in a loan-to-value (LTV) range of 90% to 100% and $11.1 million above a LTV of 100%; $65.2 million is secured by subordinate deeds of trust on residential real estate with $57.1 million between a LTV of 90% to 100% and $8.1 million above a LTV of 100%; and $138.4 million is secured by commercial real estate generally ranging from the regulatory limit for the type of commercial real estate up to a LTV of 100%. Of the $138.4 million high loan to value commercial loans, $34.0 million are classified as Other Construction Loans and Land Loans, $48.0 million are Non-residential Secured, $20.4 million are Commercial Owner occupied properties, $15.6 million are 1-4 family Residential Secured first lien properties, and $14.5 million are Residential Construction Loans. The remaining $5.9 million are spread out in three different categories, none of which are material.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2009, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application. A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards. However, the loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval as outlined in United’s loan policy from a superior, a regional supervisor or market president (dual approval per policy) or the Loan Committee, whichever is deemed appropriate for the nature of the variance.

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $3.2 billion as of December 31, 2009. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, Virginia and Maryland. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2009, approximately $1.3 billion or 23.0% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2009, the balance of mortgage loans being serviced by United for others was insignificant.

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

During 2009, United originated $74.1 million of real estate loans for sale in the secondary market and sold $69.7 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2009 were $608 thousand.

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

United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. United has a small amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of primarily “AAA” rated municipal securities. Interest and dividends on securities for the years of 2009, 2008, and 2007 were $55.5 million, $71.0 million, and $68.3 million, respectively. For the years of 2009, 2008 and 2007, United recognized net losses on security transactions of $14.7 million, $9.4 million and $68 thousand, respectively. In the year of 2009, United recognized other-than-temporary impairment charges of $15.0 million on certain investment securities consisting primarily of $8.0 million on a single-issue trust preferred security and $5.4 million on pooled trust preferred collateralized debt obligations (TRUP CDOs). During 2008, United recognized other-than-temporary impairment charges of $889 thousand on certain marketable equity securities and $9.0 million on a corporate debt holding.

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

As of December 31, 2009, there were 69 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 98 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2009, West Virginia’s unemployment rate was 8.6%, better than the national rate of 9.7% according to information from West Virginia’s Bureau of Employment Programs. The state unemployment rate of 8.6% for December 2009 was an increase from a rate of 7.9% for the month of November 2009 and 4.4% for December 2008. The total number of unemployed state residents increased by 5,300 for the month of December as compared to the month of November. The total number of unemployed residents was up 32,700 from December 2008. Population outflows that have constrained faster economic growth in West Virginia may be moderating. In

2002, the U.S. Census Bureau estimated that the state’s population increased marginally. While substantially less than the national average, the increase was a substantial improvement over the six prior years, during which time the state’s population base shrank.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2009 was 6.7% which was below the U.S. December 2009 unemployment level of 9.7%. However, the 6.7% unemployment rate was a 3 basis point increase from November 2009 as the number of unemployed residents grew by 11,799. United’s Virginia subsidiary banking offices are located in four of Virginia’s ten metropolitan areas. The Northern Virginia metropolitan area’s unemployment rate was at 4.8% in December 2009, the lowest among Virginia’s ten metropolitan areas. The Charlottesville metropolitan area’s unemployment rate was at 5.4% in December 2009, the second lowest among Virginia’s ten metropolitan areas. The Harrisonburg metropolitan area’s unemployment rate was at 5.7% in December 2009, the third lowest among Virginia’s ten metropolitan areas. The Winchester metropolitan area’s unemployment rate was 7.7% in December 2009.

Regulation and Supervision

United, as a bank holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. As such, United is subject to the reporting requirements of and examination by the Board of Governors of the Federal Reserve System (Board of Governors).

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

The Board of Governors, in its Regulation Y, permits bank holding companies to engage in preapproved non-banking activities closely related to banking or managing or controlling banks. Approval of the Board of Governors is necessary to engage in certain other non-banking activities which are not preapproved or to make acquisitions of corporations engaging in these activities. In addition, on a case-by-case basis, the Board of Governors may approve other non-banking activities.

On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002, a broad accounting, auditing, disclosure and corporate governance reform law. The legislation was passed in an effort to increase corporate responsibility by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws and to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the Federal Deposit Insurance Corporation (FDIC) also announced the Temporary Liquidity Guarantee Program (TLGP) to guarantee eligible newly issued senior unsecured debt by FDIC-insured institutions through October 31, 2009. Under one component of this program, the Transaction Account Guaranty Program (TAGP), the FDIC temporarily provided a full guarantee on all non-interest-bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013. The TLGP has been extended to cover debt of FDIC-insured institutions issued through April 30, 2010, and the TAGP has been extended through June 30, 2010. United participated in the TAGP since its beginning, and has elected to continue its participation during the extension period. Additionally, United is eligible for the FDIC’s debt guarantee program.

As a bank holding company doing business in West Virginia, United is also subject to regulation and examination by the West Virginia Board of Banking and Financial Institutions (the West Virginia Banking Board) and must submit annual reports to the West Virginia Banking Board. Further, any acquisition application that United must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.

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

The deposits of United’s Banking Subsidiaries are insured by the FDIC to the extent provided by law. Accordingly, these Banking Subsidiaries are also subject to regulation by the FDIC. The Banking Subsidiaries are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (DIF) of the FDIC. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (CAMELS rating). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised assessment rates for the first quarter of 2009 by a uniform 7 basis points, resulting in a range between 12 and 50 basis points, depending upon the risk category. In March 2009, the FDIC issued final rules to further change in the assessment system beginning in the second quarter of 2009. The changes commenced April 1, 2009 to ensure that riskier institutions bear a greater share of the increase in assessments, and are subsidized to a lesser degree by less risky institutions.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. United’s deposit insurance expense during 2009 included $3.6 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the United paid $36.4 million in prepaid risk-based assessments which is included in other assets in the accompanying Consolidated Balance Sheet as of December 31, 2009.

United’s FDIC insurance expense totaled $9.2 million, $1.1 million and $569 thousand in 2009, 2008 and 2007, respectively.

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

Economic conditions began deteriorating during the latter half of 2007 and continued throughout 2009. Business activity across a wide range of industries and regions has been greatly reduced and many businesses are experiencing serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crises, many lending institutions, including United, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Overall, the general business environment has had an adverse effect on United’s business, and there can be no assurance that the environment will improve in the near term. Accordingly, until conditions improve, United’s business, financial condition and results of operations could continue to be adversely affected.

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could have a materially adverse affect on future earnings and regulatory capital.

Continued volatility in the fair value for certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on United’s accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other-than-temporarily impaired. This could have a material impact on United’s future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities that were temporarily impairment.

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

These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events, so ultimate losses may differ from current estimates. Changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond United’s control, can affect the Company’s credit losses. With the deterioration of economic conditions throughout 2009, United’s credit losses increased. If the economic conditions do not improve or continue to decline, United’s credit losses could continue to increase, perhaps significantly. As a result, such losses could exceed United’s current allowance estimates. United can provide no assurance that its allowance is sufficient to cover actual credit losses should such losses differ substantially from our current estimates.

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

Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2015.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2009, an aggregate of approximately $28.5 million and $44.6 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.

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

United is subject to extensive government regulation and supervision

United is subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect United’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of United’s customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect United in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products United may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. United expends substantial effort and incurs costs to improve its systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on United’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC could impose higher assessments on deposits beyond those already implemented in 2009 based on the adequacy of the deposit insurance fund, conditions of the banking industry and as a result of changes in specific programs. These increased assessments could affect United’s results of operations.

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

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and thirteen (113) full service offices—fifty-three (53) offices located throughout West Virginia, fifty-seven (57) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area and three (3) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area, two in the Charles Town area and one each in Parkersburg, Morgantown, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, three in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland, which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville. United leases an operations center facility in the Charleston, West Virginia area.

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

Stock

As of January 31, 2010, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,319,157 were issued, including 880,417 shares held as treasury shares. The outstanding shares are held by approximately 6,599 shareholders of record, as well as 19,499 shareholders in street name as of January 31, 2010. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2009 and 2008, no shares were repurchased under the plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.17 per share in 2009, $1.16 per share in 2008 and $1.13 per share in 2007. See “Market and Stock Prices of United” for quarterly dividend information.

The payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act and the limitations imposed by the Federal Reserve Board. Payment of dividends by United is dependent upon receipt of dividends from its Banking Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note Q, Notes to Consolidated Financial Statements.

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 22, 2010, the last practicable date, was $25.00.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2010	Dividends		High	Low

First Quarter through February 22, 2010	$0.30	(1)	$25.20	$20.15

2009

Fourth Quarter	$0.30		$20.81	$16.39
Third Quarter	$0.29		$23.56	$16.68
Second Quarter	$0.29		$27.75	$16.81
First Quarter	$0.29		$33.64	$13.15

2008

Fourth Quarter	$0.29		$35.00	$21.05
Third Quarter	$0.29		$42.00	$18.52
Second Quarter	$0.29		$31.33	$22.95
First Quarter	$0.29		$33.07	$24.00

(1)	On February 22, 2010, United declared a dividend of $0.30 per share, payable April 1, 2010, to shareholders of record as of March 12, 2010.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2009, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2004 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
United Bankshares, Inc.	100.00	95.20	107.46	80.78	99.71	63.71
NASDAQ Bank Index	100.00	98.08	111.60	89.42	70.24	58.78
S&P Mid-Cap Index	100.00	112.54	124.13	134.02	85.49	117.37

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2009	21	$19.43	—	322,200
11/01 – 11/30/2009	671	$19.05	—	322,200
12/01 – 12/31/2009	—	—	—	322,200

Total	692	$19.06

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2008, the following shares were exchanged by participants in United’s stock option plans: November 2009 – 7,450 shares at an average price of $16.59.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2009, the following shares were purchased for the deferred compensation plan: October 2009 – 21 shares at an average price of $19.43; and November 2009 –671 shares at an average price of $19.05.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1,700,000 shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2009. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005

Summary of Operations:
Total interest income	$365,845	$429,911	$438,729	$400,683	$345,278
Total interest expense	120,374	177,119	213,310	181,090	124,451
Net interest income	245,471	252,792	225,419	219,593	220,827
Provision for loan losses	46,065	25,155	5,330	1,437	5,618
Other income	53,970	67,303	57,749	49,033	52,625
Other expense	175,127	171,073	147,929	137,173	121,160
Income taxes	10,951	36,913	39,235	40,767	46,265
Net income	67,298	86,954	90,674	89,249	100,409
Cash dividends	50,837	50,231	47,446	45,219	44,575

Per common share:
Net income:
Basic	1.55	2.01	2.16	2.15	2.36
Diluted	1.55	2.00	2.15	2.13	2.33
Cash dividends	1.17	1.16	1.13	1.09	1.05
Book value per share	17.53	16.97	17.61	15.44	15.12

Selected Ratios:
Return on average shareholders’ equity	8.81%	11.12%	12.99%	13.90%	15.66%
Return on average assets	0.85%	1.09%	1.28%	1.34%	1.55%
Dividend payout ratio	75.54%	57.77%	52.33%	50.67%	44.39%

Selected Balance Sheet Data:
Average assets	$7,925,506	$8,007,068	$7,100,885	$6,641,224	$6,465,764
Investment securities	966,920	1,291,822	1,394,764	1,275,470	1,501,966
Loans held for sale	5,284	868	1,270	2,041	3,324
Total loans	5,736,809	6,014,155	5,793,484	4,806,747	4,649,829
Total assets	7,805,101	8,102,091	7,994,739	6,717,598	6,728,492
Total deposits	5,971,100	5,647,954	5,349,750	4,828,192	4,617,452
Long-term borrowings	771,935	852,685	774,162	499,200	547,731
Total liabilities	7,043,551	7,365,379	7,233,540	6,083,506	6,093,287
Shareholders’ equity	761,550	736,712	761,199	634,092	635,205

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2009, but prior to February 26, 2010, the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At December 31, 2009, the allowance for loan losses was $67.9 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $6.8 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2009 net income by approximately $4.4 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial

Condition and Results of Operations (MD&A). As discussed in the MD&A, the increase in the allowance for credit losses in 2009 as compared to 2008 can be directly attributed to the current economic environment. For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

If the estimated value of investments is less than the cost or amortized cost, the investment is considered impaired and management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. If United intends to sell, or is more likely than not will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and is not more likely than not they will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized in earnings, and 2) the amount related to all other factors, which is recognized in other comprehensive income. Given the recent disruptions in the financial markets, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. Therefore, the other-than-temporary impairment assessment has become a critical accounting policy for United. For additional information on management’s consideration of investment valuation and other-than-temporary impairment, see Note B and Note R, Notes to Consolidated Financial Statements.

United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. United considers derivative instruments to be a critical accounting policy due to the complexity and judgment associated with the implementation of the accounting guidance and because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The accounting policies utilized by the Company to record derivatives reflect the guidance in the Derivatives and Hedging topic of the FASB Accounting Standards Codification and other related accounting guidance. In accordance with the guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third parties. Accounting for changes in the fair value of a particular derivative differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. At December 31, 2009, United has one derivative designated as a cash flow hedge and three derivatives designated as fair value hedges. The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings and measure changes in the fair value of the hedged items. At December 31, 2009, United also has three derivatives not included in hedge relationships. Such derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. Management believes that its methods of addressing these judgmental areas and applying the guidance are in accordance with GAAP and consistent with industry practices. Interpretations of the Derivatives and Hedging topic of the FASB Accounting Standards Codification and related guidance continue to change and evolve. Future interpretations could result in material changes to United’s accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on financial condition, they could have a material adverse effect on United’s results of operations in the period they occur. However, the potential impact to United’s operating results for such changes cannot be reasonably estimated. Additional information relating to United’s use of derivatives is included in Note N, Notes to Consolidated Financial Statements.

United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note J, Notes to Consolidated Financial Statements for information regarding United’s ASC topic 740 disclosures.

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

At December 31, 2009, approximately 11.45% of total assets, or $893.54 million, consisted of financial instruments recorded at fair value. Of this total, approximately 91.09% or $813.90 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 8.91% or $79.64 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At December 31, 2009, only $12.85 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note R for additional information regarding ASC topic 820 and its impact on United’s financial statements.

2009 COMPARED TO 2008

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2009 were $7.81 billion which was a decline of $296.99 million or 3.67% from December 31, 2008. The decrease was primarily the result of decreases in investment securities and portfolio loans of $324.90 million or 25.15% and $277.35 million or 4.61%, respectively. Partially offsetting these decreases to total assets was a $236.23 million increase in cash and cash equivalents. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $321.83 million or 4.37% from year-end 2008. The decrease in total liabilities was due mainly to a reduction of $636.13 million or 39.00% in borrowings while accrued expenses and other liabilities decreased $8.90 million or 10.55%. Deposits increased $323.15 million or 5.72% from year-end 2008. Shareholders’ equity increased $24.84 million or 3.37% from year-end 2008.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2009 increased $236.23 million or 110.63% from year-end 2008 as United placed its excess cash in an interest-bearing account with the Federal Reserve. Of this total increase, interest-bearing deposits with other banks increased $300.26 million due mainly to the cash placed at the Federal Reserve while cash and due from banks decreased $56.29 million or 29.49% and federal funds sold decreased $7.74 million or 91.52%. During the year of 2009, net cash of $53.66 million and $545.16 million was provided by operating activities and investing activities, respectively. Net cash of $362.59 million was used in financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities decreased $324.90 million or 25.15% from year-end 2008. Securities available for sale declined $285.27 million or 26.00%. This change in securities available for sale reflects $512.56 million in sales, maturities and calls of securities, $233.16 million in purchases, and a slight increase of $308 thousand in market value. Securities held to maturity decreased $38.99 million or 33.49% from year-end 2008 due to calls and maturities of securities. Other investment securities were relatively flat, only declining $650 thousand or less than 1% from year-end 2008 due to an other-than-temporary impairment charge of $782 thousand on an investment security during the second quarter of 2009.

The following is a summary of available for sale securities at December 31:

	2009	2008	2007
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$4,960	$10,704	$42,689
States and political subdivisions	96,900	112,720	117,713
Mortgage-backed securities	624,396	883,361	846,037
Marketable equity securities	5,277	5,070	6,752
Corporate securities	148,009	153,261	149,823

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$879,542	$1,165,116	$1,163,014

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$811,777	$1,097,043	$1,156,561

The following is a summary of held to maturity securities at December 31:

	2009	2008	2007
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$11,331	$11,455	$11,572
States and political subdivisions	25,904	34,495	59,466
Mortgage-backed securities	110	135	165
Corporate securities	40,076	70,322	86,025

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$77,421	$116,407	$157,228

TOTAL HELD TO MATURITY SECURITIES, at fair value	$70,535	$103,505	$158,165

Gross unrealized losses on investment securities were $99.55 million at December 31, 2009. Securities in a continuous unrealized loss position for twelve months or more at December 31, 2009 consisted primarily of mortgage-backed and corporate securities. The unrealized loss on mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The unrealized loss on corporate securities was mainly related to single issue trust preferred securities and trust preferred collateralized debt obligations.

As of December 31, 2009, United’s corporate securities had an amortized cost of $188.09 million, with an estimated fair value of $100.68 million. The portfolio consisted primarily of $132.46 million in pooled trust preferred securities with a fair value of $59.29 million and $49.05 million in single issue trust preferred securities with an estimated fair value of $34.81 million. In addition to the trust preferred securities, the Company held positions in various other securities with an amortized cost of $11.85 million and a fair value of $11.85 million, none of which were individually significant.

The pooled trust preferred securities consisted of positions in 24 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $25.21 million of the Company’s pooled securities, while mezzanine tranches represent $107.25 million. Of the $107.25 million in mezzanine tranches, $19.15 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2009, $15.00 million of the pooled trust preferred securities were investment grade, while $7.39 million were split rated with one investment grade rating and one below investment grade rating, and $110.07 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

Of the $49.05 million in single issue trust preferred securities at December 31, 2009, $19.01 million or 38.75% were investment grade; $14.56 million or 29.68% were unrated; $8.90 million or 18.15% were split rated; and $6.58 million or 13.42% were below investment grade. The three largest exposures accounted for 50.46% of the $49.05 million. These included Wells Fargo at $10.14 million, SunTrust Bank at $7.36 million and Peoples Bancorp, Inc. at $7.25 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

Management recognized net other-than-temporary impairment charges totaling $13.37 million on both single issue trust preferred securities and pooled trust preferred securities during 2009. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2009 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that is was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

More information relating to investment securities is presented in Note B, Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $4.42 million as loan originations exceeded loan sales in the secondary market during the year of 2009. Portfolio loans, net of unearned income, decreased $277.35 million or 4.61% from year-end 2008 due mainly to a decrease in commercial loans (not secured by real estate) of $166.67 million or 13.07%. Single-family residential real estate loans and construction loans declined $55.92 million or 2.92% and $42.39 million or 7.04%, respectively. Commercial real estate loans decreased $27.68 million or 1.68% while other real estate loans increased $30.19 million or 12.31%, respectively. Consumer loans decreased $17.31 million or 5.16%.

Major classifications of loans are as follows:

	December 31
	2009	2008	2007	2006	2005
			(In thousands)
Commercial, financial and agricultural	$1,108,265	$1,274,937	$1,210,049	$954,024	$934,780
Real estate mortgage	3,754,472	3,807,876	3,629,946	2,986,774	2,994,406
Real estate construction	559,602	601,995	601,323	523,042	347,274
Consumer	318,439	335,750	359,243	349,868	380,062
Less: Unearned interest	(3,969)	(6,403)	(7,077)	(6,961)	(6,693)

Total loans	5,736,809	6,014,155	5,793,484	4,806,747	4,649,829
Allowance for loan losses	(67,853)	(61,494)	(50,456)	(43,629)	(44,138)

TOTAL LOANS, NET	$5,668,956	$5,952,661	$5,743,028	$4,763,118	$4,605,691

Loans held for sale	$5,284	$868	$1,270	$2,041	$3,324

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction outstanding as of December 31, 2009:

(In thousands)	Less Than One Year	One To Five Years	Over Five Years	Total
Commercial, financial and agricultural	$603,573	$297,098	$207,594	$1,108,265
Real estate construction	324,008	171,089	64,505	559,602

Total	$927,581	$468,187	$272,099	$1,667,867

At December 31, 2009, commercial, financial and agricultural loans and real estate construction outstanding by maturity are as follows:

(In thousands)	Less Than One Year	One to Five Years	Over Five Years	Total
Outstanding with fixed interest rates	$476,945	$236,168	$186,370	$899,483
Outstanding with adjustable rates	450,636	232,019	85,729	768,384

	$927,581	$468,187	$272,099	$1,667,867

More information relating to loans is presented in Note C, Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $76.85 million or 31.95% from year-end 2008 due mainly to increases of $35.85 million in prepaid FDIC assessments due to a required three year prepayment of premiums, $20.24 million in OREO due to increased foreclosures as a result of the current economic conditions, $14.66 million in the prepaid pension assets due to a contribution payment of $11 million in the third quarter of 2009, $4.40 million in deferred tax assets, $3.83 million in income taxes receivable and $3.42 million in the cash surrender values of bank-owned life insurance policies. The increase in income taxes receivable for the year of 2009 was due to a tax benefit associated with net operating loss carryforwards and a positive adjustment to income taxes as a result of a concluded state tax examination. Partially offsetting these increases from year-end 2008 were decreases in core deposit intangibles of $2.56 million due to amortization and derivatives assets of $2.43 million due to a change in fair value.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2009 increased $323.15 million or 5.72% from year-end 2008. In terms of composition, noninterest-bearing deposits increased $202.06 million or 22.30% while interest-bearing deposits increased $121.09 million or 2.55% from December 31, 2008.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $157.04 million or 25.02%, personal noninterest-bearing deposits of $29.52 million or 12.17% and official checks of $6.97 million or 19.43%.

The increase in interest-bearing deposits was due mainly to an increase in time deposits over $100,000 of $314.41 million or 31.08%. Most of this increase was due mainly to a shift in Certificate of Deposit Account Registry Service (CDARS) balances from certificate of deposits under $100,000 as a result of the increase in the Federal Deposit Insurance Corporation (FDIC) insurance coverage from $100,000 to $250,000. Interest-bearing money market accounts (MMDAs) increased $174.71 million or 12.98%. In addition, regular savings balances increased $26.50 million or 8.22% and interest-bearing checking deposits increased $82.59 million or 47.18%. Time deposits under $100,000 decreased $477.12 million or 25.29% due mainly to the movement of CDARS balances to certificate of deposits over $100,000.

The table below summarizes the changes by deposit category since year-end 2008:

	December 31 2009	December 31 2008	$ Change	% Change
(Dollars in thousands)
Demand deposits	$575,501	$419,091	$156,410	37.32%
Interest-bearing checking	257,654	175,065	82,589	47.18%
Regular savings	348,982	322,478	26,504	8.22%
Money market accounts	2,053,829	1,833,472	220,357	12.02%
Time deposits under $100,000	1,409,137	1,886,256	(477,119)	(25.29)%
Time deposits over $100,000	1,325,997	1,011,592	314,405	31.08%

Total deposits	$5,971,100	$5,647,954	$323,146	5.72%

At December 31, 2009, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2010	$2,060,035
2011	354,370
2012	139,860
2013	84,729
2014 and thereafter	96,140

TOTAL	$2,735,134

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2009 are summarized as follows:

( In thousands)	Amount
3 months or less	$651,516
Over 3 through 6 months	220,665
Over 6 through 12 months	227,952
Over 12 months	225,864

TOTAL	$1,325,997

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2009			2008			2007
	Amount	Interest Expense	Rate	Amount	Interest Expense	Rate	Amount	Interest Expense	Rate
	(Dollars in thousands)
Demand deposits	$275,331	—	—	$210,244	—	—	$202,319	—	—
NOW and money market deposits	2,346,354	$8,980	0.38%	2,203,701	$17,571	0.80%	2,136,375	$37,337	1.75%
Savings deposits	346,887	300	0.09%	334,564	638	0.19%	334,155	1,970	0.59%
Time deposits	2,829,599	74,183	2.62%	2,688,521	105,826	3.94%	2,313,736	107,611	4.65%

TOTAL	$5,798,171	$83,463	1.44%	$5,437,030	$124,035	2.28%	$4,986,585	$146,918	2.95%

More information relating to deposits is presented in Note G, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2009 decreased $636.13 million or 39.00% during the year of 2009. Since year-end 2008, short-term borrowings decreased $555.38 million or 71.36% due to a $212 million reduction in overnight FHLB borrowings, a $222.77 million decrease in securities sold under agreements to repurchase and a $120.35 million decline in federal funds purchased. Long-term borrowings decreased $80.75 million or 9.47% since year-end 2008.

The table below summarizes the changes by borrowing category since year-end 2008:

	December 31		Amount Change	Percentage Change
(Dollars in thousands)	2009	2008
Federal funds purchased	$7,835	$128,185	$(120,350)	(93.89)%
Securities sold under agreements to repurchase	211,659	434,425	(222,766)	(51.28)%
Overnight FHLB advances	—	212,000	(212,000)	(100.00)%
TT&L note option	3,450	3,710	(260)	(7.01)%
Long-term FHLB advances	587,213	667,538	(80,325)	(12.03)%
Issuances of trust preferred capital securities	184,722	185,147	(425)	(0.23)%

Total borrowings	$994,879	$1,631,005	$(636,126)	(39.00)%

For a further discussion of borrowings see Notes H and I, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2009 decreased $8.90 million or 10.55% from year-end 2008 mainly as a result of decreases of $6.15 million in derivative liabilities due to a change in fair value and $5.41 million in interest payable due to a decline in borrowings and interest rates on certificate of deposits. Partially offsetting these decreases were increases in deferred compensation of $1.26 million and income taxes payable of $1.17 million.

Shareholders’ Equity

Shareholders’ equity at December 31, 2009 increased $24.84 million or 3.37% from December 31, 2008 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to increases in retained earnings and accumulated other comprehensive income.

Retained earnings increased due to earnings net of dividends declared which equaled $16.46 million for the year of 2009.

Accumulated other comprehensive income increased $7.77 million due mainly to an increase of $2.92 million in United’s pension benefit obligation, net of deferred income taxes and the amortization of pension costs of $2.10 million, net of deferred income taxes. The fair value of United’s cash flow hedge increased $1.97 million, net of deferred income taxes while the fair value of United’s available for sale investment portfolio increased $200 thousand, net of deferred income taxes.

EARNINGS SUMMARY

Net income for the year 2009 was $67.30 million or $1.55 per diluted share compared to $86.95 million or $2.00 per diluted share for the year of 2008. These results for the year of 2009 included noncash before-tax other-than-temporary impairment charges of $15.02 million on certain investment securities, a credit loss provision of $17.55 million for three loans with fraudulent collateral made to three affiliated companies of a commercial customer and an additional expense of $3.63 million for a special FDIC assessment. Results for the year of 2009 also included an income tax benefit of $11.51 million associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination as well as an additional positive tax adjustment of $568 thousand due to the expiration of the statute of limitations for examinations of certain years.

Results for the year of 2008 included noncash before-tax other-than-temporary impairment charges of $10.49 million on certain investment securities. Also included in the results for the year of 2008 was a positive tax adjustment of $1.42 million due to the expiration of the statute of limitations for examinations of certain years and a $917 thousand before-tax gain related to Visa’s initial public offering and the partial redemption of Visa shares held by United.

United’s return on average assets for the year of 2009 was 0.85% and return on average shareholders’ equity was 8.81% as compared to 1.09% and 11.12% for the year of 2008. United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) average return on assets was -0.21% and average return on equity was -2.59% for the first nine months of 2009.

Net interest income for the year of 2009 was $245.47 million, a decrease of $7.32 million or 2.90% from the prior year. The provision for credit losses was $46.07 million for the year 2009 as compared to $25.16 million for the year of 2008.

Noninterest income was $53.97 million for the year of 2009, down $13.33 million or 19.81% when compared to the year of 2008. Included in noninterest income for the year of 2009 and 2008 were the previously mentioned noncash before-tax other-than-temporary impairment charges of $15.02 million and $10.49 million, respectively. Noninterest expense was $175.13 million, an increase of $4.05 million or 2.37% for the year of 2009 when compared to 2008.

Income tax expense for the year of 2009 was $10.95 million as compared to $36.91 million for the year of 2008. During the third quarter of 2009, United reduced its income tax reserve by $568 thousand due to the expiration of the statue of limitations for examinations of certain years as compared to $1.42 million in the third quarter of 2008. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. As a result of these tax adjustments, United’s effective tax rate was approximately 14.0% and 29.8% for years ended December 31, 2009 and 2008, respectively, as compared to 30.2% for 2007.

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

Net interest income for the year of 2009 was $245.47 million, a decrease of $7.32 million or 2.90% from the year of 2008. The $7.32 million decrease in net interest income occurred because total interest income declined $64.07 million while total interest expense only declined $56.75 million from the year of 2008. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2009 was $256.67 million, a decrease of $10.35 million or 3.88% from the year of 2008. The net interest margin for the year of 2008 was 3.59%, down 11 basis points from a net interest margin of 3.70% during the same period last year.

Tax-equivalent interest income for the year of 2009 was $377.04 million, a $67.10 million or 15.11% decrease from the year of 2008. This decrease in tax-equivalent interest income was primarily attributable to a decrease of 88 basis points in the yield on average earning assets due to a decrease in market interest rates. The average yield on net loans was 5.46% for the year of 2009, down 88 basis points from 6.34% for the year of 2008 while the average yield on investment securities was 5.08% for the year of 2009, a decrease of 38 basis points from 5.46% for the year of 2008. In addition, average earning assets were relatively flat from the year of 2008, declining $67.57 million or less than 1% as average investment securities decreased $219.78 million or 15.95%. Average net loans were virtually flat from the year of 2008, increasing $14.64 million or less than 1%.

Interest expense for the year of 2009 was $120.37 million, a decrease of $56.75 million or 32.04% from the year of 2008. The decrease in interest expense for the year of 2009 was mainly due to a decrease of 83 basis points in the cost of funds from the year of 2008 as a result of lower market interest rates during 2009. The average cost of interest-bearing deposits was 1.75% for the year of 2009, down 96 basis points from 2.71% for the year of 2008 while the average cost of short-term borrowings was 0.14% for the year of 2009, a decrease of 155 basis points from 1.69% for the year of 2008. The average cost of long-term borrowings was 4.24% for the year of 2009, a decrease of 25 basis points from 4.49% for the year of 2008 as a result of a decrease in market interest rates and the prepayment of higher-rate FHLB advances in 2008. Average interest-bearing deposits increased $206.54 million or 4.52% while average short-term borrowings decreased $428.58 million or 48.95%. Average long-term borrowings were relatively flat from the year of 2008, increasing $1.98 million or less than 1%.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2009, 2008 and 2007.

	Year Ended
(Dollars in thousands)	December 31 2009	December 31 2008	December 31 2007

Net interest income, GAAP basis	$245,471	$252,792	$225,419
Tax-equivalent adjustment (1)	11,199	14,229	16,472

Tax-equivalent net interest income	$256,670	$267,021	$241,891

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75% for 2009 and 2008 and 9% for 2007.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2009, 2008 and 2007 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. The interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%in 2009 and 2008 and 9% in 2007.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
(Dollars in thousands)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$174,319	$309	0.18%	$36,752	$714	1.94%	$48,754	$2,504	5.14%
Investment Securities:
Taxable	989,176	46,834	4.73%	1,168,192	59,652	5.11%	1,059,530	55,054	5.20%
Tax-exempt (1) (2)	168,623	12,020	7.13%	209,386	15,503	7.40%	222,564	17,989	8.08%

Total Securities	1,157,799	58,854	5.08%	1,377,578	75,155	5.46%	1,282,094	73,043	5.70%
Loans, net of unearned Income (1) (2) (3)	5,888,900	317,881	5.40%	5,865,609	368,271	6.28%	5,151,252	379,654	7.37%
Allowance for loan losses	(64,128)			(55,476)			(46,766)

Net loans	5,824,772		5.46%	5,810,133		6.34%	5,104,486		7.44%

Total earning assets	7,156,890	$377,044	5.27%	7,224,463	$444,140	6.15%	6,435,334	$455,201	7.07%

Other assets	768,616			782,605			665,551

TOTAL ASSETS	$7,925,506			$8,007,068			$7,100,885

LIABILITIES

Interest-Bearing Funds:
Interest-bearing deposits	$4,776,120	$83,463	1.75%	$4,569,583	$124,035	2.71%	$4,145,925	$146,918	3.54%
Short-term borrowings	446,963	645	0.14%	875,545	14,828	1.69%	713,886	30,745	4.31%
Long- term borrowings	854,438	36,266	4.24%	852,457	38,256	4.49%	635,476	35,647	5.61%

Total Interest-Bearing Funds	6,077,521	120,374	1.98%	6,297,585	177,119	2.81%	5,495,287	213,310	3.88%

Noninterest-bearing deposits	1,022,051			867,447			840,660
Accrued expenses and other liabilities	61,948			60,173			67,053

TOTAL LIABILITIES	7,161,520			7,225,205			6,403,000

SHAREHOLDERS’ EQUITY	763,986			781,863			697,885

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,925,506			$8,007,068			$7,100,885

NET INTEREST INCOME		$256,670			$267,021			$241,891

INTEREST SPREAD			3.29%			3.34%			3.19%

NET INTEREST MARGIN			3.59%			3.70%			3.76%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75% in 2009 and 2008 and 9% in 2007.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2009 Compared to 2008				2008 Compared to 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$2,669	$(647)	$(2,427)	$(405)	$(617)	$(1,560)	$387	$(1,790)
Investment securities:
Taxable	(9,148)	(4,439)	769	(12,818)	5,650	(954)	(98)	4,598
Tax exempt (1), (2)	(3,016)	(565)	98	(3,483)	(1,065)	(1,513)	92	(2,486)

Loans (1),(2),(3)	928	(51,129)	(189)	(50,390)	52,500	(56,149)	(7,734)	(11,383)

TOTAL INTEREST INCOME	(8,567)	(56,780)	(1,749)	(67,096)	56,468	(60,176)	(7,353)	(11,061)

Interest expense:
Interest-bearing deposits	$5,597	$(43,868)	$(2,301)	$(40,572)	$14,997	$(34,411)	$(3,469)	$(22,883)
Short-term borrowings	(7,243)	(13,571)	6,631	(14,183)	6,968	(18,704)	(4,181)	(15,917)
Long-term borrowings	89	(2,131)	52	(1,990)	12,173	(7,117)	(2,447)	2,609

TOTAL INTEREST EXPENSE	(1,557)	(59,570)	4,382	(56,745)	34,138	(60,232)	(10,097)	(36,191)

NET INTEREST INCOME	$(7,010)	$2,790	$(6,131)	$(10,351)	$22,330	$56	$2,744	$25,130

(1)	Yields and interest income on federally tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Yields and interest income on state tax exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 8.75% in 2009 and 2008 and 9% in 2007.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

At December 31, 2009, nonperforming loans were $72.26 million or 1.26% of loans, net of unearned income compared to nonperforming loans of $54.20 million or 0.90% of loans, net of unearned income at December 31, 2008. The increase in nonperforming loans since year-end 2008 is indicative of the decline in economic conditions during 2009. These nonperforming loans are not of one particular portfolio, but rather represent several customer segments. Higher unemployment levels, economic fears, and declines in real estate values have impacted the performance of both consumer and commercial portfolios. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $20.31 million at December 31, 2009, an increase of $8.43 million or 70.98% from $11.88 million at year-end 2008. At year-end 2009, nonaccrual loans were $50.86 million, an increase of $8.54 million or 20.18% from $42.32 million at year-end 2008. Restructured loans were $1.09 million at year-end 2009 as compared to no restructured loans at year-end 2008. The increase in loans past due 90 days or more, nonaccrual loans and restructured loans since year-end 2008 was primarily the result of the deterioration in economic conditions during 2009. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $112.32 million, including OREO of $40.06 million at December 31, 2009, represented 1.44% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 3.30% at September 30, 2009.

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

	December 31
	2009	2008	2007	2006	2005
	(In thousands)
Nonaccrual loans	$50,856	$42,317	$14,115	$5,755	$7,146
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	20,314	11,881	14,210	8,432	6,039
Restructured loans	1,087	—	—	—	—

Total nonperforming loans	72,257	54,198	28,325	14,187	13,185

Other real estate owned	40,058	19,817	6,365	4,231	2,941

TOTAL NONPERFORMING ASSETS	$112,315	$74,015	$34,690	$18,418	$16,126

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2009, impaired loans were $63.22 million, which was an increase of $3.48 million or 5.82% from the $59.74 million in impaired loans at December 31, 2008. This slight increase in impaired loans was due mainly to increased impairments associated with loans in the Company’s commercial and real estate construction and development portfolios primarily as a result of the current economic conditions. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. For further details on impaired loans, see Note C, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At December 31, 2009, the allowance for credit losses was $70.01 million as compared to $63.60 million at December 31, 2008.

At December 31, 2009, the allowance for loan losses was $67.85 million as compared to $61.49 million at December 31, 2008. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.18% at December 31, 2009 and 1.02% of loans, net of unearned income at December 31, 2008. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 93.91% and 113.46% at December 31, 2009 and December 31, 2008, respectively. The coverage ratio for United’s Federal Reserve peer group was 71.93% at September 30, 2009. For United, this ratio decreased as a result of an $18.06 million or 33.32% increase in nonperforming loans during the year of 2009. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $7.4 million or 12.56%. However, this increase was not to the same degree as the overall increase in nonperforming loans. The Company’s detailed methodology and analysis did not indicate a corresponding increase in the allowance for loan losses primarily because of the estimated fair value of the underlying collateral of loans considered impaired.

For the years ended December 31, 2009 and 2008, the provision for credit losses was $46.07 million and $25.16 million, respectively. Net charge-offs were $39.66 million for the year of 2009 as compared to net charge-offs of $20.30 million for the year of 2008. The increase in the provision for credit losses for the year of 2009 was due mainly to the previously mentioned provision of $17.55 million for loans with fraudulent collateral made to three affiliated companies of a commercial customer as well as a continued decline in credit quality in 2009. Net charge-offs as a percentage of average loans were 0.67% for the year of 2009 which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ net charge-offs to average loans percentage was 1.46% for the first nine months of 2009.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$63,603	$58,744	$52,371	$52,871	$51,353

Allowance of purchased company at date of acquisition	—	—	7,648	—	—

Loans charged off:
Commercial, financial and agricultural	21,520	5,014	832	1,060	2,442
Real estate	10,760	7,201	900	778	1,422
Real estate construction	6,288	6,375	4,460	—	—
Consumer and other	2,509	2,608	1,546	1,390	2,152

TOTAL CHARGE-OFFS	41,077	21,198	7,738	3,228	6,016

Recoveries:
Commercial, financial and agricultural	518	233	297	505	677
Real estate	343	264	376	374	778
Real estate construction	89	23	10	—	—
Consumer and other	469	382	450	412	461

TOTAL RECOVERIES	1,419	902	1,133	1,291	1,916

NET LOANS CHARGED OFF	39,658	20,296	6,605	1,937	4,100
Provision for credit losses	46,065	25,155	5,330	1,437	5,618

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$70,010	$63,603	$58,744	$52,371	$52,871

Loans outstanding at the end of period (gross), continuing operations (1)	$5,740,778	$6,020,558	$5,800,561	$4,813,708	$4,656,522

Average loans outstanding during period (net of unearned income) (1)	$5,883,995	$5,863,858	$5,149,430	$4,726,758	$4,493,322

Net charge-offs as a percentage of average loans outstanding	0.67%	0.35%	0.13%	0.04%	0.09%

Allowance for credit losses, continuing operations as a percentage of nonperforming loans	96.9%	117.4%	207.4%	369.2%	401.0%

(1)	Excludes loans held for sale.

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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2009	2008	2007	2006	2005
	(In thousands)

Commercial, financial and agricultural	$43,467	$39,550	$32,957	$27,512	$27,053

Real estate	6,971	4,144	3,058	3,266	6,443

Real estate construction	12,184	10,169	9,169	7,178	2,587

Consumer and other	3,545	4,920	4,166	4,014	5,842

Lending related commitments	2,156	2,109	8,287	8,742	8,733

Allowance for estimated imprecision	1,687	2,711	1,107	1,659	2,213

Total	$70,010	$63,603	$58,744	$52,371	$52,871

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2009	2008	2007	2006	2005
Commercial, financial and agricultural	19.32%	21.20%	20.89%	19.85%	20.10%
Real estate mortgage	65.45%	63.31%	62.65%	62.14%	64.40%
Real estate construction	9.75%	10.01%	10.38%	10.88%	7.47%
Consumer	5.48%	5.48%	6.08%	7.13%	8.03%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

United’s formal company-wide review of the allowance for loan losses at December 31, 2009 produced increased allocations in three of the four loan categories. The components of the allowance allocated to commercial loans increased by $3.9 million due to the impact of downward risk grade migration, increasing delinquency and loss trends that resulted in higher loss rates being applied to loan pool subsets within the portfolio. Real estate loan pool allocations increased $2.8 million also as a result of increases in historical loss rates and to recognize the loss inherent with respect to declining market values and its effect upon residential exposure in selected markets within United’s Washington, D.C. metropolitan area / Shenandoah Valley footprint. The real estate construction loan pool allocations increased $2.0 million in comparison with the December 31, 2008 year-end primarily due to increased historical loss rates and a $1.0 million increase in specific allocations for impaired loans offset somewhat by lower outstanding loan balances. The components of the allowance allocated to consumer loans decreased by $1.4 million due to the refinement of the methodology related to the allocation for overdraft losses as the credit quality of the consumer loan portfolio has remained consistent with the prior year. The allowance for lending-related commitments at December 31, 2009 was relatively flat from December 31, 2008, increasing by only $48 thousand.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $6.9 million at December 31, 2009 and $5.4 million at December 31, 2008. Compared to the prior year-end, this element of the allowance increased by $1.5 million primarily due to increased real estate construction and development loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at December 31, 2009 by $1.0 million to $1.7 million. This represents 2.4% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $70.01 million at December 31, 2009 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.

United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Virginia and Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income was $53.97 million for the year of 2009, down $13.33 million or 19.81% from the year of 2008. Included in noninterest income for the year of 2009 were noncash, before-tax, other-than-temporary impairment charges of $15.02 million on investment securities including an $8.00 million on a single-issue trust preferred security, $5.37 million on a certain TRUP CDO and $782 thousand on one security carried at cost. Noninterest income for the year of 2008 was $67.30 million which included noncash, before-tax other-than-temporary impairment charges on investment securities totaling $10.49 million and a $917 thousand gain related to Visa’s initial public offering and the partial redemption of Visa shares held by United. The noncash, before-tax, other-than-temporary impairment charges of $10.49 million consisted mainly of charges of $9.00 million on a corporate debt holding and $889 thousand on certain marketable equity securities that had been in an unrealized loss position for more than six months. Excluding the results of the investment security transactions, noninterest income for the year of 2009 would have decreased $8.05 million or 10.49% from the year of 2008.

Revenue from trust income and brokerage commissions decreased $3.52 million or 21.21% due to a decrease in the value of the trust assets under management. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Fees from deposit services were $40.29 million for the year of 2009, an increase of $1.10 million or 2.81% as compared to the year of 2008 due mainly to the High Performance Checking Program. In particular, check card fees increased $544 thousand, insufficient funds (NSF) fees increased $417 thousand and account analysis fees increased $154 thousand during the year of 2009.

For the year 2009, income from bank owned life insurance policies decreased $677 thousand or 16.54% due mainly to a decrease in cash surrender values while fees from bankcard transactions decreased $1.66 million or 28.55% compared to the year of 2008 due to a lower volume of spending by consumers as a result of the current economic conditions. Mortgage banking income increased $223 thousand or 57.92% due to increased mortgage loan sales in the secondary market during the year of 2009 as compared to 2008. Mortgage loan sales were $69.67 million in 2009 as compared to $31.15 million in 2008.

Other income decreased $3.49 million or 39.99% for the year of 2009 as compared to last year’s income. This decrease in other income is due mainly to a decrease of $3.54 million in the fair value of certain derivative financial instruments not in a hedging relationship with a similar amount of expense related to a decline in the fair value of derivative financial instruments included in other expense.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2009 was $175.13 million, an increase of $4.05 million or 2.37% from the year of 2008.

Employee compensation for the year of 2009 decreased $2.45 million or 3.99% from the year of 2008 due largely to less commissions and incentives expense. Also included in employee compensation was expense for stock options of $484 thousand for the year of 2009 as compared to $547 thousand for the year of 2008.

Employee benefits expense increased $5.51 million or 40.29%. Specifically within employee benefits expense was an increase in pension expense of $6.22 million due to a decline in the fair value of the plan assets. United uses certain valuation methodologies to measure the fair value of the plan assets which are presented in Note K, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase and decrease by approximately $580 thousand and $520 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease and increase by approximately $1.25 million and $1.43 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease and increase by approximately $666 thousand.

Net occupancy expense increased $336 thousand or 2.01% for the year of 2009 as compared to the year of 2008. The higher net occupancy expense for 2009 was due mainly to additional building rental expense and real property taxes. Equipment expense, including other real estate owned (OREO) costs, increased $2.77 million or 31.07% for the year of 2009 as compared to the year of 2008. The increase from 2008 was due mainly to an increase in losses from sales and deterioration in property values associated with OREO.

Data processing expense increased $864 thousand or 8.63% for the year of 2009 as compared to the year of 2008. Bankcard processing fees decreased $1.62 million or 33.68% due to decreased transactions as a result of less consumer spending for the year of 2009 as compared to last year.

FDIC insurance expense increased $8.03 million or 700.09% for the year of 2009 as compared to the year of 2008. The increase was due mainly to the additional expense of $3.63 million in the second quarter of 2009 for a special assessment by the FDIC as well as higher premiums to increase the insurance fund for banks.

Other expenses decreased $9.39 million or 17.24% for the year of 2009 as compared to the year of 2008 due mainly to a decrease of $3.54 million in the fair value of certain derivative financial instruments not in a hedging relationship with a similar amount of income related to a decline in the fair value of derivative financial instruments included in other income. In addition, several general operating expenses declined for the year of 2009 as compared to the previous year. In particular, advertising expense decreased $1.94 million, telephone expense decreased $1.17 million and core deposit intangibles amortization decreased $933 thousand.

United’s efficiency ratio was 51.35% for the year of 2009 which was comparable to 48.03% for the year of 2008.

Income Taxes

For the year ended December 31, 2009, income taxes were $10.95 million, compared to $36.91 million for 2008. During the third quarter of 2009, United reduced its income tax reserve for uncertainties by $568 thousand as compared to a 2008 reduction of $1.42 million due to the expiration of the statute of limitations for examination of certain years. During the first quarter of 2009, United recorded a benefit associated with the reversal of an allowance for net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. As a result of these tax adjustments, United’s effective tax rate was 14.0% and 29.8% for the years ended December 31, 2009 and 2008, respectively. For further details related to income taxes, see Note J, Notes to Consolidated Financial Statements.

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

Quarterly Results

The first quarter of 2009 saw increased diluted earnings per share in comparison to the same quarter in 2008. Net income for the first quarter of 2009 was $29.63 million or $0.68 per diluted share basis compared to $25.70 million or $0.59 per diluted share in 2008. For the second quarter of 2009, net income was $8.16 million or $0.19 per diluted share compared to $25.15 million or $0.58 per diluted share in 2008. Results for the second quarter of 2009 included a credit loss provision of $17.55 million for three loans with fraudulent collateral made to three affiliated companies of a commercial customer, an additional expense accrual of $3.63 million for a special FDIC assessment, and an other-than-temporary impairment charge of $782 thousand on a specific investment security carried at cost. In the third quarter of 2009, earnings were $12.07 million or $0.28 per diluted share as compared to $19.59 million or $0.45 per diluted share in the third quarter of 2008. The results for the third quarter of 2009 included noncash, before-tax, other-than-temporary impairment charges of $10.96 million on investment securities including $8.00 million on a single-issue trust preferred security and $2.81 million on a certain TRUP CDO. Third quarter of 2009 results also included a positive tax adjustment of $568 thousand which was due to the expiration of the statute of limitations for examinations of certain years.

Fourth quarter of 2009 net income was $17.44 million or $0.40 per diluted share, an increase from net income of $16.52 million or $0.38 per diluted share in the fourth quarter of 2008. Results for the fourth quarter of 2009 included noncash, before-tax, other-than-temporary impairment charges of $2.83 million on certain investment securities. Results for the fourth quarter of 2008 included a noncash, before-tax other-than-temporary impairment charges of $1.18 million on certain investment securities.

Tax-equivalent net interest income for the fourth quarter of 2009 was $63.65 million, a decrease of $2.75 million or 4.14%

from the fourth quarter of 2008. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $153.47 million or 2.11% for the fourth quarter of 2009. Average net loans declined $189.88 million or 3.22% for the fourth quarter of 2009 while average investments decreased $289.63 million or 21.42% due mainly to an increase in maturities and calls of securities from the fourth quarter of 2008. Average short-term investments did increase $326.04 million as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve. In addition, the average yield on earning assets declined 76 basis points for the fourth quarter of 2009 as compared to the same quarter in 2008. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 72 basis points in the fourth quarter of 2009 average cost of funds. The net interest margin for the fourth quarter of 2009 was 3.55%, down 8 basis points from a net interest margin of 3.63% for the fourth quarter of 2008.

For the quarters ended December 31, 2009 and 2008, the provision for credit losses was $6.72 million and $12.21 million, respectively. The decrease in the provision for credit losses from the fourth quarter of 2008 was a result of an increase in the December 31, 2008 allowance for loan losses to account for further credit deterioration in the fourth quarter of 2008. Net charge-offs were $6.45 million for the fourth quarter of 2009 as compared to $7.99 million for the fourth quarter of 2008.

Noninterest income for the fourth quarter of 2009 was $14.21 million, a decrease of $4.97 million from the fourth quarter of 2008. Included in noninterest income for the fourth quarter of 2009 and 2008 were the noncash, before-tax, other-than-temporary impairment charges of $2.83 million and $1.18 million, respectively, on certain investment securities. Excluding the results of the noncash, before-tax, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have decreased $3.53 million or 17.36%. This decrease for the fourth quarter of 2009 was due primarily to a decrease in income from derivatives not in hedge relationships of $4.37 million due to a change in fair value. A similar amount of expense related to the change in the fair value of these derivative financial instruments is included in other expense in the income statement. In addition, revenue from trust and brokerage services decreased $745 thousand due mainly to a decrease in the value of the trust assets under management. Partially offsetting these declines were increases of $977 thousand and $312 thousand, respectively, in income from bank-owned life insurance policies due to an increase in the cash surrender values and fees from deposit services due mainly to the High Performance Checking program.

Noninterest expense for the fourth quarter of 2009 was $43.94 million, a decrease of $2.66 million or 5.71% from the fourth quarter of 2008 due primarily to the decrease of $4.37 million in expense from derivatives not in hedge relationships due to a change in fair value. In addition, employee compensation declined $749 thousand due to less commissions and incentives expense. Partially offsetting these decreases was an increase of $1.68 million in employee benefits due to a $1.86 million increase in expense associated with United’s employee pension plan. Also, equipment expense, including other real estate owned (OREO) costs, increased $703 thousand due mainly to increased losses from sales and declines in fair values of OREO properties while data processing expense increased $482 thousand.

Additional quarterly financial data for 2009 and 2008 may be found in Note T, Notes to Consolidated Financial Statements.

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

United’s business and earnings are also affected by general and local economic conditions. For most of 2009 and 2008, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2009:

		Total Payments Due by Period
(In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years

Deposits without a stated maturity (1)	$3,235,966	$3,235,966	—	—	—
Time deposits (2) (3)	2,803,866	2,095,716	$519,099	$178,186	$10,865
Short-term borrowings (2)	222,944	222,944	—	—	—
Long-term borrowings (2) (3)	1,057,394	407,294	145,716	81,378	423,006
Operating leases	33,979	7,729	12,756	7,762	5,732

(1)	Excludes interest.
(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2009. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2009, United recorded a liability for uncertain tax positions, including interest and penalties, of $1.1 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2009 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note N, Notes to Consolidated Financial Statements.

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

The following tables detail the amounts of significant commitments and letters of credit as of December 31, 2009:

(In thousands)	Amount

Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$504,976

Credit card and personal revolving lines	133,084

Commercial	1,088,281

Total unused commitments	$1,726,341

Financial standby letters of credit	$68,194

Performance standby letters of credit	49,535

Commercial letters of credit	2,121

Total letters of credit	$119,850

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note M, Notes to Consolidated Financial Statements.

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

Cash flows provided by operations in 2009 were $53.66 million which was significantly less than the $113.94 million of cash provided by operations during 2008 due in large part to a $19.66 million decline in net income and the $11 million contribution to United’s pension plan. In 2009, net cash of $545.16 million was provided in investing activities primarily due to net cash received of $310.98 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $239.31 million in portfolio loans. Net cash of $203.54 million was used by investing activities in 2008 due to loan growth of $233.40 million. For the year of 2009, net cash of $362.59 million was used in financing activities due primarily to the repayment of securities sold under agreements to repurchase and overnight FHLB borrowings in the amount of $222.77 million and $212 million, respectively, during the year of 2009. Other uses of cash for financing activities included the repayment of federal funds purchased of $120.35 million and the payment of $50.38 million for cash dividends. For the year of 2008, net cash of $72.49 million was provided by financing activities due primarily to growth of $298.60 million in deposits and net advances of $89.27 million in long-term FHLB borrowings. Uses of cash for financing activities included the repayment of $222.00 million in short-term borrowings, the payment of $50.18 million for cash dividends and the redemption of a trust preferred issuance in the amount of $10.31 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $236.23 million for the year of 2009 as compared to a decrease in cash and cash equivalents of $17.12 million for the year of 2008. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes H and I, Notes to Consolidated Financial Statements for more detail regarding the amounts available to United under its lines of credit.

The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset and Liability Committee.

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 12.23% at December 31, 2009 and 10.99% at December 31, 2008, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 10.97% and 8.94%, respectively, at December 31, 2009, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note Q, Notes to Consolidated Financial Statements.

Total year-end 2009 shareholders’ equity increased $24.84 million or 3.37% to $761.55 million from $736.71 million at December 31, 2008. United’s equity to assets ratio was 9.76% at December 31, 2009 as compared to 9.09% at December 31, 2008. The primary capital ratio, capital and reserves to total assets and reserves, was 10.56% at December 31, 2009, as compared to 9.80% at December 31, 2008. United’s average equity to average asset ratio was 9.64% and 9.76% for the years ended December 31, 2009 and 2008, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2009, United’s Board of Directors declared a cash dividend of $0.30 per share. Dividends per share of $1.17 for the year of 2009 represented an increase over the $1.16 per share paid for 2008. Total cash dividends declared to common shareholders were approximately $50.84 million for the year of 2009 as compared to $50.23 million for the year of 2008. The year 2009 was the thirty-sixth consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2009	2008	2007
Return on average assets	0.85%	1.09%	1.28%
Return on average equity	8.81%	11.12%	12.99%
Dividend payout ratio	75.54%	57.77%	52.33%
Average equity to average assets ratio	9.64%	9.76%	9.83%

2008 COMPARED TO 2007

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2008 were $8.10 billion, an increase of $107.35 billion or 1.34% from year-end 2007. The increase was primarily the result of growth in portfolio loans of $220.67 million or 3.81% due to increases in commercial real estate loans of $139.77 million or 9.27%, commercial loans (not secured by real estate) of $64.89 million or 5.36%, and single-family residential real estate loans of $32.86 million or 1.75%. Other real estate loans also increased $5.31 million or 2.21%. Construction loans were relatively flat from year-end 2007, increasing $672 thousand or less than 1%. These increases were partially offset by a decrease from year-end 2007 in installment loans of $23.49 million or 6.54%. In addition, other assets increased $27.57 million or 12.94% due mainly to increases of $37.28 million in deferred tax assets, $13.45 million in other real estate owned (OREO), $5.35 million in the derivative asset, and $4.09 million in the cash surrender value of bank-owned life insurance policies. Partially offsetting these increases from year-end 2007 were decreases in the funded status of United’s pension plan of $25.82 million, core deposit intangibles of $3.49 million, accounts receivable of $1.56 million and income taxes receivable of $1.49 million. These increases were partially offset by decreases in cash and cash equivalents mainly as the result of an $11.69 million or 5.77% decrease in cash and due from banks. Interest-bearing deposits with other banks increased $3.63 million or 34.36%, and federal funds sold decreased $9.05 million or 51.72%. During the year of 2008, net cash of $113.94 million and $72.49 million was provided by operating and financing activities, respectively. Net cash of $203.54 million was used in investing activities. In addition, total investment securities decreased $102.94 million or 7.38% since year-end 2007. Securities available for sale decreased $59.52 million or 5.15% due to $622.92 million in sales, maturities and calls of securities, $626.20 million in purchases and a decrease of $61.62 million in market value. Securities held to maturity declined $40.82 million or 25.96% from year-end 2007 due to calls and maturities of securities. Other investment securities decreased $2.60 million or 3.21%.

The increase in total assets is reflected in a corresponding increase in total liabilities of $131.84 million or 1.82% from year-end 2007. The increase in total liabilities was due mainly to growth in deposits of $298.20 million or 5.57%. In terms of composition, noninterest-bearing deposits were relatively flat, decreasing $7.33 million or slightly less than 1% while interest-bearing deposits increased $305.53 million or 6.89% from December 31, 2007. The increase in deposits was partially offset by a $179.22 million or 9.90% decrease in borrowings. Since year-end 2007, short-term borrowings decreased $257.74 million or 24.88% due to a $222 million reduction in overnight FHLB borrowings. Federal funds purchased increased $31.11 million or 32.05% while securities sold under agreements to repurchase decreased $65.56 million or 13.11% since year-end 2007. Long-term borrowings increased $78.52 million or 10.14% since year-end 2007 as long-term FHLB advances increased $89.27 million or 15.44%. Issuances of trust preferred securities decreased $10.74 million or 5.48%. In January of 2008, United redeemed the Capital Securities of United Statutory Trust II. As part of the redemption, United retired the $10.31 million principal amount of 8.59% Junior Subordinated Debentures issued by United Statutory Trust II.

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

Net Interest Income

Tax-equivalent net interest income for the year of 2008 was $267.02 million, an increase of $25.13 million or 10.39% from the year of 2007. The net interest margin for the year of 2008 was 3.70%, down 6 basis points from a net interest margin of 3.76% for the year of 2007.

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

Provision for Credit Losses

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

Other Income

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

Other income increased $5.73 million or 191.03% for the year of 2008 as compared to the year of 2007. This increase in other income is due mainly to an increase of $6.85 million in the fair value of certain derivative financial instruments not in a hedging relationship with a similar amount of expense related to a decline in the fair value of derivative financial instruments included in other expense. Income from the outsourcing of official checks processing for the year of 2008 decreased $832 thousand over the same period last year. The outsourcing of official checks processing was discontinued in 2008 and brought “in-house”.

Other Expense

Noninterest expense for the year of 2008 was $171.07 million, an increase of $23.14 million or 15.65% from the year of 2007. Results for the year of 2007 included merger expenses and related integration costs of the Premier acquisition of $1.48 million as well as before-tax penalties of $5.12 million to prepay FHLB advances.

Employee compensation for the year of 2008 increased $8.05 million or 15.11% from the year of 2007 due mainly to the additional employees from the Premier merger. Also included in employee compensation for the year of 2008 was expense for stock options of $547 thousand as compared to $91 thousand for the year of 2007. Employee benefits expense increased $1.74 million or 14.52%. Specifically within employee benefits expense were increases in health insurance costs and employment taxes of $831 thousand and $539 thousand, respectively.

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

Income Taxes

For the year ended December 31, 2008, income taxes were $36.91 million, compared to $39.24 million for 2007. For the years ended December 31, 2008 and 2007, United’s effective tax rates were 29.8% and 30.2%, respectively. During the third quarter of 2008, United reduced its income tax reserve for uncertainties by $1.42 million as compared to a 2007 reduction of $1.06 million due to the expiration of the statute of limitations for examination of certain years.

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2009 and 2008:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	December 31, 2009	December 31, 2008
+200	5.14%	7.60%
+100	1.41%	4.58%
-100	3.77%	-0.50%
-200	—	—

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 1.41% over one year as of December 31, 2009, as compared to an increase of 4.58% as of December 31, 2008. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 5.14% over one year as of December 31, 2009, as compared to an increase of 7.60% as of December 31, 2008. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 3.77% over one year as of December 31, 2009 as compared to a decrease of 0.50% over one year as of December 31, 2008. With the federal funds rate at 0.25% at December 31, 2009 and 2008, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

Extension Risk

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage-related securities generally decline. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, United’s holdings of mortgage-related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

At December 31, 2009, United’s mortgage related securities portfolio had an amortized cost of $625 million, of which approximately $453 million or 72% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 2 years and a weighted average yield of 4.85%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.1%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 15%.

United had approximately $95 million in 15-year mortgage backed securities with a projected yield of 4.69% and a projected average life of 3.2 years as of December 31, 2009. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age of 4.8 years and a weighted average maturity of 9.8 years.

United had approximately $25 million in 20-year mortgage backed securities with a projected yield of 4.78% and a projected average life of 3.9 years on December 31, 2009. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age of 6 years and a weighted average maturity of 13.6 years.

United had approximately $12 million in 30-year mortgage backed securities with a projected yield of 6.49% and a projected average life of 3.9 years on December 31, 2009. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age of 10.2 years and a weighted average maturity of 18.1 years.

The remaining 6% of the mortgage-related securities portfolio at December 31, 2009, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on page 50 hereof.

/s/ Richard M. Adams	/s/ Steven E. Wilson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Bankshares, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of United Bankshares, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia

February 25, 2010

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of United Bankshares, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia

February 25, 2010

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2009	December 31 2008

Assets
Cash and due from banks	$134,605	$190,895
Interest-bearing deposits with other banks	314,445	14,187
Federal funds sold	717	8,452

Total cash and cash equivalents	449,767	213,534
Securities available for sale at estimated fair value (amortized cost-$879,542 at December 31, 2009 and $1,165,116 at December 31, 2008)	811,777	1,097,043
Securities held to maturity (estimated fair value-$70,535 at December 31, 2009 and $103,505 at December 31, 2008)	77,421	116,407
Other investment securities	77,722	78,372
Loans held for sale	5,284	868
Loans	5,740,778	6,020,558
Less: Unearned income	(3,969)	(6,403)

Loans net of unearned income	5,736,809	6,014,155
Less: Allowance for loan losses	(67,853)	(61,494)

Net loans	5,668,956	5,952,661
Bank premises and equipment	57,527	58,560
Goodwill	312,069	312,263
Accrued interest receivable	27,158	31,816
Other assets	317,420	240,567

TOTAL ASSETS	$7,805,101	$8,102,091

Liabilities
Deposits:
Noninterest-bearing	$1,108,157	$906,099
Interest-bearing	4,862,943	4,741,855

Total deposits	5,971,100	5,647,954
Borrowings:
Federal funds purchased	7,835	128,185
Securities sold under agreements to repurchase	211,659	434,425
Federal Home Loan Bank borrowings	587,213	879,538
Other short-term borrowings	3,450	3,710
Other long-term borrowings	184,722	185,147
Allowance for lending-related commitments	2,157	2,109
Accrued expenses and other liabilities	75,415	84,311

TOTAL LIABILITIES	7,043,551	7,365,379

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 and 44,320,832 at December 31, 2009 and 2008, respectively, including 881,419 and 916,941shares in treasury at December 31, 2009 and 2008, respectively	110,798	110,802
Surplus	95,284	96,654
Retained earnings	653,613	637,152
Accumulated other comprehensive loss	(68,383)	(76,151)
Treasury stock, at cost	(29,762)	(31,745)

TOTAL SHAREHOLDERS’ EQUITY	761,550	736,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,805,101	$8,102,091

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2009	2008	2007
Interest income
Interest and fees on loans	$310,077	$358,240	$367,881
Interest on federal funds sold and other short-term investments	309	714	2,504
Interest and dividends on securities:
Taxable	46,834	59,652	55,054
Tax-exempt	8,625	11,305	13,290

Total interest income	365,845	429,911	438,729
Interest expense
Interest on deposits	83,463	124,035	146,918
Interest on short-term borrowings	645	14,828	30,745
Interest on long-term borrowings	36,266	38,256	35,647

Total interest expense	120,374	177,119	213,310

Net interest income	245,471	252,792	225,419
Provision for credit losses	46,065	25,155	5,330

Net interest income after provision for credit losses	199,406	227,637	220,089
Other income
Fees from trust and brokerage services	13,065	16,582	15,414
Fees from deposit services	40,289	39,189	33,835
Bankcard fees and merchant discounts	4,155	5,815	6,063
Other service charges, commissions, and fees	1,906	1,932	1,704
Income from bank-owned life insurance	3,416	4,093	5,389
Income from mortgage banking	608	385	527
Loss on termination of interest rate swaps associated with prepayment of FHLB advances	—	—	(8,113)
Other income	5,236	8,725	2,998

Total other-than-temporary impairment losses	(34,206)	(10,489)	(577)
Portion of loss recognized in other comprehensive income	19,186	—	—

Net other-than-temporary impairment losses	(15,020)	(10,489)	—
Net gains on sales/calls of investment securities	315	1,071	509

Net investment securities losses	(14,705)	(9,418)	(68)

Total other income	53,970	67,303	57,749
Other expense
Employee compensation	58,901	61,347	53,294
Employee benefits	19,192	13,680	11,945
Net occupancy expense	17,018	16,682	14,421
Equipment expense	11,691	8,920	7,044
Data processing expense	10,880	10,016	8,650
Bankcard processing expense	3,198	4,822	5,149
Prepayment penalties on FHLB advances	—	—	5,117
FDIC insurance expense	9,177	1,147	569
Other expense	45,070	54,459	41,740

Total other expense	175,127	171,073	147,929

Income before income taxes	78,249	123,867	129,909
Income taxes	10,951	36,913	39,235

Net income	$67,298	$86,954	$90,674

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2009	2008	2007
Earnings per common share:
Basic	$1.55	$2.01	$2.16

Diluted	$1.55	$2.00	$2.15

Dividends per common share	$1.17	$1.16	$1.13

Average outstanding shares:
Basic	43,410,431	43,286,894	41,901,422
Diluted	43,456,889	43,434,083	42,222,899

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

	Shares	Par Value
Balance at January 1, 2007	44,320,832	$110,802	$93,680	$559,257	$(15,791)	$(113,856)	$634,092
Cumulative effect adjustment for uncertainty in income taxes				(300)			(300)
Net income				90,674			90,674
Other comprehensive income, net of tax					3,311		3,311

Total comprehensive income, net of tax							93,985
Stock based compensation expense			91				91
Acquisition of Premier Community Bankshares, Inc. (2,684,068 shares)			8,443			93,707	102,150
Purchase of treasury stock (751,996 shares)						(25,959)	(25,959)
Distribution of treasury stock for deferred compensation plan (2,541 shares)						76	76
Common dividends declared ($1.13 per share)				(47,446)			(47,446)
Common stock options exercised (238,671 shares)			(3,809)			8,319	4,510

Balance at December 31, 2007	44,320,832	110,802	98,405	602,185	(12,480)	(37,713)	761,199
Cumulative effect adjustment for accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements				(1,486)			(1,486)
Effects of changing pension plan measurement date pursuant to accounting for defined benefit pension and other postretirement plans, net of tax				(270)			(270)
Net income				86,954			86,954
Other comprehensive income, net of tax					(63,671)		(63,671)

Total comprehensive income, net of tax							23,283
Stock based compensation expense			547				547
Purchase of treasury stock (22,062 shares)						(646)	(646)
Distribution of treasury stock for deferred compensation plan (5,938 shares)						183	183
Common dividends declared ($1.16 per share)				(50,231)			(50,231)
Common stock options exercised (185,289 shares)			(2,298)			6,431	4,133

Balance at December 31, 2008	44,320,832	110,802	96,654	637,152	(76,151)	(31,745)	736,712
Net income				67,298			67,298
Other comprehensive income, net of tax					7,768		7,768

Total comprehensive income, net of tax							75,066
Stock based compensation expense			484				484
Purchase of treasury stock (74,703 shares)						(1,304)	(1,304)
Distribution of treasury stock for deferred compensation plan (30,902 shares)						536	536
Cash dividends ($1.17 per share)				(50,837)			(50,837)
Common stock options exercised (79,323 shares)			(1,858)			2,751	893
Fractional shares adjustment	(1,675)	(4)	4

Balance at December 31, 2009	44,319,157	$110,798	$95,284	$653,613	$(68,383)	$(29,762)	$761,550

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)

	Year Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$67,298	$86,954	$90,674
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,065	25,155	5,330
Depreciation, amortization and accretion	6,823	6,658	7,754
Loss (Gain) on sales of bank premises, OREO and equipment	1,594	239	(621)
Loss on termination of interest rate swap	—	—	8,113
Loss on securities transactions	14,705	9,418	68
Loans originated for sale	(74,089)	(30,743)	(37,414)
Proceeds from sales of loans	70,281	31,530	38,715
Gain on sales of loans	(608)	(385)	(530)
Stock-based compensation	484	547	91
Deferred income tax (benefit) expense	(6,625)	(179)	1,656
Contribution to pension plan	(11,000)	—	—
Amortization of net periodic pension costs	4,470	(1,787)	(1,166)
Changes in:
Interest receivable	4,658	6,422	(278)
Other assets	(63,037)	(20,487)	(15,715)
Accrued expenses and other liabilities	(7,362)	598	(15,222)

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,657	113,940	81,455

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	31,353	32,013	57,466
Proceeds from sales of securities held to maturity	—	—	475
Purchases of held to maturity securities	—	—	(621)
Proceeds from sales of securities available for sale	5,500	2,010	9,913
Proceeds from maturities and calls of securities available for sale	507,287	621,029	617,307
Purchases of securities available for sale	(233,160)	(626,202)	(744,376)
Net purchases of bank premises and equipment	(4,947)	(2,428)	(3,048)
Net cash of acquired subsidiary	—	—	(35,778)
Net change in other investment securities	(183)	3,439	(23,983)
Net change in loans	239,311	(233,403)	(240,581)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	545,161	(203,542)	(363,226)

FINANCING ACTIVITIES
Cash dividends paid	(50,383)	(50,179)	(46,424)
Excess tax benefits from stock-based compensation arrangements	273	654	914
Acquisition of treasury stock	(1,180)	(206)	(24,889)
Net proceeds from issuance of trust preferred securities	—	—	82,475
Proceeds from exercise of stock options	724	2,223	3,367
Distribution of treasury stock for deferred compensation plan	536	183	76
Redemption of debt related to trust preferred securities	—	(10,310)	(10,310)
Repayment of long-term Federal Home Loan Bank borrowings	(80,325)	(60,734)	(305,312)
Proceeds from long-term Federal Home Loan Bank borrowings	—	150,000	414,685
Changes in:
Time deposits	(162,714)	386,586	(2,413)
Other deposits	485,860	(87,989)	(192,635)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(555,376)	(257,743)	333,875

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(362,585)	72,485	253,409

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	236,233	(17,117)	(28,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	213,534	230,651	259,013

CASH AND CASH EQUIVALENTS AT END OF YEAR	$449,767	$213,534	$230,651

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2009

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

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement that established the Accounting Standards Codification (ASC). The accounting pronouncement states that the FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source of authoritative GAAP for SEC registrants. This pronouncement, which was subsequently codified as ASC topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards and references herein to authoritative accounting pronouncements have been updated accordingly.

Cash and Cash Equivalents: United considers cash and due from banks, interest-bearing deposits with other banks and federal funds sold as cash and cash equivalents.

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

Gains or losses on sales of securities recognized by the specific identification method are reported in securities gains and losses within noninterest income of the Consolidated Statements of Income. United reviews available-for-sale and held-to-maturity securities on a quarterly basis for possible impairment. United determines whether a decline in fair value below the amortized cost basis of a security is other-than-temporary. This determination requires significant judgment. In making this judgment, United’s review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, recent changes in external credit ratings, the assessment of collection of the security’s contractual amounts from the issuer or issuers. If United intends to sell, or is more likely than not will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The credit loss is defined as the difference between the present value of cash flows expected to be collected and the amortized cost basis. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and is not more likely than not it will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized within noninterest income of the Consolidated Statements of Income, and 2) the amount related to all other factors, which is recognized in other comprehensive income within shareholders’ equity of the Consolidated Balance Sheets.

For equity securities, United evaluates the near-term prospects of the investment in relation to the severity and duration of any impairment and United’s ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment. Equity securities that are deemed to be other-than-temporarily impaired are written down to the fair value with the write-down recognized within noninterest income of the Consolidated Statements of Income.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees amortized and included in interest income were $6,306,000, $5,738,000 and $4,631,000 for the years of 2009, 2008 and 2007, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

Loans Held for Sale: Loans held for sale consist of one-to-four family conforming residential real estate loans originated for sale in the secondary market and carried at the lower of cost or fair value determined on an aggregate basis. Generally, United’s current practice is to sell all fixed-rate, one-to-four family conforming residential real estate loans while holding adjustable–rate loans. However, United will sell certain adjustable-rate, one-to-four family conforming residential real estate loans based on prevailing interest rate conditions and interest rate risk management needs. Gains and losses on sales of loans held for sale are included in mortgage banking income.

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

United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. For the years ended December 31, 2009, 2008 and 2007, United received cash of $1,054,000, $1,772,000 and $2,866,000, respectively, on the retained interest in the securitization and recognized income of the same amounts for the respective periods. However, the securitization trust (the Trust) is subject to an adverse judgment arising from on ongoing class action suit. The adverse judgment, if confirmed on appeal, would be paid from the residual cash flow of the Trust. United cannot currently determine when or how long residual cash flow to United may be interrupted.

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

Other Real Estate Owned: At December 31, 2009 and 2008, other real estate owned (OREO) included in other assets in the

Consolidated Balance Sheets was $40,058,000 and $19,817,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.

Advertising Costs: Advertising costs are generally expensed as incurred. Advertising expense was $3,338,000, $5,277,000 and $4,089,000 for the years of 2009, 2008, and 2007, respectively.

Income Taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.

For uncertain income tax positions, United records a liability based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Intangible Assets: Intangible assets relating to the estimated value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. Based on the most recent goodwill impairment test, no impairment was noted. United incurred amortization expense of $2,561,000, $3,494,000 and $2,868,000 in 2009, 2008, and 2007, respectively, related to all intangible assets. As of December 31, 2009 and 2008, total goodwill approximated $312,069,000 and $312,263,000, respectively.

Derivative Financial Instruments: United accounts for its derivative financial instruments in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The Derivatives and Hedging topic requires all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a hedge relationship.

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

Since January 1, 2006, United has followed the fair value method of accounting for stock-based employee compensation. In accordance with this method, compensation expense is measured based on the grant-date fair value of the stock option award and recognized over the period during which the employee is required to provide services.

No options were granted for the year of 2009. For the year of 2008 and 2007, 10,000 and 244,550 options were granted, respectively. Stock compensation expense was $484,000 in 2009, $547,000 in 2008 and $91,000 in 2007.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options which have an exercise price below market price. The dilutive effect of stock options approximated 46,458 shares in 2009, 147,189 shares in 2008 and 321,477 shares in 2007. There are no other common stock equivalents. Other than common stock, United has no other outstanding securities that may participate in dividends with common shareholders.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2009	2008	2007
Basic
Net Income	$67,298	$86,954	$90,674

Average common shares outstanding	43,410,431	43,286,894	41,901,422

Earnings per basic common share	$1.55	$2.01	$2.16

Diluted
Net Income	$67,298	$86,954	$90,674

Average common shares outstanding	43,410,431	43,286,894	41,901,422
Equivalents from stock options	46,458	147,189	321,477

Average diluted shares outstanding	43,456,889	43,434,083	42,222,899

Earnings per diluted common share	$1.55	$2.00	$2.15

Fair Value Measurements: United determines the fair values of its financial instruments based on the fair value hierarchy established in ASC topic 820, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB delayed the fair value measurements of certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These fair value measurements for such nonfinancial assets and nonfinancial liabilities were deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, United only partially applied the provisions of ASC topic 820 in 2008. Those items affected included other real estate owned (OREO), goodwill and core deposit intangibles. United adopted the remaining fair value measurement requirements on January 1, 2009 which did not have a material impact on United’s consolidated financial statements.

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

Other Recent Accounting Pronouncements: In August of 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (ASC topic 820) - Measuring Liabilities at Fair Value” to provide clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of ASC topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. United adopted ASU 2009-05 on October 1, 2009 as required. The adoption of this guidance did not have a significant impact on United’s financial condition or results of operations.

On June 12, 2009, the FASB issued an accounting pronouncement which changes how a company determines when an entity that is not sufficiently capitalized or is not controlled through voting should be consolidated. This pronouncement will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The pronouncement is effective for interim periods ending after November 15, 2009. United adopted this pronouncement on January 1, 2010 as required. The adoption did not have a significant impact on United’s financial condition or results of operations.

On June 12, 2009, the FASB issued an accounting pronouncement that will require additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This pronouncement also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements of derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for interim periods ending after November 15, 2009. Early adoption is prohibited. United adopted this pronouncement on January 1, 2010 as required. The adoption did not have a significant impact on United’s financial condition or results of operations.

In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement was subsequently codified into ASC topic 855, “Subsequent Events.” ASC topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC topic 855 was effective for interim periods ending after June 15, 2009. United adopted ASC topic 855 during the second quarter of 2009 and this adoption did not have a material impact on United’s financial condition or results of operations.

On April 9, 2009, the FASB issued a staff position to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in ASC topic 820, “Fair Value Measurements and Disclosures”. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. United adopted this staff position within ASC topic 820 during the second quarter of 2009. The adoption of this staff position did not have a material impact on United’s financial condition or results of operations.

On April 9, 2009, the FASB issued a staff position, now contained within ASC topic 320, “Investments – Debt and Equity Securities,” to provide guidance in determining whether impairments in debt securities are other-than-temporary and modifies the presentation and disclosures surrounding such instruments. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. United adopted this staff position during the second quarter of 2009. No previous other-than-temporary loss recognized prior to the adoption of this staff position was noncredit related, thus no cumulative effect adjustment was required in adopting the accounting provisions contained within ASC topic 320. The adoption of this staff position did not have a material impact on United’s financial condition or results of operations.

On April 9, 2009, the FASB issued a staff position, now contained within ASC topic 825, “Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The disclosure provisions of this staff position were adopted during the second quarter of 2009 by United and the adoption did not have any impact on United’s financial condition or results of operations.

In January 2009, the FASB issued a staff position, now contained within ASC topic 320, “Investments – Debt and Equity Securities,” to eliminate the requirement that an investment holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, ASC topic 320 now requires that an other-than-temporary impairment (OTTI) be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the investment holder’s estimated cash flows from the cash flows previously projected. In addition, ASC topic 320 provides additional guidance emphasizing that investment holders should consider all available information (i.e., past events, current conditions, and expected events) when developing estimates of future cash flows in their OTTI assessments. The guidance was effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to prior interim or annual reporting periods is not permitted. United adopted this staff position on January 1, 2009. The adoption of this staff position did not have a material impact on United’s financial condition or results of operations.

In December 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 715, “Compensation – Retirement Benefits,” which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The objectives of the enhanced disclosures are to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of an employer’s plan assets; the inputs and valuation techniques used to measure the fair value of a plan’s assets; the effect of fair value measurements on plan assets using significant unobservable inputs, and significant concentrations of risk within plan assets. Additionally, ASC topic 715 requires employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant Level 3 unobservable inputs. This reconciliation will require entities to separately present changes during the period that are attributable to actual return on plan assets, purchases, sales and settlements, and transfers in and out of Level 3. The disclosure provisions of ASC topic 715 are required for reporting periods ending after December 15, 2009. Comparative disclosures are not required upon adoption and earlier application is permitted. United adopted the provisions of ASC topic 715 in the fourth quarter of 2009 as required and the adoption did not have a material impact on United’s financial condition, results of operations, or liquidity.

In December 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 810, “Consolidation,” to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities (VIEs). The enhanced disclosures of ASC topic 810 were required for the first reporting period, interim or annual, ending after December 15, 2008. The new disclosure provisions of ASC topic 810 have been adopted by United and the adoption did not have any impact on United’s financial condition, results of operations, or liquidity.

In March 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 815, “Derivatives and Hedging,” to establish new disclosures intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new disclosure requirements were effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The new disclosure provisions of ASC topic 815 have been adopted by United and the adoption did not have any impact on United’s financial condition, results of operations, or liquidity.

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

NOTE B—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,960	$54	$—	$5,014
State and political subdivisions	96,900	3,389	167	100,122
Residential mortgage-backed securities
Agency	478,916	18,924	—	497,840
Non-agency	145,480	55	11,690	133,845
Trust preferred collateralized debt obligations	132,457	—	73,162	59,295
Single issue trust preferred securities	15,552	49	5,214	10,387
Marketable equity securities	5,277	159	162	5,274

Total	$879,542	$22,630	$90,395	$811,777

	December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,704	$113	$—	$10,817
State and political subdivisions	112,720	1,357	1,345	112,732
Residential mortgage-backed securities
Agency	681,147	13,525	75	694,597
Non-agency	202,214	—	21,492	180,722
Trust preferred collateralized debt obligations	137,740	—	53,608	84,132
Single issue trust preferred securities	15,521	—	6,252	9,269
Marketable equity securities	5,070	—	296	4,774

Total	$1,165,116	$14,995	$83,068	$1,097,043

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2009 and 2008.

	Less than 12 months		12 months or longer
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2009
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$3,443	$53	$2,649	$114
Residential mortgage-backed securities
Agency	163	—	—	—
Non-agency	26,181	209	85,138	11,481
Trust preferred collateralized debt obligations	—	—	59,295	73,162
Single issue trust preferred securities	115	19	9,239	5,195
Marketable equity securities	244	17	448	145

Total	$30,146	$298	$156,769	$90,097

	Less than 12 months		12 months or longer
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2008
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$38,574	$1,345	—	—
Residential mortgage-backed securities
Agency	13,718	18	$5,491	$57
Non-agency	159,590	18,008	21,133	3,484
Trust preferred collateralized debt obligations	19,562	10,211	64,571	43,396
Single issue trust preferred securities	5,537	5,043	3,732	1,210
Marketable equity securities	613	277	356	19

Total	$237,594	$34,902	$95,283	$48,166

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

	Year Ended
(In thousands)	2009	2008	2007
Proceeds from sales and calls	$512,787	$623,039	$627,220
Gross realized gains	772	116	235
Gross realized losses	541	—	—

The realized losses relate to sales of securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

At December 31, 2009, gross unrealized losses on available for sale securities were $90,395,000 on 97 securities of a total portfolio of 373 available for sale securities. Securities in an unrealized loss position at December 31, 2009 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio.

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

At December 31, 2009, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. After completing the analysis, management determined that the expected cash flows from these particular securities were less than the cash flows originally expected at purchase as an adverse change had occurred. Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2009 related to these securities was $2.56 million. The noncredit-related other-than-temporary impairment recognized in the fourth quarter on these securities, which are not expected to be sold, was $14.24 million. The noncredit-related other-than-temporary impairment, net of deferred taxes, of $9.26 million was recognized during the fourth quarter in accumulated other comprehensive income (loss) (OCI).

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of December 31, 2009 consisted of $15.00 million in investment grade bonds, $7.39 million in split-rated bonds and $110.07 million in below investment grade bonds. In the single issue trust preferred securities portfolio, there were no securities greater than $6.00 million in an unrealized loss position for twelve months or longer.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of December 31, 2009:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior	$25,209	$14,927	$10,282	$15,000	—	$10,209
Mezzanine (now in senior position)	19,146	8,777	10,369	—	$7,390	11,756
Mezzanine	88,102	35,591	52,511	—	—	88,102
Single issue trust preferred	14,434	9,239	5,195	3,357	5,466	5,611

Totals	$146,891	$68,534	$78,357	$18,357	$12,856	$115,678

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

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2009 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of

December 31, 2009, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United recognized $120 thousand of other than temporary impairment during the fourth quarter of 2009. For the remaining equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any other individual equity security is other-than-temporarily impaired. As of December 31, 2009, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the fourth quarter of 2009, United recorded losses of $139 thousand on certain investment tax credit securities within its held to maturity investment portfolio that were considered other-than-temporarily impaired. United also evaluated all of its cost method investments and identified certain events or changes in circumstances during the fourth quarter of 2009 which had a significant adverse effect on the fair value of certain cost method securities. Therefore, United recorded an impairment loss of $9 thousand in the fourth quarter of 2009 on these certain cost method securities.

Below is a progression of the anticipated credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

(In thousands)
Balance of cumulative credit losses at December 31, 2008	$10,489
Additions for credit losses on securities for which OTTI was not previously recognized	14,630
Additions for additional credit losses on securities for which OTTI was previously recognized	390

Balance of cumulative credit losses at December 31, 2009	$25,509

The amortized cost and estimated fair value of securities available for sale at December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $624,396,000 and an estimated fair value of $631,685,000 at December 31, 2009 are included below based upon contractual maturity.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,560	$10,613
Due after one year through five years	62,537	64,514
Due after five years through ten years	179,564	183,417
Due after ten years	621,604	547,959
Marketable equity securities	5,277	5,274

Total	$879,542	$811,777

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,331	$1,588	$—	$12,919
State and political subdivisions	25,904	666	79	26,491
Residential mortgage-backed securities
Agency	108	12	—	120
Non-agency	2	—	—	2
Single issue trust preferred securities	33,499	—	9,073	24,426
Other corporate securities	6,577	—	—	6,577

Total	$77,421	$2,266	$9,152	$70,535

	December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,455	$2,630	$—	$14,085
State and political subdivisions	34,495	594	291	34,798
Residential mortgage-backed securities
Agency	133	8	—	141
Non-agency	2	—	—	2
Single issue trust preferred securities	59,069	404	15,324	44,149
Other corporate securities	11,253	—	923	10,330

Total	$116,407	$3,636	$16,538	$103,505

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2009, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($10.14 million), SunTrust Bank ($7.36 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls of held to maturity securities that have been included in earnings as a result of those calls. Gains or losses on calls of held to maturity securities are recognized by the specific identification method.

	Year Ended
(In thousands)	2009	2008	2007
Gross realized gains	129	38	757
Gross realized losses	45	124	503

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $110,000 and an estimated fair value of $122,000 at December 31, 2009 are included below based upon contractual maturity.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,770	$2,807
Due after one year through five years	8,196	8,428
Due after five years through ten years	21,682	23,447
Due after ten years	44,773	35,853

Total	$77,421	$70,535

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $734,403,000 and $1,101,632,000 at December 31, 2009 and 2008, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized losses of $7,301,000 and $8,034,000 at December 31, 2009 and 2008, respectively, on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2009, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$3,978	0.07%	$982	5.47%	$11,331	5.65%	—	—
States and political subdivisions (1)	3,386	7.00%	24,362	6.27%	54,908	6.35%	$40,148	6.74%
Residential mortgage-backed securities
Agency	5,967	4.23%	30,111	4.81%	78,656	4.87%	364,290	4.92%
Non-agency	—	—	14,277	4.74%	54,351	5.01%	76,854	5.57%
Trust preferred collateralized debt obligations	—	—	—	—	—	—	132,457	3.22%
Single issue trust preferred securities	—	—	—	—	—	—	49,051	4.41%
Marketable equity securities	—	—	—	—	—	—	5,277	2.20%
Other Corporate securities	—	—	1,000	—	2,000	—	3,577	—

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE C—LOANS

Major classifications of loans are as follows:

	December 31
(In thousands)	2009	2008
Loans held for sale	$5,284	$868

Commercial, financial, and agricultural	$1,108,265	$1,274,937
Real Estate:
Single family residential	1,859,439	1,915,355
Commercial	1,619,628	1,647,307
Construction	559,602	601,995
Other	275,405	245,214
Consumer	318,439	335,750
Less: Unearned interest	(3,969)	(6,403)

Total Loans, net of unearned interest	$5,736,809	$6,014,155

At December 31, 2009 and 2008, loans-in-process of $802,000 and $3,944,000 and overdrafts from deposit accounts of $3,581,000 and $3,148,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $91,820,000 and $123,536,000 at December 31, 2009 and 2008, respectively. During 2009, $144,293,000 of new loans were made and repayments totaled $176,009,000.

Nonperforming loans include 1) nonaccrual loans, 2) loans that are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers. At December 31, 2009 and 2008, nonperforming loans were as follows:

	December 31,
(In thousands)	2009	2008
Nonaccrual loans	$50,856	$42,317
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	20,314	11,881
Restructured loans	1,087	—

Total Nonperforming Loans	$72,257	$54,198

At December 31, 2009, the recorded investment in loans that were considered to be impaired was $63,221,000. Included in this amount were $37,937,000 of impaired loans for which the related allowance for credit losses was $6,891,000 and $25,284,000 of impaired loans that did not have an allowance for credit losses. At December 31, 2008, the recorded investment in loans that were considered to be impaired was $59,742,000. Included in this amount were $30,253,000 of impaired loans for which the related allowance for credit losses was $5,434,000, and $29,489,000 of impaired loans that did not have an allowance for credit losses.

The average recorded investment in impaired loans during the years ended December 31, 2009, 2008 and 2007 was approximately $58,896,000, $50,281,000 and $28,908,000, respectively. The increase in impaired loans for 2009 and 2008 was due mainly to a weakened credit environment as a result of a deterioration of economic conditions.

The amount of interest income that would have been recorded on impaired loans under the original terms was $4,100,000, $4,108,000 and $1,865,000 for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, United recognized interest income on those impaired loans of approximately $1,255,000, $2,085,000 and $1,423,000, respectively, substantially all of which was recognized using the accrual method of income recognition.

NOTE D—ALLOWANCE FOR CREDIT LOSSES

United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,157,000 and $2,109,000 at December 31, 2009 and 2008 is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2009	2008	2007
Balance at beginning of period	$63,603	$58,744	$52,371
Allowance of purchased subsidiaries	—	—	7,648
Provision for credit losses	46,065	25,155	5,330

	109,668	83,899	65,349

Loans charged off	41,077	21,198	7,738
Less recoveries	1,419	902	1,133

Net charge-offs	39,658	20,296	6,605

Balance at end of period	$70,010	$63,603	$58,744

NOTE E—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2009	2008
Land	$17,819	$17,824
Buildings and improvements	66,316	65,960
Leasehold improvements	17,683	18,468
Furniture, fixtures and equipment	52,265	80,082

	154,083	182,334
Less allowance for depreciation and amortization	96,556	123,774

Net bank premises and equipment	$57,527	$58,560

Depreciation expense was $5,849,000, $5,770,000, and $5,171,000 for years ending December 31, 2009, 2008 and 2007, respectively, while amortization expense was $103,000 in each of these respective periods.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $8,178,000, $7,889,000 and $7,336,000 for the years ended December 31, 2009, 2008 and 2007, respectively. United Bank (WV) leases one of its offices from a company that is beneficially owned by a United director. United Bank (WV) also leases two additional offices from a former United director who retired from the Board in May of 2008. Rent expense incurred on these facilities was $1,024,000, $995,000, and $976,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2009, consisted of the following:

Year	Amount
(In thousands)
2010	$7,729
2011	6,846
2012	5,910
2013	4,328
2014	3,434
Thereafter	5,732

Total minimum lease payments	$33,979

NOTE F—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(26,172)	$4,823

Goodwill not subject to amortization			$312,069

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	$(23,611)	$7,384

Goodwill not subject to amortization			$312,263

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2009:

Year	Amount
(In thousands)
2010	$1,884
2011	1,362
2012	915
2013	466
2014 and thereafter	196

NOTE G—DEPOSITS

The book value of deposits consisted of the following:

	December 31
(Dollars in thousands)	2009	2008
Demand deposits	$575,501	$419,091
Interest-bearing checking	257,654	175,065
Regular savings	348,982	322,478
Money market accounts	2,053,829	1,833,472
Time deposits under $100,000	1,409,137	1,886,256
Time deposits over $100,000	1,325,997	1,011,592

Total deposits	$5,971,100	$5,647,954

Interest paid on deposits approximated $88,576,000, $127,412,000 and $144,532,000 in 2009, 2008 and 2007, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $158,882,000 and $107,797,000 at December 31, 2009 and 2008, respectively.

NOTE H—SHORT-TERM BORROWINGS

At December 31, 2009 and 2008, short-term borrowings and the related weighted-average interest rates were as follows:

	2009		2008
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Federal funds purchased	$7,835	0.20%	$128,185	0.34%
Securities sold under agreements to repurchase	211,659	0.04%	434,425	0.06%
Overnight FHLB Advances	—	—	212,000	0.57%
TT&L note option	3,450	—	3,710	—

Total	$222,944		$778,320

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

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2009	$7,835	$211,659
2008	128,185	434,425
2007	97,074	499,989
Weighted-average interest rate at year-end:
2009	0.2%	—
2008	0.3%	0.1%
2007	4.1%	3.3%
Maximum amount outstanding at any month’s end:
2009	$207,680	$367,887
2008	128,185	572,007
2007	138,150	613,665
Average amount outstanding during the year:
2009	$89,109	$329,905
2008	104,919	535,125
2007	99,415	553,257
Weighted-average interest rate during the year:
2009	0.4%	—
2008	2.1%	1.4%
2007	5.0%	4.1%

At December 31, 2009, repurchase agreements included $210,216,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than one year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United is in the process of finalizing a $10,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line will be an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line will require compliance with various financial and nonfinancial covenants. United previously had an additional line of credit in the amount of $30,000,000 with another unrelated financial institution. United chose to terminate this line due to the lack of use and associated fee structure. At December 31, 2009 and 2008, United had no outstanding balance under either of these lines of credit.

United Bank (VA) participates in the Treasury Investment Program (TT&L), which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established that must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2009, United Bank (VA) had an outstanding balance of $3,450,000 and had additional funding available of $1,550,000.

Interest paid on short-term borrowings approximated $767,000, $15,316,000 and $31,373,000 in 2009, 2008 and 2007, respectively.

NOTE I—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2009, the total carrying value of loans pledged as collateral for FHLB advances approximated $2,765,115,000. United had an unused borrowing amount as of December 31, 2009 of approximately $1,610,601,000 available subject to delivery of collateral after certain trigger points.

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

At December 31, 2009 and 2008, FHLB advances and the related weighted-average interest rates were as follows:

	2009			2008
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$587,213	2.52%	2.52%	$879,538	2.67%	2.67%

No overnight funds were included in the $587,213,000 above at December 31, 2009. At December 31, 2008, included in the $879,538,000 above was $212,000,000 of overnight funds while $667,538,000 was long-term advances. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2009 and 2008 to manage interest rate risk on its long-term debt. Additional information is provided in Note N, Notes to Consolidated Financial Statements.

At December 31, 2009, United had a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2009 and 2008, the outstanding balance of the Debentures were $184,722,000 and $185,147,000, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

As part of the acquisition of Premier Community Bankshares, Inc. (Premier) on July 14, 2007, United assumed all the obligations of Premier and its subsidiaries. Premier had a total of four statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Premier. At merger, Premier owed approximately $39 million on its debentures. The Capital Securities assumed in the Premier acquisition qualify as Tier 1 capital of United under current regulatory reporting requirements.

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
(Dollars in thousands)
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	6.67% Fixed, until October 2012	October 1,2037
United Statutory Trust VI	September 20, 2007	$30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	6.62% Fixed, until March 2012	March 1, 2037

At December 31, 2009 and 2008, the Debentures and their related weighted-average interest rates were as follows:

	2009		2008
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
Sequoia Trust I	7,942	10.18%	8,452	10.18%
United Statutory Trust III	20,619	3.10%	20,619	4.72%
United Statutory Trust IV	25,774	3.13%	25,774	6.32%
United Statutory Trust V	51,547	6.67%	51,547	6.67%
United Statutory Trust VI	30,928	6.60%	30,928	6.60%
Premier Statutory Trust II	6,121	3.38%	6,036	7.92%
Premier Statutory Trust III	8,248	1.99%	8,248	3.74%
Premier Statutory Trust IV	14,433	1.80%	14,433	3.05%
Premier Statutory Trust V	10,310	6.62%	10,310	6.62%

Total	$184,722		$185,147

At December 31, 2009, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2010	$385,129
2011	60,212
2012	55,000
2013	29,465
2014 and thereafter	242,129

Total	$771,935

Interest paid on long-term borrowings approximated $37,094,000, $38,049,000 and $33,863,000 in 2009, 2008 and 2007, respectively.

NOTE J—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2009	2008	2007
Current expense:
Federal	$17,222	$35,800	$36,378
State	354	1,292	1,201
Deferred expense (benefit):
Federal and State	(6,625)	(179)	1,656

Total income taxes	$10,951	$36,913	$39,235

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$27,387	35.0%	$43,354	35.0%	$45,468	35.0%
Plus: State income taxes net of federal tax benefits	230	0.3	840	0.7	800	0.6

	27,617	35.3	44,194	35.7	46,268	35.6
Increase (decrease) resulting from:
Tax-exempt interest income	(3,885)	(5.0)	(4,171)	(3.4)	(3,843)	(3.0)
Tax reserve adjustment	(4,685)	(6.0)	(1,023)	(0.8)	(955)	(0.7)
Reversal of net operating loss valuation allowance	(7,978)	(10.2)	—	—	—	—
Other items-net	(118)	(0.1)	(2,087)	(1.7)	(2,235)	(1.7)

Income taxes	$10,951	14.0%	$36,913	29.8%	$39,235	30.2%

For years ended 2009, 2008 and 2007, United recognized a federal income tax benefit applicable to securities transactions of $110,000, $375,000 and $24,000, respectively. Income taxes paid approximated $22,152,000, $34,208,000 and $48,563,000 in 2009, 2008 and 2007, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Taxes not on income, which consists mainly of business franchise taxes, were $4,252,000, $4,382,000 and $4,516,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Deferred tax assets:
Allowance for credit losses	$26,727	$25,346
Other accrued liabilities	134	228
Unrecognized components of net periodic pension costs	13,006	15,948
Unrealized loss on cash flow hedge	2,691	3,754
Unrealized loss on securities available for sale	23,812	24,230
Net operating loss	6,443	—
Other	2,072	1,014

Total deferred tax assets	74,885	70,520

Deferred tax liabilities:
Purchase accounting intangibles	6,303	6,769
Deferred mortgage points	1,368	1,379
Accrued benefits payable	11,728	9,139
Premises and equipment	1,548	1,497

Total deferred tax liabilities	20,947	18,784

Net deferred tax assets	$53,938	$51,736

At December 31, 2009, United had state net operating loss carryforwards of approximately $117 million that are subject to limitation imposed by tax laws and, if not used, will expire from 2025 to 2028.

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements. United adopted these recognition provisions of ASC topic 740 as of January 1, 2007, as required. The cumulative effect of adopting these recognition provisions was $300,000 which was recorded in retained earnings. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the ASC topic 740.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2009	2008
Unrecognized tax benefits at beginning of year	$7,321	$7,545
(Decreases) Increases in unrecognized tax benefits as a result of tax positions settled during the current period	(5,744)	1,736
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(459)	(1,960)

Unrecognized tax benefits at end of year	$1,118	$7,321

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2006 through 2008. Late in the first quarter of 2009, the State of West Virginia finalized its tax exam for the years ended December 31, 2005 through 2007. In accordance with ASC topic 740, at the close of the examination, United recognized a benefit associated with net operating loss carryforwards, coupled with a positive adjustment to income tax expense due to settlement of previously uncertain tax positions. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11,507,000.

As of December 31, 2009 and 2008, the total amount of accrued interest related to uncertain tax positions was $490,000 and $754,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results or operations for the years of 2009, 2008 and 2007.

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

Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $131,000 ($79,000 net of tax), unrecognized prior service costs of $5,000 ($3,000 net of tax) and unrecognized actuarial losses of $32,848,000 ($19,709,000 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2010 is $131,000 ($79,000 net of tax), $1,000 ($1,000 net of tax), and $2,310,000 ($1,386,000 net of tax), respectively.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Service cost	$2,337	$2,165	$2,154
Interest cost	4,129	3,721	3,474
Expected return on plan assets	(5,328)	(7,691)	(7,213)
Amortization of transition asset	(175)	(175)	(175)
Recognized net actuarial loss	3,506	192	593
Amortization of prior service cost	1	1	1

Net periodic pension cost	$4,470	$(1,787)	$(1,166)

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	6.25%
Expected return on assets	8.00%	8.50%	8.50%
Rate of Compensation Increase (prior to age 45)	4.75%	4.75%	—
Rate of Compensation Increase (otherwise)	3.25%	3.25%	3.25%

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2009 and the accumulated benefit obligation at December 31, 2008 is as follows:

(Dollars in thousands)	December 31,
Change in Projected Benefit Obligation	2009	2008
Projected Benefit Obligation at the Beginning of the Year	$65,208	$60,690
Service Cost	2,337	2,707
Interest Cost	4,129	4,651
Actuarial (Gain) Loss	554	(517)
Benefits Paid	(2,092)	(2,323)

Projected Benefit at the End of the Year	$70,136	$65,208
Accumulated Benefit Obligation at the End of the Year	$63,324	$59,516

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$67,583	$91,640
Actual Return on Plan Assets	11,016	(21,734)
Benefits Paid	(2,092)	(2,323)
Employer Contributions	11,000	—

Fair value of plan assets at end of year	$87,507	$67,583

Net Amount Recognized
Funded Status	$17,371	$2,375
Unrecognized Transition Asset	(131)	(307)
Unrecognized Prior Service Cost	5	7
Unrecognized Net Loss	32,848	41,489

Net Amount Recognized	$50,093	$43,564

Weighted-Average Assumptions at the End of the Year
Discount Rate	6.25%	6.25%
Rate of Compensation Increase (prior to age 45)	3.75%	4.75%
Rate of Compensation Increase (otherwise)	2.75%	3.25%

In September 2006, the FASB issued ASC topic 715, “Compensation – Retirement Benefits.” The measurement date provisions of ASC topic 715 require employers to measure the funded status of a plan as of the end of the employers’ fiscal year, with limited exceptions. United adopted the measurement date provisions of ASC topic 715 as of January 1, 2008, as required. As a result, United recognized a net periodic pension cost of $270, net of tax, for the period between the prior measurement date of September 30, 2007 and December 31, 2007 as a separate adjustment of the opening balance of retained earnings on January 1, 2008. Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2010	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2009	December 31, 2008
Equity Securities	70%	50-80%	60%	38%
Debt Securities	25%	20-40%	35%	51%
Other	5%	3-10%	5%	11%

Total			100%	100%

Equity securities include United common stock in the amounts of $2,113,000 (4%) at December 31, 2009 and $3,516,000 (5%) at December 31, 2008.

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

At December 31, 2009, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2010	$2,368
2011	2,594
2012	2,842
2013	3,135
2014	3,452
2015 through 2019	20,761

During the fourth quarter of 2009, United contributed to the plan $11 million. No employer contributions were made to or required by the plan in 2008. During the third quarter of 2006, United contributed to the plan $26.64 million, its maximum allowable contribution by law. For 2010, no contributions to the plan will be required by funding regulations or law. However, United may make a discretionary contribution in 2010, the amount of which cannot be reasonably estimated at this time.

In accordance with ASC topic 715 and using the guidance contained in ASC topic 820, the following is a description of the valuation methodologies used to measure the plan assets at fair value.

Cash and Cash Equivalents: These underlying assets of are highly liquid U.S. government obligations. The fair value of cash and cash equivalents approximates cost (Level 1).

Debt Securities: These securities of the U.S. Government, municipalities, private issuers and corporations are valued at the closing price reported in the active market in which the individual security is traded (Level 1).

Common and Preferred Stock: Theses securities are valued at the closing price on the respective stock exchange (Level 1).

Mutual Funds: Generally, these securities are valued at the closing price reported in the active market in which the individual mutual fund is traded (Level 1). However, certain funds are valued by the fund administrator using pricing models that considers observable market data (Level 2).

The following table presents the balances of the plan assets, by fair value hierarchy level, as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$4,200	$4,200	—	—

Fixed Income Securities:
U.S. Government obligations	244	244	—	—
Mortgage backed securities	662	662	—	—
Collateralized mortgage obligations	1,524	1,524	—	—
Municipal obligations	640	640	—	—
Corporate bonds	4,524	4,524	—	—

Fixed Income Mutual Funds:
Unclassified	1,989	1,989	—	—
Financials	6,678	—	$6,678	—
Fixed income - general	2,074	2,074	—	—
Domestic	9,243	9,243	—	—
Alternative	3,376	3,376	—	—

Equity Securities:
Preferred stock	265	265	—	—
Common stock	12,390	12,390	—	—

Equity Mutual Funds:
Unclassified	2,222	2,222	—	—
Domestic equity large cap	14,626	14,626	—	—
Domestic equity small cap	9,043	9,043	—	—
International emerging equity	5,086	5,086	—	—
International equity developed	6,819	6,819	—	—
Alternative equity	1,902	1,902	—	—

Total	$87,507	$80,829	$6,678	—

Preferred stock investments are in financial institutions. Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to

Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,180,000, $956,000 and $776,000 in 2009, 2008 and 2007, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2009 and 2008, the combined plan assets included 826,752 and 730,602 shares, respectively, of United common stock with an approximate fair value of $16,510,000 and $24,271,000, respectively. Dividends paid on United common stock held by the plans approximated $895,000, $863,000 and $822,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

NOTE L—STOCK BASED COMPENSATION

On March 20, 2006, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan, which was subsequently approved by United’s shareholders at its Annual Meeting on May 15, 2006. The 2006 Stock Option Plan became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of December 31, 2009, 254,550 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $484 thousand in the year of 2009 which was included in salaries and employee benefit expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.

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

The fair value of the 10,000 options granted during the second quarter of 2008 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.14%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.3297; and a weighted-average expected option life of 5.89 years, respectively. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of option activity under the Plans as of December 31, 2009, and the changes during the year of 2009 are presented below:

	Year ended December 31, 2009
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2009	1,724,649			$27.98
Granted	—			—
Exercised	79,323			10.68
Forfeited or expired	155,024			27.07

Outstanding at December 31, 2009	1,490,302	$1,240	4.3	$28.99

Exercisable at December 31, 2009	1,270,002	$1,240	3.7	$29.20

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2009:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2009	237,550	$7.06
Granted	—	—
Vested	—	—
Forfeited or expired	17,250	7.06

Nonvested at December 31, 2009	220,300	$7.06

As of December 31, 2009, the total unrecognized compensation cost related to nonvested awards was $432 thousand with a weighted-average expense recognition period of 0.83 years. The total fair value of awards vested during the year ended December 31, 2009, was zero as none of the awards granted in 2007 has vested.

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

Cash received from options exercised under the Plans for the years ended December 31, 2009, 2008 and 2007 was $724 thousand, $2.22 million, and $3.37 million, respectively. During 2009 and 2008, 79,323 and 170,685 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2009 and 2008. The weighted-average grant-date fair value of options granted in the year of 2008 and 2007 was $7.25 and $7.06, respectively. No options were granted in the year of 2009. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2009, 2008, and 2007 was $800 thousand, $1.65 million, and $3.35 million, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $273 thousand, $654 thousand and $914 thousand from excess tax benefits related to share-based compensation for the year of 2009, 2008 and 2007, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,726,341,000 and $1,874,051,000 of loan commitments outstanding as of December 31, 2009 and 2008, respectively, substantially all of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $2,121,000 and $3,035,000 as of December 31, 2009 and 2008, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $117,729,000 and $129,023,000 as of December 31, 2009 and 2008, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

NOTE N—DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2009, United has fair value hedges and a cash flow hedge.

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

For the years ended December 31, 2009 and 2008, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2009 and 2008.

Derivative Hedging Instruments

	December 31, 2009			December 31, 2008
(Dollars in thousands)	Notional Amount	Average Receive Rate	Average Pay Rate	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,694	—	6.27%	$14,500	—	6.27%

Total Derivatives Used in Fair Value Hedges	$13,694			$14,500

Cash Flow Hedges:
Pay Fixed Swap (Hedging FHLB Borrowing)	$234,685	—	3.79%	$234,685	—	3.79%

Total Derivative Used in Cash Flow Hedges	$234,685			$234,685
Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$248,379			$249,185

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2009		December 31, 2008
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,772	Other assets	$6,201

Total derivatives not designated as hedging instruments		$3,772		$6,201

Total asset derivatives		$3,772		$6,201

	Liability Derivatives
	December 31, 2009		December 31, 2008
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$9,077	Other liabilities	$12,803

Total derivatives designated as hedging instruments		$9,077		$12,803

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,772	Other liabilities	$6,201

Total derivatives not designated as hedging instruments		$3,772		$6,201

Total liability derivatives		$12,849		$19,004

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007 are presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2009	December 31, 2008	December 31, 2007
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$103	$217	$309

Total derivatives in fair value hedging relationships		$103	$217	$309

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$3,504	$7,041	$196
Interest rate contracts (2)	Other expense	$(3,504)	$(7,041)	$(196)

Total derivatives not designated as hedging instruments		$—	$—	$—

Total derivatives		$103	$217	$309

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

For the years ended December 31, 2009 and 2008, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were not significant to United’s Consolidated Statements of Income. For the year ended December 31, 2009, $1,974,000 in net deferred gains, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. For the years ended December 31, 2008, $7,399,000 in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. During the next 12 months, United does not expect to reclassify into earnings any of the net deferred loss reported in other comprehensive income at December 31, 2009.

NOTE O—COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2009	2008	2007
Net Income	$67,298	$86,954	$90,674
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(24,887)	—	—
Related income tax effect	8,710	—	—
Less : OTTI charges recognized in net income	5,701	—	—
Related income tax effect	(1,995)	—	—

Net unrealized losses on AFS securities with OTTI	(12,471)	—	—

AFS securities – all other:
Net change in unrealized gains (losses) on AFS securities arising during the period	19,725	(71,040)	65
Related income tax effect	(6,904)	24,864	(23)
Net reclassification adjustment for (gains) losses included in net income	(231)	9,418	68
Related income tax expense (benefit)	81	(3,296)	(24)

	12,671	(40,054)	86

Net effect of AFS securities on other comprehensive income	200	(40,054)	86

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	817	51	1,197
Related income tax expense	(286)	(18)	(419)
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	69	266	383
Related income tax expense	(24)	(93)	(134)

Net effect of HTM securities on other comprehensive income	576	206	1,027

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	3,037	(11,383)	(3,915)
Related income tax (benefit) expense	(1,063)	3,984	1,370
Termination of cash flow hedge	—	—	6,909
Related income tax (benefit)	—	—	(2,418)

Net effect of cash flow hedge derivatives on other comprehensive income	1,974	(7,399)	1,946

Pension plan:
Change in pension asset	4,491	(25,285)	—
Related income tax (benefit) expense	(1,572)	8,850	—
Amortization of transition asset	(175)	(175)	(175)
Related income tax expense	65	69	70
Amortization of prior service cost	1	1	1
Related income tax benefit	—	—	—
Recognized net actuarial loss	3,506	193	593
Related income tax benefit	(1,298)	(77)	(237)

Net effect of change in pension plan asset on other comprehensive income	5,018	(16,424)	252

Total change in other comprehensive income, net of tax	7,768	(63,671)	3,311

Total Comprehensive Income	$75,066	$23,283	$93,985

NOTE P—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

	December 31
(In thousands)	2009	2008
Assets
Cash and due from banks	$17,625	$19,438
Securities available for sale	5,977	5,460
Securities held to maturity	3,461	4,091
Other investment securities	1,613	1,665
Investment in subsidiaries:
Bank subsidiaries	878,759	852,212
Nonbank subsidiaries	5,998	6,363
Other assets	5,897	4,280

Total Assets	$919,330	$893,509

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$128,868
Accrued expenses and other liabilities	28,912	27,929
Shareholders’ equity (including other accumulated comprehensive loss of $68,383 and $76,151 at December 31, 2009 and 2008, respectively)	761,550	736,712

Total Liabilities and Shareholders’ Equity	$919,330	$893,509

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2009	2008	2007
Income
Dividends from banking subsidiaries	$52,715	$55,835	$101,294
Net interest income	315	410	683
Management fees:
Bank subsidiaries	9,396	9,913	10,050
Nonbank subsidiaries	27	26	22
Other income	165	(1,286)	186

Total Income	62,618	64,898	112,235

Expenses
Interest paid on short-term borrowings	—	—	—
Operating expenses	16,127	17,851	18,226

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	46,491	47,047	94,009
Applicable income tax benefit	(1,886)	(2,646)	(3,219)

Income Before Equity in Undistributed Net Income of Subsidiaries	48,377	49,693	97,228
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	19,287	37,101	(6,350)
Nonbank subsidiaries	(366)	160	(204)

Net Income	$67,298	$86,954	$90,674

Condensed Statements of Cash Flows

(In thousands)	Year Ended December 31
	2009	2008	2007
Operating Activities
Net income	$67,298	$86,954	$90,674
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(18,920)	(37,262)	6,553
Depreciation and net amortization	—	—	(1)
Amortization of net periodic pension costs	257	12	20
Stock-based compensation	484	547	91
Net loss (gain) on securities transactions	179	1,201	(235)
Net change in other assets and liabilities	(1,376)	(740)	(2,005)

Net Cash Provided by Operating Activities	47,922	50,712	95,097

Investing Activities
Net proceeds from sales of (purchases of) securities	243	2,496	(315)
Net cash paid in acquisition of subsidiary	—	—	(98,142)
Increases in investment in subsidiaries	—	—	(2,474)
Repayment on loan balances by customers	—	—	457
Change in other investment securities	52	(418)	70

Net Cash Provided by (Used in) Investing Activities	295	2,078	(100,404)

Financing Activities
Net repayment of from subsidiary trusts	—	(9,875)	(10,000)
Net advances from subsidiary trusts	—	—	82,475
Cash dividends paid	(50,383)	(50,179)	(46,424)
Acquisition of treasury stock	(1,180)	(206)	(24,889)
Distribution of treasury stock for deferred compensation plan	536	183	76
Excess tax benefits from stock-based compensation arrangements	273	654	914
Proceeds from exercise of stock options	724	2,223	3,367

Net Cash (Used in) Provided by Financing Activities	(50,030)	(57,200)	5,519

(Decrease) Increase in Cash and Cash Equivalents	(1,813)	(4,410)	212

Cash and Cash Equivalents at Beginning of Year	19,438	23,848	23,636

Cash and Cash Equivalents at End of Year	$17,625	$19,438	$23,848

NOTE Q—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2009, were approximately $151,453,000 and $26,123,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2008, was approximately $19,578,000 and $15,369,000, respectively.

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

During 2010, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $61,414,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $58,372,000 at December 31, 2009, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2009, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2009, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$761,848	12.2%	$498,195	≥	8.0%	$622,744	≥	10.0%
United Bank (WV)	368,388	12.3%	238,998	≥	8.0%	298,748	≥	10.0%
United Bank (VA)	381,187	11.9%	257,114	≥	8.0%	321,393	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	683,038	11.0%	249,098	≥	4.0%	373,646	≥	6.0%
United Bank (WV)	331,650	11.1%	119,499	≥	4.0%	179,249	≥	6.0%
United Bank (VA)	342,416	10.7%	128,557	≥	4.0%	192,836	≥	6.0%
Tier I Capital (to Average Assets):
United Bankshares	683,038	8.9%	305,707	≥	4.0%	382,134	≥	5.0%
United Bank (WV)	331,650	8.6%	154,399	≥	4.0%	192,998	≥	5.0%
United Bank (VA)	342,416	8.9%	153,163	≥	4.0%	191,454	≥	5.0%
As of December 31, 2008:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$735,426	11.0%	$535,373	≥	8.0%	$669,217	≥	10.0%
United Bank (WV)	356,591	11.1%	257,168	≥	8.0%	321,460	≥	10.0%
United Bank (VA)	364,604	10.2%	285,674	≥	8.0%	357,093	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	663,023	9.9%	267,687	≥	4.0%	401,530	≥	6.0%
United Bank (WV)	323,611	10.1%	128,584	≥	4.0%	192,876	≥	6.0%
United Bank (VA)	328,481	9.2%	142,837	≥	4.0%	214,256	≥	6.0%
Tier I Capital (to Average Assets):
United Bankshares	663,023	8.5%	311,728	≥	4.0%	389,660	≥	5.0%
United Bank (WV)	323,611	7.9%	163,590	≥	4.0%	204,488	≥	5.0%
United Bank (VA)	328,481	8.5%	154,396	≥	4.0%	192,996	≥	5.0%

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,014	—	$5,014	—
State and political subdivisions	100,122	—	100,122	—
Residential mortgage-backed securities
Agency	497,840	—	497,840	—
Non-agency	133,846	$584	133,262	—
Trust preferred collateralized debt obligations	59,294	—	—	$59,294
Single issue trust preferred securities	10,387	366	10,021	—
Marketable equity securities	5,274	5,274	—	—
Derivative financial assets	3,772	—	3,772	—

Liabilities
Derivative financial liabilities	12,849	—	12,849	—

		Fair Value Measurements at December 31, 2008 Using
(In thousands) Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,817	—	$10,817	—
State and political subdivisions	112,732	—	112,732	—
Residential mortgage-backed securities
Agency	694,597	—	694,597	—
Non-agency	180,722	$2,184	178,538	—
Trust preferred collateralized debt obligations	84,132	—	—	$84,132
Single issue trust preferred securities	9,269	1,756	7,513	—
Marketable equity securities	4,774	4,774	—	—
Derivative financial assets	6,201	—	6,201	—

Liabilities
Derivative financial liabilities	19,004	—	19,004	—

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2009 and 2008 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2009	2008
Balance, beginning of year	$84,132	$5,372
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(5,370)	—
Included in other comprehensive income	(19,468)	(30,715)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	109,475

Balance, ending of year	$59,294	$84,132

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—	—

At September 30, 2008, United changed its valuation technique for pooled trust preferred securities available for sale. Previously, United relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, the Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United felt that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Management first noted a significant widening of the bid-ask spread during the first half of 2008. Management reviewed the trading patterns recorded by certain institutional trading desks and determined that the volume and trading activity in the pooled trust preferred sector had significantly decreased. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the pooled trust preferred sector. Based upon management’s review of the market conditions for pooled trust preferred securities, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value (Level 3) than the market approach valuation technique used at measurement dates prior to September 30, 2008. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security is also factored in to determine the appropriate discount rate. The credit review considers each security’s collateral, subordination, excess spread, priority of claims, and principal and interest cushion.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009.

Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an independent appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.

OREO: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Brokers Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal. An authorized independent appraiser based on consideration of comparable property values conducts appraisals for United (Level 2). Appraisals for property other than ongoing construction are straightforward. In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). As a matter of policy, appraisals are updated once a year as long as management feels that a significant decrease in appraised value has not occurred. If a significant decrease in appraised value is deemed to have taken place, a new independent appraisal is obtained prior to the one-year scheduled update.

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the year of 2009 and 2008.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008:

(In thousands) Description	Balance as of December 31, 2009	Carrying value at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Impaired Loans	$37,937	—	$20,057	$17,880	$3,443
OREO (1)	40,058	—	37,588	2,470	1,100

(In thousands) Description	Balance as of December 31, 2008	Carrying value at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Impaired Loans	$30,253	—	$12,945	$17,308	$1,316

(1)	United was not required to adopt the fair value measurement requirements for OREO until January 1, 2009.

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

The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$449,767	$449,767	$213,534	$213,534
Securities available for sale	811,777	811,777	1,097,043	1,097,043
Securities held to maturity	77,421	70,535	116,407	103,505
Other securities	77,722	77,220	78,372	78,372
Loans held for sale	5,284	5,284	868	868
Loans	5,736,809	5,659,661	6,014,155	6,074,264
Derivative financial assets	3,772	3,772	6,201	6,201
Deposits	5,971,100	5,995,494	5,647,954	5,696,733
Short-term borrowings	222,944	222,944	778,320	778,320
Long-term borrowings	771,935	775,080	852,685	867,422
Derivative financial liabilities	12,849	12,849	19,004	19,004

NOTE S—VARIABLE INTEREST ENTITIES

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

United currently sponsors ten statutory business trusts that were created for the purpose of raising funds that qualify for Tier I regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution, owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.

The trusts utilized in these transactions are variable interest entities (VIEs) as the third-party equity holders lack a controlling financial interest in the trusts through their inability to make decisions that have a significant effect on the operations and success of the entities. United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s equity interest does not absorb the majority of the trusts’ expected losses or receive a majority of their expected residual returns. Information related to United’s statutory trusts is presented in Note I, Notes to Consolidated Financial Statements.

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2009			As of December 31, 2008
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$186,730	$180,423	$6,307	$186,809	$180,691	$6,118

(1)	Represents investment in VIEs.

NOTE T—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2009 and 2008 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Interest income	$94,705	$92,532	$90,427	$88,181
Interest expense	33,788	30,323	29,104	27,159
Net interest income	60,917	62,209	61,323	61,022
Provision for credit losses	8,028	23,251	8,067	6,719
Mortgage banking income	137	167	172	132
Securities gains (losses), net	69	(1,295)	(10,878)	(2,601)
Other noninterest income	15,184	18,978	17,229	16,676
Noninterest expense	41,814	45,698	43,674	43,941
Income taxes	(3,168)	2,954	4,040	7,125
Net income (1)	29,633	8,156	12,065	17,444

Per share data:
Average shares outstanding (000s):
Basic	43,407	43,397	43,411	43,427
Diluted	43,465	43,463	43,456	43,460
Net income per share:
Basic	$0.68	$0.19	$0.28	$0.40
Diluted	$0.68	$0.19	$0.28	$0.40
Dividends per share	$0.29	$0.29	$0.29	$0.30

2008
Interest income	$113,546	$106,419	$106,760	$103,186
Interest expense	51,268	43,267	42,623	39,961
Net interest income	62,278	63,152	64,137	63,225
Provision for credit losses	2,100	4,351	6,497	12,207
Mortgage banking income	93	156	93	43
Securities gains (losses), net	955	(46)	(9,167)	(1,160)
Other noninterest income	17,562	19,073	19,404	20,297
Noninterest expense	41,358	41,477	41,638	46,600
Income taxes	11,734	11,360	6,740	7,079
Net income (1)	25,696	25,147	19,592	16,519

Per share data:
Average shares outstanding (000s):
Basic	43,247	43,265	43,277	43,358
Diluted	43,419	43,420	43,421	43,547
Net income per share:
Basic	$0.59	$0.58	$0.45	$0.38
Diluted	$0.59	$0.58	$0.45	$0.38
Dividends per share	$0.29	$0.29	$0.29	$0.29

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2010 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2008 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2010 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Exhibits’ Index on page   105   of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 109 .

(c)	Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

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

(d)
(g) Employment Agreement with J. Paul McNamara		(g)
(h) Amended and Restated Employment Agreement for Donald L. Unger		(d)
(i) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(d)

Description	S-K Item 601 Table Reference	Sequential Page Number

(j) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(d)

(k) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement: The Marathon Bank for Donald L. Unger		(d)

(l) Independent Contractor Agreement for Donald L. Unger		109

(m) Summary of Compensation Paid to Named Executive Officers		(i)

(n) Summary of Compensation Paid to Directors		(h)

(o) Summary of Amendment to Richard M. Adams’ Employment Contract		(i)

(p) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan		(d)

(q) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(d)

(r) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(d)

(s) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(d)

Statement Re: Computation of Ratios	(12)	115

Subsidiaries of the Registrant	(21)	116

Consent of Ernst & Young LLP	(23)	118

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	119

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	120

Description	S-K Item 601 Table Reference	Sequential Page Number

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(32.1)	121

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(32.2)	122

Footnotes

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 26, 2007 and filed January 29, 2007 for United Bankshares, Inc., File No. 01-13322.

(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 17, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 30, 2005 and filed January 5, 2006 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(h)	Incorporated into this filing by reference to a Current Report on Form 8-K dated March 20, 2006 and filed March 23, 2006 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director,	February 22, 2010
and Chief Executive Officer

/s/ Steven E. Wilson	Chief Financial Officer	February 22, 2010
Chief Accounting Officer

/s/ Robert G. Astorg	Director	February 22, 2010

/s/ J. Paul McNamara	Director	February 22, 2010

/s/ Theodore J. Georgelas	Director	February 22, 2010

/s/ Gary G. White	Director	February 22, 2010

/s/ John M. McMahon	Director	February 22, 2010

/s/ W. Gaston Caperton, III	Director	February 22, 2010

/s/ William C. Pitt, III	Director	February 22, 2010

/s/ P. Clinton Winter, Jr.	Director	February 22, 2010

/s/ Donald L. Unger	Director	February 22, 2010

/s/ Lawrence K. Doll	Director	February 22, 2010

/s/ Mary K. Weddle	Director	February 22, 2010

/s/ F. T. Graff, Jr.	Director	February 22, 2010