Form 10-Q
period 2010-03-31
UNITED BANKSHARES INC/WV
filed 2010-05-07
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Class - Common Stock, $2.50 Par Value; 43,517,086 shares outstanding as of April 30, 2010.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2010 and December 31, 2009, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three months ended March 31, 2010 and 2009, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2010, the related condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2010	December 31 2009
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$119,717	$134,605
Interest-bearing deposits with other banks	335,927	314,445
Federal funds sold	717	717

Total cash and cash equivalents	456,361	449,767
Securities available for sale at estimated fair value (amortized cost-$830,062 at March 31, 2010 and $879,542 at December 31, 2009)	762,811	811,777
Securities held to maturity (estimated fair value-$66,858 at March 31, 2010 and $70,535 at December 31, 2009)	71,403	77,421
Other investment securities	79,787	77,722
Loans held for sale	1,953	5,284
Loans	5,605,542	5,740,778
Less: Unearned income	(3,779)	(3,969)

Loans net of unearned income	5,601,763	5,736,809
Less: Allowance for loan losses	(68,143)	(67,853)

Net loans	5,533,620	5,668,956
Bank premises and equipment	56,852	57,527
Goodwill	312,054	312,069
Accrued interest receivable	26,056	27,158
Other assets	314,346	317,420

TOTAL ASSETS	$7,615,243	$7,805,101

Liabilities
Deposits:
Noninterest-bearing	$1,052,691	$1,108,157
Interest-bearing	4,739,212	4,862,943

Total deposits	5,791,903	5,971,100
Borrowings:
Federal funds purchased	11,270	7,835
Securities sold under agreements to repurchase	261,300	211,659
Federal Home Loan Bank borrowings	512,129	587,213
Other short-term borrowings	3,650	3,450
Other long-term borrowings	184,615	184,722
Allowance for lending-related commitments	2,223	2,157
Accrued expenses and other liabilities	79,103	75,415

TOTAL LIABILITIES	6,846,193	7,043,551

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 at March 31, 2010 and December 31, 2009, including 820,403 and 881,419 shares in treasury at March 31, 2010 and December 31, 2009, respectively	110,798	110,798
Surplus	95,005	95,284
Retained earnings	657,984	653,613
Accumulated other comprehensive loss	(66,640)	(68,383)
Treasury stock, at cost	(28,097)	(29,762)

TOTAL SHAREHOLDERS’ EQUITY	769,050	761,550

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,615,243	$7,805,101

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2010	2009
Interest income
Interest and fees on loans	$72,777	$78,585
Interest on federal funds sold and other short-term investments	296	37
Interest and dividends on securities:
Taxable	9,713	13,798
Tax-exempt	1,310	2,285

Total interest income	84,096	94,705

Interest expense
Interest on deposits	15,942	24,234
Interest on short-term borrowings	33	351
Interest on long-term borrowings	7,642	9,203

Total interest expense	23,617	33,788

Net interest income	60,479	60,917
Provision for credit losses	6,868	8,028

Net interest income after provision for credit losses	53,611	52,889

Other income
Fees from trust and brokerage services	3,272	3,594
Fees from deposit services	9,224	9,303
Bankcard fees and merchant discounts	1,042	923
Other service charges, commissions, and fees	358	451
Income (loss) from bank-owned life insurance	1,028	(102)
Income from mortgage banking	112	137
Other income	915	1,015

Other-than-temporary impairments	(3,310)	(95)
Portion of loss recognized in other comprehensive income	1,824	—

Net other-than-temporary impairment losses	(1,486)	(95)
Net gains on sales/calls of investment securities	1,108	164

Net investment securities (losses) gains	(378)	69

Total other income	15,573	15,390

Other expense
Employee compensation	14,901	14,947
Employee benefits	4,494	4,889
Net occupancy expense	4,671	4,552
Equipment expense	2,995	2,765
Data processing expense	2,818	2,643
Bankcard processing expense	797	748
FDIC insurance expense	2,391	583
Other expense	10,684	10,687

Total other expense	43,751	41,814

Income before income taxes	25,433	26,465
Income taxes	8,011	(3,168)

Net income	$17,422	$29,633

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)—(continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2010	2009
Earnings per common share:
Basic	$0.40	$0.68

Diluted	$0.40	$0.68

Dividends per common share	$0.30	$0.29

Average outstanding shares:
Basic	43,455,296	43,407,224
Diluted	43,534,435	43,465,298

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2010
			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Common Stock
	Shares	Par Value
Balance at January 1, 2010	44,319,157	$110,798	$95,284	$653,613	$(68,383)	$(29,762)	$761,550

Comprehensive income:
Net income	—	—	—	17,422	—	—	17,422
Other comprehensive income, net of tax:	—	—	—	—	1,743	—	1,743

Total comprehensive income, net of tax							19,165
Stock based compensation expense	—	—	280	–	—	—	280
Purchase of treasury stock (2,154 shares)	—	—	—	—	—	(58)	(58)
Distribution of treasury stock for deferred compensation plan (28,130 shares)	—	—	—	—	—	513	513
Cash dividends ($0.30 per share)	—	—	—	(13,051)	—	—	(13,051)
Common stock options exercised (35,040 shares)	—	—	(559)	—	—	1,210	651

Balance at March 31, 2010	44,319,157	$110,798	$95,005	$657,984	$(66,640)	$(28,097)	$769,050

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2010	2009
NET CASH PROVIDED BY OPERATING ACTIVITIES	$38,096	$23,902

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	2,920	11,149
Proceeds from sales of securities held to maturity	2,238	—
Proceeds from sales of securities available for sale	2,214	829
Proceeds from maturities and calls of securities available for sale	139,102	84,923
Purchases of securities available for sale	(93,616)	(25,590)
Net purchases of bank premises and equipment	(580)	(1,149)
Net change in other investment securities	155	(150)
Net change in loans	128,983	29,810

NET CASH PROVIDED BY INVESTING ACTIVITIES	181,416	99,822

FINANCING ACTIVITIES
Cash dividends paid	(13,044)	(12,590)
Excess tax benefits from stock-based compensation arrangements	25	96
Acquisition of treasury stock	—	(409)
Proceeds from exercise of stock options	593	211
Distribution of treasury stock for deferred compensation plan	513	6
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	—	75,000
Repayment of long-term Federal Home Loan Bank borrowings	(75,084)	(79)
Changes in:
Deposits	(179,197)	14,726
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	53,276	(231,165)

NET CASH USED IN FINANCING ACTIVITIES	(212,918)	(154,204)

Increase/(Decrease) in cash and cash equivalents	6,594	(30,480)

Cash and cash equivalents at beginning of year	449,767	213,534

Cash and cash equivalents at end of period	$456,361	$183,054

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2010 and 2009 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2009 has been extracted from the audited financial statements included in United’s 2009 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2009 Annual Report of United on Form 10-K. To conform to the 2010 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement that established the Accounting Standards Codification (ASC). The accounting pronouncement stated that the FASB Accounting Standards Codification (ASC) becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source of authoritative GAAP for SEC registrants. This pronouncement, which was subsequently codified as ASC topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards and references herein to authoritative accounting pronouncements have been updated accordingly.

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

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (ASC topic 505): Accounting for Distributions to Shareholders With Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force.” ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. United adopted ASU 2010-01 as required. The adoption did not have a material impact on United’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

In January 2010, the FASB issued ASU 2010-02, “Consolidation (ASC topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” ASU 2010-02 amends ASC subtopic 810-10 to address implementation issues related to changes in ownership provisions, including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period Statement 160 was adopted. United adopted ASU 2010-02 on January 1, 2010 as required. The adoption did not have a material impact on United’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. United adopted ASU 2010-04 during the first quarter of 2010. The adoption did not have a material impact on United’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, “Compensation – Stock Compensation (ASC topic 718): Escrowed Share Arrangements and the Presumption of Compensation.” ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. United adopted ASU 2010-05 during the first quarter of 2010. The adoption did not have a material impact on United’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC topic 820): Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. United adopted the provisions of ASU 2010-06 which were required to be adopted in the first quarter of 2010. The adoption did not have a material impact on United’s consolidated financial statements. United does not expect the adoption of the remaining provisions of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. United adopted ASU 2010-08 on January 1, 2010 as required. The adoption did not have a material impact on United’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (ASC topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. United does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

In March 2010, the FASB issued ASU 2010-10, “Amendments for Certain Investment Funds”, to indefinitely defer the effective date for applying FASB Statement 167, “Amendments to FASB Interpretation No. 46(R)” (included in ASC topic 810, “Consolidation” in the “Variable Interest Entities” subsections), for certain investment funds.

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (ASC topic 815): Scope Exception Related to Embedded Credit Derivatives”, to address questions raised in practice about the intended breadth of the embedded credit derivative scope exception in ASC topic 815. The amended guidance clarifies that the scope exception does not apply to contracts that contain an embedded credit derivative related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another. ASU 2010-11 is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. United does not expect the adoption of ASU 2010-11 to have a material impact on its consolidated financial statements.

2. INVESTMENT SECURITIES

Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized below:

	March 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,237	$45	$—	$25,282
State and political subdivisions	91,869	3,804	175	95,498
Residential mortgage-backed securities
Agency	428,999	20,245	—	449,244
Non-agency	131,095	329	10,259	121,165
Trust preferred collateralized debt obligations	131,030	—	76,689	54,341
Single issue trust preferred securities	15,563	54	4,840	10,777
Marketable equity securities	6,269	304	69	6,504

Total	$830,062	$24,781	$92,032	$762,811

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,960	$54	$—	$5,014
State and political subdivisions	96,900	3,389	167	100,122
Residential mortgage-backed securities
Agency	478,916	18,924	—	497,840
Non-agency	145,480	55	11,690	133,845
Trust preferred collateralized debt obligations	132,457	—	73,162	59,295
Single issue trust preferred securities	15,552	49	5,214	10,387
Marketable equity securities	5,277	159	162	5,274

Total	$879,542	$22,630	$90,395	$811,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Corporate securities consist mainly of bonds and trust preferred issuances of corporations. Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
March 31, 2010
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$2,539	$57	$3,089	$118
Residential mortgage-backed securities
Agency	77	—	—	—
Non-agency	13,169	82	77,752	10,177
Trust preferred collateralized debt obligations	—	—	54,341	76,689
Single issue trust preferred securities	501	32	9,238	4,808
Marketable equity securities	148	—	426	69

Total	$16,434	$171	$144,846	$91,861

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2009
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$3,443	$53	$2,649	$114
Residential mortgage-backed securities
Agency	163	—	—	—
Non-agency	26,181	209	85,138	11,481
Trust preferred collateralized debt obligations	—	—	59,295	73,162
Single issue trust preferred securities	115	19	9,239	5,195
Marketable equity securities	244	17	448	145

Total	$30,146	$298	$156,769	$90,097

Marketable equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The following table shows the proceeds from sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of those sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method. The realized losses relate to the sales of securities within the rabbi trust.

	Three Months Ended March 31
	2010	2009
Proceeds from sales and calls	$141,316	$85,752
Gross realized gains	184	164
Gross realized losses	321	—

At March 31, 2010, gross unrealized losses on available for sale securities were $92,032 on 91 securities of a total portfolio of 364 available for sale securities. Securities in an unrealized loss position at March 31, 2010 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The majority of the non-agency residential mortgage-backed securities in an unrealized loss position remain AAA rated. Approximately 72% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 28% includes collateral that was produced in the years of 2006 and 2007. Ninety-seven percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. United performs an in-depth analysis on each non-agency residential mortgage backed security on a monthly basis to evaluate for other-than-temporary-impairment. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Additionally, management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Based upon management’s review, the Company concluded that none of the non-agency residential mortgage-backed securities were other-than-temporarily impaired. The company continues to receive all contractually due principal and interest payments.

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the first quarter of 2010, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving contractual interest payments (i.e. no issuers are deferring interest payments).

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

At March 31, 2010, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely than not that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each issuer and considered the current deferrals and defaults, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, subordination, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. Management also spoke with analysts who covered specific companies, particularly when those companies were deferring or experiencing financial difficulties. The underlying collateral analysis for each issuer took into consideration several factors including TARP participation, capital adequacy, earnings trends and asset quality. Management also performed a stress test analysis to determine what level of defaults would have to occur before United would experience a break in yield or principal. After completing the analysis, management determined that an adverse change in cash flows had occurred as the expected cash flows from these particular securities were less than the cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

flows originally expected at purchase. Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2010 related to these securities was $1.49 million. The noncredit-related other-than-temporary impairment recognized in the first quarter on these securities, which are not expected to be sold, was $1.82 million. The noncredit-related other-than-temporary impairment, net of deferred taxes, of $1.19 million was recognized during the first quarter in accumulated other comprehensive income (loss) (OCI).

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of March 31, 2010 consisted of $15.00 million in investment grade bonds, $7.25 million in split-rated bonds and $108.78 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of March 31, 2010 consisted of $2.96 million in investment grade bonds, $4.97 million in split-rated bonds and $6.12 million in below investment grade bonds. There were no securities of a single issuer greater than $6 million in an unrealized loss position for twelve months or longer.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of March 31, 2010:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior	$25,164	$13,643	$11,521	$15,000	—	$10,164
Mezzanine (now in senior position)	19,145	8,860	10,285	—	$7,252	11,893
Mezzanine	86,721	31,838	54,883	—	—	86,721
Single issue trust preferred	14,046	9,238	4,808	2,960	4,968	6,118

Totals	$145,076	$63,579	$81,497	$17,960	$12,220	$114,896

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

Except for the securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2010 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of March 31, 2010, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of March 31, 2010, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the first quarter of 2010, United evaluated all of its cost method investments to identify any events or changes in circumstances which could have a significant adverse effect on the fair value of certain cost method securities. United determined that no such events or changes in circumstances had occurred during the first quarter of 2010. Therefore, United did not record any impairment in the first quarter of 2010 on these cost method securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Below is a progression of the anticipated credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2009	$25,509
Additions for credit losses on securities for which OTTI was not previously recognized	215
Additions for additional credit losses on securities for which OTTI was previously recognized	1,271

Balance of cumulative credit losses at March 31, 2010	$26,995

The amortized cost and estimated fair value of securities available for sale at March 31, 2010 and December 31, 2009 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,957	$30,066	$10,560	$10,613
Due after one year through five years	63,104	65,254	62,537	64,514
Due after five years through ten years	159,599	164,627	179,564	183,417
Due after ten years	571,133	496,360	621,604	547,959
Marketable equity securities	6,269	6,504	5,277	5,274

Total	$830,062	$762,811	$879,542	$811,777

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,299	$1,632	$—	$12,931
State and political subdivisions	23,013	612	66	23,559
Residential mortgage-backed securities
Agency	106	13	—	119
Non-agency	2	—	—	2
Single issue trust preferred securities	33,627	—	6,736	26,891
Other corporate securities	3,356	—	—	3,356

Total	$71,403	$2,257	$6,802	$66,858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,331	$1,588	$—	$12,919
State and political subdivisions	25,904	666	79	26,491
Residential mortgage-backed securities
Agency	108	12	—	120
Non-agency	2	—	—	2
Single issue trust preferred securities	33,499	—	9,073	24,426
Other corporate securities	6,577	—	—	6,577

Total	$77,421	$2,266	$9,152	$70,535

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2010, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($10.27 million), SunTrust Bank ($7.49 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and a sale of held to maturity securities that have been included in earnings as a result of those calls and sale. During the first quarter of 2010, a corporate bond with a carrying value of $1.00 million and classified as held-to-maturity was sold as a result of a limited opportunity to divest in this issuer, which had filed for bankruptcy in 2008. United realized a gain of $1.24 million on the sale of the bond. Gains or losses on calls and sale of held to maturity securities are recognized by the specific identification method.

	Three Months Ended March 31
	2010	2009
Gross realized gains	$1,245	—
Gross realized losses	—	—

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,718	$1,746	$2,770	$2,807
Due after one year through five years	7,627	7,858	8,196	8,428
Due after five years through ten years	20,380	22,154	21,682	23,447
Due after ten years	41,678	35,100	44,773	35,853

Total	$71,403	$66,858	$77,421	$70,535

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $680,204 and $734,403 at March 31, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

3. LOANS

Major classifications of loans are as follows:

	March 31, 2010	December 31, 2009
Commercial, financial and agricultural	$1,087,793	$1,108,265
Real estate:
Single-family residential	1,819,787	1,859,439
Commercial	1,570,215	1,619,628
Construction	550,431	559,602
Other	282,692	275,405
Installment	294,624	318,439

Total gross loans	$5,605,542	$5,740,778

The table above does not include loans held for sale of $1,953 and $5,284 at March 31, 2010 and December 31, 2009, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $91,341 and $91,820 at March 31, 2010 and December 31, 2009, respectively.

4. ALLOWANCE FOR CREDIT LOSSES

United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,223 and $2,157 at March 31, 2010 and December 31, 2009, respectively, is separately classified as a liability on the balance sheet. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

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

On the following page is a progression of the allowance for credit losses, which includes the allowance for loan losses and the allowance for lending-related commitments, for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended March 31
	2010	2009
Balance at beginning of period	$70,010	$63,603
Provision	6,868	8,028

	76,878	71,631
Loans charged-off	(6,935)	(7,351)
Less: Recoveries	423	402

Net Charge-offs	(6,512)	(6,949)

Balance at end of period	$70,366	$64,682

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

Nonperforming assets are summarized as follows:

	March 31, 2010	December 31, 2009
Nonaccrual loans	$62,449	$50,856
Loans past due 90 days or more and still accruing interest	9,959	20,314
Restructured loans	—	1,087

Total nonperforming loans	72,408	72,257
Other real estate owned	41,179	40,058

Total nonperforming assets	$113,587	$112,315

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is doubtful. At March 31, 2010, the recorded investment in loans that were considered to be impaired was $69,680. Included in this amount is $35,723 of impaired loans for which the related allowance for credit losses is $6,408 and $33,957 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2009, the recorded investment in loans that were considered to be impaired was $63,221. Included in this amount were $37,937 of impaired loans for which the related allowance for credit losses was $6,891, and $25,284 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended March 31, 2010 and for the year ended December 31, 2009 was approximately $65,992 and $58,896, respectively.

For the quarters ended March 31, 2010 and 2009, United recognized interest income on impaired loans of approximately $209 and $185, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $1,488 and $887 for the quarters ended March 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

6. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($26,705)	$4,290

Goodwill not subject to amortization			$312,054

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($26,172)	$4,823

Goodwill not subject to amortization			$312,069

United incurred amortization expense of $534 and $704 for the quarters ended March 31, 2010 and 2009, respectively.

The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2010	$1,884
2011	1,362
2012	915
2013	466
2014 and thereafter	196

7. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $285,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2010, federal funds purchased were $11,270 while securities sold under agreements to repurchase were $261,300.

During the first quarter of 2010, United finalized a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line will require compliance with various financial and nonfinancial covenants. At March 31, 2010, United had no outstanding balance under this line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of March 31, 2010, United Bank (VA) had an outstanding balance of $3,650 and had additional funding available of $1,350.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

8. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2010, United had an unused borrowing amount of approximately $1,502,663 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2010, $512,129 of FHLB advances with a weighted-average interest rate of 2.30% are scheduled to mature within the next ten years.

The scheduled maturities of borrowings are as follows:

Year	Amount
2010	$309,685
2011	60,000
2012	55,000
2013	29,435
2014 and thereafter	58,009

Total	$512,129

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2010 and December 31, 2009, the outstanding balances of the Debentures were $184,615 and $184,722, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral may be obtained, if deemed necessary, based on management’s credit evaluation of the counterparty.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,644,227 and $1,726,341 of loan commitments outstanding as of March 31, 2010 and December 31, 2009, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $2,121 as of March 31, 2010 and December 31, 2009. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $129,612 and $117,729 as of March 31, 2010 and December 31, 2009, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

United accounts for its derivative financial instruments in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The Derivatives and Hedging topic require all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a hedge relationship.

Under the provisions of the Derivatives and Hedging topic, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2010, United has fair value hedges and a cash flow hedge.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the three months ended March 31, 2010 and 2009.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at March 31, 2010.

Derivative Classifications and Hedging Relationships

March 31, 2010

	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,613	—	6.27%

Total Derivatives Used in Fair Value Hedges	$13,613

Cash Flow Hedge:
Pay Fixed Swap (Hedging FHLB Borrowing)	$234,685	—	3.79%

Total Derivative Used in Cash Flow Hedge	$234,685

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$248,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$4,180	Other assets	$3,772

Total derivatives not designated as hedging instruments		$4,180		$3,772

Total asset derivatives		$4,180		$3,772

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$7,634	Other liabilities	$9,077

Total derivatives designated as hedging instruments		$7,634		$9,077

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$4,180	Other liabilities	$3,772

Total derivatives not designated as hedging instruments		$4,180		$3,772

Total liability derivatives		$11,814		$12,849

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 are presented as follows:

			Three Months Ended
	Income Statement Location		March 31, 2010	March 31, 2009
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$20	$35

Total derivatives in fair value hedging relationships			$20	$35

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$588	$337
Interest rate contracts (2)	Other expense		$(588)	$(337)

Total derivatives not designated as hedging instruments			$—	$—

Total derivatives			$20	$35

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflects forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. The discount rates utilized in the valuation range from a low of approximately 10% to a high of approximately 31%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Derivatives: United utilizes interest rate swaps in order to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. United utilizes third-party vendors which employ a combination of market and income approach techniques to value derivatives. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions. Values obtained from third party vendors are typically not adjusted by management. Management internally reviews the derivative values provided by third party vendors on a quarterly basis. All derivative values are tested for reasonableness by management utilizing a net present value calculation.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

(In thousands) Description	Balance as of March 31, 2010	Fair Value at March 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,282	—	$25,282	—
State and political subdivisions	95,498	—	95,498	—
Residential mortgage-backed securities
Agency	449,244	—	449,244	—
Non-agency	121,165	$527	120,638	—
Trust preferred collateralized debt obligations	54,341	—	—	$54,341
Single issue trust preferred securities	10,777	379	10,398	—

Total available for sale debt securities	756,307	906	701,060	54,341
Available for sale equity securities:
Financial services industry	1,395	1,395	—	—
Equity mutual funds (1)	4,212	4,212	—	—
Other equity securities	897	897	—	—

Total available for sale equity securities	6,504	6,504	—	—

Total available for sale securities	762,811	7,410	701,060	54,341
Derivative financial assets:
Interest rate contracts	4,180	—	4,180	—
Liabilities
Derivative financial liabilities:
Interest rate contracts	11,814	—	11,814	—

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

		Fair Value at December 31, 2009 Using
(In thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,014	—	$5,014	—
State and political subdivisions	100,122	—	100,122	—
Residential mortgage-backed securities
Agency	497,840	—	497,840	—
Non-agency	133,846	$584	133,262	—
Trust preferred collateralized debt obligations	59,294	—	—	$59,294
Single issue trust preferred securities	10,387	366	10,021	—
Marketable equity securities	5,274	5,274	—	—
Derivative financial assets	3,772	—	3,772	—

Liabilities
Derivative financial liabilities	12,849	—	12,849	—

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	March 31, 2010	December 31, 2009
Balance, beginning of year	$59,294	$84,132
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,486)	(5,370)
Included in other comprehensive income	(3,467)	(19,468)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, ending of year	$54,341	$59,294

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured using a market approach based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an appraisal conducted by an independent, licensed appraiser outside of the Company using comparable property sales (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the unaudited Consolidated Statements of Income.

OREO: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two market approach methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Brokers Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal using a market approach. An authorized independent appraiser conducts appraisals for United. Appraisals for property other than ongoing construction are based on consideration of comparable property sales (Level 2). In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). As a matter of policy, appraisals are generally updated on an annual basis with values lowered as necessary.

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first quarter of 2010.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

(In thousands) Description	Balance as of March 31, 2010	Fair Value Measurements at March 31, 2010 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$35,723	—	$24,875	$10,848	$2,082
OREO	41,179	—	39,257	1,922	850

(In thousands) Description	Balance as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$37,937	—	$20,057	$17,880	$3,443
OREO	40,058	—	37,588	2,470	1,100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The estimated fair values of United’s financial instruments are summarized below:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$456,361	$456,361	$449,767	$449,767
Securities available for sale	762,811	762,811	811,777	811,777
Securities held to maturity	71,403	66,858	77,421	70,535
Other securities	79,787	79,181	77,722	77,220
Loans held for sale	1,953	1,953	5,284	5,284
Loans	5,601,763	5,517,089	5,736,809	5,659,661
Derivative financial assets	4,180	4,180	3,772	3,772
Deposits	5,791,903	5,817,220	5,971,100	5,995,494
Short-term borrowings	276,220	276,220	222,944	222,944
Long-term borrowings	696,744	703,373	771,935	775,080
Derivative financial liabilities	11,814	11,814	12,849	12,849

12. STOCK BASED COMPENSATION

On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e., options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of March 31, 2010, 576,350 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $280 thousand for the first quarter of 2010 which was included in salaries and employee benefits expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

A summary of option activity under the Plans as of March 31, 2010, and the changes during the first three months of 2010 is presented below:

	Three Months Ended March 31, 2010
	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term (Yrs.)	Exercise Price

Outstanding at January 1, 2010	1,490,302			$28.99
Granted	321,800			22.31
Exercised	35,040			18.56
Forfeited or expired	2,500			29.65

Outstanding at March 31, 2010	1,774,562	$3,871	5.2	$27.99

Exercisable at March 31, 2010	1,234,462	$2,612	3.5	$29.50

The following table summarizes the status of United’s nonvested awards during the first three months of 2010:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2010	220,300	$7.06
Granted	321,800	6.25
Vested	—	—
Forfeited or expired	2,000	7.06

Nonvested at March 31, 2010	540,100	$6.58

Cash received from options exercised under the Plans for the three months ended March 31, 2010 and 2009 was $593 thousand and $211 thousand, respectively. During the three months ended March 31, 2010 and 2009, 35,040 and 21,058 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2010 and 2009. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2010 and 2009 was $268 thousand and $294 thousand, respectively.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $25 thousand and $96 thousand from excess tax benefits related to share-based compensation for the three months ended March 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $131 ($79 net of tax), unrecognized prior service costs of $5 ($3 net of tax) and unrecognized actuarial losses of $32,848 ($19,709 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2010 is $131 ($79 net of tax), $1 ($1 net of tax), and $2,310 ($1,386 net of tax), respectively.

Net periodic pension cost for the three months ended March 31, 2010 and 2009 included the following components:

(In thousands)	Three Months Ended March 31
	2010	2009
Service cost	$582	$589
Interest cost	1,063	988
Expected return on plan assets	(1,701)	(1,312)
Amortization of transition asset	(32)	(43)
Recognized net actuarial loss	570	952
Amortization of prior service cost	—	—

Net periodic pension (benefit) cost	$482	$1,174

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%
Expected return on assets	8.00%	8.50%
Rate of compensation increase (prior to age 45)	3.75%	4.75%
Rate of compensation increase	2.75%	3.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

14. INCOME TAXES

In accordance with FASB ASC topic 740, “Income Taxes”, United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2010, United has provided a liability for $1,186 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

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

As of March 31, 2010 and 2009, the total amount of accrued interest related to uncertain tax positions was $508. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

15. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31
(In thousands)	2010	2009
Net Income	$17,422	$29,633
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(3,311)	—
Related income tax effect	1,159	—
Less : OTTI charges recognized in net income	1,486	—
Related income tax benefit	(520)	—
Reclassification of previous noncredit OTTI to credit OTTI	1,271
Related income tax benefit	(445)

Net unrealized losses on AFS securities with OTTI	(360)	—

AFS securities – all other:
Net change in unrealized gains on AFS securities arising during the period	931	4,143
Related income tax effect	(326)	(1,450)
Net reclassification adjustment for losses (gains) included in net income	137	(69)
Related income tax (benefit) expense	(48)	24

Net unrealized gains on all other AFS securities	694	2,648

Net effect of AFS securities on other comprehensive income	334	2,648

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	130	—
Related income tax effect	(45)	—
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	25
Related income tax benefit	(1)	(9)

Net effect of HTM securities on other comprehensive income	86	16

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	1,532	356
Related income tax effect	(536)	(125)

Net effect of cash flow hedge derivatives on other comprehensive income	996	231

Pension plan:
Change in pension asset	—	(324)
Related income tax expense	—	113
Amortization of transition asset	(32)	(43)
Related income tax expense	12	16
Recognized net actuarial loss	570	952
Related income tax benefit	(223)	(344)

Net effect of change in pension plan asset on other comprehensive income	327	370

Total change in other comprehensive income	1,743	3,265

Total Comprehensive Income	$19,165	$32,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

16. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended March 31
	2010	2009
Basic
Net Income	$17,422	$29,633

Average common shares outstanding	43,455,296	43,407,224

Earnings per basic common share	$0.40	$0.68

Diluted
Net Income	$17,422	$29,633

Average common shares outstanding	43,455,296	43,407,224
Equivalents from stock options	79,139	58,074

Average diluted shares outstanding	43,534,435	43,465,298

Earnings per diluted common share	$0.40	$0.68

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2010			As of December 31, 2009
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$185,816	$179,466	$6,350	$186,730	$180,423	$6,307

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2010, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

As explained in Note 4, Allowance for Credit Losses to the unaudited consolidated financial statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At March 31, 2010, the allowance for loan losses was $68.1 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolios. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $6.8 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first quarter of 2010 net income by approximately $4.4 million, or $0.10 per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 4. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 3, Loans to the unaudited consolidated financial statements.

Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of pooled trust preferred securities, management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.

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

United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. United considers derivative instruments to be a critical accounting policy due to the complexity and judgment associated with the implementation of the accounting guidance and because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The accounting policies utilized by the Company to record derivatives reflect the guidance in the Derivatives and Hedging topic of the FAS Accounting Standards Codification and other related accounting guidance. In accordance with the guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third parties. Accounting for changes in the fair value of a particular derivative differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. At March 31, 2010, United has one derivative designated as a cash flow hedge and three derivatives designated as fair value hedges. The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings and measure changes in the fair value of the hedged items. At March 31, 2010, United also has three derivatives not included in hedge relationships. Such derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. Management believes that its methods of addressing these judgmental areas and applying the guidance are in accordance with GAAP and consistent with industry practices. Interpretations of the Derivatives and Hedging topic of the FASB Accounting Standards Codification and related guidance continue to change and evolve. Future interpretations could result in material changes to United’s accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on financial condition, they could have a material adverse effect on United’s results of operations in the period they occur. However, the potential impact to United’s operating results for such changes cannot be reasonably estimated. Additional information relating to United’s use of derivatives is included in Note 10, Derivative Financial Instruments, to the unaudited consolidated financial statements.

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

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

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

At March 31, 2010, approximately 11.08% of total assets, or $843.89 million, consisted of financial instrumentsrecorded at fair value. Of this total, approximately 92.05% or $776.78 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 7.95% or $67.11 million of these financial instruments were valued using unobservable market information or Level 3 measurements. At March 31, 2010, only $11.81 million or less than 1% of total liabilities was recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 11, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of March 31, 2010 were $7.62 billion which was a decline of $189.86 million or 2.43% from December 31, 2009. The decrease was primarily the result of decreases in investment securities and portfolio loans of $52.92 million or 5.47% and $135.05 million or 2.35%, respectively. Partially offsetting these decreases in total assets was a $6.59 million or 1.47% increase in cash and cash equivalents. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $197.36 million or 2.80% from year-end 2009. The decrease in total liabilities was due mainly to reductions of $179.20 million or 3.00% and $21.92 million or 2.20% in deposits and borrowings, respectively, while accrued expenses and other liabilities increased $3.69 million or 4.89% from year-end 2009. Shareholders’ equity was flat, increasing $7.50 million or less than 1% from year-end 2009.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2010 increased $6.59 million or 1.47% from year-end 2009. Of this total increase, interest-bearing deposits with other banks increased $21.48 million or 6.83% as United placed its excess cash in an interest-bearing account with the Federal Reserve while cash and due from banks decreased $14.89 million or 11.06% from year-end 2009. During the first three months of 2010, net cash of $38.10 million and $181.42 million was provided by operating activities and investing activities, respectively. Net cash of $212.92 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2010 and 2009.

Securities

Total investment securities at March 31, 2010 decreased $52.92 million or 5.47% from year-end 2009. Securities available for sale declined $48.97 million or 6.03%. This change in securities available for sale reflects $141.45 million in sales, maturities and calls of securities, $93.62 million in purchases, and an increase of $514 thousand in market value. Securities held to maturity decreased $6.02 million or 7.77% from year-end 2009 due to calls and maturities of securities. Other investment securities increased $2.07 million or 2.66% from year-end 2009. The amortized cost and estimated fair value of investment securities, including types and remaining maturities, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $3.33 million or 63.04% as loan sales exceeded loan originations in the secondary market during the first three months of 2010. Portfolio loans, net of unearned income, decreased $135.05 million or 2.35% from year-end 2009 due mainly to decreases in commercial real estate loans, single family residential real estate loans, and consumer loans of $49.41 million or 3.05%, $39.65 million or 2.13% and $23.82 million or 7.48%, respectively. In addition, commercial loans (not secured by real estate) decreased $20.47 million or 1.85% and construction loans declined $9.17 million or 1.64% from year-end 2009. These decreases were partially offset by an increase from year-end 2009 in other real estate loans of $7.29 million or 2.65%.

The following table summarizes the changes in the loan categories since year-end 2009:

(Dollars in thousands)	March 31 2010	December 31 2009	$ Change	% Change
Loans held for sale	$1,953	$5,284	$(3,331)	(63.04)%

Commercial, financial, and agricultural	$1,087,793	$1,108,265	$(20,472)	(1.85)%
Real Estate:
Single family residential	1,819,787	1,859,439	(39,652)	(2.13)%
Commercial	1,570,215	1,619,628	(49,413)	(3.05)%
Construction	550,431	559,602	(9,171)	(1.64)%
Other	282,692	275,405	7,287	2.65%
Consumer	294,624	318,439	(23,815)	(7.48)%
Less: Unearned income	(3,779)	(3,969)	190	(4.79)%

Total Loans, net of unearned income	$5,601,763	$5,736,809	$(135,046)	(2.35)%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets remained flat, decreasing $3.07 million or less than 1% from year-end 2009 due mainly to decreases in prepaid FDIC assessments of $2.12 million due to a required three year prepayment of premiums in the fourth quarter of 2009, deferred tax assets of $1.88 million, and core deposit intangibles of $534 thousand due to amortization. Partially offsetting these decreases from year-end 2009 were increases of $1.12 million in OREO due to increased foreclosures as a result of the current economic conditions and a net increase of $1.03 million in cash surrender values of bank-owned life insurance policies.

Deposits

Total deposits at March 31, 2010 decreased $179.20 million or 3.00% from year-end 2009. In terms of composition, noninterest-bearing deposits decreased $55.47 million or 5.01% while interest-bearing deposits decreased $123.73 million or 2.54% from December 31, 2009. The decrease in noninterest-bearing deposits was due mainly to decreases in commercial noninterest-bearing deposits of $33.68 million or 4.29% and official checks of $16.81 million or 39.21%. Personal noninterest-bearing deposits remained flat, decreasing $2.70 million or less than 1%.

The decrease in interest-bearing deposits was due mainly to declines in time deposits over $100,000 of $148.77 million or 11.22% and time deposits under $100,000 of $93.99 million or 6.67%. The $148.77 million decrease in time deposits over $100,000 was mostly due to decreases of $95.99 million in Certificate of Deposit Account Registry Service (CDARS) balances, $24.74 million in brokered deposits and $19.19 million in fixed-rate certificate of deposits (CDs) over $100,000. The $93.99 million decrease in time deposits under $100,000 was mainly the result of decreases in CDARS balances of $38.47 million, fixed-rate CDs of $37.40 million and variable CDs of $20.55 million. Interest-bearing checking deposits decreased $5.30 million or 2.06%. Partially offsetting these decreases in interest-bearing deposits were increases of $104.87 million or 6.89% in interest-bearing money market accounts (MMDAs) and $19.46 million or 5.58% in regular savings balances.

The following table summarizes the changes in the deposit categories since year-end 2009:

(Dollars In thousands)	March 31 2010	December 31 2009	$ Change	% Change

Demand deposits	$505,014	$575,501	$(70,487)	(12.25%)
Interest-bearing checking	252,352	257,654	(5,302)	(2.06%)
Regular savings	368,443	348,982	19,461	5.58%
Money market accounts	2,173,716	2,053,829	119,887	5.84%
Time deposits under $100,000	1,315,152	1,409,137	(93,985)	(6.67%)
Time deposits over $100,000	1,177,226	1,325,997	(148,771)	(11.22%)

Total deposits	$5,791,903	$5,971,100	$(179,197)	(3.00%)

Borrowings

Total borrowings at March 31, 2010 decreased $21.92 million or 2.20% during the first three months of 2010. Since year-end 2009, short-term borrowings increased $53.28 million or 23.90% due to a $49.64 million increase in securities sold under agreements to repurchase and a $3.44 million increase in federal funds purchased. Long-term borrowings decreased $75.19 million or 9.74% since year-end 2009 as long-term FHLB advances decreased $75.08 million or 12.79% due to repayments.

The table below summarizes the change in the borrowing categories since year-end 2009:

(Dollars In thousands)	March 31 2010	December 31 2009	$ Change	% Change
Federal funds purchased	$11,270	$7,835	$3,435	43.84%
Securities sold under agreements to repurchase	261,300	211,659	49,641	23.45%
TT&L note option	3,650	3,450	200	5.80%
Long-term FHLB advances	512,129	587,213	(75,084)	(12.79%)
Issuances of trust preferred capital securities	184,615	184,722	(107)	(0.06%)

Total borrowings	$972,964	$994,879	$(21,915)	(2.20%)

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2010 increased $3.69 million or 4.89% from year-end 2009 mainly as a result of an increase in income taxes payable of $6.72 million due to a timing difference in payments. Interest payable decreased $1.02 million due to a decline in interest-bearing deposits, derivative liabilities decreased $1.04 million due to a change in value while other accrued expenses declined $3.04 million due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2010 increased $7.50 million or less than 1% from December 31, 2009 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $4.37 million for the quarter.

Accumulated other comprehensive income increased $1.74 million due mainly to an increase of $996 thousand, net of deferred taxes, in the fair value of United’s cash flow hedge, an increase of $334 thousand, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio and amortization of pension costs of $327 thousand, net of deferred taxes.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2010 was $17.42 million or $0.40 per diluted share compared to $29.63 million or $0.68 per share for the first three months of 2009. United’s annualized return on average assets for the first three months of 2010 was 0.92% and return on average shareholders’ equity was 9.17% as compared to 1.50% and 16.25% for the first three months of 2009. United’s returns compare very favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of -0.16% and average return on equity of -2.22% for the year of 2009.

The results for the first quarter of 2010 included a net gain of $1.24 million on the sale of a corporate bond and noncash, before-tax, other-than-temporary impairment charges of $1.49 million on certain investment securities. The results for the first quarter of 2009 included a benefit of $11.51 million associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination.

Net interest income for the first three months of 2010 was $60.48 million, which was relatively flat from net interest income of $60.92 million for the first three months of 2009. The $438 thousand or less than 1% decrease in net interest income occurred because total interest income declined $10.61 million while total interest expense declined $10.17 million from the first quarter of 2009.

The provision for credit losses was $6.87 million for the first three months of 2010 as compared to $8.03 million for the first three months of 2009. Noninterest income was $15.57 million for the first three months of 2010, up $183 thousand or 1.19% when compared to the first three months of 2009. Noninterest expense increased $1.94 million or 4.63% for the first three months of 2010 compared to the same period in 2009. Income taxes increased $11.18 million for the first three months of 2010 as compared to the first three months of 2009. As mentioned above, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination during the first quarter of 2009. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. The effective tax rate for the first quarter of 2010 was 31.50%. Excluding the tax expense reduction, the effective tax rate for the first quarter of 2009 would have been 31.51%.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2010 and 2009, are presented below.

Net interest income for the first three months of 2010 was $60.48 million, which was relatively flat from the first quarter of 2009, decreasing $438 thousand or less than 1%. The slight decrease of $438 thousand in net interest income occurred because total interest income declined $10.61 million while total interest expense declined $10.17 million from the first quarter of 2009. On a linked-quarter basis, net interest income for the first quarter of 2010 was also relatively flat from the fourth quarter of 2009, declining $543 thousand or less than 1%. The $543 thousand decrease in net interest income occurred because total interest income declined $4.09 million while total interest expense declined $3.54 million from the fourth quarter of 2009. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2010 was $62.04 million, a decrease of $1.85 million or 2.89% from the first quarter of 2009. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $378.07 million or 5.23% for the first quarter of 2010. Average net loans declined $327.74 million or 5.53% for the first quarter of 2010 while average investments decreased $328.94 million or 25.85% due mainly to maturities and calls of securities from the first quarter of 2009. Average short-term investments increased $278.60 million as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve. In addition, the average yield on earning assets declined 40 basis points for the first quarter of 2010 as compared to the first quarter of 2009. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 53 basis points in the first quarter of 2010 average cost of funds. The net interest margin for the first quarter of 2010 was 3.65%, up 9 basis points from a net interest margin of 3.56% for the first quarter of 2009.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2010 declined $1.62 million or 2.54% from the fourth quarter of 2009 due to two fewer days in the quarter and a decline in average earning assets. Average earning assets decreased $284.36 million or 3.98% from the fourth quarter of 2009. Average net loans decreased $111.41 million or 1.95% while average investments declined $119.03 million or 11.20% for the quarter. The first quarter of 2010 average yield on earning assets declined a basis point while the average cost of funds decreased 13 basis points from the fourth quarter of 2009. The net interest margin of 3.65% for the first quarter of 2010 was an increase of 10 basis points from the net interest margin of 3.55% for the fourth quarter of 2009.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2010, March 31, 2009 and December 31, 2009:

	Three Months Ended
(Dollars in thousands)	March 31 2010	March 31 2009	December 31 2009

Net interest income, GAAP basis	$60,479	$60,917	$61,022
Tax-equivalent adjustment (1)	1,557	2,964	2,632

Tax-equivalent net interest income	$62,036	$63,881	$63,654

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and for the three months ended March 31, 2009 and December 31, 2009, interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75%. For the three months ended March 31, 2010, all interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2010 and 2009, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. For the first three months of 2010, interest income on all loans and investment securities was subject to state income taxes. For the first three months of 2009, the interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income rate of 8.75%.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1) (2)	Avg. Rate (1) (2)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$311,968	$296	0.38%	$33,365	$37	0.45%
Investment Securities:
Taxable	826,400	9,713	4.70%	1,092,888	13,798	5.05%
Tax-exempt	116,947	2,016	6.90%	179,394	3,199	7.13%

Total Securities	943,347	11,729	4.97%	1,272,282	16,997	5.34%
Loans, net of unearned income (3)	5,664,641	73,628	5.26%	5,985,790	80,635	5.45%
Allowance for loan losses	(67,900)			(61,312)

Net loans	5,596,741		5.32%	5,924,478		5.50%

Total earning assets	6,852,056	$85,653	5.05%	7,230,125	$97,669	5.45%

Other assets	823,366			774,718

TOTAL ASSETS	$7,675,422			$8,004,843

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,791,431	$15,942	1.35%	$4,721,829	$24,234	2.08%
Short-term borrowings	257,585	33	0.05%	638,807	351	0.22%
Long-term borrowings	717,678	7,642	4.32%	898,709	9,203	4.15%

Total Interest-Bearing Funds	5,766,694	23,617	1.66%	6,259,345	33,788	2.19%

Noninterest-bearing deposits	1,078,209			935,026
Accrued expenses and other liabilities	59,758			70,845

TOTAL LIABILITIES	6,904,661			7,265,216
SHAREHOLDERS’ EQUITY	770,761			739,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,675,422			$8,004,843

NET INTEREST INCOME		$62,036			$63,881

INTEREST SPREAD			3.39%			3.26%

NET INTEREST MARGIN			3.65%			3.56%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

For the quarters ended March 31, 2010 and 2009, the provision for credit losses was $6.87 million and $8.03 million, respectively. Net charge-offs were $6.51 million for the first quarter of 2010 as compared to net charge-offs of $6.95 million for the same quarter in 2009. These lower amounts of provision expense and net charge-offs for 2010 compared to the first quarter of 2009 were due mainly to lower commercial loan charge-offs. On a linked-quarter basis, United’s provision for credit losses and net charge-offs increased $149 thousand and $65 thousand, respectively, from the fourth quarter of 2009. Annualized net charge-offs as a percentage of average loans were 0.47% for the first quarter of 2010. This ratio compares very favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 1.58% for the year of 2009.

At March 31, 2010, nonperforming loans were $72.41 million or 1.29% of loans, net of unearned income compared to nonperforming loans of $72.26 million or 1.26% of loans, net of unearned income at December 31, 2009. Nonperforming loans include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. At March 31, 2010, nonaccrual loans were $62.45 million, an increase of $11.59 million or 22.80% from $50.86 million at year-end 2009. The increase in nonaccrual loans was due mainly to a $6.7 million failed residential development in the Shenandoah Valley region of Virginia and loans of $2.8 million and $2.5 million on residences at a southeastern West Virginia resort community. Loans past due 90 days or more were $9.96 million at March 31, 2010, a decrease of $10.36 million or 50.97% from $20.31 million at year-end 2009. There were no restructured loans at March 31, 2010 as compared to restructured loans of $1.09 million at December 31, 2009. The decrease in loans past due 90 days or more since year-end 2009 was primarily the result of loans being charged-off, placed on nonaccrual or transferred to OREO. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $113.59 million, including OREO of $41.18 million at March 31, 2010, represented 1.49% of total assets at the end of March 31, 2010 which compares favorably to the most recently reported percentage of 3.38% at December 31, 2009 for United’s Federal Reserve peer group. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.

At March 31, 2010, impaired loans were $69.68 million, which was an increase of $6.46 million or 10.22% from the $63.22 million in impaired loans at December 31, 2009. This increase in impaired loans was due mainly to one commercial real estate loan relationship of $4.0 million and the aforementioned $2.8 million nonaccrual loan on a residence at a southeastern West Virginia resort community. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At March 31, 2010, the allowance for credit losses was $70.37 million as compared to $70.01 million at December 31, 2009.

At March 31, 2010, the allowance for loan losses was $68.14 million as compared to $67.85 million at December 31, 2009. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.22% at March 31, 2010 and 1.18% of loans, net of unearned income at December 31, 2009. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 94.11% and 93.91% at March 31, 2010 and December 31, 2009, respectively. The coverage ratio for United’s Federal Reserve peer group was 71.69% at December 31, 2009. For United, this ratio at March 31, 2010 was very comparable to the ratio at December 31, 2009 because nonperforming loans were relatively flat for the quarter, only increasing $151 thousand or less than 1%.

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

United’s formal company-wide review of the allowance for loan losses at March 31, 2010 produced increased allocations in two of the four loan categories. The components of the allowance allocated to commercial loans decreased by $2.1 million due to the impact of a reduction of $1.9 million in the allocation for substandard loans, due to decreased outstandings in that loan pool. Another factor in the decrease was reduced specific allocations on impaired loans, which were down by $400 thousand as a result of the previously mentioned charge-offs and transfers to OREO. Offsetting these reductions somewhat was an overall increase in the pass rated commercial loan loss rate which resulted in increased allocations of $300 thousand for that particular loan pool. The real estate loan pool allocation increased $513 thousand as a result of increases in historical loss rates. The real estate construction loan pool allocations increased $25 thousand from December 31, 2009 primarily due to increased historical loss rates. The overall increase in allocations would have been greater; however, they were offset by a reduction of $865 thousand in specific allocations on impaired loans. The components of the allowance allocated to consumer loans decreased by $406 thousand due to a decrease in historical loss rates. The unfunded commitments liability increased by $67 thousand due to higher usage factors and higher historical loss rates.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate and the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $6.4 million at March 31, 2010 and $6.9 million at December 31, 2009. Compared to the prior year-end, this element of the allowance decreased by $483 thousand due to charge-offs and transfers to OREO.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at March 31, 2010 by $2.3 million to $4.0 million. This represents 5.66% of the Company’s total allowance for credit loss and in as much as this variance approximates a predetermined narrow parameter, the methodology has confirmed that the Company’s allowance for credit loss is at an appropriate level.

Management believes that the allowance for credit losses of $70.37 million at March 31, 2010 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 4 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.

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

Noninterest income for the first quarter of 2010 was $15.57 million, which was an increase of $183 thousand or 1.19% from the first quarter of 2009. Included in noninterest income for the first quarter of 2010 was a net gain of $1.24 million on the sale of a corporate bond and noncash, before-tax, other-than-temporary impairment charges of $1.49 million on certain investment securities. Excluding the results of security transactions, noninterest income for the first quarter of 2010 would have increased $630 thousand or 4.11% from the first quarter of 2009.

This increase resulted primarily from an increase of $1.13 million in income from bank owned life insurance policies due to an increase in the cash surrender values. United recorded income of $1.03 million from bank owned life insurance policies in the first quarter of 2010 as compared to a loss of $102 thousand in the first quarter of 2009.

In addition, fees from bankcard services increased $119 thousand due mainly to a higher volume of spending by consumers as well as business and government entities as a result of the improved economic conditions. Fees from bankcard services were $1.04 million for the first quarter of 2010 as compared to $923 thousand for the first quarter of 2009.

Revenue from trust and brokerage services for the first quarter of 2010 declined $322 thousand or 8.96% due mainly to a decrease in volume. Revenue from trust and brokerage services was $3.27 million for the first quarter of 2010 as compared to $3.59 million for the first quarter of 2009.

Fees from deposit services were $9.22 million for the first quarter of 2010 which was relatively flat from the first quarter of 2009, decreasing $79 thousand or less than 1%. In particular, NSF fees decreased $232 thousand while check card income increased $222 thousand for the first quarter of 2010 as compared to the first quarter of 2009.

Mortgage banking income decreased $25 thousand or 18.25% due to decreased spreads on mortgage loan sales in the secondary market even though sales increased in the first quarter of 2010 as compared to last year’s first quarter. Mortgage loan sales were $11.04 million in the first three months of 2010 as compared to $10.01 million in the first three months of 2009.

On a linked-quarter basis, noninterest income for the first quarter of 2010 increased $1.37 million from the fourth quarter of 2009. Included in the results for the first quarter of 2010 and fourth quarter of 2009 were noncash, before-tax, other-than-temporary impairment charges of $1.49 million and $2.83 million, respectively. Included in the results for the first quarter of 2010 was the net gain of $1.24 million on the sale of a corporate bond. Excluding the results of security transactions, noninterest income would have decreased $857 thousand or 5.10% on a linked-quarter basis due primarily to a decrease of $941 thousand or 9.26% in fees from deposit services due to seasonality. Partially offsetting this decrease was an increase in revenue from trust and brokerage services of $449 thousand or 15.91% as a result of an increase in the value of the assets under management.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2010 was $43.75 million, an increase of $1.94 million or 4.63% from the first quarter of 2009.

This increase was due primarily to higher premiums to increase the FDIC insurance fund for banks. FDIC insurance expense increased $1.81 million or 310.12% for the first quarter of 2010 as compared to the first quarter of 2009.

Employee compensation for the first quarter of 2010 was relatively flat from the first quarter of 2009, declining $46 thousand or less than 1% due mainly to a slight decline in the number of employees and lower commissions expense. Included in employee compensation for the first quarter of 2010 was expense for stock options of $280 thousand as compared to $137 thousand for the first quarter of 2009.

Employee benefits expense for the first quarter of 2010 decreased $395 thousand or 8.08% from the first quarter of 2009. Specifically within employee benefits expense, pension expense decreased $521 thousand for the first quarter of 2010 due mainly to an $11 million contribution in the third quarter of 2009. The contribution increased the earnings on the plan assets thus reducing the pension expense.

Net occupancy expense for the first quarter of 2010 increased $119 thousand or 2.61% from the first quarter of 2009. The increase was due mainly to additional building maintenance expense. Equipment expense including other real estate owned (OREO) costs, increased $230 thousand or 8.32% from the first three months of 2009 due mainly to an increase in losses due to a deterioration in property values associated with OREO.

Data processing expense increased $175 thousand or 6.62% for the first quarter of 2010 as compared to the first quarter of 2009. Bankcard processing fees increased $49 thousand or 6.55% due to increased transactions as a result of more consumer as well as business and government entities spending in the first quarter of 2010 as compared to last year’s first quarter.

On a linked-quarter basis, noninterest expense for the first quarter of 2010 was flat from the fourth quarter of 2009, decreasing $190 thousand or less than 1%. Decreases of $556 thousand in equipment expense primarily as a result of lower depreciation amounts and $257 thousand in employee benefits expense due mainly to lower pension costs were virtually offset by increases of $483 thousand in net occupancy expense due to increased utilities and building maintenance costs and $433 thousand in employee compensation due mainly to higher commissions and incentives expense.

Income Taxes

For the first quarter of 2010, United had an income tax expense of $8.01 million as compared to income tax benefit of $3.17 million for the first quarter of 2009. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. Excluding the tax expense reduction, income taxes for the first quarter of 2009 would have been $8.34 million or an effective tax rate of 31.51% which was comparable to 31.50% for the first three months of 2010. For further details related to income taxes, see Note 14 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2009 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2009 in the specified contractual obligations disclosed in the Annual Report on Form 10-K.

As of March 31, 2010, United recorded a liability for uncertain tax positions, including interest and penalties, of $1.19 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2009 10-K report.

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

For the three months ended March 31, 2010, cash of $38.10 million was provided by operating activities due mainly to net income of $17.42 million for the quarter. Net cash of $181.42 million was provided by investing activities which was primarily due to net cash received of $52.86 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $128.98 million in portfolio loans. During the first three months of 2010, net cash of $212.92 million was used in financing activities due primarily to a decline of $179.20 million in deposits and the repayment of FHLB borrowings in the amount of $75.08 million during the quarter. Other uses of cash for financing activities included the payment of $13.04 million for cash dividends. Cash provided by financing activities included an increase in short-term borrowings of $53.28 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $6.59 million for the first three months of 2010.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 12.63% at March 31, 2010 and 12.23% at December 31, 2009, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 11.32% and 9.33%, respectively, at March 31, 2010, are also well above regulatory minimum requirements.

Total shareholders’ equity was $769.05 million, which was relatively flat from December 31, 2009, increasing $7.50 million or less than 1%. United’s equity to assets ratio was 10.10% at March 31, 2010 as compared to 9.76% at December 31, 2009. The primary capital ratio, capital and reserves to total assets and reserves, was 10.92% at March 31, 2010 as compared to 10.56% at December 31, 2009. United’s average equity to average asset ratio was 10.04% for the first quarter of 2010 as compared to 9.24% the first quarter of 2009. All of these financial measurements reflect a financially sound position.

During the first quarter of 2010, United’s Board of Directors declared a cash dividend of $0.30 per share. Total cash dividends declared were $13.05 million for the first quarter of 2010 which was an increase of $457 thousand or 3.63% from the first quarter of 2009.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2010 and December 31, 2009:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2010	December 31, 2009
+200	5.24%	5.14%
+100	2.06%	1.41%
-100	2.69%	3.77%

At March 31, 2010, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.06% over one year as compared to an increase of 1.41% at December 31, 2009. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 5.24% over one year as of March 31, 2010, as compared to an increase of 5.14% as of December 31, 2009. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.69% over one year as of March 31, 2010 as compared to an increase of 3.77%, over one year as of December 31, 2009. With the federal funds rate at 0.25% at March 31, 2010 and December 31, 2009, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. During the first quarter of 2010, United received cash of $204 thousand from its subordinated interest in the securitization and recognized income of the same amount in the period. However, the securitization trust (the Trust) is subject to an adverse judgment arising from on ongoing class action suit. The adverse judgment will be paid from the residual cash flow of the Trust. Therefore, United cannot currently determine when or how long residual cash flow to United may be interrupted.

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

At March 31, 2010, United’s mortgage related securities portfolio had an amortized cost of $560 million, of which approximately $403 million or 72% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 2 years and a weighted average yield of 4.82%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.5 years. The projected price decline of the fixed rate CMO portfolio for an immediate, sustained upward shock of 300 basis points would be 5.5%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 17%.

United had approximately $89 million in 15-year mortgage backed securities with a projected yield of 4.69% and a projected average life of 3.1 years as of March 31, 2010. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.1 years and a weighted average maturity (WAM) of 9.6 years.

United had approximately $23 million in 20-year mortgage backed securities with a projected yield of 4.79% and a projected average life of 3.9 years on March 31, 2010. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 6.3 years and a weighted average maturity (WAM) of 13.3 years.

United had approximately $11 million in 30-year mortgage backed securities with a projected yield of 6.49% and a projected average life of 3.9 years on March 31, 2010. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 10.3 years and a weighted average maturity (WAM) of 17.8 years.

The remaining 6% of the mortgage related securities portfolio at March 31, 2010, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2010, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2010 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2009 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sold during the quarter ended March 31, 2010 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans (2)
1/01 – 1/31/2010	—	—	—	322,200
2/01 – 2/28/2010	—	—	—	322,200
3/01 – 3/31/2010	2,154	$26.72	—	322,200

Total	2,154	$26.72	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2010, the following shares were exchanged by participants in United’s stock option plans: March 2010 – 2,154 shares at an average price of $26.72.
(2)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: May 7, 2010	/s/ Richard M. Adams
Richard M. Adams,
Chairman of the Board and Chief Executive Officer

Date: May 7, 2010	/s/ Steven E. Wilson
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