Form 10-Q
period 2010-06-30
UNITED BANKSHARES INC/WV
filed 2010-08-05
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Class - Common Stock, $2.50 Par Value; 43,581,648 shares outstanding as of July 31, 2010.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2010 and December 31, 2009, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and six months ended June 30, 2010 and 2009, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2010, the related condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	June 30 2010	December 31 2009
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$128,393	$134,605
Interest-bearing deposits with other banks	321,199	314,445
Federal funds sold	717	717

Total cash and cash equivalents	450,309	449,767
Securities available for sale at estimated fair value (amortized cost-$836,550 at June 30, 2010 and $879,542 at December 31, 2009)	769,594	811,777
Securities held to maturity (estimated fair value-$64,721 at June 30, 2010 and $70,535 at December 31, 2009)	68,704	77,421
Other investment securities	79,793	77,722
Loans held for sale	879	5,284
Loans	5,466,958	5,740,778
Less: Unearned income	(3,411)	(3,969)

Loans net of unearned income	5,463,547	5,736,809
Less: Allowance for loan losses	(69,153)	(67,853)

Net loans	5,394,394	5,668,956
Bank premises and equipment	56,488	57,527
Goodwill	311,878	312,069
Accrued interest receivable	24,603	27,158
Other assets	306,718	317,420

TOTAL ASSETS	$7,463,360	$7,805,101

Liabilities
Deposits:
Noninterest-bearing	$1,135,114	$1,108,157
Interest-bearing	4,479,030	4,862,943

Total deposits	5,614,144	5,971,100
Borrowings:
Federal funds purchased	9,845	7,835
Securities sold under agreements to repurchase	293,737	211,659
Federal Home Loan Bank borrowings	512,042	587,213
Other short-term borrowings	2,845	3,450
Other long-term borrowings	184,509	184,722
Allowance for lending-related commitments	2,208	2,157
Accrued expenses and other liabilities	66,455	75,415

TOTAL LIABILITIES	6,685,785	7,043,551

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 at June 30, 2010 and December 31, 2009, including 737,323 and 881,419 shares in treasury at June 30, 2010 and December 31, 2009, respectively	110,798	110,798
Surplus	93,791	95,284
Retained earnings	662,825	653,613
Accumulated other comprehensive loss	(64,620)	(68,383)
Treasury stock, at cost	(25,219)	(29,762)

TOTAL SHAREHOLDERS’ EQUITY	777,575	761,550

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,463,360	$7,805,101

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$71,682	$77,902	$144,459	$156,487
Interest on federal funds sold and other short-term investments	267	9	563	46
Interest and dividends on securities:
Taxable	9,047	12,307	18,760	26,105
Tax-exempt	1,193	2,314	2,503	4,599

Total interest income	82,189	92,532	166,285	187,237

Interest expense
Interest on deposits	14,478	20,924	30,420	45,158
Interest on short-term borrowings	44	202	77	553
Interest on long-term borrowings	7,503	9,197	15,145	18,400

Total interest expense	22,025	30,323	45,642	64,111

Net interest income	60,164	62,209	120,643	123,126
Provision for credit losses	6,400	23,251	13,268	31,279

Net interest income after provision for credit losses	53,764	38,958	107,375	91,847

Other income
Fees from trust and brokerage services	3,461	3,506	6,733	7,100
Fees from deposit services	10,117	10,255	19,341	19,558
Bankcard fees and merchant discounts	1,078	1,058	2,120	1,981
Other service charges, commissions, and fees	490	526	848	977
Income from bank-owned life insurance	1,185	1,340	2,213	1,238
Income from mortgage banking	129	167	241	304
Other income	1,424	2,293	2,339	3,308

Total other-than-temporary impairment losses	(10,673)	(1,137)	(13,983)	(1,232)
Portion of loss recognized in other comprehensive income	9,577	—	11,401	—

Net other-than-temporary impairment losses	(1,096)	(1,137)	(2,582)	(1,232)
Net gains (losses) on sales/calls of investment securities	796	(158)	1,904	6

Net investment securities losses	(300)	(1,295)	(678)	(1,226)

Total other income	17,584	17,850	33,157	33,240

Other expense
Employee compensation	14,848	14,751	29,749	29,698
Employee benefits	4,332	4,734	8,826	9,623
Net occupancy expense	4,274	4,154	8,945	8,706
Other real estate owned (OREO) expense	2,648	869	4,268	2,106
Equipment expense	1,443	1,386	2,818	2,914
Data processing expense	2,749	2,639	5,567	5,282
Bankcard processing expense	774	840	1,571	1,588
FDIC insurance expense	2,457	4,284	4,848	4,867
Other expense	11,663	12,041	22,347	22,728

Total other expense	45,188	45,698	88,939	87,512

Income before income taxes	26,160	11,110	51,593	37,575
Income taxes	8,241	2,954	16,252	(214)

Net income	$17,919	$8,156	$35,341	$37,789

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)—(continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Earnings per common share:
Basic	$0.41	$0.19	$0.81	$0.87

Diluted	$0.41	$0.19	$0.81	$0.87

Dividends per common share	$0.30	$0.29	$0.60	$0.58

Average outstanding shares:
Basic	43,539,531	43,396,901	43,497,809	43,402,034
Diluted	43,640,805	43,463,108	43,587,686	43,464,674

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2010
			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Common Stock
	Shares	Par Value
Balance at January 1, 2010	44,319,157	$110,798	$95,284	$653,613	$(68,383)	$(29,762)	$761,550

Comprehensive income:
Net income	—	—	—	35,341	—	—	35,341
Other comprehensive income, net of tax:	—	—	—	—	3,763	—	3,763

Total comprehensive income, net of tax							39,104
Stock based compensation expense	—	—	560	—	—	—	560
Purchase of treasury stock (4,512 shares)	—	—	—	—	—	(127)	(127)
Distribution of treasury stock for deferred compensation plan (28,130 shares)	—	—	—	—	—	513	513
Cash dividends ($0.60 per share)	—	—	—	(26,129)	—	—	(26,129)
Common stock options exercised (120,478 shares)	—	—	(2,053)	—	—	4,157	2,104

Balance at June 30, 2010	44,319,157	$110,798	$93,791	$662,825	$(64,620)	$(25,219)	$777,575

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended June 30
	2010	2009
NET CASH PROVIDED BY OPERATING ACTIVITIES	$63,545	$23,727

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	5,645	14,030
Proceeds from sales of securities held to maturity	2,238	—
Proceeds from sales of securities available for sale	54,076	796
Proceeds from maturities and calls of securities available for sale	324,783	179,321
Purchases of securities available for sale	(338,551)	(34,091)
Net purchases of bank premises and equipment	(1,519)	(2,814)
Net change in other investment securities	545	(137)
Net change in loans	261,722	96,149

NET CASH PROVIDED BY INVESTING ACTIVITIES	308,939	253,254

FINANCING ACTIVITIES
Cash dividends paid	(26,095)	(25,184)
Excess tax benefits from stock-based compensation arrangements	307	168
Acquisition of treasury stock	—	(847)
Proceeds from exercise of stock options	1,977	449
Repayment of long-term Federal Home Loan Bank borrowings	(75,171)	(160)
Distribution of treasury stock for deferred compensation plan	513	380
Changes in:
Deposits	(356,956)	87,956
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	83,483	(351,378)

NET CASH USED IN FINANCING ACTIVITIES	(371,942)	(288,616)

Increase/(Decrease) in cash and cash equivalents	542	(11,635)

Cash and cash equivalents at beginning of year	449,767	213,534

Cash and cash equivalents at end of period	$450,309	$201,899

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2010 and 2009 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2009 has been extracted from the audited financial statements included in United’s 2009 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2009 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (ASC topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. United adopted ASU 2010-09 during the second quarter of 2010. The adoption did not have a material impact on United’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (ASC topic 815): Scope Exception Related to Embedded Credit Derivatives”, to address questions raised in practice about the intended breadth of the embedded credit derivative scope exception in ASC topic 815. The amended guidance clarifies that the scope exception does not apply to contracts that contain an embedded credit derivative related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another. ASU 2010-11 was effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. United adopted ASU 2010-11 on July 1, 2010 as required. The adoption did not have a material impact on United’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables (ASC topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset”. This ASU clarifies that modifications of loans that are accounted for within a pool under ASC topic 310 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under ASC topic 310 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under ASC topic 310. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. United does not expect the ASU 2010-18 to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010. United will include these disclosures in the notes to the financial statements of its December 31, 2010 Form 10-K. As ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption will have no impact on United’s consolidated financial statements.

2. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$88,844	$36	—	$88,880
State and political subdivisions	84,062	3,932	$112	87,882
Residential mortgage-backed securities
Agency	396,429	19,523	—	415,952
Non-agency	114,951	695	8,357	107,289
Trust preferred collateralized debt obligations	130,540	—	78,087	52,453
Single issue trust preferred securities	15,574	280	4,796	11,058
Marketable equity securities	6,150	190	260	6,080

Total	$836,550	$24,656	$91,612	$769,594

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,960	$54	$—	$5,014
State and political subdivisions	96,900	3,389	167	100,122
Residential mortgage-backed securities
Agency	478,916	18,924	—	497,840
Non-agency	145,480	55	11,690	133,845
Trust preferred collateralized debt obligations	132,457	—	73,162	59,295
Single issue trust preferred securities	15,552	49	5,214	10,387
Marketable equity securities	5,277	159	162	5,274

Total	$879,542	$22,630	$90,395	$811,777

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2010 and December 31, 2009.

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
June 30, 2010
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	—	—	$3,754	$112
Residential mortgage-backed securities
Agency	—	—	—	—
Non-agency	$4,658	$51	64,079	8,306
Trust preferred collateralized debt obligations	—	—	52,453	78,087
Single issue trust preferred securities	516	16	6,317	4,780
Marketable equity securities	1,110	123	358	137

Total	$6,284	$190	$126,961	$91,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2009
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$3,443	$53	$2,649	$114
Residential mortgage-backed securities
Agency	163	—	—	—
Non-agency	26,181	209	85,138	11,481
Trust preferred collateralized debt obligations	—	—	59,295	73,162
Single issue trust preferred securities	115	19	9,239	5,195
Marketable equity securities	244	17	448	145

Total	$30,146	$298	$156,769	$90,097

Marketable equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The following table shows the proceeds from sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of those sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method. The realized losses relate to the sales of the securities within the rabbi trust.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Proceeds from sales and calls	$237,543	$94,365	$378,859	$180,117
Gross realized gains	411	345	595	509
Gross realized losses	63	516	384	516

At June 30, 2010, gross unrealized losses on available for sale securities were $91,612 on 84 securities of a total portfolio of 354 available for sale securities. Securities in an unrealized loss position at June 30, 2010 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The majority of the non-agency residential mortgage-backed securities in an unrealized loss position remain AAA rated. Approximately 71% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 29% includes collateral that was produced in the years of 2006 and 2007. Ninety-seven percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. United performs an in-depth analysis on each non-agency residential mortgage-backed security on a monthly basis to evaluate for other-than-temporary-impairment. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Additionally, management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Based upon management’s review, the Company concluded that none of the non-agency residential mortgage-backed securities were other-than-temporarily impaired. The company continues to receive all contractually due principal and interest payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the second quarter of 2010, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $634 thousand dollars. The issuer has the contractual ability to defer interest payments for up to 5 years.

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

At June 30, 2010, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely than not that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each issuer and considered the current deferrals and defaults, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, subordination, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. Management also spoke with analysts who covered specific companies, particularly when those companies were deferring or experiencing financial difficulties. The underlying collateral analysis for each issuer took into consideration several factors including TARP participation, capital adequacy, earnings trends and asset quality. Management also performed a stress test analysis to determine what level of defaults would have to occur before United would experience a break in yield or principal. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment. Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2010 related to these securities was $1.10 million. The noncredit-related other-than-temporary impairment recognized in the second quarter on these securities, which are not expected to be sold, was $9.58 million. The noncredit-related other-than-temporary impairment, net of deferred taxes, of $6.22 million was recognized during the second quarter in accumulated other comprehensive income (loss) (OCI).

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of June 30, 2010 consisted of $10.00 million in investment grade bonds, $12.19 million in split-rated bonds and $108.36 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of June 30, 2010 consisted of $4.98 million in split-rated bonds and $6.12 million in below investment grade bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of June 30, 2010:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior	$25,164	$13,729	$11,435	$10,000	$5,000	$10,164
Mezzanine (now in Senior position)	19,080	7,762	11,318	—	7,186	11,894
Mezzanine	86,296	30,962	55,334	—	—	86,296
Single Issue Trust Preferred	11,097	6,317	4,780	—	4,975	6,122

Totals	$141,637	$58,770	$82,867	$10,000	$17,161	$114,476

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described above and exercise management’s professional judgment in evaluating whether it was expected that United would be unable to realize all principal and interest expected at purchase.

Except for the securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of June 30, 2010 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of June 30, 2010, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of June 30, 2010, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the second quarter of 2010, United evaluated all of its cost method investments to identify any events or changes in circumstances which could have a significant adverse effect on the fair value of certain cost method securities. United determined that no such events or changes in circumstances had occurred during the second quarter of 2010. Therefore, United did not record any impairment in the second quarter of 2010 on these cost method securities.

Below is a progression of the anticipated credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2009	$25,509
Additions for credit losses on securities for which OTTI was not previously recognized	1,311
Additions for additional credit losses on securities for which OTTI was previously recognized	1,271

Balance of cumulative credit losses at June 30, 2010	$28,091

The amortized cost and estimated fair value of securities available for sale at June 30, 2010 and December 31, 2009 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$92,519	$92,590	$10,560	$10,613
Due after one year through five years	57,764	60,142	62,537	64,514
Due after five years through ten years	171,471	178,088	179,564	183,417
Due after ten years	508,646	432,693	621,604	547,959
Marketable equity securities	6,150	6,081	5,277	5,274

Total	$836,550	$769,594	$879,542	$811,777

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,267	$2,279	$—	$13,546
State and political subdivisions	21,861	550	30	22,381
Residential mortgage-backed securities
Agency	103	12	—	115
Non-agency	2	—	—	2
Single issue trust preferred securities	32,125	—	6,794	25,331
Other corporate securities	3,346	—	—	3,346

Total	$68,704	$2,841	$6,824	$64,721

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,331	$1,588	$—	$12,919
State and political subdivisions	25,904	666	79	26,491
Residential mortgage-backed securities
Agency	108	12	—	120
Non-agency	2	—	—	2
Single issue trust preferred securities	33,499	—	9,073	24,426
Other corporate securities	6,577	—	—	6,577

Total	$77,421	$2,266	$9,152	$70,535

Even though the fair value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of June 30, 2010, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($10.27 million), SunTrust Bank ($7.50 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and a sale of held to maturity securities that have been included in earnings as a result of those calls and sale. During the first six months of 2010, a corporate bond with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

a carrying value of $1.00 million and classified as held-to-maturity was sold as a result of a limited opportunity to divest in this issuer, which had filed bankruptcy in 2008. United realized a gain of $1.24 million on the sale of the bond. Gains or losses on calls and sale of held to maturity securities are recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Gross realized gains	52	—	1,297	—
Gross realized losses	—	—	—	—

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,523	$1,542	$2,770	$2,807
Due after one year through five years	6,669	6,845	8,196	8,428
Due after five years through ten years	20,347	22,744	21,682	23,447
Due after ten years	40,165	33,590	44,773	35,853

Total	$68,704	$64,721	$77,421	$70,535

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $695,853 and $734,403 at June 30, 2010 and December 31, 2009, respectively.

3. LOANS

Major classifications of loans are as follows:

	June 30, 2010	December 31, 2009
Commercial, financial and agricultural	$1,046,880	$1,108,265
Real estate:
Single-family residential	1,778,934	1,859,439
Commercial	1,580,503	1,619,628
Construction	504,357	559,602
Other	280,312	275,405
Installment	275,972	318,439

Total gross loans	$5,466,958	$5,740,778

The table above does not include loans held for sale of $879 and $5,284 at June 30, 2010 and December 31, 2009, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $88,215 and $91,820 at June 30, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

4. ALLOWANCE FOR CREDIT LOSSES

United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,208 and $2,157 at June 30, 2010 and December 31, 2009, respectively, is separately classified as a liability on the balance sheet. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

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

A progression of the allowance for credit losses, which includes the allowance for loan losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Balance at beginning of period	$70,366	$64,682	$70,010	$63,603
Provision for credit losses	6,400	23,251	13,268	31,279

	76,766	87,933	83,278	94,882
Loans charged-off	(5,985)	(21,702)	(12,920)	(29,053)
Less: Recoveries	580	303	1,003	705

Net charge-offs	(5,405)	(21,399)	(11,917)	(28,348)

Balance at end of period	$71,361	$66,534	$71,361	$66,534

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Nonperforming assets are summarized as follows:

	June 30, 2010	December 31, 2009
Nonaccrual loans	$64,831	$50,856
Loans past due 90 days or more and still accruing interest	9,055	20,314
Restructured loans	—	1,087

Total nonperforming loans	73,886	72,257
Other real estate owned	36,019	40,058

Total nonperforming assets	$109,905	$112,315

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the contractual terms of the loan agreement is doubtful. At June 30, 2010, the recorded investment in loans that were considered to be impaired was $63,943. Included in this amount is $40,204 of impaired loans for which the related allowance for credit losses is $6,817 and $23,739 of impaired loans that do not have an allowance for credit losses due to management’s estimate that the fair value of the underlying collateral of these loans is sufficient for full repayment of the loan and interest. At December 31, 2009, the recorded investment in loans that were considered to be impaired was $63,221. Included in this amount were $37,937 of impaired loans for which the related allowance for credit losses was $6,891 and $25,284 of impaired loans that did not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended June 30, 2010 and for the year ended December 31, 2009 was approximately $65,598 and $58,896, respectively.

United recognized interest income on impaired loans of approximately $122 and $306 for the quarter and six months ended June 30, 2010, respectively, and $135 and $329 for the quarter and six months ended June 30, 2009, respectively. Substantially all of the interest income was recognized using the accrual method of income recognition. The amount of interest income that would have been recorded under the original terms for the above loans was $1,233 and $2,738 for the quarter and six months ended June 30, 2010, respectively, and $1,012 and $1,929 for the quarter and six months ended June 30, 2009, respectively.

6. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($27,196)	$3,799

Goodwill not subject to amortization			$311,878

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($26,172)	$4,823

Goodwill not subject to amortization			$312,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

United incurred amortization expense of $491 and $1,025 for the quarter and six months ended June 30, 2010, respectively, and $662 and $1,366 for the quarter and six months ended June 30, 2009, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2010	$1,884
2011	1,362
2012	915
2013	466
2014 and thereafter	196

7. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $285,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2010, federal funds purchased were $9,845 while securities sold under agreements to repurchase were $293,737. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2010, United had no outstanding balance under this line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of June 30, 2010, United Bank (VA) had an outstanding balance of $2,845 and had additional funding available of $2,155.

8. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2010, United had an unused borrowing amount of $1,467,131 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. At June 30, 2010, $512,042 of FHLB advances with a weighted-average interest rate of 2.43% is scheduled to mature within the next nine years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2010	$309,685
2011	60,000
2012	55,000
2013	29,404
2014 and thereafter	57,953

Total	$512,042

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2010 and December 31, 2009, the outstanding balances of the Debentures were $184,509 and $184,722 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,527,057 and $1,726,341 of loan commitments outstanding as of June 30, 2010 and December 31, 2009, respectively, the majority of which expire within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $2,121 as of June 30, 2010 and December 31, 2009. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $121,666 and $117,729 as of June 30, 2010 and December 31, 2009, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Under the provisions of the Derivatives and Hedging topic, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of June 30, 2010, United has fair value hedges and a cash flow hedge.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the six months ended June 30, 2010 and 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at June 30, 2010:

Derivative Classifications and Hedging Relationships

June 30, 2010

	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,538	—	6.27%

Total Derivatives Used in Fair Value Hedges	$13,538

Cash Flow Hedge:
Pay Fixed Swap (Hedging FHLB Borrowing)	$234,685	—	3.79%

Total Derivative Used in Cash Flow Hedge	$234,685

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$248,223

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$5,029	Other assets	$3,772

Total derivatives not designated as hedging instruments		$5,029		$3,772

Total asset derivatives		$5,029		$3,772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$5,557	Other liabilities	$9,077

Total derivatives designated as hedging instruments		$5,557		$9,077

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$5,029	Other liabilities	$3,772

Total derivatives not designated as hedging instruments		$5,029		$3,772

Total liability derivatives		$10,586		$12,849

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 are presented as follows:

			Three Months Ended
	Income Statement Location		June 30, 2010	June 30, 2009
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$23	$22

Total derivatives in fair value hedging relationships			$23	$22

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$1,126	$1,972
Interest rate contracts (2)	Other expense		$(1,126)	$(1,972)

Total derivatives not designated as hedging instruments			$—	$—

Total derivatives			$23	$22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

			Six Months Ended
	Income Statement Location		June 30, 2010	June 30, 2009
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$43	$57

Total derivatives in fair value hedging relationships			$43	$57

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$1,714	$2,308
Interest rate contracts (2)	Other expense		$(1,714)	$(2,308)

Total derivatives not designated as hedging instruments			$—	$—

Total derivatives			$43	$57

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

11. FAIR VALUE MEASUREMENTS

United determines the fair values of its financial instruments based on the fair value hierarchy established by ASC topic 820, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect United’s market assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflects forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. The discount rates utilized in the valuation range from a low of approximately 9% to a high of approximately 29%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2010 Using
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$88,880	—	$88,880	—
State and political subdivisions	87,882	—	87,882	—
Residential mortgage-backed securities
Agency	415,952	—	415,952	—
Non-agency	107,289	$495	106,794	—
Trust preferred collateralized debt obligations	52,453	—	—	$52,453
Single issue trust preferred securities	11,058	386	10,672	—

Total available for sale debt securities	763,514	881	710,180	52,453
Available for sale equity securities:
Financial services industry	1,254	1,254	—	—
Equity mutual funds (1)	4,008	4,008	—	—
Other equity securities	818	818	—	—

Total available for sale equity securities	6,080	6,080	—	—

Total available for sale securities	769,594	6,961	710,180	52,453
Derivative financial assets:
Interest rate contracts	5,029	—	5,029	—
Liabilities
Derivative financial liabilities:
Interest rate contracts	10,586	—	10,586	—

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

		Fair Value at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,014	—	$5,014	—
State and political subdivisions	100,122	—	100,122	—
Residential mortgage-backed securities
Agency	497,840	—	497,840	—
Non-agency	133,846	$584	133,262	—
Trust preferred collateralized debt obligations	59,294	—	—	$59,294
Single issue trust preferred securities	10,387	366	10,021	—
Marketable equity securities	5,274	5,274	—	—
Derivative financial assets	3,772	—	3,772	—

Liabilities
Derivative financial liabilities	12,849	—	12,849	—

The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2010 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2010	December 31, 2009
Balance, beginning of year	$59,294	$84,132
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(2,582)	(5,370)
Included in other comprehensive income	(4,259)	(19,468)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, ending of year	$52,453	$59,294

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—	—

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first six months of 2010.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

	Balance as of June 30, 2010	Fair Value Measurements at June 30, 2010 Using			YTD Losses
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$40,204	—	$30,490	$9,714	$5,319
OREO	36,019	—	35,887	132	401

	Balance as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using			YTD Losses
D escription		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$37,937	—	$20,057	$17,880	$3,443
OREO	40,058	—	37,588	2,470	1,100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The estimated fair values of United’s financial instruments are summarized below:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$450,309	$450,309	$449,767	$449,767
Securities available for sale	769,594	769,594	811,777	811,777
Securities held to maturity	68,704	64,721	77,421	70,535
Other securities	79,793	79,195	77,722	77,220
Loans held for sale	879	879	5,284	5,284
Loans	5,463,547	5,378,275	5,736,809	5,659,661
Derivative financial assets	5,029	5,029	3,772	3,772
Deposits	5,614,144	5,646,509	5,971,100	5,995,494
Short-term borrowings	306,427	306,427	222,944	222,944
Long-term borrowings	696,551	705,514	771,935	775,080
Derivative financial liabilities	10,586	10,586	12,849	12,849

12. STOCK BASED COMPENSATION

On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e., options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of June 30, 2010, 576,350 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $280 thousand and $560 thousand for the second quarter and first half of 2010, respectively, which was included in salaries and employee benefits expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

A summary of option activity under the Plans as of June 30, 2010, and the changes during the first six months of 2010 are presented below:

	Six Months Ended June 30, 2010
	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2010	1,490,302			$28.99
Granted	321,800			22.31
Exercised	120,478			17.46
Forfeited or expired	23,416			28.56

Outstanding at June 30, 2010	1,668,208	$1,883,671	5.2	$28.54

Exercisable at June 30, 2010	1,131,608	$1,385,563	3.5	$30.45

The following table summarizes the status of United’s nonvested awards during the first six months of 2010:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2010	220,300	$7.06
Granted	321,800	6.25
Vested	—	—
Forfeited or expired	5,500	6.69

Nonvested at June 30, 2010	536,600	$6.58

Cash received from options exercised under the Plans for the six months ended June 30, 2010 and 2009 was $1.98 million and $449 thousand, respectively. During the six months ended June 30, 2010 and 2009, 120,478 and 39,988 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for both the six months ended June 30, 2010 and 2009. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2010 and 2009 was $1.30 million and $505 thousand, respectively.

The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $307 thousand and $168 thousand from excess tax benefits related to share-based compensation for the six months ended June 30, 2010 and 2009, respectively.

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

In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

Net periodic pension cost for the three and six months ended June 30, 2010 and 2009 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$588	$596	$1,170	$1,185
Interest cost	1,074	1,000	2,137	1,988
Expected return on plan assets	(1,721)	(1,327)	(3,422)	(2,639)
Amortization of transition asset	(33)	(44)	(65)	(87)
Recognized net actuarial loss	576	962	1,146	1,914
Amortization of prior service cost	—	—	—	—

Net periodic pension (benefit) cost	$484	$1,187	$966	$2,361

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on assets	8.00%	8.50%	8.00%	8.50%
Rate of compensation increase (prior to age 45)	3.75%	4.75%	3.75%	4.75%
Rate of compensation increase	2.75%	3.25%	2.75%	3.25%

14. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of June 30, 2010, United has provided a liability for $1,192 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

As of June 30, 2010 and 2009, the total amount of accrued interest related to uncertain tax positions was $525 and $595, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

15. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net Income	$17,919	$8,156	$35,341	$37,789
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(10,671)	—	(13,982)	—
Related income tax effect	3,735	—	4,894	—
Less : OTTI charges recognized in net income	1,096	—	2,582	—
Related income tax benefit	(384)	—	(904)	—
Reclassification of previous noncredit OTTI to credit OTTI	—	—	1,271	—
Related income tax benefit	—	—	(445)	—

Net unrealized losses on AFS securities with OTTI	(6,224)	—	(6,584)	—

AFS securities – all other:
Net change in unrealized gains on AFS securities arising during the period	10,219	2,362	11,150	6,505
Related income tax effect	(3,576)	(827)	(3,902)	(2,277)
Net reclassification adjustment for (gains) losses included in net income	(348)	1,295	(211)	1,226
Related income tax expense (benefit)	122	(453)	74	(429)

	6,417	2,377	7,111	5,025

Net effect of AFS securities on other comprehensive income	193	2,377	527	5,025

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	—	—	130	—
Related income tax expense	—	—	(45)	—
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	19	4	44
Related income tax expense	(1)	(7)	(2)	(16)

Net effect of HTM securities on other comprehensive income	1	12	87	28

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	2,306	831	3,838	1,187
Related income tax effect	(807)	(290)	(1,343)	(415)

Net effect of cash flow hedge derivatives on other comprehensive income	1,499	541	2,495	772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Pension plan:
Change in pension asset	—	—	—	(324)
Related income tax expense	—	—	—	113
Amortization of transition asset	(33)	(44)	(65)	(87)
Related income tax expense	14	16	26	32
Recognized net actuarial loss	576	962	1,146	1,914
Related income tax benefit	(230)	(354)	(453)	(698)

Net effect of change in pension plan asset on other comprehensive income	327	580	654	950

Total change in other comprehensive income	2,020	3,510	3,763	6,775

Total Comprehensive Income	$19,939	$11,666	$39,104	$44,564

16. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Basic
Net Income	$17,919	$8,156	$35,341	$37,789

Average common shares outstanding	43,539,531	43,396,901	43,497,809	43,402,034

Earnings per basic common share	$0.41	$0.19	$0.81	$0.87

Diluted
Net Income	$17,919	$8,156	$35,341	$37,789

Average common shares outstanding	43,539,531	43,396,901	43,497,809	43,402,034
Equivalents from stock options	101,274	66,207	89,877	62,640

Average diluted shares outstanding	43,640,805	43,463,108	43,587,686	43,464,674

Earnings per diluted common share	$0.41	$0.19	$0.81	$0.87

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2010			As of December 31, 2009
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$185,928	$179,536	$6,392	$186,730	$180,423	$6,307

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2010, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At June 30, 2010, the allowance for loan losses was $69.2 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolios. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $6.9 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first half of 2010 net income by approximately $4.5 million, or $0.10 per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 4. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 3, Loans to the unaudited consolidated financial statements.

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

United uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. United considers derivative instruments to be a critical accounting policy due to the complexity and judgment associated with the implementation of the accounting guidance and because carrying assets and liabilities at fair value inherently result in more financial statement volatility. The accounting policies utilized by the Company to record derivatives reflect the guidance in the Derivatives and Hedging topic of the FAS Accounting Standards Codification and other related accounting guidance. In accordance with the guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are provided by third parties. Accounting for changes in the fair value of a particular derivative differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. At June 30, 2010, United has one derivative designated as a cash flow hedge and three derivatives designated as fair value hedges. The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings and measure changes in the fair value of the hedged items. At June 30, 2010, United also has three derivatives not included in hedge relationships. Such derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively. Management believes that its methods of addressing these judgmental areas and applying the guidance are in accordance with GAAP and consistent with industry practices. Interpretations of the Derivatives and Hedging topic of the FASB Accounting Standards Codification and related guidance continue to change and evolve. Future interpretations could result in material changes to United’s accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on financial condition, they could have a material adverse effect on United’s results of operations in the period they occur. However, the potential impact to United’s operating results for such changes cannot be reasonably estimated. Additional information relating to United’s use of derivatives is included in Note 10, Derivative Financial Instruments, to the unaudited consolidated financial statements.

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

At June 30, 2010, approximately 11.40% of total assets, or $850.85 million, consisted of financial instruments recorded at fair value. Of this total, approximately 92.68% or $788.55 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 7.32% or $62.30 million of these financial instruments were valued using unobservable market information or Level 3 measurements. At June 30, 2010, only $10.59 million or less than 1% of total liabilities was recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 11, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of June 30, 2010 were $7.46 billion which was a decline of $341.74 million or 4.38% from December 31, 2009. The decrease was primarily the result of decreases in investment securities, portfolio loans and other assets of $48.83 million or 5.05%, $273.26 million or 4.76%, and $10.70 million or 3.37%, respectively. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $357.77 million or 5.08% from year-end 2009. The decrease in total liabilities was due mainly to reductions of $356.96 million or 5.98% and $8.96 million or 11.88% in deposits and accrued expenses and other liabilities, respectively, from year-end 2009. Shareholders’ equity increased $16.03 million or 2.10% from year-end 2009.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2010 were flat, increasing $542 thousand or less than 1% from year-end 2009. Of this total increase, interest-bearing deposits with other banks increased $6.75 million or 2.15% as United placed its excess cash in an interest-bearing account with the Federal Reserve and other financial institutions while cash and due from banks decreased $6.21 million or 4.61% from year-end 2009. During the first six months of 2010, net cash of $63.55 million and $308.94 million was provided by operating activities and investing activities, respectively. Net cash of $371.94 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2010 and 2009.

Securities

Total investment securities at June 30, 2010 decreased $48.83 million or 5.05% from year-end 2009. Securities available for sale declined $42.18 million or 5.20%. This change in securities available for sale reflects $378.65 million in sales, maturities and calls of securities, $338.55 million in purchases, and an increase of $811 thousand in market value. Securities held to maturity decreased $8.72 million or 11.26% from year-end 2009 due to calls and maturities of securities. Other investment securities increased $2.07 million or 2.66% from year-end 2009.

The following table summarizes the changes in the available for sale securities since year-end 2009:

(Dollars In thousands)	June 30 2010	December 31 2009	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$88,880	$5,014	$83,866	1,672.64%
State and political subdivisions	87,882	100,122	(12,240)	(12.23)%
Mortgage-backed securities	523,241	631,685	(108,444)	(17.17)%
Marketable equity securities	6,080	5,274	806	15.28%
Corporate securities	63,511	69,682	(6,171)	(8.86)%

Total available for sale securities, at fair value	$769,594	$811,777	$(42,183)	(5.20)%

The following table summarizes the changes in the held to maturity securities since year-end 2009:

(Dollars In thousands)	June 30 2010	December 31 2009	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,267	$11,331	$(64)	(0.56)%
State and political subdivisions	21,861	25,904	(4,043)	(15.61)%
Mortgage-backed securities	105	110	(5)	(4.55)%
Corporate securities	35,471	40,076	(4,605)	(11.49)%

Total held to maturity securities, at amortized cost	$68,704	$77,421	$(8,717)	(11.26)%

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $4.41 million or 83.36% as loan sales exceeded loan originations in the secondary market during the first six months of 2010. Portfolio loans, net of unearned income, decreased $273.26 million or 4.76% from year-end 2009 due mainly to decreases in virtually all loan categories as loan demand remains soft due to current economic conditions. Single family residential real estate loans, commercial loans (not secured by real estate) and consumer loans decreased $80.51 million or 4.33%, $61.39 million or 5.54%, and $42.47 million or 13.34%, respectively. In addition, commercial real estate loans decreased $39.13 million or 2.42% and construction loans declined $55.25 million or 9.87% from year-end 2009. These decreases were partially offset by an increase from year-end 2009 in other real estate loans of $4.91 million or 1.78%.

The following table summarizes the changes in the loan categories since year-end 2009:

(Dollars in thousands)	June 30 2010	December 31 2009	$ Change	% Change
Loans held for sale	$879	$5,284	$(4,405)	(83.36)%

Commercial, financial, and agricultural	$1,046,880	$1,108,265	$(61,385)	(5.54)%
Real Estate:
Single family residential	1,778,934	1,859,439	(80,505)	(4.33)%
Commercial	1,580,503	1,619,628	(39,125)	(2.42)%
Construction	504,357	559,602	(55,245)	(9.87)%
Other	280,312	275,405	4,907	1.78%
Consumer	275,972	318,439	(42,467)	(13.34)%
Less: Unearned income	(3,411)	(3,969)	558	14.06%

Total Loans, net of unearned income	$5,463,547	$5,736,809	$(273,262)	(4.76)%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $10.70 million or 3.37% from year-end 2009 due mainly to decreases in prepaid FDIC assessments of $4.26 million due to a required three year prepayment of premiums in the fourth quarter of 2009, OREO of $4.04 million due to sales and a decline in property values, deferred tax assets of $3.09 million, and core deposit intangibles of $1.02 million due to amortization. Partially offsetting these decreases from year-end 2009 was a net increase of $2.21 million in cash surrender values of bank-owned life insurance policies and an increase of $1.26 million in derivatives assets due to a change in fair value.

Deposits

Total deposits at June 30, 2010 decreased $356.96 million or 5.98% from year-end 2009. In terms of composition, noninterest-bearing deposits increased $26.96 million or 2.43% while interest-bearing deposits decreased $383.91 million or 7.89% from December 31, 2009. The increase in noninterest-bearing deposits was due mainly to an increase in commercial noninterest-bearing deposits of $56.92 million or 7.25%. Personal noninterest-bearing deposits, public noninterest-bearing deposits and official checks declined $10.74 million or 3.95%, $10.11 million or 42.70% and $7.89 million or 18.41%, respectively.

The decrease in interest-bearing deposits was due mainly to declines in time deposits over $100,000 of $319.37 million or 24.09% and time deposits under $100,000 of $164.68 million or 11.69%. The $319.37 million decrease in time deposits over $100,000 was mostly due to decreases of $182.96 million in Certificate of Deposit Account Registry Service (CDARS) balances, $60.84 million in brokered deposits and $60.00 million and $14.20 million in fixed-rate and variable-rate certificate of deposits (CDs) over $100,000, respectively. The $164.68 million decrease in time deposits under $100,000 was mainly the result of decreases in CDARS balances of $78.00 million, fixed-rate CDs of $54.29 million and variable-rate CDs of $36.26 million. Partially offsetting these decreases in interest-bearing deposits were increases of $64.94 million or 4.27% in interest-bearing money market accounts (MMDAs), $23.73 million or 6.80% in regular savings balances, and $11.47 million or 4.45% in interest-bearing checking accounts.

The following table summarizes the changes in the deposit categories since year-end 2009:

(Dollars In thousands)	June 30 2010	December 31 2009	$ Change	% Change
Demand deposits	$570,421	$575,501	$(5,080)	(0.88)%
Interest-bearing checking	269,125	257,654	11,471	4.45%
Regular savings	372,710	348,982	23,728	6.80%
Money market accounts	2,150,805	2,053,829	96,976	4.72%
Time deposits under $100,000	1,244,453	1,409,137	(164,684)	(11.69)%
Time deposits over $100,000	1,006,630	1,325,997	(319,367)	(24.09)%

Total deposits	$5,614,144	$5,971,100	$(356,956)	(5.98)%

Borrowings

Total borrowings at June 30, 2010 were relatively flat from year-end 2009, increasing $8.10 million or less than 1% during the first six months of 2010. Since year-end 2009, short-term borrowings increased $83.48 million or 37.45% due to an $82.08 million increase in securities sold under agreements to repurchase and a $2.01 million increase in federal funds purchased. Long-term borrowings decreased $75.38 million or 9.77% since year-end 2009 as long-term FHLB advances decreased $75.17 million or 12.80% due to repayments.

The table below summarizes the change in the borrowing categories since year-end 2009:

(Dollars In thousands)	June 30 2010	December 31 2009	$ Change	% Change
Federal funds purchased	$9,845	$7,835	$2,010	25.65%
Securities sold under agreements to repurchase	293,737	211,659	82,078	38.78%
TT&L note option	2,845	3,450	(605)	(17.54)%
Long-term FHLB advances	512,042	587,213	(75,171)	(12.80)%
Issuances of trust preferred capital securities	184,509	184,722	(213)	(0.12)%

Total borrowings	$1,002,978	$994,879	$8,099	0.81%

For a further discussion of borrowings see Notes 7 and 8 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2010 decreased $8.96 million or 11.88% from year-end 2009 mainly as a result of decreases in derivative liabilities of $2.26 million due to a change in fair value, interest payable of $2.20 million due to a decline in interest-bearing deposits, income taxes payable of $1.98 million due to a timing difference in payments and other accrued expenses of $2.95 million due to payments. Partially offsetting these decreases was an increase of $760 thousand in deferred compensation.

Shareholders’ Equity

Shareholders’ equity at June 30, 2010 increased $16.03 million or 2.10% from December 31, 2009 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $9.21 million for the first six months of 2010.

Accumulated other comprehensive income increased $3.76 million due mainly to an increase of $2.50 million, net of deferred taxes, in the fair value of United’s cash flow hedge, an increase of $527 thousand, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio and amortization of pension costs of $654 thousand, net of deferred taxes.

RESULTS OF OPERATIONS

Overview

Net income for the first six months of 2010 was $35.34 million or $0.81 per diluted share compared to $37.79 million or $0.87 per diluted share for the first six months of 2009. Net income for the second quarter of 2010 was $17.92 million or $0.41 per diluted share, as compared to $8.16 million or $0.19 per diluted share reported for the prior year second quarter.

The results for the first half and second quarter of 2010 included before-tax, net gains of $1.90 million and $796 thousand, respectively, on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $2.58 million and $1.10 million, respectively, on certain investment securities. Results for the first half and second quarter of 2009 included a credit loss provision of $17.55 million for three loans with fraudulent collateral made to three affiliated companies of a commercial customer, an additional expense accrual of $3.63 million for a special FDIC assessment, and other-than-temporary impairment charges of $1.23 million and $1.14 million , respectively, on certain investment securities. All of these expense amounts are before-taxes. Also, results for the first six months of 2009 included an income tax benefit of $11.51 million associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination.

United’s annualized return on average assets for the first six months of 2010 was 0.94% and return on average shareholders’ equity was 9.20% as compared to 0.96% and 10.07% for the first six months of 2009. For the second quarter of 2010, United’s annualized return on average assets was 0.96% and return on average shareholders’ equity was 9.23% as compared to 0.41% and 4.27% for the second quarter of 2009. United’s returns compare very favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of 0.19% and average return on equity of -1.28% for the first quarter of 2010.

Net interest income for the first six months of 2010 was $120.64 million, a decrease of $2.48 million or 2.02% from the prior year’s first six months. Net interest income for the second quarter of 2010 was $60.16 million, a decrease of $2.05 million or 3.29% from prior year’s second quarter. The provision for credit losses was $13.27 million and $6.40 million for the first six months and second quarter of 2010, respectively, as compared to $31.28 million and $23.25 million for the first six months and second quarter of 2009, respectively.

Noninterest income for the first six months of 2010 was $33.16 million which was relatively flat from the first six months of 2009, decreasing $83 thousand or less than 1% from the first six months of 2009. For the second quarter of 2010, noninterest income was $17.58 million, decreasing $266 thousand or 1.49% from the second quarter of 2009. For the first six months of 2010, noninterest expense increased $1.43 million or 1.63% from the first six months of 2009. For the second quarter of 2010, noninterest expense decreased $510 thousand or 1.12% from the second quarter of 2009.

For the first six months of 2010, United had an income tax expense of $16.25 million as compared to an income tax benefit of $214 thousand for the first half of 2009. As mentioned above, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination during the first quarter of 2009. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. The effective tax rate for the first six months of 2010 was 31.50%. The effective tax rate for the first half of 2009 was -0.57% due mainly to the tax benefit. Income taxes for the second quarter of 2010 were $8.24 million as compared to $2.95 million for the second quarter of 2009. For the quarters ended June 30, 2010 and 2009, United’s effective tax rates were 31.50% and 26.59%, respectively.

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

Generally, net interest income has declined thus far in 2010 from the same time periods in 2009 as interest income has declined more than interest expense. The lower amount of net interest income has been due mainly to a decrease in average earning assets as a result of less loan demand due to current economic conditions and a lack of desirable reinvestment options for securities as they mature or are called. Yields on earning assets have also declined from last year due to lower reinvestment rates on loans and securities as a result of historically low market interest rates. United has been able to lower its funding costs on deposits and short-term borrowings from last year due to these lower market interest rates even to the point of outpacing the decline in the yield on earning assets.

Net interest income for the first six months of 2010 was $120.64 million, a decrease of $2.48 million or 2.02% from the first six months of 2009. The $2.48 million decrease in net interest income occurred because total interest income declined $20.95 million while total interest expense only declined $18.47 million from the first six months of 2009. Net interest income for the second quarter of 2010 was $60.16 million, a decrease of $2.05 million or 3.29% from the second quarter of 2009. The $2.05 million decrease in net interest income occurred because total interest income declined $10.34 million while total interest expense only declined $8.30 million from the second quarter of 2009. On a linked-quarter basis, net interest income for the second quarter of 2010 was relatively flat from the first quarter of 2010, decreasing $315 thousand or less than 1%. The $315 thousand decrease in net interest income occurred because total interest income declined $1.91 million while total interest expense only declined $1.59 million from the first quarter of 2010. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition as do most bank holding companies.

Tax-equivalent net interest income for the first half of 2010 was $123.69 million, a decrease of $5.30 million or 4.11% from the first half of 2009. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $392.17 million or 5.47% for the first half of 2010. Average net loans declined $381.31 million or 6.46% for the first half of 2010 while average investments decreased $297.69 million or 24.25% due mainly to maturities and calls of securities which were not fully reinvested from the first half of 2009. Average short-term investments increased $286.83 million as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve. In addition, the average yield on earning assets declined 39 basis points for the first half of 2010 as compared to the first half of 2009. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 48 basis points in the first half of 2010 average cost of funds. The net interest margin for the first half of 2010 was 3.67%, up 6 basis points from a net interest margin of 3.61% for the first half of 2009.

Tax-equivalent net interest income for the second quarter of 2010 was $61.65 million, a decrease of $3.46 million or 5.31% from the second quarter of 2009. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $406.11 million or 5.72% for the second quarter of 2010. Average net loans declined $434.29 million or 7.38% for the second quarter of 2010 while average investments decreased $266.80 million or 22.54% due mainly to maturities and calls of securities which were not fully reinvested from the second quarter of 2009. Average short-term investments increased $294.97 million as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve. In addition, the average yield on earning assets declined 37 basis points for the second quarter of 2010 as compared to the same quarter in 2009. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 43 basis points in the second quarter of 2010 average cost of funds. The net interest margin for the second quarter of 2010 was 3.69%, up 2 basis points from a net interest margin of 3.67% for the second quarter of 2009.

On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2010 was relatively flat from the first quarter of 2010, declining $382 thousand or less than 1% due to a decline in average earning assets. Average earning assets decreased $156.13 million or 2.28% from the first quarter of 2010. Average net loans decreased $145.50 million or 2.60% while average investments declined $26.56 million or 2.82% for the quarter. The second quarter of 2010 average yield on earning assets declined 4 basis points while the average cost of funds decreased 8 basis points from the first quarter of 2010. The net interest margin of 3.69% for the second quarter of 2010 was an increase of 4 basis points from the net interest margin of 3.65% for the first quarter of 2010.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2010, June 30, 2009 and March 31, 2010 and the six months ended June 30, 2010 and June 30, 2009.

	Three Months Ended
(Dollars in thousands)	June 30 2010	June 30 2009	March 31 2010

Net interest income, GAAP basis	$60,164	$62,209	$60,479
Tax-equivalent adjustment (1)	1,490	2,902	1,557

Tax-equivalent net interest income	$61,654	$65,111	$62,036

	Six Months Ended
(Dollars in thousands)	June 30 2010	June 30 2009

Net interest income, GAAP basis	$120,643	$123,126
Tax-equivalent adjustment (1)	3,047	5,866

Tax-equivalent net interest income	$123,690	$128,992

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and for the three and six months ended June 30, 2009, interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75%. For the three and six months ended June 30, 2010 and the three months ended March 31, 2010, all interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. For the first three months and first half of 2010, interest income on all loans and investment securities was subject to state income taxes. For the three months and first half of 2009, the interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1) (2)	Avg. Rate (1) (2)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$327,899	$267	0.33%	$32,925	$9	0.11%
Investment Securities:
Taxable	810,219	9,047	4.47%	1,011,364	12,307	4.87%
Tax-exempt	106,565	1,835	6.89%	172,217	3,193	7.42%

Total Securities	916,784	10,882	4.75%	1,183,581	15,500	5.24%
Loans, net of unearned income (3)	5,519,514	72,530	5.27%	5,948,286	79,925	5.39%
Allowance for loan losses	(68,273)			(62,760)

Net loans	5,451,241		5.33%	5,885,526		5.44%

Total earning assets	6,695,924	$83,679	5.01%	7,102,032	$95,434	5.38%

Other assets	823,457			798,637

TOTAL ASSETS	$7,519,381			$7,900,669

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,614,184	$14,478	1.26%	$4,690,644	$20,924	1.79%
Short-term borrowings	291,646	44	0.06%	494,605	202	0.16%
Long-term borrowings	696,652	7,503	4.32%	860,377	9,197	4.29%

Total Interest-Bearing Funds	5,602,482	22,025	1.58%	6,045,626	30,323	2.01%

Noninterest-bearing deposits	1,081,171			1,025,773
Accrued expenses and other liabilities	56,842			63,115

TOTAL LIABILITIES	6,740,495			7,134,514
SHAREHOLDERS’ EQUITY	778,886			766,155

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,519,381			$7,900,669

NET INTEREST INCOME		$61,654			$65,111

INTEREST SPREAD			3.43%			3.37%

NET INTEREST MARGIN			3.69%			3.67%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1) (2)	Avg. Rate (1) (2)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$319,977	$563	0.35%	$33,144	$46	0.28%
Investment Securities:
Taxable	818,265	18,760	4.59%	1,051,900	26,105	4.96%
Tax-exempt	111,727	3,851	6.89%	175,786	6,392	7.27%

Total Securities	929,992	22,611	4.86%	1,227,686	32,497	5.29%
Loans, net of unearned income (3)	5,591,676	146,158	5.26%	5,966,934	160,560	5.42%
Allowance for loan losses	(68,087)			(62,040)

Net loans	5,523,589		5.33%	5,904,894		5.47%

Total earning assets	6,773,558	$169,332	5.03%	7,165,724	$193,103	5.42%

Other assets	823,439			790,744

TOTAL ASSETS	$7,596,997			$7,956,468

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,702,318	$30,420	1.30%	$4,706,150	$45,158	1.94%
Short-term borrowings	274,709	77	0.06%	566,308	553	0.20%
Long-term borrowings	707,107	15,145	4.32%	879,437	18,400	4.22%

Total Interest-Bearing Funds	5,684,134	45,642	1.62%	6,151,895	64,111	2.10%

Non-interest bearing deposits	1,079,698			980,650
Accrued expenses and other liabilities	58,292			66,959

TOTAL LIABILITIES	6,822,124			7,199,504
SHAREHOLDERS’ EQUITY	774,873			756,964

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,596,997			$7,956,468

NET INTEREST INCOME		$123,690			$128,992

INTEREST SPREAD			3.41%			3.32%

NET INTEREST MARGIN			3.67%			3.61%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses for the first six months of 2010 and 2009 was $13.27 million and $31.28 million, respectively. For the quarters ended June 30, 2010 and 2009, the provision for credit losses was $6.40 million and $23.25 million, respectively. The decrease in the provision for credit losses for 2010 was due mainly to the previously mentioned provision of $17.55 million in the second quarter of 2009 for loans with fraudulent collateral made to three affiliated companies of a commercial customer. Net charge-offs for the first six months of 2010 were $11.92 million as compared to $28.35 million for the first six months of 2009. Net charge-offs were $5.41 million for the second quarter of 2010 as compared to net charge-offs of $21.40 million for the same quarter in 2009. Net charge-offs for the second quarter and first half of 2009 included the $17.55 million of loans with fraudulent collateral. Annualized net charge-offs as a percentage of average loans were 0.39% and 0.43% for the second quarter and first half of 2010, respectively. This ratio compares favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 1.56% for the first three months of 2010. On a linked-quarter basis, United’s provision for credit losses and net charge-offs decreased $468 thousand and $1.11 million, respectively, from the first quarter of 2010.

At June 30, 2010, nonperforming loans were $73.89 million or 1.35% of loans, net of unearned income, up slightly from nonperforming loans of $72.26 million or 1.26% of loans, net of unearned income at December 31, 2009. Nonperforming loans include loans on which no interest is currently being accrued, principal or interest has been in default for a period of 90 days or more and for which the terms have been modified due to deterioration in the financial position of the borrower. At June 30, 2010, nonaccrual loans were $64.83 million, an increase of $13.98 million or 27.48% from $50.86 million at year-end 2009. The increase in nonaccrual loans was due mainly to a $6.7 million failed residential development in the Shenandoah Valley region of Virginia, $5.1 million in loans for equipment and working capital to a West Virginia contractor who encountered financial difficulties and a loan of $2.8 million on a residence at a southeastern West Virginia resort community. Loans past due 90 days or more were $9.06 million at June 30, 2010, a decrease of $11.26 million or 55.42% from $20.31 million at year-end 2009. The decrease in loans past due 90 days or more since year-end 2009 was primarily the result of loans being charged-off, placed on nonaccrual or transferred to OREO. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. There were no restructured loans at June 30, 2010 as compared to restructured loans of $1.09 million at December 31, 2009.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $109.91 million, including OREO of $36.02 million at June 30, 2010, represented 1.47% of total assets at the end of June 30, 2010 which compares favorably to the most recently reported percentage of 3.61% at March 31, 2010 for United’s Federal Reserve peer group. For a summary of nonperforming assets, see Note 5 to the unaudited Notes to Consolidated Financial Statements.

At June 30, 2010, impaired loans were $63.94 million, which was relatively flat from $63.22 million in impaired loans at December 31, 2009. This slight increase in impaired loans was insignificant as increases and decreases in impaired loans virtually offset during the first half of 2010. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At June 30, 2010, the allowance for credit losses was $71.36 million as compared to $70.01 million at December 31, 2009.

At June 30, 2010, the allowance for loan losses was $69.15 million as compared to $67.85 million at December 31, 2009. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.27% at June 30, 2010 and 1.18% of loans, net of unearned income at December 31, 2009. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 93.59% and 93.91% at June 30, 2010 and December 31, 2009, respectively. The coverage ratio for United’s Federal Reserve peer group was 72.48% at March 31, 2010. For United, this ratio at June 30, 2010 was very comparable to the ratio at December 31, 2009 because nonperforming loans increased $1.61 million or 2.23% while the allowance for loan losses increased $1.30 million or 1.92% for the first half of 2010.

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

United’s formal company-wide review of the allowance for loan losses at June 30, 2010 produced increased allocations in two of the four loan categories. The components of the allowance allocated to commercial loans decreased by $710 thousand due to the impact of reductions of $1.4 million and $1.0 million in the allocations for substandard loans and pass loans respectively, due to decreased outstandings in both of those loan pools. Another factor in the decrease was reduced specific allocations on impaired loans, which were down by $295 thousand as a result of the previously mentioned charge-offs and transfers to OREO. Offsetting these reductions somewhat was an overall increase in the special mention rated commercial loan outstandings which resulted in increased allocations of $1.6 million for that particular loan pool. The real estate loan pool allocation increased $202 thousand as a result of increases in historical loss rates. Included within the real estate loan pool allowance is a significant allocation for housing price depreciation within the Company’s market area. This was achieved through adjustments to qualitative factors such as economic and business conditions and loan delinquency trends as well as specific allocations to recognize residential market volatility within certain segments of this pool. The real estate construction loan pool allocations also increased $1.5 million from December 31, 2009 primarily due to increased historical loss rates. Another factor was an increase in specific allocations of impaired real estate construction loans of $190 thousand. The components of the allowance allocated to consumer loans decreased by $791 thousand due to a decrease in historical loss rates. The unfunded commitments liability increased by $51 thousand due to higher usage factors and higher historical loss rates.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate and the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $6.8 million at June 30, 2010 which was relatively flat from $6.9 million at December 31, 2009. The large difference between the allowance for impaired loans and the amount of impaired loans is because most of the impaired loans are secured by sufficient collateral to support the balance. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. United’s management estimates that, if necessary, the sale of the underlying collateral would be enough to repay all, or at least most, of the loan balance. Management’s estimates are based in large part on market values provided by independent, licensed appraisers outside of the Company, generally on an annual basis.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at June 30, 2010 by $1.1 million to $2.8 million. This represents 3.89% of the Company’s total allowance for credit loss and in as much as this variance approximates a predetermined narrow parameter, the methodology has confirmed that the Company’s allowance for credit loss is at an appropriate level.

Management believes that the allowance for credit losses of $71.36 million at June 30, 2010 is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available. Note 4 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for credit losses.

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

Noninterest income was $33.16 million for the first six months of 2010 which was virtually flat when compared to the first six months of 2009, down $83 thousand or less than 1%. For the second quarter of 2010, noninterest income was $17.58 million, a decrease of $266 thousand or 1.49% from the second quarter of 2009.

Net losses on investment securities transactions for the first six months of 2010 were $678 thousand as compared to net losses of $1.23 million for the first six months of 2009. Included in net losses on investment securities for the first half of 2010 were noncash, before-tax, other-than-temporary impairment charges of $2.58 million on certain investment securities and a before-tax, net gain of $1.90 million on the sale of investment securities. Included in net losses on investment securities for the first half of 2009 were noncash, before-tax other-than-temporary impairment charges of $1.23 million on certain investment securities and a before-tax, net gain of $6 thousand on the sale of investment securities. Excluding the results of security transactions, noninterest income for the first six months of 2010 would have decreased $631 thousand or 1.83% from the same period in 2009. For the second quarter of 2010, net losses on investment securities transactions were $300 thousand as compared to net losses of $1.30 million for the second quarter of 2009. Included in net losses on investment securities transactions for the second quarter of 2010 were noncash, before-tax, other-than-temporary impairment charges of $1.10 million on certain investment securities and a before-tax, net gain of $796 thousand on the sale of investment securities. Included in net losses on investment securities transactions for the second quarter of 2009 were noncash, before-tax other-than-temporary impairment charges of $1.14 million on certain investment securities and a before-tax, net loss of $158 thousand on the sale of investment securities. Excluding the results of security transactions, noninterest income for the second quarter of 2010 would have decreased $1.26 million or 6.59% from the second quarter of 2009.

Revenue from trust and brokerage services for the first six months of 2010 decreased $367 thousand or 5.17% from the first six months of 2009. Revenue from trust and brokerage services was $6.73 million for the first six months of 2010 as compared to $7.10 million for the first six months of 2009. For the second quarter of 2010, revenue from trust and brokerage services dropped $45 thousand or 1.28% from the prior year’s second quarter. Revenue from trust and brokerage services was $3.46 million for the second quarter of 2010 as compared to $3.51 million for the second quarter of 2009. The decrease in trust and brokerage services was due mainly to a decline in volume.

Fees from deposit services for the first six months of 2010 were $19.34 million, a decrease of $217 thousand or 1.11% from the first six months of 2009. For the second quarter of 2010, fees from deposit services were $10.12 million, a decrease of $138 thousand or 1.35% as compared to the same period in 2009. In particular, insufficient funds (NSF) fees decreased $507 thousand and $275 thousand while account analysis fees decreased $107 thousand and $86 thousand during the first six months and second quarter of 2010, respectively. Partially offsetting these decreases were increases in check card income of $471 thousand and $250 thousand, respectively, for the first six months and second quarter of 2010.

Income from bank-owned life insurance increased $975 thousand or 78.76% for the first six months of 2010 as compared the first six months of 2009. However, income from bank-owned life insurance decreased $155 thousand or 11.57% for second quarter of 2010 as compared to last year’s income during the same period due to changes in the cash surrender values of the insurance policies.

Mortgage banking income decreased $63 thousand or 20.72% and $38 thousand or 22.75% for the first six months and second quarter of 2010 from the same periods in 2009 due to decreased mortgage loan sales in the secondary market. Mortgage loan sales were $19.61 million in the first six months of 2010 as compared to $37.69 million in the first six months of 2009. Mortgage loan sales were $8.57 million in the second quarter of 2010 as compared to $27.68 million in the second quarter of 2009.

Fees from bankcard services increased $139 thousand or 7.02% and $20 thousand or 1.89%. Fees from bankcard services were $2.12 million and $1.08 million for the first half and second quarter of 2010, respectively, as compared to $1.98 million and $1.06 million, respectively, for the first half and second quarter of 2009. The increases in 2010 were due mainly to a rise in interchange income earned on a certain purchasing card program.

Other income decreased $969 thousand and $869 thousand for the first six months and second quarter of 2010, respectively. This decrease in other income is due mainly to a decrease of $595 thousand and $846 thousand for the first six months and second quarter of 2010, respectively, from derivatives not in a hedging relationship. A corresponding amount of expense is included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the second quarter of 2010 increased $2.01 million or 12.91% from the first quarter of 2010. Included in the results for the second quarter and first quarter of 2010 were noncash, before-tax, other-than-temporary impairment charges of $1.10 million and $1.49 million, respectively. Also included in the results for the second quarter and first quarter of 2010 were net gains of $796 thousand and $1.11 million, respectively, on the sale of investment securities. Excluding the results of security transactions, noninterest income would have increased $1.93 million or 12.12% on a linked-quarter basis due primarily to an increase of $893 thousand in fees from deposit services. In addition, income from derivatives not in hedge relationships increased $538 thousand due to a change in the fair value. A similar amount of expense related to the change in the fair value of other derivative financial instruments is included in other expense in the income statement. Several other noninterest income items increased for the quarter as well, none of which were individually significant.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2010, noninterest expenses increased $1.43 million or 1.63% from the first six months of 2009. However, noninterest expense decreased $510 thousand or 1.12% for the second quarter of 2010 compared to the same period in 2009.

Employee compensation was relatively flat for the first half and second quarter of 2010, respectively, when compared to the same time periods in 2009. Employee compensation for the first half and second quarter of 2010 increased $51 thousand and $97 thousand, respectively, from the first half and second quarter of 2009. Both increases were less than 1%.

Employee benefits expense for the first six months and second quarter of 2010 decreased $797 thousand or 8.28% and $402 thousand or 8.49%, respectively, from the first six months and second quarter of 2009. Specifically within employee benefits expense, pension expense decreased $1.13 million and $610 thousand for the first six months and second quarter of 2010, respectively, from the same periods last year primarily as a result of an $11 million contribution made in the third quarter of 2009.

Net occupancy expense for the first six months of 2010 increased $239 thousand or 2.75% from the first six months of 2009. The increase was due mainly to additional building maintenance. Net occupancy expense for the second quarter of 2010 increased $120 thousand or 2.89% from the second quarter of 2009 due to increased building maintenance and rental expenses.

Other real estate owned (OREO) expense for the first six months and second quarter of 2010 increased $2.16 million or 102.66% and $1.78 million or 204.72%, respectively, from the first six months and second quarter of 2009. The increases were due mainly to declines in the fair values of OREO properties.

Equipment expense for the first six months of 2010 decreased $96 thousand or 3.29% from the first six months of 2009 due mainly to a decline in equipment depreciation expense. Equipment expense for the second quarter of 2010 increased $57 thousand or 4.11% from the second quarter of 2009 due to an increase in equipment maintenance.

Data processing expense increased $285 thousand or 5.40% and $110 thousand or 4.17% for the first six months and second quarter of 2010, respectively, as compared to the first six months and second quarter of 2009.

Bankcard processing expense for the first half and second quarter of 2010 declined $17 thousand or 1.07% and $66 thousand or 7.86%, respectively, from the first half and second quarter of 2009. The decreases were primarily due to the loss of a large merchant.

FDIC insurance expense for the first half of 2010 was virtually flat from the first half of 2009, decreasing $19 thousand or less than 1% from the first half of 2009. FDIC insurance expense for the second quarter of 2010 decreased $1.83 million or 42.65% from the second quarter of 2009. The decrease was due mainly to the previously mentioned additional expense accrual of $3.63 million in the second quarter of 2009 for a special assessment by the FDIC to increase the insurance fund for banks.

Other expense decreased $381 thousand or 1.68% and $378 thousand or 3.14%, respectively, for the first six months and second quarter of 2010 as compared to the same periods in 2009. Expense from derivatives not in hedge relationships decreased $595 thousand and $846 thousand, respectively, for the first six months and second quarter of 2010 as compared to the first six months and second quarter of 2009 due to a change in their fair value. Partially offsetting these decreases were increases in consulting and legal expenses for the first six months and second quarter of quarter of 2010 of $258 thousand and $247 thousand, respectively, from the same periods in 2009.

On a linked-quarter basis, noninterest expense for the second quarter of 2010 increased $1.44 million or 3.28% from the first quarter of 2010 due primarily to an increase of $1.03 million or 63.46% in OREO costs due mainly to declines in the fair values of OREO properties. Also, expense from derivatives not in hedge relationships increased $538 thousand due to a change in their fair value. Partially offsetting these increases was a decrease of $397 thousand in net occupancy expense due to declines in building maintenance, lease and utilities costs.

Income Taxes

For the first half of 2010, United had an income tax expense of $16.25 million as compared to an income tax benefit of $214 thousand for the first half of 2009. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. For the first half of 2010 and 2009, United’s effective tax rates were 31.50% and -0.57%, respectively. Income taxes for the second quarter of 2010 were $8.24 million as compared to $2.95 million for the second quarter of 2009. For the quarters ended June 30, 2010 and 2009, United’s effective tax rates were 31.50% and 26.59%, respectively. For further details related to income taxes, see note 14 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of June 30, 2010, United recorded a liability for uncertain tax positions, including interest and penalties, of $1.19 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2009 10-K report.

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

For the six months ended June 30, 2010, cash of $63.55 million was provided by operating activities due mainly to net income of $35.34 million for the first six months of 2010. Net cash of $308.94 million was provided by investing activities which was primarily due to net cash received of $48.19 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $261.72 million in portfolio loans. During the first six months of 2010, net cash of $371.94 million was used in financing activities due primarily to a decline of $356.96 million in deposits and the repayment of FHLB borrowings in the amount of $75.17 million during the first six months of 2010. Other uses of cash for financing activities included the payment of $26.10 million for cash dividends. Cash provided by financing activities included an increase in short-term borrowings of $83.48 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $542 thousand for the first six months of 2010.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized”

institutions. United’s risk-based capital ratios of 13.08% at June 30, 2010 and 12.23% at December 31, 2009, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 11.73% and 9.62%, respectively, at June 30, 2010, are also well above regulatory minimum requirements.

At June 30, 2010, total shareholders’ equity was $777.58 million, which was an increase of $16.03 million or 2.10% from December 31, 2009. United’s equity to assets ratio was 10.42% at June 30, 2010 as compared to 9.76% at December 31, 2009. The primary capital ratio, capital and reserves to total assets and reserves, was 11.27% at June 30, 2010 as compared to 10.56% at December 31, 2009. United’s average equity to average asset ratio was 10.36% and 9.70% for the quarters ended June 30, 2010 and 2009, respectively. For the first six months of 2010 and 2009, the average equity to average assets ratio was 10.20% and 9.51%, respectively. All of these financial measurements reflect a financially sound position.

During the second quarter of 2010, United’s Board of Directors declared a cash dividend of $0.30 per share. Cash dividends were $0.60 per common share for the first six months of 2010. Total cash dividends declared were $13.08 million for the second quarter of 2010 and $26.13 million for the first six months of 2010 which was an increase of $479 thousand or 3.80% and $936 thousand or 3.72% from the second quarter and first six months of 2009, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2010 and December 31, 2009:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2010	December 31, 2009
+200	5.90%	5.14%
+100	2.55%	1.41%
-100	2.01%	3.77%

At June 30, 2010, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.55% over one year as compared to an increase of 1.41% at December 31, 2009. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 5.90% over one year as of June 30, 2010, as compared to an increase of 5.14% as of December 31, 2009. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.01% over one year as of June 30, 2010 as compared to an increase of 3.77%, over one year as of December 31, 2009. With the federal funds rate at 0.25% at June 30, 2010 and December 31, 2009, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. During the first six months of 2010, United received cash of $458 thousand from its subordinated interest in the securitization and recognized income of the same amount in the period. However, the securitization trust (the Trust) is subject to an adverse judgment arising from on ongoing class action suit. The adverse judgment will be paid from the residual cash flow of the Trust. Therefore, United cannot currently determine when or how long residual cash flow to United may be interrupted.

Extension Risk

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage-related securities generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, United’s holdings of mortgage-related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

At June 30, 2010, United’s mortgage-related securities portfolio had an amortized cost of $511 million, of which approximately $370 million or 72% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1 year and a weighted average yield of 4.53%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio for an immediate, sustained upward shock of 300 basis points would be 1.6%, less than the price decline of a 1 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 17%.

United had approximately $82 million in 15-year mortgage backed securities with a projected yield of 4.65% and a projected average life of 2.5 years as of June 30, 2010. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.3 years and a weighted average maturity (WAM) of 9.2 years.

United had approximately $21 million in 20-year mortgage backed securities with a projected yield of 4.61% and a projected average life of 2.2 years on June 30, 2010. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 6.5 years and a weighted average maturity (WAM) of 13.1 years.

United had approximately $10 million in 30-year mortgage backed securities with a projected yield of 6.47% and a projected average life of 3.5 years on June 30, 2010. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 10.8 years and a weighted average maturity (WAM) of 17.6 years.

The remaining 5% of the mortgage related securities portfolio at June 30, 2010, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2010, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2010 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2009 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended, December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended June 30, 2010 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans (2)
4/01 – 4/30/2010	415	$27.74	—	322,200
5/01 – 5/31/2010	—	—	—	322,200
6/01 – 6/30/2010	1,943	$30.06	—	322,200

Total	2,358	$29.65	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended June 30, 2010, the following shares were exchanged by participants in United’s stock option plans: April 2010 – 415 shares at an average price of $27.74; June 2010 – 1,943 shares at an average price of $30.06.
(2)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the 2006 Plan are at the discretion of management and the 2006 Plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive Data File (Extensible Business Reporting Language (XBRL))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: August 5, 2010	/s/ Richard M. Adams
Richard M. Adams,
Chairman of the Board and Chief Executive Officer

Date: August 5, 2010	/s/ Steven E. Wilson
Steven E. Wilson,
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	64

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	65

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	66

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	67

101	The following materials from United’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	(c	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(c)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.