Form 10-K
period 2010-12-31
UNITED BANKSHARES INC/WV
filed 2011-02-25
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [ X ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2010, was approximately $919,357,848.

As of January 31, 2011, United Bankshares, Inc. had 43,624,135 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated April 8, 2011 for the 2011 Annual Shareholders’ Meeting to be held on May 16, 2011, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2010, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-seven banking institutions. As of December 31, 2010, United has two banking subsidiaries (the Banking Subsidiaries) doing business under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.

Employees

As of December 31, 2010, United and its subsidiaries had approximately 1,451 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2010, United’s consolidated assets approximated $7.2 billion and total shareholders’ equity approximated $793 million.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B - Notes to Consolidated Financial Statements for a discussion of United’s Agreement and Plan of Reorganization with Centra Financial Holdings, Inc.

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

Lending Activities

United’s loan portfolio, net of unearned income, decreased $476.5 million to $5.3 billion in 2010. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. All classifications of loans declined for 2010. Commercial real estate loans and commercial loans (not secured by real estate) decreased $95.6 million or 5.0% and $70.0 million or 6.3%, respectively. Residential real estate loans decreased $159.1 million or 8.6% and construction loans declined $88.7 million or 15.8%. Consumer loans decreased $64.1 million or 20.1%.

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

As of December 31, 2010, approximately $319.1 million or 6.1% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage. Of the $319.1 million, $125.0 million is secured by first deeds of trust on residential real estate with $113.7 million of that total falling in a loan-to-value (LTV) range of 90% to 100% and $11.3 million above a LTV of 100%; $67.9 million is secured by subordinate deeds of trust on residential real estate with $55.4 million between a LTV of 90% to 100% and $12.5 million above a LTV of 100%; and $126.2 million is secured by commercial real estate generally ranging from the regulatory limit for the type of commercial real estate up to a LTV of 100%. Of the $126.2 million high loan to value commercial loans, $37.3 million are classified as Other Construction Loans and Land Loans, $47.6 million are Non-residential Secured, $14.3 million are Commercial Owner occupied properties, $15.7 million are 1-4 family Residential Secured first lien properties, and $4.4 million are Residential Construction Loans. The remaining $6.9 million are spread out in three different categories, none of which are material.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2010, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $3.2 billion as of December 31, 2010. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2010, approximately $1.3 billion or 24.0% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2010, the balance of mortgage loans being serviced by United for others was insignificant.

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

During 2010, United originated $49.2 million of real estate loans for sale in the secondary market and sold $47.6 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2010 were $662 thousand.

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

United’s investment portfolio is comprised of a significant amount of mortgage-backed securities. United has a small amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations. Obligations of States and Political Subdivisions are comprised of primarily “AAA” rated municipal securities. Interest and dividends on securities for the years of 2010, 2009, and 2008 were $39.3 million, $55.5 million, and $71.0 million, respectively. For the years of 2010, 2009 and 2008, United recognized net losses on security transactions of $7.8 million, $14.7 million and $9.4 million, respectively. In the year 2010, United recognized other-than-temporary impairment charges of $9.8 million on certain investment securities consisting primarily of $7.3 million on pooled trust preferred collateralized debt obligations (TRUP CDOs), $1.2 million on collateralized mortgage obligations (CMOs) and $1.3 million on a certain investment security carried at cost. In the year 2009, United recognized other-than-temporary impairment charges of $15.0 million on certain investment securities consisting primarily of $8.0 million on a single-issue trust preferred security and $5.4 million on pooled trust preferred collateralized debt obligations (TRUP CDOs).

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

As of December 31, 2010, there were 68 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 100 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2010, West Virginia’s unemployment rate was 9.5% according to information from West Virginia’s Bureau of Employment Programs. The number of unemployed state residents rose 5,900 to 73,500 for the month of December as compared to the month of November. Total unemployment was up 6,400 over the year of 2010. The state unemployment rate of 9.5% for December 2010 was an increase from a rate of 8.8% for the month of November 2010 and 8.6% for December 2009. Population outflows that have constrained faster economic growth in West Virginia may be moderating. The new U.S. Census Bureau figures show that West Virginia’s population is slowly increasing again. The 2010 Census data show the number of residents in West Virginia rose by 2.5% over the last decade, from 1,808,344 to 1,852,994. That’s an annual growth rate of about one-quarter of one percent. The economic recovery is under way in West Virginia, according to the latest forecast from the West Virginia University College of Business and Economics. The state economy is likely to continue to expand during 2011, although growth is likely to be slow. Most job growth in West Virginia is expected to come in service-providing sectors, like health care; professional and business services; and trade, transportation and utilities. Manufacturing and construction also are expected to add jobs, reflecting the global economic rebound and the gradual recovery from the housing bust. Mining jobs are expected to decline modestly, reflecting the mild recovery in coal production.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s unemployment rate as of December 2010 was 6.4% which was below the U.S. December 2010 unemployment level of 9.1% and two-tenths of a percentage point decrease from 6.6% in November. The unemployment rate was 6.7% for December 2009. The Virginia economy is expected to add 25,400 new jobs in fiscal year (FY) 2011. While this total is well below what a typical economic expansion would add to payrolls, it does follow on the heels of an unprecedented two year run of job losses. Economists are predicting that personal income will grow 2.8% in FY 2011 and 3.6 percent in FY 2012. Wages and salaries are expected to grow 2.6% in FY 2011 and 4.7% in FY 2012. Employment is expected to modestly increase by 0.7% and 2.0% in FYs 2011 and 2012, respectively. Employment in the professional and business services sector is forecast to increase by 1.6% in FY 2011. Construction employment is expected to fall by 3.0% in FY 2011. FY 2012 would mark the first year of growth in this sector since FY 2006. Employment in trade, transportation and utilities is expected to increase by 1.4% in FY 2011.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the Federal Deposit Insurance Corporation (FDIC) also announced the Temporary Liquidity Guarantee Program (TLGP) to guarantee eligible newly issued senior unsecured debt by

FDIC-insured institutions through October 31, 2009. Under one component of this program, the Transaction Account Guaranty Program (TAGP), the FDIC temporarily provided a full guarantee on all noninterest-bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013. The TLGP expired on December 31, 2010 while the TAGP expired on June 30, 2010. As discussed on the following page, separate temporary unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and will last until December 31, 2012.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, among other things, provisions creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing trust preferred securities as qualifying for Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess all the effects the Dodd-Frank Act will have on the financial industry, including United, at this time.

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

The Banking Subsidiaries, as state member banks, are subject to supervision, examination and regulation by the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. Each Banking Subsidiary is subject to regulation by its state banking authority.

Deposit Insurance

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

In December 2008, the FDIC issued a final rule that raised assessment rates for the first quarter of 2009 by a uniform 7 basis points, resulting in a range between 12 and 50 basis points, depending upon the risk category. In March 2009, the FDIC issued final rules to further change the assessment system beginning in the second quarter of 2009. The changes commenced April 1, 2009 to ensure that riskier institutions bear a greater share of the increase in assessments, and are subsidized to a lesser degree by less risky institutions.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forego this increase under a new DIF restoration plan adopted in October 2010.

In December 2009, United paid $36.4 million in prepaid risk-based assessments, of which $28.0 million is remaining and included in other assets in the accompanying Consolidated Balance Sheet as of December 31, 2010.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

United’s FDIC insurance expense totaled $9.7 million, $9.2 million and $1.1 million in 2010, 2009 and 2008, respectively.

Capital Requirements

As a bank holding company, United is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. United’s Banking Subsidiaries are also subject to the capital requirements administered by the Federal Reserve Board. The Federal Reserve Board’s risk-based capital guidelines are based upon the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision (the Basel Committee). The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.

United and its Banking Subsidiaries are currently required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 4.0% for United and its banking subsidiaries. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. United and its banking subsidiaries were not required to comply with the advanced approaches of Basel II.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to United and its banking subsidiaries may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact United’s net income and return on equity.

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

Economic conditions began deteriorating during the latter half of 2007 and continued throughout 2010. Business activity across a wide range of industries and regions has been greatly reduced and many businesses are experiencing serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crisis, many lending institutions, including United, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Overall, the general business environment has had an adverse effect on United’s business, and there can be no assurance that the environment will improve in the near term. Accordingly, until conditions improve, United’s business, financial condition and results of operations could continue to be adversely affected.

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could have a materially adverse affect on future earnings and regulatory capital

Continued volatility in the fair value for certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on United’s accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other-than-temporarily impaired. This could have a material impact on United’s future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities that were temporarily impairment.

There are no assurances as to adequacy of the allowance for credit losses

United believes that its allowance for credit losses is maintained at a level appropriate to absorb any probable losses in its loan portfolio given the current information known to management.

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

These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events, so ultimate losses may differ from current estimates. Changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond United’s control, can affect the Company’s credit losses. With unfavorable economic conditions since the end of 2007, United’s credit losses have been on the rise. If the economic conditions do not improve or continue to decline, United’s credit losses could continue to increase, perhaps significantly. As a result, such losses could exceed United’s current allowance estimates. United can provide no assurance that its allowance is sufficient to cover actual credit losses should such losses differ substantially from our current estimates.

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

United operates in a highly competitive market

United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington primarily because of their close proximity to the Ohio border and United banking offices nearby in West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries

There is a risk that aggressive competition could result in United controlling a smaller share of these markets. A decline in market share could lead to a decline in net income which would have a negative impact on stockholder value.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2010, an aggregate of approximately $32.1 million and $43.4 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.

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

United is subject to extensive government regulation and supervision

United is subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect United’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of United’s customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect United in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products United may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. United expends substantial effort and incurs costs to improve its systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on United’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. As an example, the FDIC imposed higher assessments on deposits in 2009 based on the adequacy of the deposit insurance fund, conditions of the banking industry and as a result of changes in specific programs. Recently, the Dodd-Frank Act changed the FDIC’s assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital. It is possible that United’s deposit insurance premiums could increase even more in the future under this new requirement.

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

The recently enacted Dodd-Frank Act may adversely affect United’s business, financial condition and results of operations.

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

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and twelve (112) full service offices—fifty-three (53) offices located throughout West Virginia, fifty-six (56) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area and three (3) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area, two in the Charles Town area and one each in Parkersburg, Morgantown, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, three in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland, which are owned facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville. United leases an operations center facility in the Charleston, West Virginia area.

Item 3.	LEGAL PROCEEDINGS

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 4.	(REMOVED AND RESERVED)

UNITED BANKSHARES, INC.

FORM 10-K, PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock

As of January 31, 2011, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 44,319,157 were issued, including 695,022 shares held as treasury shares. The outstanding shares are held by approximately 6,382 shareholders of record, as well as 15,186 shareholders in street name as of January 31, 2011. The unissued portion of United’s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2010 and 2009, no shares were repurchased under the plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.20 per share in 2010, $1.17 per share in 2009 and $1.16 per share in 2008. See “Market and Stock Prices of United” for quarterly dividend information.

The payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act and the limitations imposed by the Federal Reserve Board. Payment of dividends by United is dependent upon receipt of dividends from its Banking Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note S, Notes to Consolidated Financial Statements.

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 16, 2011, the last practicable date, was $28.35.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2011	Dividends	High	Low
First Quarter through February 16, 2011	---	$ 30.84	$ 27.80

2010
Fourth Quarter	$ 0.30	$ 30.25	$ 24.15
Third Quarter	$ 0.30	$ 27.25	$ 22.09
Second Quarter	$ 0.30	$ 31.99	$ 23.82
First Quarter	$ 0.30	$ 28.00	$ 20.15

2009
Fourth Quarter	$ 0.30	$ 20.81	$ 16.39
Third Quarter	$ 0.29	$ 23.56	$ 16.68
Second Quarter	$ 0.29	$ 27.75	$ 16.81
First Quarter	$ 0.29	$ 33.64	$ 13.15

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2010, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2005 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
United Bankshares, Inc.	100.00	112.88	84.85	104.74	66.92	102.47
NASDAQ Bank Index	100.00	113.78	91.17	71.61	59.93	68.40
S&P Mid-Cap Index	100.00	110.30	119.09	75.96	104.29	132.04

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)

10/01 – 10/31/2010	---	---	---	322,200
11/01 – 11/30/2010	2,592	$26.49	---	322,200
12/01 – 12/31/2010	1,365	$29.80	---	322,200

Total	3,957	$27.63

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2010, the following shares were exchanged by participants in United’s stock option plans: November 2010 – 2,422 shares at an average price of $26.58 and December 2010 – 1,365 shares at an average price of $29.80.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2010, the following shares were purchased for the deferred compensation plan: November 2010 –170 shares at an average price of $25.12.

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

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2010. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Summary of Operations:
Total interest income	$ 323,382	$ 365,845	$ 429,911	$ 438,729	$ 400,683
Total interest expense	85,196	120,374	177,119	213,310	181,090
Net interest income	238,186	245,471	252,792	225,419	219,593
Provision for loan losses	13,773	46,065	25,155	5,330	1,437
Other income	62,203	53,970	67,303	57,749	49,033
Other expense	182,212	175,127	171,073	147,929	137,173
Income taxes	32,457	10,951	36,913	39,235	40,767
Net income	71,947	67,298	86,954	90,674	89,249
Cash dividends	52,300	50,837	50,231	47,446	45,219

Per common share:
Net income:
Basic	1.65	1.55	2.01	2.16	2.15
Diluted	1.65	1.55	2.00	2.15	2.13
Cash dividends	1.20	1.17	1.16	1.13	1.09
Book value per share	18.18	17.53	16.97	17.61	15.44

Selected Ratios:
Return on average shareholders’ equity	9.19%	8.81%	11.12%	12.99%	13.90%
Return on average assets	0.95%	0.85%	1.09%	1.28%	1.34%
Dividend payout ratio	72.69%	75.54%	57.77%	52.33%	50.67%

Selected Balance Sheet Data:
Average assets	$ 7,533,974	$ 7,925,506	$ 8,007,068	$ 7,100,885	$ 6,641,224
Investment securities	794,715	966,920	1,291,822	1,394,764	1,275,470
Loans held for sale	6,869	5,284	868	1,270	2,041
Total loans	5,260,326	5,736,809	6,014,155	5,793,484	4,806,747
Total assets	7,155,719	7,805,101	8,102,091	7,994,739	6,717,598
Total deposits	5,713,534	5,971,100	5,647,954	5,349,750	4,828,192
Long-term borrowings	386,458	771,935	852,685	774,162	499,200
Total liabilities	6,362,707	7,043,551	7,365,379	7,233,540	6,083,506
Shareholders’ equity	793,012	761,550	736,712	761,199	634,092

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2010, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

PENDING ACQUISITION

After the close of business on December 15, 2010, United entered into an Agreement and Plan of Reorganization (the Agreement) with Centra Financial Holdings, Inc. (Centra), a West Virginia corporation headquartered in Morgantown, West Virginia. The acquisition of Centra will afford United the opportunity to enhance its existing footprint in Maryland and West Virginia, as well as provide an entry into Pennsylvania. Centra has $1.4 billion in assets and 15 offices and one loan origination office. Centra’s locations are in and surrounding the four strategic markets of Hagerstown, Maryland; Martinsburg, West Virginia; Morgantown, West Virginia; and Uniontown, Pennsylvania. In accordance with the Agreement, Centra will merge with and into a wholly-owned subsidiary of United (the Merger). At which time, Centra will cease and the wholly-owned subsidiary of United will survive and continue to exist as a West Virginia corporation.

The estimated aggregate consideration of the transaction is approximately $197.7 million based on Centra’s 8.5 million common shares outstanding, Centra’s 1.2 million options outstanding and United’s stock price of $29.20 per share as of December 31, 2010. The announced price represents 18.1 times Centra’s 2011 earnings estimate and 1.4 times book value. Please refer to Note B of the Notes to Consolidated Financial Statements for more information on this acquisition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, the valuation of investment securities and the related other-than-temporary impairment analysis, and the calculation of the income tax provision to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The most significant accounting policies followed by United are presented in Note A, Notes to Consolidated Financial Statements.

The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At December 31, 2010, the allowance for loan losses was $73.0 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.3 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2010 net income by approximately $4.7 million, or $0.11 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

If the estimated value of investments is less than the cost or amortized cost, the investment is considered impaired and management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. If United intends to sell, or is more likely than not will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and is not more likely than not they will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized in earnings, and 2) the amount related to all other factors, which is recognized in other comprehensive income. Given the recent disruptions in the financial markets, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. Therefore, the other-than-temporary impairment assessment has become a critical accounting policy for United. For additional information on management’s consideration of investment valuation and other-than-temporary impairment, see Note C and Note T, Notes to Consolidated Financial Statements.

United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note L, Notes to Consolidated Financial Statements for information regarding United’s ASC topic 740 disclosures.

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

At December 31, 2010, approximately 10.18% of total assets, or $728.13 million, consisted of financial instruments recorded at fair value. Of this total, approximately 90.67% or $660.18 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 9.33% or $67.95 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At December 31, 2010, only $5.94 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note T for additional information regarding ASC topic 820 and its impact on United’s financial statements.

2010 COMPARED TO 2009

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2010 were $7.16 billion which was a decline of $649.38 million or 8.32% from December 31, 2009. The decrease was primarily the result of decreases in investment securities and portfolio loans of $172.21 million or 17.81% and $476.48 million or 8.31%, respectively. Partially offsetting these decreases to total assets was an $11.62 million increase in cash and cash equivalents. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $680.84 million or 9.67% from year-end 2009. The decrease in total liabilities was due mainly to reductions of $257.57 million or 4.31% in deposits and $415.21 million or 41.73% in borrowings while accrued expenses and other liabilities decreased $7.92 million or 10.50%. Shareholders’ equity increased $31.46 million or 4.13% from year-end 2009.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2010 increased $11.62 million or 2.58% from year-end 2009 as United placed its excess cash in an interest-bearing account with the Federal Reserve. Of this total increase, interest-bearing deposits with other banks increased $30.87 million due mainly to the cash placed at the Federal Reserve while cash and due from banks decreased $19.25 million or 14.30% and federal funds sold were flat. During the year of 2010, net cash of $100.83 million and $631.92 million was provided by operating activities and investing activities, respectively. Net cash of $721.13 million was used in financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities decreased $172.21 million or 17.81% from year-end 2009. Securities available for sale declined $158.50 million or 19.53%. This change in securities available for sale reflects $1.39 billion in sales, maturities and calls of securities, $1.24 billion in purchases, and an increase of $32.92 million in fair value. Securities held to maturity decreased $10.39 million or 13.41% from year-end 2009 due to calls and maturities of securities. Other investment securities declined $3.32 million or 4.27% from year-end 2009 due to the redemption of $3.48 million of FHLB stock and an other-than-temporary impairment charge of $1.29 million on an investment security during the fourth quarter of 2010.

The following is a summary of available for sale securities at December 31:

	2010	2009	2008
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$ 103,851	$ 4,960	$ 10,704
States and political subdivisions	81,801	96,900	112,720
Mortgage-backed securities	386,125	624,396	883,361
Marketable equity securities	5,794	5,277	5,070
Corporate securities	140,226	148,009	153,261

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$ 717,797	$ 879,542	$ 1,165,116

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$ 653,276	$ 811,777	$ 1,097,043

The following is a summary of held to maturity securities at December 31:

	2010	2009	2008
	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$ 11,200	$ 11,331	$ 11,455
States and political subdivisions	20,288	25,904	34,495
Mortgage-backed securities	94	110	135
Corporate securities	35,454	40,076	70,322

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$ 67,036	$ 77,421	$ 116,407

TOTAL HELD TO MATURITY SECURITIES, at fair value	$ 62,315	$ 70,535	$ 103,505

Gross unrealized losses on investment securities were $91.04 million at December 31, 2010. Securities in a continuous unrealized loss position for twelve months or more at December 31, 2010 consisted primarily of mortgage-backed and corporate securities. The unrealized loss on mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The unrealized loss on corporate securities was mainly related to single issue trust preferred securities and trust preferred collateralized debt obligations.

As of December 31, 2010, United’s mortgage-backed securities had an amortized cost of $386.22 million, with an estimated fair value of $397.60 million. The portfolio consisted primarily of $308.69 million in agency residential mortgage-backed securities with a fair value of $323.84 million and $77.53 million in non-agency residential mortgage-backed securities with an estimated fair value of $73.76 million.

As of December 31, 2010, United’s corporate securities had an amortized cost of $175.68 million, with an estimated fair value of $90.00 million. The portfolio consisted primarily of $124.63 million in pooled trust preferred securities with a fair value of $49.91 million and $47.72 million in single issue trust preferred securities with an estimated fair value of $36.76 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities with an amortized cost and fair value of $3.33 million, none of which were individually significant.

The pooled trust preferred securities consisted of positions in 24 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $23.62 million of the Company’s pooled securities, while mezzanine tranches represent $101.47 million. Of the $101.47 million in mezzanine tranches, $18.13 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2010, $10.00 million of the pooled trust preferred securities were investment grade, $5.00 million were split-rated, and the remaining $110.09 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

Of the $47.72 million in single issue trust preferred securities at December 31, 2010, $23.64 million or 49.54% were investment grade; $13.04 million or 27.32% were unrated; $4.45 million or 9.33% were split rated; and $6.59 million or 13.81% were below investment grade. The three largest exposures accounted for 52.45% of the $47.72 million. These included Wells Fargo at $10.28 million, SunTrust Bank at $7.50 million and Peoples Bancorp, Inc. at $7.25 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

Management recognized net other-than-temporary impairment charges totaling $7.32 million on pooled trust preferred securities during 2010. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2010 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

More information relating to investment securities is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $1.59 million as loan originations exceeded loan sales in the secondary market during the year of 2010. Portfolio loans, net of unearned income, decreased $476.48 million or 8.31% from year-end 2009 due to a decline in each major loan category as loan demand was soft during 2010 due to poor economic conditions. Commercial, financial and agricultural loans declined $165.61 million or 5.51%. Within the commercial, financial and agricultural loans category, commercial real estate loans and commercial loans (not secured by real estate) decreased $95.64 million or 5.05% and $69.96 million or 6.31%, respectively. Residential real estate loans and construction loans declined $159.06 million or 8.55% and $88.67 million or 15.84%, respectively. Consumer loans decreased $64.09 million or 20.13%.

A summary of loans outstanding is as follows:

	December 31
	2010	2009	2008	2007	2006
Commercial, financial & agricultural	$ 2,837,692	$ 3,003,298	$ 3,167,458	$ 2,957,497	$ 2,220,004
Residential real estate	1,700,380	1,859,439	1,915,355	1,882,498	1,720,794
Construction & land development	470,934	559,602	601,995	601,323	523,042
Consumer	254,345	318,439	335,750	359,243	349,868
Less: Unearned interest	(3,025)	(3,969)	(6,403)	(7,077)	(6,961)

Total loans	5,260,326	5,736,809	6,014,155	5,793,484	4,806,747
Allowance for loan losses	(73,033)	(67,853)	(61,494)	(50,456)	(43,629)

TOTAL LOANS, NET	$ 5,187,293	$ 5,668,956	$ 5,952,661	$ 5,743,028	$ 4,763,118

Loans held for sale	$ 6,869	$ 5,284	$ 868	$ 1,270	$ 2,041

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2010:

(In thousands)	Less Than One Year	One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$ 746,014	$ 1,106,552	$ 985,126	$ 2,837,692
Construction & land development	245,769	147,168	77,997	470,934

Total	$ 991,783	$ 1,253,720	$ 1,063,123	$ 3,308,626

At December 31, 2010, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

(In thousands)	Less Than One Year	One to Five Years	Over Five Years	Total
Outstanding with fixed interest rates	$ 646,185	$ 951,503	$ 635,765	$ 2,233,453
Outstanding with adjustable rates	345,598	302,217	427,358	1,075,173

	$ 991,783	$ 1,253,720	$ 1,063,123	$ 3,308,626

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets were relatively flat from year-end 2009, decreasing $2.67 million or less than 1% due mainly to decreases of $9.90 million in deferred tax assets, $8.43 million in prepaid FDIC assessments due to the reduction of the three-year prepayment of premiums made at the end of 2009, $1.88 million in core deposit intangibles due to amortization, and $1.70 million in income taxes receivable. The decrease in income taxes receivable for the year of 2010 was due to a tax benefit in 2009 associated with net operating loss carryforwards and a positive adjustment to income taxes as a result of a concluded state tax examination. Virtually offsetting these decreases from year-end 2009 were increases of $8.58 million in the pension asset due to a $9.10 million contribution in the third quarter of 2010, $5.84 million in the cash surrender values of bank-owned life insurance policies, $4.71 million in OREO due to increased foreclosures as a result of the current economic conditions, and derivatives assets of $587 thousand due to a change in fair value.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2010 decreased $257.57 million or 4.31% from year-end 2009. In terms of composition, noninterest-bearing deposits increased $95.10 million or 8.58% while interest-bearing deposits decreased $352.66 million or 7.25% from December 31, 2009.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $100.93 million or 12.86% and personal noninterest-bearing deposits of $12.55 million or 4.61%. Official checks and noninterest-bearing public funds declined $11.47 million or 26.77% and $10.52 million or 44.42%, respectively.

The decrease in interest-bearing deposits was due mainly to a decrease in time deposits over $100,000 of $335.93 million or 25.33%. Within time deposits over $100,000, Certificate of Deposit Account Registry Service (CDARS) balances declined $178.61 million, fixed rate certificate of deposits (CDs) declined $76.42 million, brokered deposits decreased $60.84 million and variable rate CDs decreased $19.17 million. Time deposits under $100,000 decreased $255.80 million or 18.15%. Within time deposits under $100,000, fixed rate certificate of deposits (CDs) declined $114.92 million, CDARS balances declined $85.47 million and variable rate CDs decreased $57.70 million. Interest-bearing money market accounts (MMDAs) increased $167.22 million or 10.99%. In addition, regular savings balances increased $39.35 million or 11.28% and interest-bearing checking deposits increased $32.50 million or 12.61%.

The table below summarizes the changes by deposit category since year-end 2009:

	December 31 2010	December 31 2009	$ Change	% Change
(Dollars in thousands)
Demand deposits	$ 657,395	$ 575,501	$ 81,894	14.23%
Interest-bearing checking	290,153	257,654	32,499	12.61%
Regular savings	388,332	348,982	39,350	11.28%
Money market accounts	2,234,252	2,053,829	180,423	8.78%
Time deposits under $100,000	1,153,337	1,409,137	(255,800)	(18.15%)
Time deposits over $100,000	990,065	1,325,997	(335,932)	(25.33%)

Total deposits	$ 5,713,534	$ 5,971,100	$ (257,566)	(4.31%)

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2011	$ 1,415,148
2012	355,489
2013	152,273
2014	107,317
2015 and thereafter	113,175

TOTAL	$ 2,143,402

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2010 are summarized as follows:

(In thousands)	Amount
3 months or less	$ 430,936
Over 3 through 6 months	98,208
Over 6 through 12 months	188,501
Over 12 months	272,420

TOTAL	$ 990,065

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2010			2009			2008
	Amount	Interest Expense	Rate	Amount	Interest Expense	Rate	Amount	Interest Expense	Rate

	(Dollars in thousands)
Demand deposits	$ 320,915	---	---	$ 275,331	---	---	$ 210,244	---	---
NOW and money market deposits	2,675,969	$ 11,365	0.42%	2,346,354	$ 8,980	0.38%	2,203,701	$ 17,571	0.80%
Savings deposits	380,081	332	0.09%	346,887	300	0.09%	334,564	638	0.19%
Time deposits	2,349,119	43,966	1.87%	2,829,599	74,183	2.62%	2,688,521	105,826	3.94%

TOTAL	$ 5,726,084	$ 55,663	0.97%	$ 5,798,171	$ 83,463	1.44%	$ 5,437,030	$ 124,035	2.28%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings decreased $415.21 million or 41.73% during the year of 2010. Since year-end 2009, short-term borrowings decreased $29.73 million or 13.34% due mainly to a $28.56 million decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $385.48 million or 49.94% since year-end 2009 due to the repayment of FHLB advances from excess cash.

The table below summarizes the changes by borrowing category since year-end 2009:

	December 31		Amount Change	Percentage Change
	2010	2009
(Dollars in thousands)
Federal funds purchased	$ 8,542	$ 7,835	$ 707	9.02%
Securities sold under agreements to repurchase	183,097	211,659	(28,562)	(13.49%)
TT&L note option	1,575	3,450	(1,875)	(54.35%)
Long-term FHLB advances	202,181	587,213	(385,032)	(65.57%)
Issuances of trust preferred capital securities	184,277	184,722	(445)	(0.24%)

Total borrowings	$ 579,672	$ 994,879	$ (415,207)	(41.73%)

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2010 decreased $7.92 million or 10.50% from year-end 2009 mainly as a result of decreases of $6.91 million in derivative liabilities due to a change in fair value and $4.16 million in interest payable due to a decline in borrowings and certificate of deposits. Partially offsetting these decreases were increases in income taxes payable of $2.53 million and accrued employee expenses of $2.32 million.

Shareholders’ Equity

Shareholders’ equity at December 31, 2010 increased $31.46 million or 4.13% from December 31, 2009 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to increases in retained earnings and accumulated other comprehensive income.

Retained earnings increased due to earnings net of dividends declared which equaled $19.65 million for the year of 2010.

Accumulated other comprehensive income increased $7.73 million due mainly to an increase of $21.40 million, net of deferred taxes in United’s available for sale investment portfolio. In addition, the change in fair value and the termination of United’s cash flow hedge resulted in increases of $3.67 million and $1.33 million, net of deferred taxes, respectively. The after-tax noncredit portion of OTTI losses for the year of 2010 were $19.29 million. The accretion of pension costs for the year of 2010 were $1.31 million, net of deferred taxes while the after-tax adjustment to United’s pension asset resulted in a decline of $783 thousand.

EARNINGS SUMMARY

Net income for the year 2010 was $71.95 million or $1.65 per diluted share compared to $67.30 million or $1.55 per diluted share for the year of 2009.

United’s return on average assets for the year of 2010 was 0.95% and return on average shareholders’ equity was 9.19% as compared to 0.85% and 8.81% for the year of 2009. United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) average return on assets was 0.39% and average return on equity was 2.48% for the first nine months of 2010.

During the fourth quarter of 2010, United recovered funds from its insurance carrier in the amount of $15.00 million related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans previously charged-off in 2009. The $15.00 million of insurance proceeds were recorded as a recovery within United’s allowance for loan losses which resulted in provision for credit losses expense of $13.77 million for the year of 2010. Also, the results for the year of 2010 included noncash, before-tax, other-than-temporary impairment charges of $9.82 million on certain investment securities. The results for the year of 2010 included before-tax, net gains of $2.01 million on the sale of investment securities.

Results for the year of 2009 included noncash before-tax other-than-temporary impairment charges of $15.02 million on certain investment securities, a credit loss provision of $17.55 million for three loans with fraudulent collateral made to three affiliated companies of a commercial customer and an additional expense of $3.63 million for a special FDIC assessment. Results for the year of 2009 also included an income tax benefit of $11.51 million associated with net operating loss carryforwards.

Net interest income for the year of 2010 was $238.19 million, a decrease of $7.29 million or 2.97% from the prior year. The provision for credit losses was $13.77 million for the year 2010 as compared to $46.07 million for the year of 2009.

Noninterest income was $62.20 million for the year of 2010, up $8.23 million or 15.25% when compared to the year of 2009. Included in noninterest income for the year of 2010 and 2009 were the previously mentioned noncash before-tax other-than-temporary impairment charges of $9.82 million and $15.02 million, respectively. Noninterest expense was $182.21 million, an increase of $7.09 million or 4.05% for the year of 2010 when compared to 2009.

Income tax expense for the year of 2010 was $32.46 million as compared to $10.95 million for the year of 2009. During the third quarter of 2010, United reduced its income tax reserve by $430 thousand due to the expiration of the statue of limitations for examinations of certain years. During the third quarter of 2009, United reduced its income tax reserve by $568 thousand due to the expiration of the statue of limitations for examinations of certain years. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. As a result of these tax adjustments, United’s effective tax rate was approximately 31.1% and 14.0% for years ended December 31, 2010 and 2009, respectively, as compared to 29.8% for 2008.

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

Net interest income for the year of 2010 was $238.19 million, a decrease of $7.29 million or 2.97% from the year of 2009. The $7.29 million decrease in net interest income occurred because total interest income declined $42.46 million while total interest expense only declined $35.18 million from the year of 2009. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2010 was $244.09 million, a decrease of $12.58 million or 4.90% from the year of 2009. The net interest margin for the year of 2010 was 3.64%, up 5 basis points from a net interest margin of 3.59% during the same period last year.

Tax-equivalent interest income for the year of 2010 was $329.29 million, a $47.76 million or 12.67% decrease from the year of 2009. This decrease was primarily attributable to a decline in average earning assets of $448.75 million or 6.27% for the year of 2010. Average net loans declined $423.12 million or 7.26% for the year of 2010 while average investments decreased $259.22 million or 22.39% due mainly to maturities and calls of securities which were not fully reinvested from the year of 2009. Average short-term investments increased $233.59 million as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve. The average yield on earning assets declined 36 basis points for the year of 2010 as compared to the year of 2009.

Interest expense for the year of 2010 was $85.20 million, a decrease of $35.18 million or 29.22% from the year of 2009. The decrease in interest expense for the year of 2010 was mainly due to a decrease of 45 basis points in the cost of funds from the year of 2009 as a result of lower market interest rates during 2010. The average cost of interest-bearing deposits was 1.21% for the year of 2010, down 54 basis points from 1.75% for the year of 2009 while the average cost of short-term borrowings was 0.06% for the year of 2010, a decrease of 8 basis points from 0.14% for the year of 2009. The average cost of long-term borrowings was 4.30% for the year of 2010, an increase of 6 basis points from 4.24% for the year of 2009. Average interest-bearing deposits decreased $178.79 million or 3.74% while average short-term borrowings decreased $158.26 million or 35.41%. Average long-term borrowings decreased $171.93 million or 20.12% as United repaid $385.03 million of FHLB advances from excess cash during 2010.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2010, 2009 and 2008.

Year Ended
(Dollars in thousands)	December 31 2010	December 31 2009	December 31 2008
Net interest income, GAAP basis	$ 238,186	$ 245,471	$ 252,792
Tax-equivalent adjustment (1)	5,906	11,199	14,229

Tax-equivalent net interest income	$ 244,092	$ 256,670	$ 267,021

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75% for 2009 and 2008. For the year of 2010, all interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2010, 2009 and 2008 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. For the year of 2010, interest income on all loans and investment securities was subject to state income taxes. For the year of 2009 and 2008, the interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1) (2)	Avg. Rate (1) (2)	Average Balance	Interest (1) (2)	Avg. Rate (1) (2)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$407,908	$1,267	0.31%	$174,319	$309	0.18%	$36,752	$714	1.94%
Investment Securities:
Taxable	791,600	34,564	4.37%	989,176	46,834	4.73%	1,168,192	59,652	5.11%
Tax-exempt	106,981	7,257	6.78%	168,623	12,020	7.13%	209,386	15,503	7.40%

Total Securities	898,581	41,821	4.65%	1,157,799	58,854	5.08%	1,377,578	75,155	5.46%
Loans, net of unearned Income (3)	5,471,297	286,200	5.23%	5,888,900	317,881	5.40%	5,865,609	368,271	6.28%
Allowance for loan losses	(69,643)			(64,128)			(55,476)

Net loans	5,401,654		5.30%	5,824,772		5.46%	5,810,133		6.34%

Total earning assets	6,708,143	$329,288	4.91%	7,156,890	$377,044	5.27%	7,224,463	$444,140	6.15%

Other assets	825,831			768,616			782,605

TOTAL ASSETS	$7,533,974			$7,925,506			$8,007,068

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,597,335	$55,663	1.21%	$4,776,120	$83,463	1.75%	$4,569,583	$124,035	2.71%
Short-term borrowings	288,704	167	0.06%	446,963	645	0.14%	875,545	14,828	1.69%
Long-term borrowings	682,507	29,366	4.30%	854,438	36,266	4.24%	852,457	38,256	4.49%

Total Interest-Bearing Funds	5,568,546	85,196	1.53%	6,077,521	120,374	1.98%	6,297,585	177,119	2.81%

Noninterest-bearing deposits	1,128,749			1,022,051			867,447
Accrued expenses and other liabilities	54,029			61,948			60,173

TOTAL LIABILITIES	6,751,324			7,161,520			7,225,205
SHAREHOLDERS’ EQUITY	782,650			763,986			781,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,533,974			$7,925,506			$8,007,068

NET INTEREST INCOME		$244,092			$256,670			$267,021

INTEREST SPREAD			3.38%			3.29%			3.34%

NET INTEREST MARGIN			3.64%			3.59%			3.70%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2010 Compared to 2009				2009 Compared to 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$420	$227	$311	$958	$2,669	$(647)	$(2,427)	$(405)
Investment securities:
Taxable	(9,345)	(3,561)	636	(12,270)	(9,148)	(4,439)	769	(12,818)
Tax-exempt (1), (2)	(4,395)	(590)	222	(4,763)	(3,016)	(565)	98	(3,483)

Loans (1),(2),(3)	(23,102)	(9,320)	741	(31,681)	928	(51,129)	(189)	(50,390)

TOTAL INTEREST INCOME	(36,422)	(13,244)	1,910	(47,756)	(8,567)	(56,780)	(1,749)	(67,096)

Interest expense:
Interest-bearing deposits	$(3,129)	$(25,791)	$1,120	$(27,800)	$5,597	$43,868)	$(2,301)	$(40,572)
Short-term borrowings	(222)	(358)	102	(478)	(7,243)	(13,571)	6,631	(14,183)
Long-term borrowings	(7,290)	513	(123)	(6,900)	89	(2,131)	52	(1,990)

TOTAL INTEREST EXPENSE	(10,641)	(25,636)	1,099	(35,178)	(1,557)	(59,570)	4,382	(56,745)

NET INTEREST INCOME	$(25,781)	$12,392	$811	$(12,578)	$(7,010)	$2,790	$(6,131)	$(10,351)

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Yields and interest income on state tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 8.75% in 2009 and 2008.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

At December 31, 2010, nonperforming loans were $67.23 million or 1.28% of loans, net of unearned income compared to nonperforming loans of $72.26 million or 1.26% of loans, net of unearned income at December 31, 2009. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $6.80 million at December 31, 2010, a decrease of $13.52 million or 66.54% from $20.31 million at year-end 2009. The decrease in loans past due 90 days or more since year-end 2009 was primarily the result of loans being charged-off, placed on nonaccrual or transferred to OREO. At year-end 2010, nonaccrual loans were $60.00 million, an increase of $9.14 million or 17.97% from $50.86 million at year-end 2009. The increase in nonaccrual loans was primarily due to two failed residential developments in the Shenandoah Valley region of Virginia of $6.1 million and $5.8 million. Restructured loans were $437 thousand at year-end 2010 as compared to $1.09 million restructured loans at year-end 2009. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $112.00 million, including OREO of $44.77 million at December 31, 2010, represented 1.57% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 3.58% at September 30, 2010.

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

	December 31

	2010	2009	2008	2007	2006
	(In thousands)
Nonaccrual loans	$ 59,996	$ 50,856	$ 42,317	$ 14,115	$ 5,755
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	6,798	20,314	11,881	14,210	8,432
Restructured loans (1)	437	1,087	---	---	---

Total nonperforming loans	67,231	72,257	54,198	28,325	14,187

Other real estate owned	44,770	40,058	19,817	6,365	4,231

TOTAL NONPERFORMING ASSETS	$ 112,001	$ 112,315	$ 74,015	$ 34,690	$ 18,418

(1)	The restructured loan with a balance of $437 thousand at December 31, 2010 is past due 90 days or more, but is not included in the “Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2010, impaired loans were $70.36 million, which was an increase of $7.14 million or 11.29% from the $63.22 million in impaired loans at December 31, 2009. This increase in impaired loans was due mainly to increased impairments associated with loans in the Company’s commercial and real estate construction and development portfolios primarily as a result of the current economic conditions. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and an allowance for lending-related commitments. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. At December 31, 2010, the allowance for credit losses was $75.04 million as compared to $70.01 million at December 31, 2009.

At December 31, 2010, the allowance for loan losses was $73.03 million as compared to $67.85 million at December 31, 2009. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.39% at December 31, 2010 and 1.18% of loans, net of unearned income at December 31, 2009. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 108.63% and 93.91% at December 31, 2010 and December 31, 2009, respectively. The coverage ratio for United’s Federal Reserve peer group was 70.98% at September 30, 2010. For United, this ratio at December 31, 2010 improved from the ratio at December 31, 2009 because nonperforming loans decreased $5.03 million or 6.96% while the allowance for loan losses increased $5.18 million or 7.63% for the year of 2010. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $5.2 million or 7.6%. This increase did not coincide with the decrease of 6.96% in nonperforming loans in comparison with the previous year. The Company’s detailed methodology and analysis indicated an increase in the allowance for loan losses primarily because of higher historical loss rates, increased loss allocations on impaired loans and higher levels of nonaccrual loans within the nonperforming loan category.

For the years ended December 31, 2010 and 2009, the provision for credit losses was $13.77 million and $46.07 million, respectively. Net charge-offs were $8.75 million for the year of 2010 as compared to net charge-offs of $39.66 million for the year of 2009. As previously mentioned, United recovered funds from its insurance carrier in the amount of $15.00 million during the fourth quarter of 2010 related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans in the amount of $17.55 million previously charged-off in 2009. The $15.00 million of insurance proceeds were recorded as a recovery within United’s allowance for loan losses which resulted in a provision for credit losses expense of $13.77 million for the year of 2010. Net charge-offs and the provision for credit losses for the year of 2009 included the above mentioned $17.55 million for loans with fraudulent collateral made to three affiliated companies of a commercial customer.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$70,010	$63,603	$58,744	$52,371	$52,871

Allowance of purchased company at date of acquisition	---	---	---	7,648	---

Loans charged off:
Commercial, financial & agricultural (2)	5,495	22,626	5,710	1,007	1,310
Residential real estate (2)	9,334	9,695	6,505	818	529
Construction & land development (2)	9,298	6,288	6,375	4,460	---
Consumer (2)	1,635	2,468	2,608	1,453	1,389

TOTAL CHARGE-OFFS	25,762	41,077	21,198	7,738	3,228
Recoveries:
Commercial, financial & agricultural (2)	16,158	669	318	435	705
Residential real estate (2)	493	272	215	248	175
Construction & land development (2)	21	89	23	10	---
Consumer (2)	346	389	346	440	411

TOTAL RECOVERIES	17,018	1,419	902	1,133	1,291

NET LOANS CHARGED OFF	8,744	39,658	20,296	6,605	1,937
Provision for credit losses	13,773	46,065	25,155	5,330	1,437

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$75,039	$70,010	$63,603	$58,744	$52,371

Loans outstanding at the end of period (gross), continuing operations (1)	$5,263,351	$5,740,778	$6,020,558	$5,800,561	$4,813,708

Average loans outstanding during period (net of unearned income) (1)	$5,467,927	$5,883,995	$5,863,858	$5,149,430	$4,726,758

Net charge-offs as a percentage of average loans outstanding	0.16%	0.67%	0.35%	0.13%	0.04%

Allowance for credit losses, continuing operations as a percentage of nonperforming loans	111.6%	96.89%	117.35%	207.39%	369.15%

(1)	Excludes loans held for sale.
(2)	Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2010	2009	2008	2007	2006
	(In thousands)

Commercial, financial & agricultural (1)	$37,490	$43,467	$39,550	$32,957	$27,512

Residential real estate (1)	11,653	6,971	4,144	3,058	3,266

Construction & land development (1)	18,738	12,184	10,169	9,169	7,178

Consumer (1)	2,161	3,545	4,920	4,166	4,014

Allowance for estimated imprecision	2,991	1,686	2,711	1,107	1,659

Allowance for loan losses	73,033	$67,853	$61,494	50,457	$43,629

Allowance for lending-related commitments	2,006	2,157	2,109	8,287	8,742

Allowance for credit losses	$75,039	$70,010	$63,603	$58,744	$52,371

(1) Certain loan amounts were reclassified in 2010 to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2010	2009	2008	2007	2006
Commercial, financial & agricultural (1)	53.95%	52.35%	52.66%	51.05%	46.19%
Residential real estate (1)	32.32%	32.41%	31.85%	32.49%	35.80%
Construction & land development (1)	8.95%	9.76%	10.01%	10.38%	10.88%
Consumer (1)	4.78%	5.48%	5.48%	6.08%	7.13%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

(1) Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

United’s formal company-wide review of the allowance for loan losses at December 31, 2010 produced increased allocations in two of the four loan categories. The allowance allocated to commercial loans decreased by $6.0 million partly due to the reclassification of $300 million of commercial loans secured by 1-4 family units into the residential loan pool as the associated allowance of approximately $4 million was reallocated from commercial loans to residential real estate. The remaining decrease in the allowance allocated to commercial loans was due to other factors, which included the impact of lower outstanding loan balances, lower historical loss rates as a result of improved charge-off history and a 2.6% decrease in qualitative adjustments being applied to the larger loan pool subsets within the portfolio. Real estate loan pool allocations increased $4.7 million also as a result of the reclassification as well as increases in historical loss rates and an increase in specific loss allocations of impaired loans of $2.1 million, which were partially offset by a decline in the outstanding loan balances. The real estate construction loan pool allocations increased $6.6 million in comparison with the December 31, 2009 year-end primarily due to increased historical loss rates offset somewhat by lower outstanding loan balances. The components of the allowance allocated to consumer loans decreased by $1.4 million due to the refinement of the methodology related to the allocation for overdraft losses and decreases in historical loss rates as a result of improved charge-off history. In summary, the overall increase of $5.2 million in the allowance for loan losses from the previous year was driven by increased allocations in the real estate and real estate construction and development pools that recognizes the continuing economic problems and elevated risk factors of that sector of the economy. The allowance for lending-related commitments at December 31, 2010 was relatively flat from December 31, 2009, decreasing by only $151 thousand.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $8.6 million at December 31, 2010 and $6.9 million at December 31, 2009. Compared to the prior year-end, this element of the allowance increased by $1.7 million primarily due to increased residential real estate and commercial loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at December 31, 2010 by $1.3 million to $3.0 million. This represents 4.0% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.04 million at December 31, 2010 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.

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

Noninterest income was $62.20 million for the year of 2010, up $8.23 million or 15.25% from the year of 2009. Included in noninterest income for the year of 2010 was a before-tax, net gain of $2.01 million on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $9.82 million on certain investment securities consisting primarily of $7.32 million on pooled trust preferred collateralized debt obligations (TRUP CDOs), $1.20 million on collateralized mortgage obligations (CMOs) and $1.29 million on a certain investment security carried at cost. Included in noninterest income for the year of 2009 were noncash, before-tax, other-than-temporary impairment charges of $15.02 million on investment securities including $8.00 million on a single-issue trust preferred security, $5.37 million on a certain TRUP CDO and $782 thousand on a certain investment security carried at cost. Excluding the results of the investment security transactions, noninterest income for the year of 2010 would have increased $1.34 million or 1.95% from the year of 2009.

Revenue from trust income and brokerage commissions increased $572 thousand or 4.38% due mainly to an increase in brokerage volume. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Fees from deposit services were $39.22 million for the year of 2010, a decrease of $1.07 million or 2.65% as compared to the year of 2009 due mainly to the impact of Regulation E which was effective during the third quarter of 2010. Regulation E requires banks to notify customers when an automated teller machine (ATM) or debit-card transaction will result in an overdraft or insufficient funds (NSF) fees. Due mainly to this new regulation, NSF fees decreased $2.14 million during the year of 2010. Partially offsetting this decrease were increases of $923 thousand and $277 thousand in check card income and ATM fees, respectively, due to increased consumer spending.

For the year 2010, income from bank owned life insurance policies increased $1.26 million or 36.80% due mainly to an increase in cash surrender values while fees from bankcard transactions increased $631 thousand or 15.19% compared to the year of 2009 due to the sale of United’s merchant business. Mortgage banking income increased $54 thousand or 8.88% due to increased spreads on mortgage loan sales in the secondary market during the year of 2010 as compared to 2009. Mortgage loan sales were $47.60 million in 2010 as compared to $69.67 million in 2009. Other income decreased $120 thousand or 2.29% for the year of 2010 as compared to last year’s income.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2010 was $182.21 million, an increase of $7.09 million or 4.05% from the year of 2009.

Employee compensation for the year of 2010 increased $1.66 million or 2.82% from the year of 2009 due largely to higher commissions and incentives expense. Also included in employee compensation was expense for stock options of $1.05 million for the year of 2010 as compared to $484 thousand for the year of 2009.

Employee benefits expense decreased $2.44 million or 12.73%. Specifically within employee benefits expense was an decrease in pension expense of $3.11 million primarily as a result of a $9.10 million and an $11.00 million contribution made in the third quarter of 2010 and 2009, respectively. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note M, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $2.00 million and $1.00 million, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $279 thousand and $2.92 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $575 thousand and $2.36 million, respectively.

Net occupancy expense increased $228 thousand or 1.34% for the year of 2010 as compared to the year of 2009. The higher net occupancy expense for 2010 was due mainly to additional building maintenance expense and a decline in rent income.

Other real estate owned (OREO) expense increased $5.64 million or 102.86% for the year of 2010 as compared to the year of 2009. The increase from 2009 was due mainly to an increase in losses from sales and deterioration in property values associated with OREO. Equipment expense decreased $190 thousand or 3.06% for the year of 2010 as compared to the year of 2009 due to a decline in depreciation.

Data processing expense was flat, decreasing $60 thousand or less than 1% for the year of 2010 as compared to the year of 2009. Bankcard processing fees increased $86 thousand or 2.69% due to increased transactions as a result of more consumer spending for the year of 2010 as compared to last year. FDIC insurance expense increased $507 thousand or 5.52% for the year of 2010 as compared to the year of 2009 due mainly to higher premiums to increase the insurance fund for banks.

Other expenses increased $1.65 million or 3.66% for the year of 2010 as compared to the year of 2009. This increase was due mainly to increases in advertising expense of $887 thousand and loan collection expense of $794 thousand.

United’s efficiency ratio was 53.87% for the year of 2010 which was comparable to 51.35% for the year of 2009.

Income Taxes

For the year ended December 31, 2010, income taxes were $32.46 million, compared to $10.95 million for 2009. During the third quarter of 2010, United reduced its income tax reserve by $430 thousand due to the expiration of the statue of limitations for examinations of certain years as compared to a reduction of $568 thousand in the income tax reserve during the third quarter of 2009. During the first quarter of 2009, United recorded a benefit associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The total income tax benefit recorded in the first quarter of 2009 related to these two events was $11.51 million. As a result of these tax adjustments, United’s effective tax rate was approximately 31.1% and 14.0% for years ended December 31, 2010 and 2009, respectively, as compared to 29.8% for 2008. For further details related to income taxes, see Note L, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2010 was $17.42 million or $0.40 per diluted share compared to $29.63 million or $0.68 per diluted share in 2009. The results for the first quarter of 2010 included a before-tax, net gain of $1.24 million on the sale of a corporate bond and noncash, before-tax, other-than-temporary impairment charges of $1.49 million on certain investment securities. The results for the first quarter of 2009 included a benefit of $11.51 million associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination. The results for the first quarter of 2009 included a benefit of $11.51 million associated with net operating loss carryforwards and a positive adjustment to income tax expense as a result of a concluded tax examination.

For the second quarter of 2010, net income was $17.92 million or $0.41 per diluted share compared to $8.16 million or $0.19 per diluted share in 2009. The results for the first half and second quarter of 2010 included before-tax, net gains of $1.90 million and $796 thousand, respectively, on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $2.58 million and $1.10 million, respectively, on certain investment securities. Results for the second quarter of 2009 included a credit loss provision of $17.55 million for three loans with fraudulent collateral made to three affiliated companies of a commercial customer, an additional expense accrual of $3.63 million for a special FDIC assessment, and noncash, before-tax, other-than-temporary impairment charges of $1.10 million on certain investment securities.

In the third quarter of 2010, net income was $17.32 million or $0.40 per diluted share as compared to $12.07 million or $0.28 per diluted share in the third quarter of 2009. The results for the third quarter of 2010 included noncash, before-tax, other-than-temporary impairment charges of $1.86 million on certain investment securities and a positive tax adjustment of $430 thousand due to the expiration of the statute of limitations for examinations of certain years. The results for the third quarter of 2009 included noncash, before-tax, other-than-temporary impairment charges of $10.96 million on investment securities and a positive tax adjustment of $568 thousand due to the expiration of the statute of limitations for examinations of certain years.

Fourth quarter of 2010 net income was $19.29 million or $0.44 per diluted share, an increase from net income of $17.44 million or $0.40 per diluted share in the fourth quarter of 2009. During the fourth quarter of 2010, United recovered funds from its insurance carrier in the amount of $15.00 million related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans previously charged-off in 2009. The $15.00 million of insurance proceeds were recorded as a recovery within United’s allowance for loan losses. Based on United’s normal analysis of the allowance for loan losses at quarter-end, a negative provision for credit losses of $5.62 million was recorded for the fourth quarter of 2010. Also, the results for the fourth quarter of 2010 included noncash, before-tax, other-than-temporary impairment charges of $5.37million on certain investment securities. Results for the fourth quarter of 2009 included noncash, before-tax, other-than-temporary impairment charges of $2.83 million on certain investment securities.

Tax-equivalent net interest income for the fourth quarter of 2010 was $59.98 million, a decrease of $3.68 million or 5.78% from the fourth quarter of 2009. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $538.34 million or 7.54% from the fourth quarter of 2009. Average net loans declined $465.23 million or 8.15% for the fourth quarter of 2010 while average investments decreased $213.67 million or 20.11% due mainly to maturities and calls of securities which were not fully reinvested from the fourth quarter of 2009. However, average short-term investments increased $140.56 million to mitigate some of the decline in average earning assets as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve. The average yield on earning assets declined 28 basis points for the fourth quarter of 2010 as compared to the same quarter in 2009. Partially offsetting the decreases to tax-equivalent net interest income was a decrease of 42 basis points in the fourth quarter of 2010 average cost of funds. The net interest margin for the fourth quarter of 2010 was 3.62%, which was an increase of 7 basis points from a net interest margin of 3.55% for the fourth quarter of 2009.

As previously mentioned, United recovered funds from its insurance carrier in the amount of $15.00 million during the fourth quarter of 2010 which were recorded as a recovery within United’s allowance for loan losses. Based on United’s normal analysis of the allowance for loan losses at quarter-end, a negative provision for credit losses of $5.62 million was recorded for the fourth quarter of 2010. For the fourth quarter of 2009, the provision for credit losses was $6.72 million. The $15.00 million recovery on these loans in the fourth quarter of 2010 resulted in net recoveries of $7.85 million for the quarter as compared to net charge-offs of $6.45 million for the fourth quarter of 2009.

Noninterest income for the fourth quarter of 2010 was $13.36 million, which was a decrease of $851 thousand from the fourth quarter of 2009. Included in noninterest income for the fourth quarter of 2010 were noncash, before-tax, other-than-temporary impairment charges of $5.37 million on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $2.83 million on certain investment securities for the fourth quarter of 2009. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the fourth quarter of 2010 would have increased $1.95 million or 11.58% from the fourth quarter of 2009. This increase for the fourth quarter of 2010 was due primarily to increases of $866 thousand in fees from trust and brokerage services due to higher volume, $524 thousand in income from derivatives not in hedge relationships due to a change in the fair value, and $503 thousand in bankcard fees due to the sale of United’s merchant business. A similar amount of expense related to the change in the fair value of derivatives not in hedge relationships is included in other expense in the income statement. Partially offsetting these increases was a decrease in fees from deposit services of $384 thousand due mainly to the impact of Regulation E.

Noninterest expense for the fourth quarter of 2010 was $49.38 million, which was an increase of $5.43 million or 12.37% from the fourth quarter of 2009. This increase was due mainly to increases of $3.06 million in other real estate owned (OREO) costs due mainly to declines in the fair values of OREO properties, $1.73 million in employee compensation due to higher commissions and incentives, $524 thousand in expense from derivatives not in hedge relationships due to a change in the fair value, $470 thousand for an anticipated litigation loss and $395 thousand in merger-related expenses for the recently announced agreement to acquire Centra Financial Holdings, Inc. (Centra). Partially offsetting these increases was a decrease in employee benefits expense of $956 thousand due mainly to a decline in the expense associated with United’s employee pension plan primarily as a result of a $9.10 million and an $11.00 million contribution made in the third quarter of 2010 and 2009, respectively.

Additional quarterly financial data for 2010 and 2009 may be found in Note V, Notes to Consolidated Financial Statements.

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

United’s business and earnings are also affected by general and local economic conditions. For most of 2010 and 2009, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2010:

		Total Payments Due by Period
(In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity (1)	$ 3,570,132	$ 3,570,132	---	---	---
Time deposits (2) (3)	2,200,770	1,441,030	$ 532,151	$ 221,777	$ 5,812
Short-term borrowings (2)	193,214	193,214	---	---	---
Long-term borrowings (2) (3)	647,527	75,131	110,899	54,746	406,751
Operating leases	31,203	7,387	11,346	6,685	5,785

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2010. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2010, United recorded a liability for uncertain tax positions, including interest and penalties, of $971 thousand. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2010 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note P, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2010:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$469,301

Credit card and personal revolving lines	106,708

Commercial	986,362

Total unused commitments	$1,562,371

Financial standby letters of credit	$82,227

Performance standby letters of credit	35,478

Commercial letters of credit	1,469

Total letters of credit	$119,174

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

Cash flows provided by operations in 2010 were $100.83 million as compared to $53.66 million of cash provided by operations during 2009 due in large part to an increase in other assets of $39 thousand in 2010 as compared an increase in other assets of $63.04 million in 2009. This increase in other assets in 2009 was due primarily to the $36.4 million in prepaid FDIC assessments recorded. In addition, net income increased $4.65 million from 2009 to 2010. Partially offsetting these increases were decreases in the provision expense for credit losses of $32.29 million and losses on investment securities of $6.90 million from 2009 to 2010. In 2010, net cash of $631.92 million was provided by investing activities which was primarily due to net cash received of $162.44 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $468.11 million in portfolio loans. In 2009, net cash of $545.16 million was provided in investing activities primarily due to net cash received of $310.98 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $239.31 million in portfolio loans. During the year of 2010, net cash of $721.13 million was used in financing activities due primarily to a decline of $257.57 million in deposits and the repayment of FHLB borrowings in the amount of $385.03 million during the year of 2010. Other uses of cash for financing activities included the payment of $52.26 million for cash dividends. For the year of 2009, net cash of $362.59 million was used in financing activities due primarily to the repayment of securities sold under agreements to repurchase and overnight FHLB borrowings in the amount of $222.77 million and $212 million, respectively. Other uses of cash for financing activities included the repayment of federal funds purchased of $120.35 million and the payment of $50.38 million for cash dividends. The net effect of the cash flow activities was an increase in cash and cash equivalents of $11.62 million for the year of 2010 as compared to an increase in cash and cash equivalents of $236.23 million for the year of 2009. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.65% at December 31, 2010 and 12.23% at December 31, 2009, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.25% and 9.92%, respectively, at December 31, 2010, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note S, Notes to Consolidated Financial Statements.

Total year-end 2010 shareholders’ equity increased $31.46 million or 4.13% to $793.01 million from $761.55 million at December 31, 2009. United’s equity to assets ratio was 11.08% at December 31, 2010 as compared to 9.76% at December 31, 2009. The primary capital ratio, capital and reserves to total assets and reserves, was 12.00% at December 31, 2010, as compared to 10.56% at December 31, 2009. United’s average equity to average asset ratio was 10.39% and 9.64% for the years ended December 31, 2010 and 2009, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2010, United’s Board of Directors declared a cash dividend of $0.30 per share. Dividends per share of $1.20 for the year of 2010 represented an increase of 2.56% over the $1.17 per share paid for 2009. Total cash dividends declared to common shareholders were approximately $52.30 million for the year of 2010 as compared to $50.84 million for the year of 2009. The year 2010 was the thirty-seventh consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2010	2009	2008
Return on average assets	0.95%	0.85%	1.09%
Return on average equity	9.19%	8.81%	11.12%
Dividend payout ratio	72.69%	75.54%	57.77%
Average equity to average assets ratio	10.39%	9.64%	9.76%

2009 COMPARED TO 2008

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2009 were $7.81 billion which was a decline of $296.99 million or 3.67% from December 31, 2008. The decrease was primarily the result of decreases in investment securities and portfolio loans of $324.90 million or 25.15% and $277.35 million or 4.61%, respectively. The decrease in investment securities was due mainly to a decline of $285.77 million or 26.00% in securities available for sale. This change in securities available for sale reflected $512.56 million in sales, maturities and calls of securities, $233.16 million in purchases, and a slight increase of $308 thousand in market value. Securities held to maturity decreased $38.99 million or 33.49% from year-end 2008 due to calls and maturities of securities. The decline in the loan portfolio was due mainly to a decrease in commercial loans (not secured by real estate) of $166.67 million or 13.07%. Single-family residential real estate loans and construction loans declined $55.92 million or 2.92% and $42.39 million or 7.04%, respectively. Commercial real estate loans decreased $27.68 million or 1.68% while other real estate loans increased $30.19 million or 12.31%, respectively. Consumer loans decreased $17.31 million or 5.16%. Partially offsetting these decreases to total assets was a $236.23 million increase in cash and cash equivalents as United placed its excess cash in an interest-bearing account with the Federal Reserve. Of this total increase, interest-bearing deposits with other banks increased $300.26 million due mainly to the cash placed at the Federal Reserve while cash and due from banks decreased $56.29 million or 29.49% and federal funds sold decreased $7.74 million or 91.52%. During the year of 2009, net cash of $53.66 million and $545.16 million was provided by operating activities and investing activities, respectively. Net cash of $362.59 million was used in financing activities.

The decrease in total assets is reflected in a corresponding decrease in total liabilities of $321.83 million or 4.37% from year-end 2008. The decrease in total liabilities was due mainly to a reduction of $636.13 million or 39.00% in borrowings while accrued expenses and other liabilities decreased $8.90 million or 10.55%. Since year-end 2008, short-term borrowings decreased $555.38 million or 71.36% due to a $212 million reduction in overnight FHLB borrowings, a $222.77 million decrease in securities sold under agreements to repurchase and a $120.35 million decline in federal funds purchased. Long-term borrowings decreased $80.75 million or 9.47% since year-end 2008. Accrued expenses and other liabilities at December 31, 2009 decreased $8.90 million or 10.55% from year-end 2008 mainly as a result of decreases of $6.15 million in derivative liabilities due to a change in fair value and $5.41 million in interest payable due to a decline in borrowings and interest rates on certificate of deposits. Deposits increased $323.15 million or 5.72% from year-end 2008. In terms of composition, noninterest-bearing deposits increased $202.06 million or 22.30% while interest-bearing deposits increased $121.09 million or 2.55% from December 31, 2008.

Shareholders’ equity increased $24.84 million or 3.37% from year-end 2008. Retained earnings increased due to earnings net of dividends declared which equaled $16.46 million for the year of 2009. Accumulated other comprehensive income increased $7.77 million due mainly to an increase of $2.92 million in United’s pension benefit obligation, net of deferred income taxes and the amortization of pension costs of $2.10 million, net of deferred income taxes. The fair value of United’s cash flow hedge increased $1.97 million, net of deferred income taxes while the fair value of United’s available for sale investment portfolio increased $200 thousand, net of deferred income taxes.

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

Provision for Credit Losses

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

Other Income

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2010 and 2009:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2010	December 31, 2009
+200	6.87%	5.14%
+100	2.71%	1.41%
-100	1.80%	3.77%
-200	---	---

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 2.71% over one year as of December 31, 2010, as compared to an increase of 1.41% as of December 31, 2009. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 6.87% over one year as of December 31, 2010, as compared to an increase of 5.14% as of December 31, 2009. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.80% over one year as of December 31, 2010 as compared to an increase of 3.77% over one year as of December 31, 2009. With the federal funds rate at 0.25% at December 31, 2010 and 2009, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

Extension Risk

At December 31, 2010, United’s mortgage related securities portfolio had an amortized cost of $386 million, of which approximately $271 million or 70% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 2 years and a weighted average yield of 4.95%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points in rates, the average life of these securities would only extend to 2.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 5.2%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.

United had approximately $68 million in 15-year mortgage backed securities with a projected yield of 4.67% and a projected average life of 2.4 years as of December 31, 2010. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.8 years and a weighted average maturity (WAM) of 8.7 years.

United had approximately $17 million in 20-year mortgage backed securities with a projected yield of 4.83% and a projected average life of 3.8 years on December 31, 2010. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 7 years and a weighted average maturity (WAM) of 12.5 years.

United had approximately $9 million in 30-year mortgage backed securities with a projected yield of 6.61% and a projected average life of 4.3 years on December 31, 2010. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 11.4 years and a weighted average maturity (WAM) of 16.9 years.

The remaining 5% of the mortgage related securities portfolio at December 31, 2010, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Bankshares, Inc. (the Company) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on page 53 hereof.

/s/ Richard M. Adams	/s/ Steven E. Wilson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Bankshares, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 25, 2011

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of United Bankshares, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 25, 2011

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2010	December 31 2009
Assets
Cash and due from banks	$115,352	$134,605
Interest-bearing deposits with other banks	345,319	314,445
Federal funds sold	718	717

Total cash and cash equivalents	461,389	449,767
Securities available for sale at estimated fair value (amortized cost-$717,797 at December 31, 2010 and $879,542 at December 31, 2009)	653,276	811,777
Securities held to maturity (estimated fair value-$62,315 at December 31, 2010 and $70,535 at December 31, 2009)	67,036	77,421
Other investment securities	74,403	77,722
Loans held for sale	6,869	5,284
Loans	5,263,351	5,740,778
Less: Unearned income	(3,025)	(3,969)

Loans net of unearned income	5,260,326	5,736,809
Less: Allowance for loan losses	(73,033)	(67,853)

Net loans	5,187,293	5,668,956
Bank premises and equipment	55,378	57,527
Goodwill	311,765	312,069
Accrued interest receivable	23,564	27,158
Other assets	314,746	317,420

TOTAL ASSETS	$7,155,719	$7,805,101

Liabilities
Deposits:
Noninterest-bearing	$1,203,255	$1,108,157
Interest-bearing	4,510,279	4,862,943

Total deposits	5,713,534	5,971,100
Borrowings:
Federal funds purchased	8,542	7,835
Securities sold under agreements to repurchase	183,097	211,659
Federal Home Loan Bank borrowings	202,181	587,213
Other short-term borrowings	1,575	3,450
Other long-term borrowings	184,277	184,722
Allowance for lending-related commitments	2,006	2,157
Accrued expenses and other liabilities	67,495	75,415

TOTAL LIABILITIES	6,362,707	7,043,551

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	---	---
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 at December 31, 2010 and 2009, including 697,522 and 881,419 shares in treasury at December 31, 2010 and 2009, respectively	110,798	110,798
Surplus	93,431	95,284
Retained earnings	673,260	653,613
Accumulated other comprehensive loss	(60,656)	(68,383)
Treasury stock, at cost	(23,821)	(29,762)

TOTAL SHAREHOLDERS’ EQUITY	793,012	761,550

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,155,719	$7,805,101

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2010	2009	2008
Interest income
Interest and fees on loans	$282,834	$310,077	$358,240
Interest on federal funds sold and other short-term investments	1,267	309	714
Interest and dividends on securities:
Taxable	34,564	46,834	59,652
Tax-exempt	4,717	8,625	11,305

Total interest income	323,382	365,845	429,911
Interest expense
Interest on deposits	55,663	83,463	124,035
Interest on short-term borrowings	167	645	14,828
Interest on long-term borrowings	29,366	36,266	38,256

Total interest expense	85,196	120,374	177,119

Net interest income	238,186	245,471	252,792
Provision for credit losses	13,773	46,065	25,155

Net interest income after provision for credit losses	224,413	199,406	227,637
Other income
Fees from trust and brokerage services	13,637	13,065	16,582
Fees from deposit services	39,220	40,289	39,189
Bankcard fees and merchant discounts	4,786	4,155	5,815
Other service charges, commissions, and fees	1,918	1,906	1,932
Income from bank-owned life insurance	4,673	3,416	4,093
Income from mortgage banking	662	608	385
Other income	5,116	5,236	8,725

Total other-than-temporary impairment losses	(40,756)	(34,206)	(10,489)
Portion of loss recognized in other comprehensive income	30,941	19,186	---

Net other-than-temporary impairment losses	(9,815)	(15,020)	(10,489)
Net gains on sales/calls of investment securities	2,006	315	1,071

Net investment securities losses	(7,809)	(14,705)	(9,418)

Total other income	62,203	53,970	67,303
Other expense
Employee compensation	60,564	58,901	61,347
Employee benefits	16,749	19,192	13,680
Net occupancy expense	17,246	17,018	16,682
Other real estate owned (OREO) expense	11,131	5,487	2,484
Equipment expense	6,014	6,204	6,436
Data processing expense	10,820	10,880	10,016
Bankcard processing expense	3,284	3,198	4,822
FDIC insurance expense	9,684	9,177	1,147
Other expense	46,720	45,070	54,459

Total other expense	182,212	175,127	171,073

Income before income taxes	104,404	78,249	123,867
Income taxes	32,457	10,951	36,913

Net income	$71,947	$67,298	$86,954

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2010	2009	2008
Earnings per common share:
Basic	$1.65	$1.55	$2.01

Diluted	$1.65	$1.55	$2.00

Dividends per common share	$1.20	$1.17	$1.16

Average outstanding shares:
Basic	43,547,965	43,410,431	43,286,894
Diluted	43,625,183	43,456,889	43,434,083

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	44,320,832	$110,802	$98,405	$602,185	$(12,480)	$(37,713)	$761,199
Cumulative effect adjustment for accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements				(1,486)			(1,486)
Effects of changing pension plan measurement date pursuant to accounting for defined benefit pension and other postretirement plans, net of tax				(270)			(270)
Net income				86,954			86,954
Other comprehensive income, net of tax					(63,671)		(63,671)

Total comprehensive income, net of tax							23,283
Stock based compensation expense			547				547
Purchase of treasury stock (22,062 shares)						(646)	(646)
Distribution of treasury stock for deferred compensation plan (5,938 shares)						183	183
Common dividends declared ($1.16 per share)				(50,231)			(50,231)
Common stock options exercised (185,289 shares)			(2,298)			6,431	4,133

Balance at December 31, 2008	44,320,832	110,802	96,654	637,152	(76,151)	(31,745)	736,712
Net income				67,298			67,298
Other comprehensive income, net of tax					7,768		7,768

Total comprehensive income, net of tax							75,066
Stock based compensation expense			484				484
Purchase of treasury stock (74,703 shares)						(1,304)	(1,304)
Distribution of treasury stock for deferred compensation plan (30,902 shares)						536	536
Common dividends declared ($1.17 per share)				(50,837)			(50,837)
Common stock options exercised (79,323 shares)			(1,858)			2,751	893
Fractional shares adjustment	(1,675)	(4)	4

Balance at December 31, 2009	44,319,157	110,798	95,284	653,613	(68,383)	(29,762)	761,550
Net income				71,947			71,947
Other comprehensive income, net of tax					7,727		7,727

Total comprehensive income, net of tax							79,674
Stock based compensation expense			1,050				1,050
Purchase of treasury stock (8,910 shares)						(249)	(249)
Distribution of treasury stock for deferred compensation plan (28,466 shares)						520	520
Cash dividends ($1.20 per share)				(52,300)			(52,300)
Common stock options exercised (164,341 shares)			(2,903)			5,670	2,767

Balance at December 31, 2010	44,319,157	$110,798	$93,431	$673,260	$(60,656)	$(23,821)	$793,012

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$71,947	$67,298	$86,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,773	46,065	25,155
Depreciation, amortization and accretion	6,788	6,823	6,658
Loss on sales of bank premises, OREO and equipment	1,835	1,594	239
Loss on securities transactions	7,809	14,705	9,418
Loans originated for sale	(49,181)	(74,089)	(30,743)
Proceeds from sales of loans	48,258	70,281	31,530
Gain on sales of loans	(662)	(608)	(385)
Stock-based compensation	1,050	484	547
Deferred income tax expense (benefit)	6,582	(6,625)	(179)
Contribution to pension plan	(9,100)	(11,000)	---
Amortization of net periodic pension costs	1,467	4,470	(1,787)
Changes in:
Interest receivable	3,594	4,658	6,422
Other assets	(39)	(63,037)	(20,487)
Accrued expenses and other liabilities	(3,297)	(7,362)	598

NET CASH PROVIDED BY OPERATING ACTIVITIES	100,824	53,657	113,940

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	6,480	31,353	32,013
Proceeds from sales of securities held to maturity	2,979	---	---
Proceeds from sales of securities available for sale	57,294	5,500	2,010
Proceeds from maturities and calls of securities available for sale	1,331,904	507,287	621,029
Purchases of securities available for sale	(1,236,221)	(233,160)	(626,202)
Net purchases of bank premises and equipment	(3,262)	(4,947)	(2,428)
Net change in other investment securities	4,643	(183)	3,439
Net change in loans	468,106	239,311	(233,403)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	631,923	545,161	(203,542)

FINANCING ACTIVITIES
Cash dividends paid	(52,257)	(50,383)	(50,179)
Excess tax benefits from stock-based compensation arrangements	459	273	654
Acquisition of treasury stock	(11)	(1,180)	(206)
Proceeds from exercise of stock options	2,492	724	2,223
Distribution of treasury stock for deferred compensation plan	520	536	183
Redemption of debt related to trust preferred securities	---	---	(10,310)
Repayment of long-term Federal Home Loan Bank borrowings	(385,032)	(80,325)	(60,734)
Proceeds from long-term Federal Home Loan Bank borrowings	---	---	150,000
Changes in:
Time deposits	(591,732)	(162,714)	386,586
Other deposits	334,166	485,860	(87,989)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(29,730)	(555,376)	(257,743)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(721,125)	(362,585)	72,485

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,622	236,233	(17,117)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	449,767	213,534	230,651

CASH AND CASH EQUIVALENTS AT END OF YEAR	$461,389	$449,767	$213,534

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2010

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington primarily because of their close proximity to the Ohio border and United banking offices nearby in West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries

Operating Segments: United’s business activities are confined to one reportable segment which is community banking. As a community banking entity, United offers a full range of products and services through various delivery channels.

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

Securities Purchased Under Resale Agreements and Securities Sold Under Agreements to Repurchase: Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financial transactions. They are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be repledged or sold, unless replaced, by the secured party. The fair value of the collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to United as deemed appropriate.

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees amortized and included in interest income were $4,690,000, $6,306,000 and $5,738,000 for the years of 2010, 2009 and 2008, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Consistent with United’s existing method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. United’s method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt.

A loan is categorized as restructured if a significant concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. A loan classified as restructured will generally retain such classification until the loan is paid in full. However, a restructured one-to-four-family residential mortgage loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the restructured classification. Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months. A report is prepared each month to track the portfolio of restructured loans.

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

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

Asset Securitization: United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. For the years ended December 31, 2010, 2009 and 2008, United received cash of $862,000, $1,054,000 and $1,772,000, respectively, on the retained interest in the securitization and recognized income of the same amounts for the respective periods. However, the securitization trust (the Trust) is subject to an adverse judgment arising from a class action suit. An order granting supplemental damages and entry of final judgment was entered March 5, 2010. Subsequent to the order, the Trust entered into a settlement with all members of the Settlement Class wherein the Trust agreed not to appeal the case and the plaintiffs agreed to accept reduced and limited damages in settlement and dismissal of their claims with prejudice. The settlement will be strictly paid from the residual cash flows from the Trust and not the Company. Because the future payments and prepayments of loans in the Trust cannot be predicted, United cannot currently determine when or how long residual cash flow to United may be interrupted.

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

Other Real Estate Owned: At December 31, 2010 and 2009, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $44,770,000 and $40,058,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $4,226,000, $3,338,000 and $5,277,000 for the years of 2010, 2009, and 2008, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. Based on the most recent goodwill impairment test, no impairment was noted. United incurred amortization expense of $1,884,000, $2,561,000 and $3,494,000 in 2010, 2009, and 2008, respectively, related to all intangible assets. As of December 31, 2010 and 2009, total goodwill approximated $311,765,000 and $312,069,000, respectively.

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

For the year of 2010, 321,800 options were granted. No options were granted for the year of 2009. For the year of 2008, 10,000 options were granted. Stock compensation expense was $1,050,000 in 2010, $484,000 in 2009 and $547,000 in 2008.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options which have an exercise price below market price. The dilutive effect of stock options approximated 77,218 shares in 2010, 46,458 shares in 2009 and 147,189 shares in 2008. There are no other common stock equivalents. Other than common stock, United has no other outstanding securities that may participate in dividends with common shareholders.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2010	2009	2008
Basic
Net Income	$ 71,947	$ 67,298	$ 86,954

Average common shares outstanding	43,547,965	43,410,431	43,286,894

Earnings per basic common share	$ 1.65	$ 1.55	$ 2.01

	Year Ended December 31
(Dollars in thousands, except per share)	2010	2009	2008
Diluted
Net Income	$ 71,947	$ 67,298	$ 86,954

Average common shares outstanding	43,547,965	43,410,431	43,286,894
Equivalents from stock options	77,218	46,458	147,189

Average diluted shares outstanding	43,625,183	43,456,889	43,434,083

Earnings per diluted common share	$ 1.65	$ 1.55	$ 2.00

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

When determining the fair value measurements for assets and liabilities, United looks to active and observable markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are not traded in active markets, United looks to market observable data for similar assets and liabilities and classifies such items as Level 2. Nevertheless, certain assets and liabilities are not actively traded in observable markets and United must use alternative valuation techniques using unobservable inputs to determine a fair value and classifies such items as Level 3. For assets and liabilities that are not actively traded, the fair value measurement is based primarily upon estimates that require significant judgment. Therefore, the results may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.

Other Recent Accounting Pronouncements: In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 became effective for United’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. United has included the required disclosures at December 31, 2010 in Note E to the consolidated financial statements. Disclosures that relate to activity during a reporting period will be required for United’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (ASC topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. As ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption will have no impact on United’s financial condition or results of operations.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. United adopted ASU 2010-04 during the first quarter of 2010. The adoption did not have a material impact on United’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC topic 820): Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. United adopted the provisions of ASU 2010-06 which were required to be adopted in the first quarter of 2010 and are included in Note T to the December 31, 2010 consolidated financial statements. The adoption did not have a material impact on United’s consolidated financial statements. United does not expect the adoption of the remaining provisions of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

NOTE B—MERGERS AND ACQUISITIONS

After the close of business on December 15, 2010, United entered into an Agreement and Plan of Reorganization (the Agreement) with Centra Financial Holdings, Inc. (Centra), a West Virginia corporation headquartered in Morgantown, West Virginia. Centra has $1.4 billion in assets as of December 31, 2010 and 15 offices and one loan origination office. Centra’s locations are in and surrounding the four strategic markets of Hagerstown, Maryland; Martinsburg, West Virginia; Morgantown, West Virginia; and Uniontown, Pennsylvania. In accordance with the Agreement, Centra will merge with and into a wholly-owned subsidiary of United (the Merger). At which time, Centra will cease and the wholly-owned subsidiary of United will survive and continue to exist as a West Virginia corporation.

The Agreement provides that upon consummation of the Merger, each outstanding share of common stock of Centra will be converted into the right to receive 0.7676 shares of United common stock, par value $2.50 per share.

Pursuant to the Agreement, at the effective time of the Merger, each outstanding option to purchase shares of Centra common stock under any and all plans of Centra shall receive cash consideration equal to the difference between the options’ strike price and $21.00 with respect to those options with a strike price less than $21.00. There will be no payment by United to any holder of Centra stock options with an exercise price equal to or greater than $21.00 and any such Centra stock options shall be terminated as of the effective time of the Merger.

The merger transaction, expected to close early third quarter of 2011, will be accounted for as a purchase pending approval of the shareholders of Centra and the receipt of all required regulatory approvals, as well as other customary conditions.

NOTE C--INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2010
(In thousands)		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 103,851	$ 14	$ ---		$ 103,865
State and political subdivisions	81,801	2,711	199		84,313
Residential mortgage-backed securities
Agency	308,601	15,132	---		323,733
Non-agency	77,524	880	4,648		73,756
Trust preferred collateralized debt obligations	124,632	---	74,724	(1)	49,908
Single issue trust preferred securities	15,594	287	4,155		11,726
Marketable equity securities	5,794	297	116		5,975

Total	$ 717,797	$ 19,321	$ 83,842		$ 653,276

	December 31, 2009
(In thousands)		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 4,960	$ 54	$ ---		$ 5,014
State and political subdivisions	96,900	3,389	167		100,122
Residential mortgage-backed securities
Agency	478,916	18,924	---		497,840
Non-agency	145,480	55	11,690		133,845
Trust preferred collateralized debt obligations	132,457	---	73,162	(1)	59,295
Single issue trust preferred securities	15,552	49	5,214		10,387
Marketable equity securities	5,277	159	162		5,274

Total	$ 879,542	$ 22,630	$ 90,395		$ 811,777

(1)	Includes noncredit-related other-than-temporary impairment of $45,021 at December 31, 2010 and $19,186 at December 31, 2009.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2010 and 2009.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	---	---	---	---
State and political subdivisions	$ 7,373	$ 160	$ 624	$ 39
Residential mortgage-backed securities
Agency	91	---	---	---
Non-agency	5,127	15	23,716	4,633
Trust preferred collateralized debt obligations	---	---	49,908	74,724
Single issue trust preferred securities	---	---	7,093	4,155
Marketable equity securities	339	52	389	64

Total	$12,930	$ 227	$ 81,730	$ 83,615

December 31, 2009
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	---	---	---	---
State and political subdivisions	$ 3,443	$ 53	$ 2,649	$ 114
Residential mortgage-backed securities
Agency	163	---	---	---
Non-agency	26,181	209	85,138	11,481
Trust preferred collateralized debt obligations	---	---	59,295	73,162
Single issue trust preferred securities	115	19	9,239	5,195
Marketable equity securities	244	17	448	145

Total	$ 30,146	$ 298	$ 156,769	$ 90,097

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

	Year Ended
(In thousands)	2010	2009	2008
Proceeds from maturities, sales and calls	$ 1,389,197	$ 512,787	$ 623,039
Gross realized gains	813	772	116
Gross realized losses	462	541	---

The realized losses relate to sales of securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

At December 31, 2010, gross unrealized losses on available for sale securities were $83,842,000 on 76 securities of a total portfolio of 334 available for sale securities. Securities in an unrealized loss position at December 31, 2010 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The majority of the non-agency residential mortgage-backed securities in an unrealized loss position remain AAA rated. Approximately 67% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 33% includes collateral that was originated in the years of 2006 and 2007. Ninety-six percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities were other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a monthly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test on each bond that is below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. At December 31, 2010, United determined that certain non-agency mortgage-backed securities were other-than-temporary impaired. The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2010 related to these securities was $504 thousand. The noncredit-related other-than-temporary impairment recognized in the fourth quarter on these securities, which are not expected to be sold, was $892 thousand. Noncredit-related other-than-temporary impairment, net of deferred taxes, of $580 thousand was recognized during the fourth quarter in accumulated other comprehensive income (loss) (OCI). Of the securities that have been deemed to have other-than-temporary impairment, the security specific assumptions utilized ranged from a CDR of 1.8% to 4.5% in year 1, 2.3% to 4.2% in year 2, and 1.8% to 3.0% for the remaining life of the security. The loss severity upon default ranged from 51.0% to 53.0%, and the constant prepayment range from 9% to 15% annually.

The credit-related other-than-temporary impairment recognized in earnings for the full year of 2010 on the non-agency residential mortgage-backed securities was $1.20 million, while the noncredit-related other-than-temporary impairment on these securities, which are not expected to be sold, was $5.62 million. Noncredit-related other-than-temporary impairment, net of deferred taxes of $3.66 million was recognized during the full year of 2010. There was no other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities in 2009.

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the fourth quarter of 2010, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $634 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years.

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

At December 31, 2010, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely than not that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for 2010 related to these securities was $7.32 million, compared to $5.37 million in 2009. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) (OCI) during 2010 on these securities, which are not expected to be sold, was $27.11 million or $17.62 million, net of taxes. At December 31, 2010, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $45.02 million as compared to $19.19 million at December 31, 2009.

The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2010 related to the TRUP CDO’s was $3.57 million. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) in the fourth quarter on these securities, which are not expected to be sold, was $11.93 million, or $7.75 million, net of taxes.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of December 31, 2010 consisted of $10.00 million in investment grade bonds, $5.00 million in split-rated bonds and $109.63 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of December 31, 2010 consisted of $4.49 million in investment grade bonds, $1.00 million in split-rated bonds, and $5.76 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of December 31, 2010.

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior – Bank	$ 13,616	$ 6,926	$ 6,690	$ ---	$ 5,000	$ 8,616
Senior – Insurance	10,000	6,053	3,947	10,000	---	---
Mezzanine - Bank (now in senior position)	18,133	7,312	10,821	---	---	18,133
Mezzanine – Bank	69,468	24,102	45,366	---	---	69,468
Mezzanine – Insurance	6,500	3,255	3,245	---	---	6,500
Mezzanine – Bank & Insurance (combination)	6,916	2,261	4,655	---	---	6,916
Single issue trust preferreds	11,248	7,093	4,155	4,488	1,004	5,756

Totals	$ 135,881	$ 57,002	$ 78,879	$ 14,488	$ 6,004	$ 115,389

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade pooled trust preferred securities in the table above range from a low of BBB to a high of A+. The ratings of the split-rated pooled trust preferred securities range from a low of CCC to a high of Baa2, while the below investment grade pooled trust preferred securities range from a low of D to a high of Ba1. The available for sale single issue trust preferred securities’ ratings range from a low of CC to a high of A.

The Company has recognized cumulative credit-related other-than-temporary impairment of $12.69 million on thirteen pooled trust preferred securities. Of the remaining eleven securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 70.9% to a high of 303.6%, with a median of 95.0%, and a weighted average of 122.6%. The collateralization ratio is defined as the current performing collateral in a deal, divided by the current balance of the specific tranche we own, plus any debt which is senior or pari passu with our security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
	(Dollars in thousands)
Senior – Bank	$13,616	82.4 - 82.7%	8.7 - 12.9%	13.2 - 16.1%	0.5 - 1.0%	5.0 - 11.8%	$180
Senior – Insurance	10,000	91.0 - 100.0%	0.0 - 0.0%	0.0 -5.0%	1.0 - 1.0%	3.6 - 3.8%	---
Mezzanine - Bank (now in senior position)	18,133	67.1 - 72.9%	1.5 - 5.5%	1.9 -6.2%	0.5 - 1.0%	8.5 - 8.8%	2,962
Mezzanine – Bank	69,468	44.6 - 90.1%	6.0 - 17.8%	8.6 - 21.2%	0.3 - 0.8%	3.2 - 13.0%	8,560
Mezzanine – Insurance	6,500	91.0 - 92.9%	0.0 - 0.0%	5.0 -5.3%	0.0 - 1.0%	3.6 - 9.0%	---
Mezzanine – Bank & Ins.	6,916	64.9 - 71.0%	9.4 - 17.9%	17.2 - 28.5%	0.3 - 0.8%	9.3 - 10.1%	990

(1) Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 44.6% to 90.1%. The weighted average percentage of performing collateral is 73.3%.

(2) Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.

(3) Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.

(4) Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.

(5) Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.375% to 1.20%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.

(6) Credit related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2010 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of December 31, 2010, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of December 31, 2010, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the fourth quarter of 2010, United also evaluated all of its cost method investments and identified certain events or changes in circumstances during the fourth quarter of 2010 which had a significant adverse effect on the fair value of a certain cost method security. United owned a security that was originally purchased for the purposes of satisfying certain requirements outlined in the Community Reinvestment Act (CRA). The CRA investment security was related to low income housing. The underlying investment was in the form of CRA preferred shares of stock of a publicly-traded company that were ultimately convertible into the company’s common stock upon the satisfaction of certain events. During the fourth quarter of 2010, the common shareholders of the publicly-traded company voted to convert the CRA preferred shares to common stock of the issuing company. Upon the conversion, the CRA shares automatically converted to common stock with a readily determinable market value. Therefore, United recorded an impairment loss of $1.29 million in the fourth quarter of 2010 on this certain cost method security.

Below is a progression of the anticipated credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

(In thousands)

Balance of cumulative credit losses at December 31, 2009	$25,509
Additions for credit losses on securities for which OTTI was not previously recognized	6,769
Additions for additional credit losses on securities for which OTTI was previously recognized	3,046

Balance of cumulative credit losses at December 31, 2009	$35,324

The amortized cost and estimated fair value of securities available for sale at December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $386,125,000 and an estimated fair value of $397,489,000 at December 31, 2010 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$ 107,419	$ 107,498
Due after one year through five years	44,849	47,035
Due after five years through ten years	148,551	154,657
Due after ten years	411,184	338,110
Marketable equity securities	5,794	5,976

Total	$ 717,797	$ 653,276

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 11,200	$ 2,069	$ ---	$ 13,269
State and political subdivisions	20,288	399	109	20,578
Residential mortgage-backed securities
Agency	92	13	---	105
Non-agency	2	---	---	2
Single issue trust preferred securities	32,122	---	7,093	25,029
Other corporate securities	3,332	---	---	3,332

Total	$ 67,036	$ 2,481	$ 7,202	$ 62,315

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 11,331	$ 1,588	$ ---	$ 12,919
State and political subdivisions	25,904	666	79	26,491
Residential mortgage-backed securities
Agency	108	12	---	120
Non-agency	2	---	---	2
Single issue trust preferred securities	33,499	---	9,073	24,426
Other corporate securities	6,577	---	---	6,577

Total	$ 77,421	$ 2,266	$ 9,152	$ 70,535

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2010, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($10.28 million), SunTrust Bank ($7.50 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and sales of held to maturity securities that have been included in earnings as a result of those calls and sales. During the year of 2010, a corporate bond with a carrying value of $1,000,000 and classified as held-to-maturity was sold as a result of a limited opportunity to divest in this issuer, which had filed bankruptcy in 2008. United realized a gain of $1,238,000 on the sale of the bond. Gains or losses on calls and sales of held to maturity securities are recognized by the specific identification method.

	Year Ended
(In thousands)	2010	2009	2008
Gross realized gains	1,297	129	38
Gross realized losses	39	45	124

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $94,000 and an estimated fair value of $107,000 at December 31, 2010 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$ 1,962	$ 1,981
Due after one year through five years	5,048	5,168
Due after five years through ten years	20,513	22,628
Due after ten years	39,513	32,538

Total	$ 67,036	$ 62,315

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $586,510,000 and $734,403,000 at December 31, 2010 and 2009, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $11,377,000 and $7,301,000 at December 31, 2010 and 2009, respectively, on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2010, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$103,851	0.15%	---	---	$11,200	5.65%	---	---
States and political subdivisions (1)	2,552	6.96%	$28,898	5.89%	45,935	6.42%	$24,704	7.04%
Residential mortgage-backed securities
Agency	2,977	5.17%	16,281	4.92%	80,130	4.47%	209,304	5.02%
Non-agency	---	---	3,718	5.46%	29,798	4.97%	44,010	5.64%
Trust preferred collateralized debt obligations	---	---	---	---	---	---	124,632	3.65%
Single issue trust preferred securities	---	---	---	---	---	---	47,716	4.22%
Marketable equity securities	---	---	---	---	---	---	5,795	1.58%
Other Corporate securities	---	---	1,000	---	2,000	---	332	---

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D--LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2010	2009
Loans held for sale	$ 6,869	$ 5,284

Commercial, financial, and agricultural
Owner-occupied (1)	$ 574,909	$ 655,629
Nonowner-occupied (1)	1,224,481	1,239,404
Other commercial (1)	1,038,302	1,108,265

Total commercial, financial & agricultural (1)	2,837,692	3,003,298
Residential real estate (1)	1,700,380	1,859,439
Construction & land development (1)	470,934	559,602
Consumer	254,345	318,439
Less: Unearned interest	(3,025)	(3,969)

Total Loans, net of unearned interest	$ 5,260,326	$ 5,736,809

(1) Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

At December 31, 2010 and 2009, loans-in-process of $5,126,000 and $802,000 and overdrafts from deposit accounts of $6,817,000 and $3,581,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $92,902,000 and $91,820,000 at December 31, 2010 and 2009, respectively. During 2010, $71,778,000 of new loans were made and repayments totaled $70,696,000.

NOTE E--CREDIT QUALITY

Management monitors the credit quality of its loans on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. However, regardless of delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. United’s method of income recognition for loans that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection. Nonaccrual loans will not normally be returned to accrual status unless all past due principal and interest has been paid.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2010
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$ 7,525	$ 11,570	$ 19,095	$ 555,814	$ 574,909	$ 1,481
Nonowner-occupied	12,827	5,014	17,841	1,206,640	1,224,481	204
Other commercial	14,687	8,942	23,629	1,014,673	1,038,302	841
Residential real estate	49,758	20,383	70,141	1,630,239	1,700,380	3,814
Construction & land development	6,803	20,387	27,190	443,744	470,934	254
Consumer:
Bankcard	409	124	533	11,492	12,025	124
Other consumer	4,660	811	5,471	236,849	242,320	517

Total	$ 96,669	$ 67,231	$ 163,900	$ 5,099,451	$ 5,263,351	$ 7,235

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status As of December 31, 2010
(In thousands)
Commercial real estate:
Owner-occupied	$ 10,089
Nonowner-occupied	4,810
Other commercial	8,101
Residential real estate	16,569
Construction & land development	20,133
Consumer:
Bankcard	---
Other consumer	294

Total	$ 59,996

United assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. For United’s loans with a corporate credit exposure, United internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United updates these grades on a quarterly basis.

For loans with a corporate credit exposure, special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company’s credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices. For loans with a consumer credit exposure, loans that are past due 30-89 days are considered special mention.

A substandard loan with a corporate credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. They require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual. For loans with a consumer credit exposure, loans that are 90 days or more past due or that have been placed on nonaccrual are considered substandard.

A loan with corporate credit exposure is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, there are not any loans with a consumer credit exposure that are classified as doubtful. Usually, they are charged-off prior to such a classification. Loans classified as doubtful are also considered impaired.

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

As of December 31, 2010

Corporate Credit Exposure

	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$ 502,228	$ 1,133,186	$ 897,196	$ 366,358
Special mention	27,156	59,159	80,015	47,183
Substandard	45,525	32,136	61,083	51,282
Doubtful	---	---	8	6,111

Total	$ 574,909	$ 1,224,481	$ 1,038,302	$ 470,934

Credit Quality Indicators

As of December 31, 2010

Consumer Credit Exposure

(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$ 1,605,589	$ 11,492	$ 236,888
Special mention	47,538	409	4,621
Substandard	47,008	124	811
Doubtful	245	---	---

Total	$ 1,700,380	$ 12,025	$ 242,320

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, United does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.). Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. Consistent with United’s existing method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The following table set forth United’s impaired loans information, by class of loans:

Impaired Loans For the Year Ended December 31, 2010

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$ 10,837	$ 11,970	---	$ 4,229	$ 323
Nonowner-occupied	3,365	3,579	---	5,444	239
Other commercial	4,512	4,718	---	5,480	376
Residential real estate	6,650	7,971	---	6,742	301
Construction & land development	19,275	22,506	---	14,743	569
Consumer:
Bankcard	---	---	---	---	---
Other consumer	---	---	---	47	---
With an allowance recorded:
Commercial real estate:
Owner-occupied	---	---	---	$ 4,462	---
Nonowner-occupied	$ 2,924	$ 3,124	$ 918	1,881	$ 80
Other commercial	3,923	4,304	2,147	2,961	244
Residential real estate	9,195	10,694	1,920	5,228	488
Construction & land development	8,360	8,785	3,408	13,876	358
Consumer:
Bankcard	---	---	---	---	---
Other consumer	1,320	1,320	200	273	1

Impaired Loans For the Year Ended December 31, 2010

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:
Commercial real estate:
Owner-occupied	$ 10,837	$ 11,970	---	$ 8,691	$ 323
Nonowner-occupied	6,289	6,703	$ 918	7,325	319
Other commercial	8,435	9,022	2,147	8,441	620
Residential real estate	15,845	18,665	1,920	11,970	789
Construction & land development	27,635	31,291	3,408	28,619	927
Consumer:
Bankcard	---	---	---	---	---
Other consumer	1,320	1,320	200	320	1

NOTE F--ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed are segregated by class and allocations are made based upon historical loss percentages adjusted for current environmental factors. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current environmental conditions. The environmental factors considered for each of the portfolios includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the allowance accounts for the inherent imprecision in the allowance for credit losses analysis. During 2010, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses. For commercial loans, when a loan or a portion of a loan is identified to contain a loss, a charge-off recommendation is directed to management to charge-off all or a portion of that loan. Generally, any unsecured commercial loan more than six months delinquent in payment of interest must be charged-off in full. If secured, the charge-off is generally made to reduce the loan balance to a level equal to the liquidation value of the collateral when payment of principal and interest is six months delinquent. Any commercial loan, secured or unsecured, on which a principal or interest payment has not been made within 90 days, is reviewed monthly for appropriate action.

For consumer loans, closed-end retail loans that are past due 120 cumulative days delinquent from the contractual due date and open-end loans 180 cumulative days delinquent from the contractual due date are charged-off. Any consumer loan on which a principal or interest payment has not been made within 90 days is reviewed monthly for appropriate action. For a one-to-four family open-end or closed-end residential real estate loan, home equity loan, or high-loan-to-value loan that has reached 180 or more days past due, management evaluates the collateral position and charge-offs any amount that exceeds the value of the collateral. Retail credits for which the borrower is in bankruptcy, all amounts deemed unrecoverable are charged off within 60 days of the receipt of the notification. On retail credits effected by fraud, a loan is charged-off within 90 days of the discovery of the fraud. In the event of the borrower’s death and if repayment within the required timeframe is uncertain, the loan is generally charged-off as soon as the amount of the loss is determined.

United maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments of $2,006,000 and $2,157,000 at December 31, 2010 and 2009 is separately classified on the balance sheet and is included in other liabilities. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the allowance for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2010	2009	2008
Balance at beginning of period	$ 70,010	$ 63,603	$ 58,744
Provision for credit losses	13,773	46,065	25,155

	83,783	109,668	83,899

Loans charged off	25,762	41,077	21,198
Less recoveries	17,018	1,419	902

Net charge-offs	8,744	39,658	20,296

Balance at end of period	$ 75,039	$ 70,010	$ 63,603

During the fourth quarter of 2010, United recovered funds from its insurance carrier in the amount of $15.00 million related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans in the amount of $17.55 million previously charged-off in 2009.

NOTE G--BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2010	2009

Land	$ 17,819	$ 17,819
Buildings and improvements	67,396	66,316
Leasehold improvements	17,802	17,683
Furniture, fixtures and equipment	31,579	52,265

	134,596	154,083
Less allowance for depreciation and amortization	79,218	96,556

Net bank premises and equipment	$ 55,378	$ 57,527

Depreciation expense was $5,231,000, $5,849,000, and $5,770,000 for years ending December 31, 2010, 2009 and 2008, respectively, while amortization expense was $103,000 in each of these respective periods.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $8,056,000, $8,178,000 and $7,889,000 for the years ended December 31, 2010, 2009 and 2008, respectively. United Bank (WV) leases one of its offices from a company that is beneficially owned by a former United director who resigned from the Board in January of 2011. United Bank (WV) also leases two additional offices from a former United director who retired from the Board in May of 2008. Rent expense incurred on these facilities was $1,029,000, $1,024,000, and $995,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2010, consisted of the following:

Year	Amount
(In thousands)
2011	$ 7,387
2012	6,380
2013	4,966
2014	4,085
2015	2,600
Thereafter	5,785

Total minimum lease payments	$ 31,203

NOTE H--GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

As of December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 30,995	$ (28,055)	$ 2,940

Goodwill not subject to amortization			$ 311,765

As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 30,995	$ (26,172)	$ 4,823

Goodwill not subject to amortization			$ 312,069

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2010:

Year	Amount
(In thousands)
2011	$ 1,362
2012	915
2013	467
2014	196
2015 and thereafter	---

NOTE I--DEPOSITS

The book value of deposits consisted of the following:

(Dollars in thousands)	December 31
	2010	2009
Demand deposits	$ 657,395	$ 575,501
Interest-bearing checking	290,153	257,654
Regular savings	388,332	348,982
Money market accounts	2,234,252	2,053,829
Time deposits under $100,000	1,153,337	1,409,137
Time deposits over $100,000	990,065	1,325,997

Total deposits	$ 5,713,534	$ 5,971,100

Interest paid on deposits approximated $58,779,000, $88,576,000 and $127,412,000 in 2010, 2009 and 2008, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $141,923,000 and $158,882,000 at December 31, 2010 and 2009, respectively.

NOTE J--SHORT-TERM BORROWINGS

At December 31, 2010 and 2009, short-term borrowings and the related weighted-average interest rates were as follows:

	2010		2009
		Weighted-		Weighted-
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$8,542	0.20%	$7,835	0.20%
Securities sold under agreements to repurchase	183,097	0.04%	211,659	0.04%
TT&L note option	1,575	---	3,450	---

Total	$193,214		$222,944

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $285,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2010	$ 8,542	$ 183,097
2009	7,835	211,659
2008	128,185	434,425
Weighted-average interest rate at year-end:
2010	0.2%	---
2009	0.2%	---
2008	0.3%	0.1%
Maximum amount outstanding at any month’s end:
2010	$ 25,325	$ 305,658
2009	207,680	$ 367,887
2008	128,185	572,007

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
Average amount outstanding during the year:
2010	$ 15,871	$ 269,142
2009	89,109	329,905
2008	104,919	535,125
Weighted-average interest rate during the year:
2010	0.2%	---
2009	0.4%	---
2008	2.1%	1.4%

At December 31, 2010, repurchase agreements included $183,080,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than one year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $10,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. United previously had an additional line of credit in the amount of $30,000,000 with another unrelated financial institution at December 31, 2009. However, United chose to terminate this line due to the lack of use and associated fee structure. At December 31, 2010 and 2009, United had no outstanding balance under either of these lines of credit.

United Bank (VA) participates in the Treasury Investment Program (TT&L), which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established that must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2010, United Bank (VA) had an outstanding balance of $1,575,000 and had additional funding available of $3,425,000.

Interest paid on short-term borrowings approximated $2,000, $767,000 and $15,316,000 in 2010, 2009 and 2008, respectively.

NOTE K--LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2010, the total carrying value of loans pledged as collateral for FHLB advances approximated $2,529,129,000. United had an unused borrowing amount as of December 31, 2010 of approximately $1,784,725,000 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2010 and 2009, FHLB advances and the related weighted-average interest rates were as follows:

	2010			2009
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$ 202,181	4.06%	4.06%	$ 587,213	2.52%	2.52%

No overnight funds were included in the $202,181,000 and $587,213,000 above at December 31, 2010 and 2009, respectively. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2010 and 2009 to manage interest rate risk on its long-term debt. Additional information is provided in Note P, Notes to Consolidated Financial Statements.

At December 31, 2010, United had a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2010 and 2009, the outstanding balance of the Debentures was $184,277,000 and $184,722,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
(Dollars in thousands)
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$ 7,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$ 20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$ 25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$ 50,000	6.67% Fixed, until October 2012	October 1,2037
United Statutory Trust VI	September 20, 2007	$ 30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$ 14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$ 10,000	6.62% Fixed, until March 2012	March 1, 2037

At December 31, 2010 and 2009, the Debentures and their related weighted-average interest rates were as follows:

	2010		2009
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
Sequoia Trust I	7,432	10.18%	7,942	10.18%
United Statutory Trust III	20,619	3.15%	20,619	3.10%
United Statutory Trust IV	25,774	3.14%	25,774	3.13%
United Statutory Trust V	51,547	6.67%	51,547	6.67%
United Statutory Trust VI	30,928	6.60%	30,928	6.60%
Premier Statutory Trust II	6,186	3.39%	6,121	3.38%
Premier Statutory Trust III	8,248	2.04%	8,248	1.99%
Premier Statutory Trust IV	14,433	1.85%	14,433	1.80%
Premier Statutory Trust V	10,310	6.62%	10,310	6.62%

Total	$184,277		$184,722

At December 31, 2010, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2011	$60,212
2012	55,000
2013	29,341
2014	26,664
2015 and thereafter	215,241

Total	$386,458

Interest paid on long-term borrowings approximated $29,990,000, $37,094,000 and $38,049,000 in 2010, 2009 and 2008, respectively.

NOTE L--INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2010	2009	2008
Current expense:
Federal	$24,904	$17,222	$35,800
State	971	354	1,292
Deferred expense (benefit):
Federal and State	6,582	(6,625)	(179)

Total income taxes	$32,457	$10,951	$36,913

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$36,542	35.0%	$27,387	35.0%	$43,354	35.0%

Plus: State income taxes net of federal tax benefits	631	0.6	230	0.3	840	0.7

	37,173	35.6	27,617	35.3	44,194	35.7

Increase (decrease) resulting from:
Tax-exempt interest income	(3,711)	(3.6)	(3,885)	(5.0)	(4,171)	(3.4)
Tax reserve adjustment	(718)	(0.7)	(4,685)	(6.0)	(1,023)	(0.8)
Reversal of net operating loss valuation allowance	---	---	(7,978)	(10.2)	---	---
Other items-net	(287)	(0.3)	(118)	(0.1)	(2,087)	(1.7)

Income taxes	$32,457	31.0%	$10,951	14.0%	$36,913	29.8%

For years ended 2010, 2009 and 2008, United incurred federal income tax expense applicable to the sales and calls of securities of $702,000, $110,000 and $375,000, respectively. Income taxes paid approximated $22,699,000, $22,152,000 and $34,208,000 in 2010, 2009 and 2008, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Taxes not on income, which consists mainly of business franchise taxes, were $4,107,000, $4,252,000 and $4,382,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Deferred tax assets:
Allowance for credit losses	$28,587	$26,727
Other accrued liabilities	134	134
Unrecognized components of net periodic pension costs	12,591	13,006
Unrealized loss on cash flow hedge	---	2,691
Unrealized loss on securities available for sale	22,628	23,812
Net operating loss	4,563	6,443
Other	---	2,072

Total deferred tax assets	68,503	74,885

Deferred tax liabilities:
Purchase accounting intangibles	6,146	6,303
Deferred mortgage points	1,417	1,368
Accrued benefits payable	16,648	11,728
Premises and equipment	742	1,548
Other	485	---

Total deferred tax liabilities	25,438	20,947

Net deferred tax assets	$43,065	$53,938

At December 31, 2010, United had state net operating loss carryforwards of approximately $86 million that are subject to limitation imposed by tax laws and, if not used, will expire from 2025 to 2028.

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2010	2009

Unrecognized tax benefits at beginning of year	$ 1,118	$ 7,321
Increase (Decrease) in unrecognized tax benefits as a result of tax positions settled during the current period	144	(5,744)
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(291)	(459)

Unrecognized tax benefits at end of year	$ 971	$ 1,118

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2007 through 2009. Late in the first quarter of 2009, the State of West Virginia finalized its tax exam for the years ended December 31, 2005 through 2007. In accordance with ASC topic 740, at the close of the examination, United recognized a benefit associated with net operating loss carryforwards, coupled with a positive adjustment to income tax expense due to settlement of previously uncertain tax positions. The income tax benefit recorded in the first quarter of 2009 related to these two events was $11,507,000.

As of December 31, 2010 and 2009, the total amount of accrued interest related to uncertain tax positions was $182,000 and $490,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results or operations for the years of 2010, 2009 and 2008.

NOTE M--EMPLOYEE BENEFIT PLANS

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

In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) was amended to change the participation rules. The decision to change the participation rules for the Plan followed current industry trends, as many large and medium size companies have taken similar steps. The amendment provided that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on current employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) Plan.

Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $5,000 ($3,000 net of tax) and unrecognized actuarial losses of $31,773,000 ($19,064,000 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2011 is $1,000 ($1,000 net of tax), and $2,280,000 ($1,368,000 net of tax), respectively.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Service cost	$ 2,127	$ 2,337	$ 2,165
Interest cost	4,291	4,129	3,721
Expected return on plan assets	(7,138)	(5,328)	(7,691)
Amortization of transition asset	(131)	(175)	(175)
Recognized net actuarial loss	2,317	3,506	192
Amortization of prior service cost	1	1	1

Net periodic pension cost	$ 1,467	$4,470	$ (1,787)

Weighted-Average Assumptions:
Discount rate	6.25%	6.25%	6.25%
Expected return on assets	8.00%	8.00%	8.50%
Rate of Compensation Increase (prior to age 45)	3.75%	4.75%	4.75%
Rate of Compensation Increase (otherwise)	2.75%	3.25%	3.25%

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2010 and the accumulated benefit obligation at December 31, 2009 is as follows:

(Dollars in thousands)	December 31,
Change in Projected Benefit Obligation	2010	2009
Projected Benefit Obligation at the Beginning of the Year	$ 70,136	$ 65,208
Service Cost	2,127	2,337
Interest Cost	4,291	4,129
Actuarial (Gain) Loss	5,142	554
Benefits Paid	(2,140)	(2,092)

Projected Benefit at the End of the Year	$ 79,556	$ 70,136
Accumulated Benefit Obligation at the End of the Year	$ 72,577	$ 63,324

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$ 87,507	$ 67,583
Actual Return on Plan Assets	11,037	11,016
Benefits Paid	(2,140)	(2,092)
Employer Contributions	9,100	11,000

Fair value of plan assets at end of year	$105,504	$ 87,507

Net Amount Recognized
Funded Status	$ 25,949	$ 17,371
Unrecognized Transition Asset	---	(131)
Unrecognized Prior Service Cost	5	5
Unrecognized Net Loss	31,773	32,848

Net Amount Recognized	$ 57,727	$ 50,093

Weighted-Average Assumptions at the End of the Year
Discount Rate	5.75%	6.25%
Rate of Compensation Increase (prior to age 45)	3.75%	3.75%
Rate of Compensation Increase (otherwise)	2.75%	2.75%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2011	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2010	December 31, 2009

Equity Securities	70%	50-80%	59%	60%
Debt Securities	25%	20-40%	34%	35%
Other	5%	3-10%	7%	5%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,090,000 (3%) at December 31, 2010 and $2,113,000 (4%) at December 31, 2009.

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

At December 31, 2010, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2011	$ 2,656
2012	2,942
2013	3,320
2014	3,691
2015	3,978
2016 through 2020	24,504

During the third quarter of 2010, United contributed to the plan $9.10 million. For 2011, no contributions to the plan will be required by funding regulations or law. However, United may make a discretionary contribution in 2011, the amount of which cannot be reasonably estimated at this time.

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$ 6,497	$ 6,497	---	---

Fixed Income Securities:
Mortgage backed securities	458	458	---	---
Collateralized mortgage obligations	413	413	---	---
Municipal obligations	815	815	---	---
Corporate bonds	4,257	4,257	---	---

Fixed Income Mutual Funds:
Fixed income - general	7,412	7,412	---	---
Domestic	16,174	16,174	---	---
Alternative	6,598	6,598	---	---

Equity Securities:
Preferred stock	185	185	---	---
Common stock	22,763	22,763	---	---

Equity Mutual Funds:
Global equity	3,879	3,879	---	---
Domestic equity large cap	4,641	4,641	---	---
Domestic equity small cap	11,018	11,018	---	---
International emerging equity	7,578	7,578	---	---
International equity developed	7,700	7,700	---	---
Alternative equity	4,223	4,223	---	---

Other Assets:
Partnerships	893	---	$ 893	---

Total	$ 105,504	$ 104,611	$ 893	---

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$ 4,200	$ 4,200	---	---

Fixed Income Securities:
U.S. Government obligations	244	244	---	---
Mortgage backed securities	662	662	---	---
Collateralized mortgage obligations	1,524	1,524	---	---
Municipal obligations	640	640	---	---
Corporate bonds	4,524	4,524	---	---

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Mutual Funds:
Unclassified	1,989	1,989	---	---
Financials	6,678	---	$ 6,678	---
Fixed income - general	2,074	2,074	---	---
Domestic	9,243	9,243	---	---
Alternative	3,376	3,376	---	---

Equity Securities:
Preferred stock	265	265	---	---
Common stock	12,390	12,390	---	---

Equity Mutual Funds:
Unclassified	2,222	2,222	---	---
Domestic equity large cap	14,626	14,626	---	---
Domestic equity small cap	9,043	9,043	---	---
International emerging equity	5,086	5,086	---	---
International equity developed	6,819	6,819	---	---
Alternative equity	1,902	1,902	---	---

Total	$ 87,507	$ 80,829	$ 6,678	---

Preferred stock investments are in financial institutions. Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,212,000, $1,180,000 and $956,000 in 2010, 2009 and 2008, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2010 and 2009, the combined plan assets included 829,295 and 826,752 shares, respectively, of United common stock with an approximate fair value of $24,215,000 and $16,510,000, respectively. Dividends paid on United common stock held by the plans approximated $991,000, $895,000 and $863,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

NOTE N--STOCK BASED COMPENSATION

On March 20, 2006, United’s Board of Directors approved the adoption of the 2006 Stock Option Plan, which was subsequently approved by United’s shareholders at its Annual Meeting on May 15, 2006. The 2006 Stock Option Plan became effective at the time of the shareholders’ approval. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e. options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of December 31, 2010, 576,350 shares have been granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $1,050,000 and $484,000 in the years of 2010 and 2009, respectively, which was included in employee compensation in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.

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

The fair value of the options for 2010 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.64%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.3637; and a weighted-average expected option life of 5.69 years, respectively. The estimated fair value of the options at the date of grant was $6.25 for the options granted during 2010. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of option activity under the Plans as of December 31, 2010, and the changes during the year of 2010 are presented below:

	Year ended December 31, 2010
			Weighted Average
(Dollars in thousands, except per share data)	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2010	1,490,302			$ 28.99
Granted	321,800			22.31
Exercised	164,341			16.60
Forfeited or expired	50,729			29.18

Outstanding at December 31, 2010	1,597,032	$ 4,306	4.8	$ 28.91

Exercisable at December 31, 2010	1,285,232	$ 2,158	3.7	$ 30.52

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2010:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2010	220,300	$ 7.06
Granted	321,800	6.25
Vested	209,800	7.06
Forfeited or expired	20,500	6.66

Nonvested at December 31, 2010	311,800	$ 6.25

As of December 31, 2010, the total unrecognized compensation cost related to nonvested awards was $1,257,000 with a weighted-average expense recognition period of 2.08 years. The total fair value of awards vested during the year ended December 31, 2010, was $1,481,000.

Cash received from options exercised under the Plans for the years ended December 31, 2010, 2009 and 2008 was $2,492,000, $724,000, and $2,223,000, respectively. During 2010 and 2009, 164,341 and 79,323 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2010 and 2009. The weighted-average grant-date fair value of options granted in the year of 2010 was $6.25. No options were granted in the year of 2009. The weighted-average grant-date fair value of options granted in the year of 2008 was $7.25. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2010, 2009, and 2008 was $1,856,000, $800,000, and $1,649,000, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $459,000, $273,000 and $654,000 from excess tax benefits related to share-based compensation for the year of 2010, 2009 and 2008, respectively.

NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,562,371,000 and $1,726,341,000 of loan commitments outstanding as of December 31, 2010 and 2009, respectively, substantially all of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,469,000 and $2,121,000 as of December 31, 2010 and 2009, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $117,705,000 and $117,729,000 as of December 31, 2010 and 2009, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

NOTE P--DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2010, United has only fair value hedges. United’s cash flow hedge matured in December of 2010.

For the years ended December 31, 2010 and 2009, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2010 and 2009.

	Derivative Hedging Instruments
	December 31, 2010				December 31, 2009
(Dollars in thousands)	Notional Amount		Average Receive Rate	Average Pay Rate	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)		$13,381	---	6.27%	$13,694	---	6.27%

Total Derivatives Used in Fair Value Hedges		$13,381			$13,694

Cash Flow Hedges:
Pay Fixed Swap (Hedging FHLB Borrowing)		---	---	---	$234,685	---	3.79%

Total Derivative Used in Cash Flow Hedges	$	---			$234,685
Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges		$13,381			$248,379

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2010		December 31, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$4,360	Other assets	$3,772

Total derivatives not designated as hedging instruments		$4,360		$3,772

Total asset derivatives		$4,360		$3,772

	Liability Derivatives
	December 31, 2010		December 31, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,581	Other liabilities	$9,077

Total derivatives designated as hedging instruments		$1,581		$9,077

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$4,360	Other liabilities	$3,772

Total derivatives not designated as hedging instruments		$4,360		$3,772

Total liability derivatives		$5,941		$12,849

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 are presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2010	December 31, 2009	December 31, 2008
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$86	$103	$217

Total derivatives in fair value hedging relationships		$86	$103	$217

		Year Ended
(In thousands)	Income Statement Location	December 31, 2010		December 31, 2009		December 31, 2008
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$3,654		$3,504		$7,041
Interest rate contracts (2)	Other expense		$(3,654)		$(3,504)		$(7,041)

Total derivatives not designated as hedging instruments		$	---	$	---	$	---

Total derivatives			$86		$103		$217

(1) Represents net gains from derivative assets not designated as hedging instruments.

(2) Represents net losses from derivative liabilities not designated as hedging instruments.

For the years ended December 31, 2010 and 2009, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were not significant to United’s Consolidated Statements of Income. For the year ended December 31, 2010, $4,999,000 in net deferred gains, net of tax, related to the matured cash flow hedge were recorded in accumulated other comprehensive income. For the years ended December 31, 2009, $1,974,000 in net deferred gains, net of tax, related to the cash flow hedge were recorded in accumulated other comprehensive income. Because the cash flow hedge matured, there were no net deferred gains or losses remaining in accumulated other comprehensive income at December 31, 2010.

NOTE Q--COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2010	2009	2008
Net Income	$71,947	$67,298	$86,954
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(40,805)	(24,887)	---
Related income tax effect	14,282	8,710	---
Less : OTTI charges recognized in net income	8,523	5,701	---
Related income tax effect	(2,983)	(1,995)	---
Reclassification of previous noncredit OTTI to credit OTTI	2,611	---	---
Related income tax effect	(914)	---	---

Net unrealized losses on AFS securities with OTTI	(19,286)	(12,471)	---

AFS securities – all other:
Net change in unrealized gains (losses) on AFS securities arising during the period	33,266	19,725	(71,040)
Related income tax effect	(11,643)	(6,904)	24,864
Net reclassification adjustment for (gains) losses included in net income	(351)	(231)	9,418
Related income tax expense (benefit)	123	81	(3,296)

	21,395	12,671	(40,054)

Net effect of AFS securities on other comprehensive income	2,109	200	(40,054)

	For the Years Ended December 31
(In thousands)	2010	2009	2008
Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	130	817	51
Related income tax expense	(45)	(286)	(18)
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	8	69	266
Related income tax expense	(3)	(24)	(93)

Net effect of HTM securities on other comprehensive income	90	576	206

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	5,640	3,037	(11,383)
Related income tax (benefit) expense	(1,974)	(1,063)	3,984
Termination of cash flow hedge	2,051	---	---
Related income tax (benefit)	(718)	---	---

Net effect of cash flow hedge derivatives on other comprehensive income	4,999	1,974	(7,399)

Pension plan:
Change in pension asset	(1,204)	4,491	(25,285)
Related income tax (benefit) expense	421	(1,572)	8,850
Amortization of transition asset	(131)	(175)	(175)
Related income tax expense	52	65	69
Amortization of prior service cost	1	1	1
Related income tax benefit	---	---	---
Recognized net actuarial loss	2,317	3,506	193
Related income tax benefit	(927)	(1,298)	(77)

Net effect of change in pension plan asset on other comprehensive income	529	5,018	(16,424)

Total change in other comprehensive income, net of tax	7,727	7,768	(63,671)

Total Comprehensive Income	$79,674	$75,066	$23,283

NOTE R--UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2010	2009
Assets
Cash and due from banks	$26,397	$17,625
Securities available for sale	6,667	5,977
Securities held to maturity	3,237	3,461
Other investment securities	1,576	1,613
Investment in subsidiaries:
Bank subsidiaries	899,593	878,759
Nonbank subsidiaries	6,122	5,998
Other assets	8,129	5,897

Total Assets	$951,721	$919,330

Condensed Balance Sheets
	December 31
(In thousands)	2010	2009
Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$128,868
Accrued expenses and other liabilities	29,841	28,912
Shareholders’ equity (including other accumulated comprehensive loss of $60,656 and $68,383 at December 31, 2010 and 2009, respectively)	793,012	761,550

Total Liabilities and Shareholders’ Equity	$951,721	$919,330

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2010	2009	2008
Income
Dividends from banking subsidiaries	$63,138	$52,715	$55,835
Net interest income	288	315	410
Management fees:
Bank subsidiaries	11,077	9,396	9,913
Nonbank subsidiaries	27	27	26
Other income	450	165	(1,286)

Total Income	74,980	62,618	64,898

Expenses
Operating expenses	18,402	16,127	17,851

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	56,578	46,491	47,047
Applicable income tax benefit	(2,022)	(1,886)	(2,646)

Income Before Equity in Undistributed Net Income of Subsidiaries	58,600	48,377	49,693
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	13,223	19,287	37,101
Nonbank subsidiaries	124	(366)	160

Net Income	$71,947	$67,298	$86,954

Condensed Statements of Cash Flows

(In thousands)	Year Ended December 31
	2010	2009	2008
Operating Activities
Net income	$71,947	$67,298	$86,954
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,348)	(18,920)	(37,262)
Depreciation and net amortization	---	---	---
Amortization of net periodic pension costs	117	257	12
Stock-based compensation	1,050	484	547
Net (gain) loss on securities transactions	(54)	179	1,201
Net change in other assets and liabilities	(1,940)	(1,376)	(740)

Net Cash Provided by Operating Activities	57,772	47,922	50,712

Condensed Statements of Cash Flows

(In thousands)	Year Ended December 31
	2010	2009	2008
Investing Activities
Net proceeds from (purchases of) sales of securities	(240)	243	2,496
Change in other investment securities	37	52	(418)

Net Cash (Used in) Provided by Investing Activities	(203)	295	2,078

Financing Activities
Net repayment of from subsidiary trusts	---	---	(9,875)
Cash dividends paid	(52,257)	(50,383)	(50,179)
Acquisition of treasury stock	(11)	(1,180)	(206)
Distribution of treasury stock for deferred compensation plan	520	536	183
Excess tax benefits from stock-based compensation arrangements	459	273	654
Proceeds from exercise of stock options	2,492	724	2,223

Net Cash Used in Financing Activities	(48,797)	(50,030)	(57,200)

Increase (Decrease) in Cash and Cash Equivalents	8,772	(1,813)	(4,410)

Cash and Cash Equivalents at Beginning of Year	17,625	19,438	23,848

Cash and Cash Equivalents at End of Year	$26,397	$17,625	$19,438

NOTE S--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2010, were approximately $397,423,000 and $31,435,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2009, was approximately $151,453,000 and $26,123,000, respectively.

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

During 2011, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $33,129,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $58,926,000 at December 31, 2010, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2010, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2010, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$ 790,235	13.7%	$ 463,089	≥8.0%	$ 578,861	≥10.0%
United Bank (WV)	371,786	13.5%	220,711	≥8.0%	275,888	≥10.0%
United Bank (VA)	395,588	13.2%	240,178	≥8.0%	300,222	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	708,963	12.3%	231,544	≥4.0%	347,317	≥6.0%
United Bank (WV)	337,257	12.2%	110,355	≥4.0%	165,533	≥6.0%
United Bank (VA)	358,489	11.9%	120,089	≥4.0%	180,133	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	708,963	9.9%	285,925	≥4.0%	357,407	≥5.0%
United Bank (WV)	337,257	9.1%	148,421	≥4.0%	185,526	≥5.0%
United Bank (VA)	358,489	10.3%	138,877	≥4.0%	173,596	≥5.0%
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$ 761,848	12.2%	$ 498,195	≥8.0%	$ 622,744	≥10.0%
United Bank (WV)	368,388	12.3%	238,998	≥8.0%	298,748	≥10.0%
United Bank (VA)	381,187	11.9%	257,114	≥8.0%	321,393	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	683,038	11.0%	249,098	≥4.0%	373,646	≥6.0%
United Bank (WV)	331,650	11.1%	119,499	≥4.0%	179,249	≥6.0%
United Bank (VA)	342,416	10.7%	128,557	≥4.0%	192,836	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	683,038	8.9%	305,707	≥4.0%	382,134	≥5.0%
United Bank (WV)	331,650	8.6%	154,399	≥4.0%	192,998	≥5.0%
United Bank (VA)	342,416	8.9%	153,163	≥4.0%	191,454	≥5.0%

NOTE T--FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflects forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2010 ranged from LIBOR plus 4.00% to LIBOR plus 25.25%.

Derivatives: United utilizes interest rate swaps in order to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. These hedging interest rate swaps are classified as either a fair value hedge or a cash flow hedge. United’s derivative portfolio also includes derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. United utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions. Values obtained from third party vendors are typically not adjusted by management. Management internally reviews the derivative values provided by third party vendors on a quarterly basis. All derivative values are tested for reasonableness by management utilizing a net present value calculation.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings either in interest income or interest expense depending on the nature of the hedged financial instrument. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings.

For derivatives that are not designated in a hedge relationship, changes in the fair value of the derivatives are recognized in earnings in the same period as the change in the fair value. Unrealized gains and losses due to changes in the fair value of other derivative financial instruments not in hedge relationship are included in noninterest income and noninterest expense, respectively.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 103,865	---	$ 103,865	---
State and political subdivisions	84,313	---	84,313	---
Residential mortgage-backed securities
Agency	323,733	---	323,733	---
Non-agency	73,756	$ 408	73,348	---
Trust preferred collateralized debt obligations	49,908	---	---	$ 49,908
Single issue trust preferred securities	11,726	446	11,280	---
Marketable equity securities	5,975	5,975	---	---
Derivative financial assets	4,360	---	4,360	---

Liabilities
Derivative financial liabilities	5,941	---	5,941	---

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 5,014	---	$ 5,014	---
State and political subdivisions	100,122	---	100,122	---
Residential mortgage-backed securities
Agency	497,840	---	497,840	---
Non-agency	133,846	$ 584	133,262	---
Trust preferred collateralized debt obligations	59,294	---	---	$ 59,294
Single issue trust preferred securities	10,387	366	10,021	---
Marketable equity securities	5,274	5,274	---	---
Derivative financial assets	3,772	---	3,772	---

Liabilities
Derivative financial liabilities	12,849	---	12,849	---

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2010 and 2009 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations

	2010	2009

Balance, beginning of year	$ 59,294	$ 84,132

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	(7,322)	(5,370)

Included in other comprehensive income	(2,064)	(19,468)

Purchases, issuances, and settlements	---	---

Transfers in and/or out of Level 3	---	---

Balance, ending of year	$ 49,908	$ 59,294

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date

	---	---

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2010.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the year of 2010 and 2009.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009:

(In thousands) Description	Balance as of December 31, 2010	Carrying value at December 31, 2010			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$ 25,722	---	$ 9,741	$ 15,981	$7,545
OREO	44,770	---	42,705	2,065	3,364

(In thousands) Description	Balance as of December 31, 2009	Carrying value at December 31, 2009			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$ 37,937	---	$ 20,057	$ 17,880	$ 3,443
OREO	40,058	---	37,588	2,470	1,100

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

The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$ 461,389	$ 461,389	$ 449,767	$ 449,767
Securities available for sale	653,276	653,276	811,777	811,777
Securities held to maturity	67,036	62,315	77,421	70,535
Other securities	74,403	73,901	77,722	77,220
Loans held for sale	6,869	6,869	5,284	5,284
Loans	5,260,326	5,178,765	5,736,809	5,659,661
Derivative financial assets	4,360	4,360	3,772	3,772
Deposits	5,713,534	5,742,452	5,971,100	5,995,494
Short-term borrowings	193,214	193,214	222,944	222,944
Long-term borrowings	386,458	393,994	771,935	775,080
Derivative financial liabilities	5,941	5,941	12,849	12,849

NOTE U--VARIABLE INTEREST ENTITIES

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

The trusts utilized in these transactions are variable interest entities (VIEs) as the third-party equity holders lack a controlling financial interest in the trusts through their inability to make decisions that have a significant effect on the operations and success of the entities. United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s equity interest does not absorb the majority of the trusts’ expected losses or receive a majority of their expected residual returns. Information related to United’s statutory trusts is presented in Note K, Notes to Consolidated Financial Statements.

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2010			As of December 31, 2009
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$ 186,023	$ 179,536	$ 6,487	$ 186,730	$ 180,423	$ 6,307

(1) Represents investment in VIEs.

NOTE V--QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2010 and 2009 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Interest income	$ 84,096	$ 82,189	$ 79,889	$ 77,208
Interest expense	23,617	22,025	20,907	18,647
Net interest income	60,479	60,164	58,982	58,561
Provision for credit losses	6,868	6,400	6,123	(5,618)
Mortgage banking income	112	129	118	303
Securities losses, net	(378)	(300)	(1,732)	(5,399)
Other noninterest income	15,839	17,755	17,304	18,452
Noninterest expense	43,751	45,188	43,898	49,375
Income taxes	8,011	8,241	7,335	8,870
Net income (1)	17,422	17,919	17,316	19,290

Per share data:
Average shares outstanding (000s):
Basic	43,455	43,540	43,588	43,607
Diluted	43,534	43,641	43,646	43,677
Net income per share:
Basic	$0.40	$0.41	$0.40	$0.44
Diluted	$0.40	$0.41	$0.40	$0.44
Dividends per share	$0.30	$0.30	$0.30	$0.30

2009
Interest income	$ 94,705	$ 92,532	$ 90,427	$ 88,181
Interest expense	33,788	30,323	29,104	27,159
Net interest income	60,917	62,209	61,323	61,022
Provision for credit losses	8,028	23,251	8,067	6,719
Mortgage banking income	137	167	172	132
Securities gains (losses), net	69	(1,295)	(10,878)	(2,601)
Other noninterest income	15,184	18,978	17,229	16,676
Noninterest expense	41,814	45,698	43,674	43,941
Income taxes	(3,168)	2,954	4,040	7,125
Net income (1)	29,633	8,156	12,065	17,444

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Per share data:
Average shares outstanding (000s):
Basic	43,407	43,397	43,411	43,427
Diluted	43,465	43,463	43,456	43,460
Net income per share:
Basic	$0.68	$0.19	$0.28	$0.40
Diluted	$0.68	$0.19	$0.28	$0.40
Dividends per share	$0.29	$0.29	$0.29	$0.30

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 52-53 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2011 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2010 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2011 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Exhibits’ Index on page  113  of this Form 10-K.

(b)	Exhibits -- The exhibits to this Form 10-K begin on page 117 .

(c)

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number

Agreement and Plan of Reorganization with Centra Financial Holdings, Inc.	(2)	(a)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(b)

(b) Bylaws		(c)

Material Contracts	(10)

(a) Third Amended Employment Agreement for Richard M. Adams		(d)

(b) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(d)

(c) Data processing contract with FISERV		(e)(f)

(d) Amended and Restated Change of Control Agreement for Steven E. Wilson, Richard M. Adams, Jr., James B. Hayhurst, Jr., James J. Consagra, Jr., and Joe L. Wilson		(d)

(e) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson		(d)

(f) Form of the Amendment and First Restatement of
    the United Bankshares, Inc. Supplemental Executive
    Retirement Agreement (Tier 2 SERP) for Richard M.
    Adams, Jr., Executive Vice-President and James J.
    Consagra, Jr., Executive Vice-President

(d)

(g) Employment Agreement with J. Paul McNamara		(g)

(h) Amended and Restated Employment Agreement for Donald L. Unger		(d)

(i) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(d)

Description	S-K Item 601 Table Reference	Sequential Page Number

(j) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(d)

(k) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement: The Marathon Bank for Donald L. Unger		(d)

(l) Independent Contractor Agreement for Donald L. Unger		(j)

(m) Summary of Compensation Paid to Named Executive Officers		(i)(k)

(n) Summary of Compensation Paid to Directors		(h)

(o) Summary of Amendment to Richard M. Adams’ Employment Contract		(i)

(p) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan		(d)

(q) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(d)

(r) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(d)

(s) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(d)

Statement Re: Computation of Ratios	(12)	117

Subsidiaries of the Registrant	(21)	118

Consent of Ernst & Young LLP	(23)	120

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	121

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	122

Description	S-K Item 601 Table Reference	Sequential Page Number

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(32.1)	123

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(32.2)	124

The following materials from United’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	(101)	(l)

Footnotes

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 15, 2010 and filed December 16, 2010 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 17, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 30, 2005 and filed January 5, 2006 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(h)	Incorporated into this filing by reference to a Current Report on Form 8-K dated March 20, 2006 and filed March 23, 2006 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibits to the 2009 Form 10-K for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to a Current Report on Form 8-K dated July 27, 2010 and filed August 2, 2010 for United Bankshares, Inc., File No. 0-13322.

(l)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 25, 2011

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	February 25, 2011

/s/ Robert G. Astorg	Director	February 25, 2011

/s/ John M. McMahon	Director	February 25, 2011

/s/ Theodore J. Georgelas	Director	February 25, 2011

/s/ P. Clinton Winter, Jr.	Director	February 25, 2011

/s/ William C. Pitt, III	Director	February 25, 2011

/s/ Mary K. Weddle	Director	February 25, 2011

/s/ J. Paul McNamara	Director	February 25, 2011

/s/ W. Gaston Caperton, III	Director	February 25, 2011

/s/ Gary G. White	Director	February 25, 2011

/s/ F.T. Graff, Jr.	Director	February 25, 2011