Form 10-Q
period 2011-03-31
UNITED BANKSHARES INC/WV
filed 2011-05-06
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Class - Common Stock, $2.50 Par Value; 43,645,650 shares outstanding as of April 30, 2011.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2011 and December 31, 2010, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three months ended March 31, 2011 and 2010, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2011, the related condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2011	December 31 2010
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$143,768	$115,352
Interest-bearing deposits with other banks	386,285	345,319
Federal funds sold	718	718

Total cash and cash equivalents	530,771	461,389
Securities available for sale at estimated fair value (amortized cost-$732,503 at March 31, 2011 and $717,797 at December 31, 2010)	669,342	653,276
Securities held to maturity (estimated fair value-$61,350 at March 31, 2011 and $62,315 at December 31, 2010)	64,477	67,036
Other investment securities	72,663	74,403
Loans held for sale	890	6,869
Loans	5,226,226	5,263,351
Less: Unearned income	(3,267)	(3,025)

Loans net of unearned income	5,222,959	5,260,326
Less: Allowance for loan losses	(72,975)	(73,033)

Net loans	5,149,984	5,187,293
Bank premises and equipment	55,903	55,378
Goodwill	311,641	311,765
Accrued interest receivable	23,549	23,564
Other assets	312,116	314,746

TOTAL ASSETS	$7,191,336	$7,155,719

Liabilities
Deposits:
Noninterest-bearing	$1,357,074	$1,203,255
Interest-bearing	4,354,849	4,510,279

Total deposits	5,711,923	5,713,534
Borrowings:
Federal funds purchased	13,820	8,542
Securities sold under agreements to repurchase	256,558	183,097
Federal Home Loan Bank borrowings	152,090	202,181
Other short-term borrowings	931	1,575
Other long-term borrowings	184,150	184,277
Reserve for lending-related commitments	2,160	2,006
Accrued expenses and other liabilities	70,241	67,495

TOTAL LIABILITIES	6,391,873	6,362,707

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 at March 31, 2011 and December 31, 2010, including 673,507 and 697,522 shares in treasury at March 31, 2011 and December 31, 2010, respectively	110,798	110,798
Surplus	93,036	93,431
Retained earnings	678,050	673,260
Accumulated other comprehensive loss	(59,428)	(60,656)
Treasury stock, at cost	(22,993)	(23,821)

TOTAL SHAREHOLDERS’ EQUITY	799,463	793,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,191,336	$7,155,719

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2011	2010
Interest income
Interest and fees on loans	$65,858	$72,777
Interest on federal funds sold and other short-term investments	292	296
Interest and dividends on securities:
Taxable	6,662	9,713
Tax-exempt	1,045	1,310

Total interest income	73,857	84,096

Interest expense
Interest on deposits	10,511	15,942
Interest on short-term borrowings	27	33
Interest on long-term borrowings	3,956	7,642

Total interest expense	14,494	23,617

Net interest income	59,363	60,479
Provision for loan losses	4,436	6,868

Net interest income after provision for loan losses	54,927	53,611

Other income
Fees from trust and brokerage services	3,310	3,272
Fees from deposit services	9,631	9,224
Bankcard fees and merchant discounts	555	1,042
Other service charges, commissions, and fees	454	358
Income from bank-owned life insurance	1,175	1,028
Income from mortgage banking	234	112
Other income	851	915

Total other-than-temporary impairments	(3,016)	(3,310)
Portion of loss recognized in other comprehensive income	906	1,824

Net other-than-temporary impairment losses	(2,110)	(1,486)
Net gains on sales/calls of investment securities	551	1,108

Net investment securities losses	(1,559)	(378)

Total other income	14,651	15,573

Other expense
Employee compensation	14,870	14,901
Employee benefits	4,378	4,494
Net occupancy expense	4,387	4,671
Other real estate owned (OREO) expense	1,767	1,620
Equipment expense	1,652	1,375
Data processing expense	2,925	2,818
Bankcard processing expense	293	797
FDIC insurance expense	2,337	2,391
Other expense	10,860	10,684

Total other expense	43,469	43,751

Income before income taxes	26,109	25,433
Income taxes	8,224	8,011

Net income	$17,885	$17,422

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)—(continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2011	2010
Earnings per common share:
Basic	$0.41	$0.40

Diluted	$0.41	$0.40

Dividends per common share	$0.30	$0.30

Average outstanding shares:
Basic	43,629,364	43,455,296
Diluted	43,700,436	43,534,435

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2011
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2011	44,319,157	$110,798	$93,431	$673,260	($60,656)	($23,821)	$793,012

Comprehensive income:
Net income	—	—	—	17,885	—	—	17,885
Other comprehensive income, net of tax:	—	—	—	—	1,228	—	1,228

Total comprehensive income, net of tax							19,113
Stock based compensation expense	—	—	126	—	—	—	126
Purchase of treasury stock (145 shares)	—	—	—	—	—	(4)	(4)
Cash dividends ($0.30 per share)	—	—	—	(13,095)	—	—	(13,095)
Common stock options exercised (24,160 shares)	—	—	(521)	—	—	832	311

Balance at March 31, 2011	44,319,157	$110,798	$93,036	$678,050	($59,428)	($22,993)	$799,463

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2011	2010
NET CASH PROVIDED BY OPERATING ACTIVITIES	$36,638	$38,096

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	2,533	2,920
Proceeds from sales of securities held to maturity	—	2,238
Proceeds from sales of securities available for sale	11,727	2,214
Proceeds from maturities and calls of securities available for sale	209,786	139,102
Purchases of securities available for sale	(237,827)	(93,616)
Net purchases of bank premises and equipment	(1,804)	(580)
Net change in other investment securities	1,719	155
Net change in loans	32,872	128,983

NET CASH PROVIDED BY INVESTING ACTIVITIES	19,006	181,416

FINANCING ACTIVITIES
Cash dividends paid	(13,087)	(13,044)
Excess tax benefits from stock-based compensation arrangements	125	25
Acquisition of treasury stock	(4)	—
Proceeds from exercise of stock options	311	593
Distribution of treasury stock for deferred compensation plan	—	513
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	—	—
Repayment of long-term Federal Home Loan Bank borrowings	(50,091)	(75,084)
Changes in:
Deposits	(1,611)	(179,197)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	78,095	53,276

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,738	(212,918)

Increase in cash and cash equivalents	69,382	6,594

Cash and cash equivalents at beginning of year	461,389	449,767

Cash and cash equivalents at end of period	$530,771	$456,361

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2011 and 2010 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2010 has been extracted from the audited financial statements included in United’s 2010 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2010 Annual Report of United on Form 10-K. To conform to the 2011 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on United’s financial condition or results of operations.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 became effective for United’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for United’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

“Receivables (ASC topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. As ASU 2010-20 amended only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption did not have an impact on United’s financial condition or results of operations.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC topic 820): Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. United has fully adopted the provisions of ASU 2010-06. The adoption of ASU 2010-06 did not have a material impact on United’s consolidated financial statements.

2. MERGERS AND ACQUISITIONS

After the close of business on December 15, 2010, United entered into an Agreement and Plan of Reorganization (the Agreement) with Centra Financial Holdings, Inc. (Centra), a West Virginia corporation headquartered in Morgantown, West Virginia. Centra has $1.34 billion in assets as of March 31, 2011 and 15 offices and one loan origination office. Centra’s locations are in and surrounding the four strategic markets of Hagerstown, Maryland; Martinsburg, West Virginia; Morgantown, West Virginia; and Uniontown, Pennsylvania. In accordance with the Agreement, Centra will merge with and into a wholly-owned subsidiary of United (the Merger). At which time, Centra will cease and the wholly-owned subsidiary of United will survive and continue to exist as a West Virginia corporation.

The Agreement provides that upon consummation of the Merger, each outstanding share of common stock of Centra will be converted into the right to receive 0.7676 shares of United common stock, par value $2.50 per share.

Pursuant to the Agreement, at the effective time of the Merger, each holder of outstanding options to purchase shares of Centra common stock under any and all plans of Centra shall receive cash consideration equal to the difference between the options’ strike price and $21.00 with respect to those options with a strike price less than $21.00. There will be no payment by United to any holder of Centra stock options with an exercise price equal to or greater than $21.00 and any such Centra stock options shall be terminated as of the effective time of the Merger.

The merger transaction, expected to close early third quarter of 2011, will be accounted for as a purchase pending approval of the shareholders of Centra and the receipt of all required regulatory approvals, as well as other customary conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

3. INVESTMENT SECURITIES

Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized below:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$187,105	$7	$—		$187,112
State and political subdivisions	77,858	3,017	81		80,794
Residential mortgage-backed securities
Agency	259,068	12,828	—		271,896
Non-agency	64,739	731	4,839		60,631
Trust preferred collateralized debt obligations	122,027	—	71,673	(1)	50,354
Single issue trust preferred securities	15,605	242	3,448		12,399
Marketable equity securities	6,101	170	115		6,156

Total	$732,503	$16,995	$80,156		$669,342

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$103,851	$14	$—		$103,865
State and political subdivisions	81,801	2,711	199		84,313
Residential mortgage-backed securities
Agency	308,601	15,132	—		323,733
Non-agency	77,524	880	4,648		73,756
Trust preferred collateralized debt obligations	124,632	—	74,724	(1)	49,908
Single issue trust preferred securities	15,594	287	4,155		11,726
Marketable equity securities	5,794	297	116		5,975

Total	$717,797	$19,321	$83,842		$653,276

(1)	Includes noncredit-related other-than-temporary impairment of $45,927 at March 31, 2011 and $45,021 at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2011 and December 31, 2010.

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
March 31, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$5,214	$59	$649	$22
Residential mortgage-backed securities
Agency	373	—	—	—
Non-agency	—	—	19,394	4,839
Trust preferred collateralized debt obligations	—	—	50,354	71,673
Single issue trust preferred securities	—	—	7,809	3,448
Marketable equity securities	410	31	369	84

Total	$5,997	$90	$78,575	$80,066

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2010
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	—	—
State and political subdivisions	$7,373	$160	$624	$39
Residential mortgage-backed securities
Agency	91	—	—	—
Non-agency	5,127	15	23,716	4,633
Trust preferred collateralized debt obligations	—	—	49,908	74,724
Single issue trust preferred securities	—	—	7,093	4,155
Marketable equity securities	339	52	389	64

Total	$12,930	$227	$81,730	$83,615

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

	Three Months Ended March 31
	2011	2010
Proceeds from sales and calls	$221,513	$141,316
Gross realized gains	593	184
Gross realized losses	21	321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

At March 31, 2011, gross unrealized losses on available for sale securities were $80,156 on 68 securities of a total portfolio of 307 available for sale securities. Securities in an unrealized loss position at March 31, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporary impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to AAA securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The majority of the non-agency residential mortgage-backed securities in an unrealized loss position remain AAA rated. Approximately 65% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 35% includes collateral that was originated in the years of 2006 and 2007. Ninety-six percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities were other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a monthly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test on each bond that is below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. At March 31, 2011, United determined that no additional other-than-temporary-impairment existed on the non-agency mortgage-backed securities. Of the securities that have been deemed to have other-than-temporary impairment, the security specific assumptions utilized ranged from a CDR of 1.8% to 4.5% in year 1, 2.3% to 4.3% in year 2, and 1.8% to 3.0% for the remaining life of the security. The loss severity upon default ranged from 50.0% to 52.0%, and the constant prepayment range from 11.0% to 16.0% annually.

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the first quarter of 2011, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $634 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years.

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

At March 31, 2011, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely than not that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2011 related to these securities was $2.11 million. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) (OCI) in the first quarter on these securities, which are not expected to be sold, was $0.91 million or $0.59 million, net of taxes. At March 31, 2011, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $45.93 million as compared to $45.02 million at December 31, 2010.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of March 31, 2011 consisted of $10.00 million in investment grade bonds, $5.00 million in split-rated bonds and $107.03 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of March 31, 2011 consisted of $4.50 million in investment grade bonds, $1.00 million in split-rated bonds, and $5.76 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of March 31, 2011:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$12,707	$6,519	$6,188	—	$5,000	$7,707
Senior – Insurance	10,000	5,963	4,037	$10,000	—	—
Mezzanine – Bank (now in senior position)	18,133	7,948	10,185	—	—	18,133
Mezzanine – Bank	67,739	24,280	43,459	—	—	67,739
Mezzanine – Insurance	6,500	3,268	3,232	—	—	6,500
Mezzanine – Bank & Insurance (combination)	6,949	2,376	4,573	—	—	6,949
Single issue trust preferreds	11,257	7,809	3,448	4,495	1,004	5,758

Totals	$133,285	$58,163	$75,122	$14,495	$6,004	$112,786

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The available for sale single issue trust preferred securities’ ratings range from a low of CC to a high of A.

The Company has recognized cumulative credit-related other-than-temporary impairment of $14.80 million on fourteen pooled trust preferred securities. Of the remaining ten securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 70.2% to a high of 277.8%, with a median of 98.7%, and a weighted average of 119.2%. The collateralization ratio is defined as the current performing collateral in a deal, divided by the current balance of the specific tranche United owns, plus any debt which is senior or pari passu with United’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at March 31, 2011:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
Senior – Bank	$12,707	73.0 - 83.2%	8.7 - 14.2%	12.9 - 18.3%	0.3 - 0.5%	7.1 - 7.7%	$297
Senior – Insurance	10,000	83.2 - 96.0%	0.0 - 0.0%	3.0 - 9.3%	1.0 - 1.0%	6.5 - 6.5%	—
Mezzanine – Bank (now in senior position)	18,133	75.7 - 76.8%	1.5 -7.3%	1.9 - 5.0%	0.5 - 1.0%	7.4 - 8.0%	2,962
Mezzanine – Bank	67,739	53.3 - 90.1%	7.5 - 17.8%	8.7 - 27.4%	0.3 - 0.8%	7.1 - 11.8%	10,553
Mezzanine – Insurance	6,500	83.2 - 92.9%	0.0 - 0.0%	5.3 - 9.3%	0.0 - 1.0%	6.5 - 9.0%	—
Mezzanine – Bank & Ins.	6,949	67.9 - 78.6%	9.4 - 17.9%	15.1 - 26.0%	0.3 - 0.8%	7.4 - 8.0%	990

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine—Bank” line, the percentage of issuers currently performing ranges from 53.3% to 90.1%. The weighted average percentage of performing collateral is 74.9%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.
(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.375% to 1.200%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2011 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of March 31, 2011, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of March 31, 2011, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Below is a progression of the anticipated credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2010	$35,324
Additions for credit losses on securities for which OTTI was not previously recognized	500
Additions for additional credit losses on securities for which OTTI was previously recognized	1,610

Balance of cumulative credit losses at March 31, 2011	$37,434

The amortized cost and estimated fair value of securities available for sale at March 31, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$189,418	$189,469	$107,419	$107,498
Due after one year through five years	42,854	44,836	44,849	47,035
Due after five years through ten years	125,453	130,810	148,551	154,657
Due after ten years	368,677	298,071	411,184	338,110
Marketable equity securities	6,101	6,156	5,794	5,976

Total	$732,503	$669,342	$717,797	$653,276

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,167	$1,915	$—	$13,082
State and political subdivisions	17,861	398	33	18,226
Residential mortgage-backed securities
Agency	86	13	—	99
Non-agency	2	—	—	2
Single issue trust preferred securities	32,122	—	5,420	26,702
Other corporate securities	3,239	—	—	3,239

Total	$64,477	$2,326	$5,453	$61,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,200	$2,069	$—	$13,269
State and political subdivisions	20,288	399	109	20,578
Residential mortgage-backed securities
Agency	92	13	—	105
Non-agency	2	—	—	2
Single issue trust preferred securities	32,122	—	7,093	25,029
Other corporate securities	3,332	—	—	3,332

Total	$67,036	$2,481	$7,202	$62,315

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2011, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($10.28 million), SunTrust Bank ($7.37 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

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

	Three Months Ended March 31
	2011	2010
Gross realized gains	—	$1,245
Gross realized losses	—	—

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,248	$2,284	$1,962	$1,981
Due after one year through five years	4,244	4,333	5,048	5,168
Due after five years through ten years	18,569	20,512	20,513	22,628
Due after ten years	39,416	34,221	39,513	32,538

Total	$64,477	$61,350	$67,036	$62,315

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $601,784 and $586,510 at March 31, 2011 and December 31, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

4. LOANS

Major classes of loans are as follows:

	March 31, 2011	December 31, 2010
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$574,003	$574,909
Nonowner-occupied commercial real estate	1,239,074	1,224,481
Other commercial loans	1,028,704	1,038,302

Total commercial, financial & agricultural	2,841,781	2,837,692
Residential real estate	1,670,712	1,700,380
Construction & land development	465,823	470,934
Consumer:
Bankcard	11,140	12,025
Other consumer	236,770	242,320

Total gross loans	$5,226,226	$5,263,351

The table above does not include loans held for sale of $890 and $6,869 at March 31, 2011 and December 31, 2010, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $75,054 and $92,902 at March 31, 2011 and December 31, 2010, respectively.

5. CREDIT QUALITY

Management monitors the credit quality of its loans on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. However, regardless of delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. United’s method of income recognition for loans that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection. Nonaccrual loans will not normally be returned to accrual status unless all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2011, United had TDRs of $3,716 as compared to $437 as of December 31, 2010. Of the total amount of TDRs at March 31, 2011, TDRs with an aggregate balance of $1,067 were on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. The TDR amount of $437 thousand at December 31, 2010 was past due 90 days or more and is included in the “90 Days or more Past Due” and the “Recorded Investment >90 Days & Accruing” categories in the following “Age Analysis of Past Due Loans” table. As of March 31, 2011, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2011

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,283	$12,606	$16,889	$557,114	$574,003	$478
Nonowner-occupied	14,419	4,882	19,301	1,219,773	1,239,074	408
Other commercial	14,818	11,536	26,354	1,002,350	1,028,704	431
Residential real estate	33,962	21,892	55,854	1,614,858	1,670,712	3,606
Construction & land development	9,498	18,759	28,257	437,566	465,823	1,124
Consumer:
Bankcard	230	143	373	10,767	11,140	143
Other consumer	3,278	491	3,769	233,001	236,770	349

Total	$80,488	$70,309	$150,797	$5,075,429	$5,226,226	$6,539

Age Analysis of Past Due Loans

As of December 31, 2010

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,525	$11,570	$19,095	$555,814	$574,909	$1,481
Nonowner-occupied	12,827	5,014	17,841	1,206,640	1,224,481	204
Other commercial	14,687	8,942	23,629	1,014,673	1,038,302	841
Residential real estate	49,758	20,383	70,141	1,630,239	1,700,380	3,814
Construction & land development	6,803	20,387	27,190	443,744	470,934	254
Consumer:
Bankcard	409	124	533	11,492	12,025	124
Other consumer	4,660	811	5,471	236,849	242,320	517

Total	$96,669	$67,231	$163,900	$5,099,451	$5,263,351	$7,235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$12,128	$10,089
Nonowner-occupied	4,474	4,810
Other commercial	11,105	8,101
Residential real estate	18,286	16,569
Construction & land development	17,635	20,133
Consumer:
Bankcard	—	—
Other consumer	142	294

Total	$63,770	$59,996

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

	As of March 31, 2011
	Commercial Real Estate			Construction & Land Development
	Owner- occupied	Nonowner- occupied	Other Commercial
Grade:
Pass	$504,398	$1,140,573	$893,212	$369,942
Special mention	23,745	62,231	74,535	39,873
Substandard	45,860	36,270	60,881	50,897
Doubtful	—	—	76	5,111

Total	$574,003	$1,239,074	$1,028,704	$465,823

	As of December 31, 2010
	Commercial Real Estate			Construction & Land Development
	Owner- occupied	Nonowner- occupied	Other Commercial
Grade:
Pass	$502,228	$1,133,186	$897,196	$366,358
Special mention	27,156	59,159	80,015	47,183
Substandard	45,525	32,136	61,083	51,282
Doubtful	—	—	8	6,111

Total	$574,909	$1,224,481	$1,038,302	$470,934

Credit Quality Indicators

Consumer Credit Exposure

	As of March 31, 2011
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,578,191	$10,766	$233,000
Special mention	38,507	231	3,279
Substandard	48,903	143	491
Doubtful	5,111	—	—

Total	$1,670,712	$11,140	$236,770

	As of December 31, 2010
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,605,589	$11,492	$236,888
Special mention	47,538	409	4,621
Substandard	47,008	124	811
Doubtful	245	—	—

Total	$1,700,380	$12,025	$242,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, United does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.). Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. Consistent with United’s existing method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

The following table sets forth United’s impaired loans information by class of loans:

Impaired Loans

For the Three Months Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$12,628	$14,510	—	$11,733	$29
Nonowner-occupied	4,328	4,647	—	3,846	49
Other commercial	7,028	7,647	—	5,770	98
Residential real estate	8,129	9,137	—	7,390	76
Construction & land development	17,624	19,394	—	18,450	140
Consumer:
Bankcard	—	—	—	—	—
Other consumer	—	—	—	—	—
With an allowance recorded:
Commercial real estate:
Owner-occupied	—	—	—	—	—
Nonowner-occupied	$1,678	$1,878	$564	$2,301	$22
Other commercial	2,662	3,076	1,874	3,292	42
Residential real estate	14,232	16,280	2,541	11,722	88
Construction & land development	6,249	7,576	2,488	7,305	57
Consumer:
Bankcard	—	—	—	—	—
Other consumer	—	—	—	660	—
Total:
Commercial real estate:
Owner-occupied	$12,628	$14,510	—	$11,733	$29
Nonowner-occupied	6,006	6,525	$564	6,147	71
Other commercial	9,690	10,723	1,874	9,062	140
Residential real estate	22,361	25,417	2,541	19,112	164
Construction & land development	23,873	26,970	2,488	25,755	197
Consumer:
Bankcard	—	—	—	—	—
Other consumer	—	—	—	660	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

For the Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$10,837	$11,970	—	$4,229	$323
Nonowner-occupied	3,365	3,579	—	5,444	239
Other commercial	4,512	4,718	—	5,480	376
Residential real estate	6,650	7,971	—	6,742	301
Construction & land development	19,275	22,506	—	14,743	569
Consumer:
Bankcard	—	—	—	—	—
Other consumer	—	—	—	47	—
With an allowance recorded:
Commercial real estate:
Owner-occupied	—	—	—	$4,462	—
Nonowner-occupied	$2,924	$3,124	$918	1,881	$80
Other commercial	3,923	4,304	2,147	2,961	244
Residential real estate	9,195	10,694	1,920	5,228	488
Construction & land development	8,360	8,785	3,408	13,876	358
Consumer:
Bankcard	—	—	—	—	—
Other consumer	1,320	1,320	200	273	1
Total:
Commercial real estate:
Owner-occupied	$10,837	$11,970	—	$8,691	$323
Nonowner-occupied	6,289	6,703	$918	7,325	319
Other commercial	8,435	9,022	2,147	8,441	620
Residential real estate	15,845	18,665	1,920	11,970	789
Construction & land development	27,635	31,291	3,408	28,619	927
Consumer:
Bankcard	—	—	—	—	—
Other consumer	1,320	1,320	200	320	1

6. ALLOWANCE FOR CREDIT LOSSES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $250 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first quarter of 2011, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,160 and $2,006 at March 31, 2011 and December 31, 2010, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

A progression of the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2011 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2011

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	872	95	410	1,427	1,551	386	—	4,741
Recoveries	—	14	92	25	—	116	—	247
Provision	1,434	853	(884)	1,950	1,893	158	(968)	4,436

Ending balance	$3,678	$13,228	$20,716	$12,201	$19,080	$2,049	$2,023	$72,975

Ending Balance: individually evaluated for impairment	—	$564	$1,874	$2,041	$2,988	—	—	$7,467
Ending Balance: collectively evaluated for impairment	$3,678	$12,664	$18,842	$10,160	$16,092	$2,049	$2,023	$65,508

Financing receivables:
Ending balance	$574,003	$1,239,074	$1,028,704	$1,670,712	$465,823	$247,910	—	$5,226,226
Ending Balance: individually evaluated for impairment	$11,464	$5,450	$6,123	$19,372	$26,268	—	—	$68,678
Ending Balance: collectively evaluated for impairment	$562,539	$1,233,624	$1,022,581	$1,651,340	$439,555	$247,910	—	$5,157,548

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($28,438)	$2,557

Goodwill not subject to amortization			$311,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($28,055)	$2,940

Goodwill not subject to amortization			$311,765

United incurred amortization expense of $383 and $534 for the quarters ended March 31, 2011 and 2010, respectively.

The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2011	$1,362
2012	915
2013	467
2014	196
2015 and thereafter	—

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $285,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2011, federal funds purchased were $13,820 while securities sold under agreements to repurchase were $256,558. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2011, United had no outstanding balance under this line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of March 31, 2011, United Bank (VA) had an outstanding balance of $931 and had additional funding available of $4,069.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2011, United had an unused borrowing amount of approximately $1,699,362 available subject to delivery of collateral after certain trigger points.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2011, $152,090 of FHLB advances with a weighted-average interest rate of 4.18% are scheduled to mature within the next eight years.

The scheduled maturities of borrowings are as follows:

Year	Amount
2011	$10,000
2012	55,000
2013	29,308
2014	26,651
2015 and thereafter	31,131

Total	$152,090

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2011 and December 31, 2010, the outstanding balances of the Debentures were $184,150 and $184,277, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

management’s credit evaluation of the counterparty. United had approximately $1,586,285 and $1,562,371 of loan commitments outstanding as of March 31, 2011 and December 31, 2010, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $1,450 and $1,469 as of March 31, 2011 and December 31, 2010, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $109,359 and $117,705 as of March 31, 2011 and December 31, 2010, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

11. DERIVATIVE FINANCIAL INSTRUMENTS

United uses derivative instruments to help manage adverse prices or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives may consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. United also executes derivative instruments with its commercial banking customers to facilitate its risk management strategies.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2011, United has only fair value hedges. United’s cash flow hedge matured in December of 2010.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the three months ended March 31, 2011 and 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at March 31, 2011.

Derivative Classifications and Hedging Relationships

March 31, 2011

	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$13,297	—	6.27%

Total Derivatives Used in Fair Value Hedges	$13,297

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$13,297

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,785	Other assets	$4,360

Total derivatives not designated as hedging instruments		$3,785		$4,360

Total asset derivatives		$3,785		$4,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,400	Other liabilities	$1,581

Total derivatives designated as hedging instruments		$1,400		$1,581

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,785	Other liabilities	$4,360

Total derivatives not designated as hedging instruments		$3,785		$4,360

Total liability derivatives		$5,185		$5,941

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 are presented as follows:

	Income Statement Location		Three Months Ended
			March 31, 2011	March 31, 2010
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$20	$20

Total derivatives in fair value hedging relationships			$20	$20

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$517	$588
Interest rate contracts (2)	Other expense		$(517)	$(588)

Total derivatives not designated as hedging instruments			$—	$—

Total derivatives			$20	$20

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

12. FAIR VALUE MEASUREMENTS

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflects forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at March 31, 2011 ranged from LIBOR plus 6.75% to LIBOR plus 30.00%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2011 Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$187,111	—	$187,111	—
State and political subdivisions	80,795	—	80,795	—
Residential mortgage-backed securities
Agency	271,896	—	271,896	—
Non-agency	60,631	$429	60,202	—
Trust preferred collateralized debt obligations	50,354	—	—	$50,354
Single issue trust preferred securities	12,399	454	11,945	—

Total available for sale debt securities	663,186	883	611,949	50,354
Available for sale equity securities:
Financial services industry	2,144	2,144	—	—
Equity mutual funds (1)	3,075	3,075	—	—
Other equity securities	937	937	—	—

Total available for sale equity securities	6,156	6,156	—	—

Total available for sale securities	669,342	7,039	611,949	50,354
Derivative financial assets:
Interest rate contracts	3,785	—	3,785	—
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,185	—	5,185	—

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$103,865	—	$103,865	—
State and political subdivisions	84,313	—	84,313	—
Residential mortgage-backed securities
Agency	323,733	—	323,733	—
Non-agency	73,756	$408	73,348	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

		Fair Value at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred collateralized debt obligations	49,908	—	—	49,908
Single issue trust preferred securities	11,726	446	11,280	—

Total available for sale debt securities	647,301	854	596,539	49,908
Available for sale equity securities:
Financial services industry	1,942	1,942	—	—
Equity mutual funds (1)	3,054	3,054	—	—
Other equity securities	979	979	—	—

Total available for sale equity securities	5,975	5,975	—	—

Total available for sale securities	653,276	6,829	596,539	49,908
Derivative financial assets:
Interest rate contracts	4,360	—	4,360	—
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,941	—	5,941	—

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2011 and December 31, 2010 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2011	December 31, 2010
Balance, beginning of year	$49,908	$59,294
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(2,110)	(7,322)
Included in other comprehensive income	2,556	(2,064)
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Balance, ending of year	$50,354	$49,908

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	—	—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a recurring basis in the financial statements.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first quarter of 2011.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of March 31, 2011	Fair Value Measurements at March 31, 2011 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$24,821	—	$7,927	$16,894	$600
OREO	44,362	—	43,136	1,226	382

Description	Balance as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$25,722	—	$9,741	$15,981	$7,545
OREO	44,770	—	42,705	2,065	3,364

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

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

The estimated fair values of United’s financial instruments are summarized below:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$530,771	$530,771	$461,389	$461,389
Securities available for sale	669,342	669,342	653,276	653,276
Securities held to maturity	64,477	61,350	67,036	62,315
Other securities	72,663	69,523	74,403	73,901
Loans held for sale	890	890	6,869	6,869
Loans	5,222,959	5,138,443	5,260,326	5,178,765
Derivative financial assets	3,785	3,785	4,360	4,360
Deposits	5,711,923	5,733,616	5,713,534	5,742,452
Short-term borrowings	271,309	271,309	193,214	193,214
Long-term borrowings	336,240	341,903	386,458	393,994
Derivative financial liabilities	5,185	5,185	5,941	5,941

13. STOCK BASED COMPENSATION

On May 15, 2006, United’s shareholders approved the 2006 Stock Option Plan. A total of 1,500,000 shares of United’s authorized but unissued common stock are allocated for the 2006 Stock Option Plan. Each plan year, 400,000 options will be available for award to eligible employees; however, not all 400,000 options are required to be awarded in that year. All options granted under the 2006 Stock Option Plan will be non-statutory stock options (NSOs), i.e., options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Subject to certain change in control provisions, recipients of options will be fully vested in and permitted to exercise options granted under the 2006 Stock Option Plan three years from the grant date. As of March 31, 2011, 887,650 shares have been granted under the 2006 Stock Option Plan. United recognized compensation expense for stock options granted of $126 thousand and $280 thousand for the first quarter of 2011 and 2010, respectively, which was included in salaries and employee benefits expense in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.

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

A summary of option activity under the Plans as of March 31, 2011, and the changes during the first three months of 2011 are presented below:

	Three Months Ended March 31, 2011
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2011	1,597,032			$28.91
Granted	311,300			28.64
Exercised	24,160			12.90
Forfeited or expired	24,497			13.50

Outstanding at March 31, 2011	1,859,675	$1,937	5.5	$29.28

Exercisable at March 31, 2011	1,244,075	$656	3.6	$31.15

The following table summarizes the status of United’s nonvested awards during the first three months of 2011:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2011	311,800	$6.25
Granted	311,300	7.91
Vested	—	—
Forfeited or expired	7,500	6.25

Nonvested at March 31, 2011	615,600	$7.09

Cash received from options exercised under the Plans for the three months ended March 31, 2011 and 2010 was $311 thousand and $593 thousand, respectively. During the three months ended March 31, 2011 and 2010, 24,160 and 35,040 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2011 and 2010. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2011 and 2010 was $353 thousand and $268 thousand, respectively.

The benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $125 thousand and $25 thousand from excess tax benefits related to share-based compensation for the three months ended March 31, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) was amended to change the participation rules. The decision to change the participation rules for the Plan followed current industry trends, as many large and medium size companies had taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on current employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) Plan.

Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $5 ($3 net of tax) and unrecognized actuarial losses of $31,773 ($19,064 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2011 is $1 ($1 net of tax), and $2,280 ($1,368 net of tax), respectively.

Net periodic pension cost for the three months ended March 31, 2011 and 2010 included the following components:

	Three Months Ended March 31
	2011	2010
Service cost	$612	$582
Interest cost	1,110	1,063
Expected return on plan assets	(2,055)	(1,701)
Amortization of transition asset	—	(32)
Recognized net actuarial loss	562	570
Amortization of prior service cost	—	—

Net periodic pension (benefit) cost	$229	$482

Weighted-Average Assumptions:
Discount rate	5.75%	6.25%
Expected return on assets	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2011, United has provided a liability for $848 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2007 through 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

As of March 31, 2011 and 2010, the total amount of accrued interest related to uncertain tax positions was $193 and $508, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31
	2011	2010
Net Income	$17,885	$17,422
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(4,858)	(3,311)
Related income tax effect	1,700	1,159
Less : OTTI charges recognized in net income	2,110	1,486
Related income tax benefit	(739)	(520)
Reclassification of previous noncredit OTTI to credit OTTI	1,843	1,271
Related income tax benefit	(645)	(445)

Net unrealized losses on AFS securities with OTTI	(589)	(360)

AFS securities – all other:
Net change in unrealized gains on AFS securities arising during the period	2,838	931
Related income tax effect	(993)	(326)
Net reclassification adjustment for losses (gains) included in net income	(572)	137
Related income tax (benefit) expense	200	(48)

	1,473	694

Net effect of AFS securities on other comprehensive income	884	334

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	—	130
Related income tax expense	—	(45)
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2
Related income tax expense	(1)	(1)

Net effect of HTM securities on other comprehensive income	1	86

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	—	1,532
Related income tax effect	—	(536)

Net effect of cash flow hedge derivatives on other comprehensive income	—	996

Pension plan:
Change in pension asset	—	—
Related income tax expense	—	—
Amortization of transition asset	—	(32)
Related income tax expense	—	12
Recognized net actuarial loss	562	570
Related income tax benefit	(219)	(223)

Net effect of change in pension plan asset on other comprehensive income	343	327

Total change in other comprehensive income	1,228	1,743

Total Comprehensive Income	$19,113	$19,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended March 31
	2011	2010
Basic
Net Income	$17,885	$17,422

Average common shares outstanding	43,629,364	43,455,296

Earnings per basic common share	$0.41	$0.40

Diluted
Net Income	$17,885	$17,422

Average common shares outstanding	43,629,364	43,455,296
Equivalents from stock options	71,072	79,139

Average diluted shares outstanding	43,700,436	43,534,435

Earnings per diluted common share	$0.41	$0.40

18. VARIABLE INTEREST ENTITIES

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2011			As of December 31, 2010
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$185,985	$179,457	$6,528	$186,023	$179,536	$6,487

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2011, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

PENDING ACQUISITION

After the close of business on December 15, 2010, United entered into an Agreement and Plan of Reorganization (the Agreement) with Centra Financial Holdings, Inc. (Centra), a West Virginia corporation headquartered in Morgantown, West Virginia. The acquisition of Centra will afford United the opportunity to enhance its existing footprint in Maryland and West Virginia, as well as provide an entry into Pennsylvania. Centra has $1.34 billion in assets at March 31, 2011 and 15 offices and one loan origination office. Centra’s locations are in and surrounding the four strategic markets of Hagerstown, Maryland; Martinsburg, West Virginia; Morgantown, West Virginia; and Uniontown, Pennsylvania. In accordance with the Agreement, Centra will merge with and into a wholly-owned subsidiary of United (the Merger). At which time, Centra will cease to exist and the wholly-owned subsidiary of United will survive and continue to exist as a West Virginia corporation.

The estimated aggregate consideration of the transaction is approximately $182.1 million based on Centra’s 8.5 million common shares outstanding, Centra’s 1.2 million options outstanding and United’s stock price of $26.52 per share as of March 31, 2011. Please refer to Note 2 of the unaudited notes to consolidated financial statements for more information on this acquisition.

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

As explained in Note 6, Allowance for Credit Losses to the unaudited consolidated financial statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio.

Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At March 31, 2011, the allowance for loan losses was $73.0 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.3 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first quarter of 2011 net income by approximately $4.7 million, or $0.11 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited consolidated financial statements.

Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt securities as either held to maturity or available for sale and its investments in equity securities as available for sale. Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of pooled trust preferred securities, management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.

If the estimated value of investments is less than the cost or amortized cost, the investment is considered impaired and management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. If United intends to sell, or is more likely than not will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and is not more likely than not they will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized in earnings, and 2) the amount related to all other factors, which is recognized in other comprehensive income. Given the recent disruptions in the financial markets, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. Therefore, the other-than-temporary impairment assessment has become a critical accounting policy for United. For additional information on management’s consideration of investment valuation and other than temporary impairment, see Note 3, Investment Securities, and Note 12, Fair Value Measurements, to the unaudited consolidated financial statements.

United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note 15, Income Taxes, to the unaudited Consolidated Financial Statements for information regarding United’s ASC topic 740 disclosures.

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

At March 31, 2011, approximately 10.32% of total assets, or $742.31 million, consisted of financial instruments recorded at fair value. Of this total, approximately 90.78% or $673.84 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 9.22% or $68.47 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At March 31, 2011, only $5.19 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United believes the valuations of its financial instruments mentioned above to be reasonable. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of March 31, 2011 were $7.19 billion which was an increase of $35.62 million or less than 1% from December 31, 2010. The increase was primarily the result of a $69.38 million or 15.04% increase in cash and cash equivalents and an $11.77 million or 1.48% increase in investment securities. Partially offsetting these increases in total assets was a decrease in portfolio loans of $37.37 million or less than 1%. The increase in total assets is reflected in a corresponding increase in total liabilities of $29.17 million or less than 1% from year-end 2010. The increase in total liabilities was due mainly to increases of $27.88 million or 4.81% and $2.75 million or 4.07% in borrowings and accrued expenses and other liabilities, respectively, while deposits remained flat, decreasing $1.6 million or less than 1% from year-end 2010. Shareholders’ equity was flat, increasing $6.45 million or less than 1% from year-end 2010.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2011 increased $69.38 million or 15.04% from year-end 2010. Of this total increase, interest-bearing deposits with other banks increased $40.97 million or 11.86% as United placed its excess cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $28.42 million or 24.63% and federal funds sold were flat. During the first three months of 2011, net cash of $36.64 million and $19.01 million was provided by operating activities and investing activities, respectively. Net cash of $13.74 million was provided in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2011 and 2010.

Securities

Total investment securities at March 31, 2011 increased $11.77 million or 1.48% from year-end 2010. Securities available for sale increased $16.07 million or 2.46%. This change in securities available for sale reflects $220.94 million in sales, maturities and calls of securities, $237.83 million in purchases, and an increase of $2.27 million in market value. Securities held to maturity decreased $2.56 million or 3.82% from year-end 2010 due to calls and maturities of securities. Other investment securities decreased $1.74 million or 2.34% from year-end 2010.

The following table summarizes the changes in the available for sale securities since year-end 2010:

(Dollars in thousands)	March 31 2011	December 31 2010	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$187,112	$103,865	$83,247	80.15%
State and political subdivisions	80,794	84,313	(3,519)	(4.17%)
Mortgage-backed securities	332,527	397,488	(64,961)	(16.34%)
Marketable equity securities	6,156	5,976	180	3.01%
Trust preferred collateralized debt obligations	50,354	49,908	446	0.89%
Single issue trust preferred securities	12,399	11,726	673	5.74%

Total available for sale securities, at fair value	$669,342	$653,276	$16,066	2.46%

The following table summarizes the changes in the held to maturity securities since year-end 2010:

(Dollars in thousands)	March 31 2011	December 31 2010	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,167	$11,200	$(33)	(0.29%)
State and political subdivisions	17,861	20,288	(2,427)	(11.96%)
Mortgage-backed securities	88	94	(6)	(6.38%)
Single issue trust preferred securities	32,122	32,122	—	—
Other corporate securities	3,239	3,332	(93)	(2.79%)

Total held to maturity securities, at amortized cost	$64,477	$67,036	$(2,559)	(3.82%)

At March 31, 2011, gross unrealized losses on available for sale securities were $80.16 million. Securities in an unrealized loss position at March 31, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporary impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

During the first quarter of 2011, United recognized net other-than-temporary impairment charges totaling $2.11 million on certain TRUP CDOs, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of March 31, 2011 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $5.98 million or 87.04% as loan sales exceeded loan originations in the secondary market during the first three months of 2011. Portfolio loans, net of unearned income, were flat, decreasing $37.37 million or less than 1% from year-end 2010 mainly due to a $29.67 million or 1.74% decrease in residential real estate loans. In addition, consumer loans and construction and land development loans declined $6.44 million or 2.53% and $5.11 million or 1.09%, respectively. Total commercial, financial and agricultural loans increased $4.09 million or less than 1%. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $13.69 million while commercial loans (not secured by real estate) decreased $9.60 million.

The following table summarizes the changes in the major loan classes since year-end 2010:

(Dollars in thousands)	March 31 2011	December 31 2010	$ Change	% Change
Loans held for sale	$890	$6,869	$(5,979)	(87.04%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$574,003	$574,909	$(906)	(0.16%)
Nonowner-occupied commercial real estate	1,239,074	1,224,481	14,593	1.19%
Other commercial loans	1,028,704	1,038,302	(9,598)	(0.92%)

Total commercial, financial, and agricultural	$2,841,781	$2,837,692	$4,089	0.14%
Residential real estate	1,670,712	1,700,380	(29,668)	(1.74%)
Construction & land development	465,823	470,934	(5,111)	(1.09%)
Consumer:
Bankcard	11,140	12,025	(885)	(7.36%)
Other consumer	236,770	242,320	(5,550)	(2.29%)
Less: Unearned income	(3,267)	(3,025)	(242)	(8.00%)

Total Loans, net of unearned income	$5,222,959	$5,260,326	$(37,367)	(0.71%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets remained flat, decreasing $2.63 million or less than 1% from year-end 2010 due mainly to decreases in prepaid FDIC assessments of $2.00 million due to payments of previously accrued insurance premiums, fair value of derivatives of $574 thousand, and core deposit intangibles of $383 thousand due to amortization. Partially offsetting these decreases from year-end 2010 was an increase of $1.19 million in cash surrender values of bank-owned life insurance policies.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2011 remained flat, decreasing $1.61 million or less than 1% from year-end 2010. In terms of composition, noninterest-bearing deposits increased $153.82 million or 12.78% while interest-bearing deposits decreased $155.43 million or 3.45% from December 31, 2010.

The increase in noninterest-bearing deposits was due mainly to increases in noninterest-bearing public funds of $126.11 million or 958.07%, commercial noninterest-bearing deposits of $29.09 million or 3.28% and personal noninterest-bearing deposits of $13.69 million or 4.81%.

The decrease in interest-bearing deposits was due mainly to a decrease of $88.89 million or 30.63% in interest-bearing checking deposits, a $65.47 million or 3.88% decrease of interest-bearing money market accounts (MMDAs), and a $46.06 million or 4.01% decrease of time deposits under $100,000. The $88.89 million decrease in interest-bearing checking deposits is mainly due to declines in state and municipal interest-bearing checking accounts of $47.64 million, personal interest-bearing checking accounts of $21.05 million, and commercial interest-bearing checking accounts of $20.19 million. The $65.47 million decrease in interest-bearing MMDAs is due to a $45.33 million or 43.12% and a $29.45 million or 5.55% decline in public funds MMDAs and commercial MMDAs, respectively. The $46.06 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $32.41 million, variable rate CDs decreasing $9.50 million, and Certificate of Deposit Account Registry Service (CDARS)

balances declining $4.92 million. Partially offsetting these decreases in interest-bearing deposits were increases in time deposits over $100,000 of $19.75 million and regular savings balances of $23.57 million.

The following table summarizes the changes in the deposit categories since year-end 2010:

(Dollars In thousands)	March 31 2011	December 31 2010	$ Change	% Change
Demand deposits	$687,817	$657,395	$30,422	4.63%
Interest-bearing checking	201,265	290,153	(88,888)	(30.63%)
Regular savings	411,906	388,332	23,574	6.07%
Money market accounts	2,292,184	2,234,252	57,932	2.59%
Time deposits under $100,000	1,108,940	1,153,337	(44,397)	(3.85%)
Time deposits over $100,000	1,009,811	990,065	19,746	1.99%

Total deposits	$5,711,923	$5,713,534	$(1,611)	(0.03%)

Borrowings

Total borrowings at March 31, 2011 increased $27.88 million or 4.81% during the first three months of 2011. Since year-end 2010, short-term borrowings increased $78.10 million or 40.42% due to a $73.46 million increase in securities sold under agreements to repurchase and a $5.28 million increase in federal funds purchased. Long-term borrowings decreased $50.22 million or 12.99% since year-end 2010 as long-term FHLB advances decreased $50.09 million or 24.78% due to repayments.

The table below summarizes the change in the borrowing categories since year-end 2010:

(Dollars in thousands)	March 31 2011	December 31 2010	$ Change	% Change
Federal funds purchased	$13,820	$8,542	$5,278	61.79%
Securities sold under agreements to repurchase	256,558	183,097	73,461	40.12%
TT&L note option	931	1,575	(644)	(40.89%)
Long-term FHLB advances	152,090	202,181	(50,091)	(24.78%)
Issuances of trust preferred capital securities	184,150	184,277	(127)	(0.07%)

Total borrowings	$607,549	$579,672	$27,877	4.81%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2011 increased $2.75 million or 4.07% from year-end 2010 mainly as a result of an increase in income taxes payable of $5.99 million due to a timing difference in payments. Interest payable decreased $916 thousand due to a decline in interest-bearing deposits and FHLB advances and derivative liabilities decreased $755 thousand due to a change in value.

Shareholders’ Equity

Shareholders’ equity at March 31, 2011 increased $6.45 million or less than 1% from December 31, 2010 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $4.79 million for the quarter.

Accumulated other comprehensive income increased $1.23 million due mainly to an increase of $1.47 million, net of deferred income taxes, in United’s available for sale investment portfolio and amortization of pension costs of $343 thousand, net of deferred taxes. Partially offsetting these increases in accumulated other comprehensive income is the non-credit portion of OTTI losses of $589 thousand for the first quarter of 2011.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2011 was $17.89 million or $0.41 per diluted share compared to $17.42 million or $0.40 per share for the first three months of 2010. United’s annualized return on average assets for the first three months of 2011 was 1.02% and return on average shareholders’ equity was 9.04% as compared to 0.92% and 9.17% for the first three months of 2010. United’s returns compare very favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of 0.29% and average return on equity of 1.58% for the year of 2010.

The results for the first quarter of 2011 include noncash, before-tax, other-than-temporary impairment charges of $2.11 million on certain investment securities. The results for the first quarter of 2010 included a net gain of $1.24 million on the sale of a corporate bond and noncash, before-tax, other-than-temporary impairment charges of $1.49 million on certain investment securities.

Net interest income for the first three months of 2011 was $59.36 million, which was a decrease of $1.12 million or 1.85% from net interest income of $60.48 million for the first three months of 2010. The decrease in net interest income occurred because total interest income declined $10.24 million while total interest expense declined $9.12 million from the first quarter of 2010.

The provision for loan losses was $4.44 million for the first three months of 2011 as compared to $6.87 million for the first three months of 2010. Noninterest income was $14.65 million for the first three months of 2011, down $922 thousand or 5.92% when compared to the first three months of 2010. Noninterest expense decreased $282 thousand or less than 1% for the first three months of 2011 compared to the same period in 2010. Income taxes increased $213 thousand for the first three months of 2011 as compared to the first three months of 2010. The effective tax rate for the first quarter of 2011 and 2010 was 31.50% for both quarters.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2011 and 2010, are presented below.

Net interest income for the first three months of 2011 was $59.36 million, which was a decrease of $1.12 million or 1.85% from the first quarter of 2010. The $1.12 million decrease in net interest income occurred because total interest income declined $10.24 million while total interest expense declined $9.12 million from the first quarter of 2010. On a linked-quarter basis, net interest income for the first quarter of 2011 increased $802 thousand or 1.37% from the fourth quarter of 2010. The $802 thousand increase in net interest income occurred because total interest income declined $3.35 million while total interest expense declined $4.15 million from the fourth quarter of 2010. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2011 was $60.82 million, a decrease of $1.22 million or 1.97% from the first quarter of 2010. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $594.25 million or 8.67% for the first quarter of 2011. Average net loans declined $444.49 million or 7.94% for the first quarter of 2011 while average investments decreased $154.18 million or 16.34% due mainly to maturities and calls of securities from the first quarter of 2010. In addition, the average yield on earning assets declined 19 basis points for the first quarter of 2011 as compared to the first quarter of 2010. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 46 basis points in the first quarter of 2011 average cost of funds. The net interest margin for the first quarter of 2011 was 3.92%, up 27 basis points from a net interest margin of 3.65% for the first quarter of 2010.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2011 increased $840 thousand or 1.40% from the fourth quarter of 2010 due mainly to a decrease in average interest-bearing liabilities. Average interest-bearing borrowings decreased $480.46 million or 8.92% from the fourth quarter of 2010 due in large part to the repayment of approximately $359.87 million in Federal Home Loan Bank (FHLB) advances during the first quarter of 2011 and the fourth quarter of 2010. In addition, the first quarter of 2011 average yield on earning assets increased 12 basis points while the average cost of funds decreased 17 basis points from the fourth quarter of 2010. Partially offsetting the increases to tax-equivalent net interest income was a decline in average earning assets of $340.26 million or 5.16% from the fourth quarter of 2010 as average short-term investments decreased $190.06 million or 37.53%, average net loans declined $90.67 million or 1.73% and average investment securities decreased $59.53 million or 7.01%. The net interest margin of 3.92% for the first quarter of 2011 was an increase of 30 basis points from the net interest margin of 3.62% for the fourth quarter of 2010.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2011, March 31, 2010 and December 31, 2010:

	Three Months Ended
(Dollars in thousands)	March 31 2011	March 31 2010	December 31 2010
Net interest income, GAAP basis	$59,363	$60,479	$58,561
Tax-equivalent adjustment (1)	1,453	1,557	1,415

Tax-equivalent net interest income	$60,816	$62,036	$59,976

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2011 and 2010, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$316,384	$292	0.37%	$311,968	$296	0.38%
Investment Securities:
Taxable	694,274	6,662	3.84%	826,400	9,713	4.70%
Tax-exempt	94,893	1,608	6.78%	116,947	2,016	6.90%

Total Securities	789,167	8,270	4.19%	943,347	11,729	4.97%
Loans, net of unearned income (2)	5,225,197	66,748	5.17%	5,664,641	73,628	5.26%
Allowance for loan losses	(72,941)			(67,900)

Net loans	5,152,256		5.24%	5,596,741		5.32%

Total earning assets	6,257,807	$75,310	4.86%	6,852,056	$85,653	5.05%

Other assets	821,532			823,366

TOTAL ASSETS	$7,079,339			$7,675,422

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,322,396	$10,511	0.99%	$4,791,431	$15,942	1.35%
Short-term borrowings	243,653	27	0.04%	257,585	33	0.05%
Long-term borrowings	337,467	3,956	4.75%	717,678	7,642	4.32%

Total Interest-Bearing Funds	4,903,516	14,494	1.20%	5,766,694	23,617	1.66%

Noninterest-bearing deposits	1,320,246			1,078,209
Accrued expenses and other liabilities	53,390			59,758

TOTAL LIABILITIES	6,277,152			6,904,661
SHAREHOLDERS’ EQUITY	802,187			770,761

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,079,339			$7,675,422

NET INTEREST INCOME		$60,816			$62,036

INTEREST SPREAD			3.66%			3.39%

NET INTEREST MARGIN			3.92%			3.65%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2011 and 2010, the provision for loan losses was $4.44 million and $6.87 million, respectively. Net charge-offs were $4.49 million for the first quarter of 2011 as compared to net charge-offs of $6.51 million for the same quarter in 2010. These lower amounts of provision expense and net charge-offs for 2011 compared to the first quarter of 2010 were due mainly to lower commercial loan charge-offs. On a linked-quarter basis, United’s provision for loan losses and net charge-offs increased $10.05 million and $12.35 million, respectively, from the fourth quarter of 2010. United recovered funds from its insurance carrier in the amount of $15.00 million during the fourth quarter of 2010 related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans in the amount of $17.55 million previously charged-off in 2009. The $15.00 million of insurance proceeds were recorded as a recovery within United’s allowance for loan losses. As a result, a negative provision for loan losses expense of $5.62 million was recorded for the fourth quarter of 2010 as compared to the provision for loan losses expense of $4.59 million for the first quarter of 2011. The $15.00 million recovery on these loans in the fourth quarter of 2010 resulted in net recoveries of $7.85 million for the fourth quarter of 2010 as compared to net charge-offs of $4.49 million for the first quarter of 2011. Annualized net charge-offs as a percentage of average loans were 0.34% for the first quarter of 2011. This ratio compares very favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 1.45% for the year of 2010.

At March 31, 2011, nonperforming loans were $72.96 million or 1.40% of loans, net of unearned income compared to nonperforming loans of $67.23 million or 1.28% of loans, net of unearned income at December 31, 2010. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $6.54 million at March 31, 2011, a decrease of $259 thousand or 3.81% from $6.80 million at year-end 2010. At March 31, 2011, nonaccrual loans were $62.70 million, an increase of $2.71 million or 4.51% from $60.00 million at year-end 2010. The increase in nonaccrual loans was primarily due to one failed residential development in the Shenandoah Valley region of Virginia of $2.5 million and a general contractor under financial duress with aggregate loans of $2.5 million. Restructured loans were $3.72 million at March 31, 2011 as compared to $437 thousand restructured loans at year-end 2010. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $117.32 million, including OREO of $44.36 million at March 31, 2011, represented 1.63% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 3.38% at December 31, 2010.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2011, impaired loans were $74.56 million, which was an increase of $4.20 million or 5.96% from the $70.36 million in impaired loans at December 31, 2010. This increase in impaired loans was due mainly to increased impairments associated with loans in the Company’s residential real estate portfolio primarily as a result of the current economic conditions. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March

31, 2011, the allowance for credit losses was $75.14 million which was comparable to $75.04 million at December 31, 2010.

At March 31, 2011, the allowance for loan losses was $72.98 million as compared to $73.03 million at December 31, 2010. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.40% at March 31, 2011 and 1.39% of loans, net of unearned income at December 31, 2010. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 100.02% and 108.63% at March 31, 2011 and December 31, 2010, respectively. The coverage ratio for United’s Federal Reserve peer group was 77.59% at December 31, 2010. For United, this ratio at March 31, 2011 declined from the ratio at December 31, 2010 because nonperforming loans increased $5.73 million or 8.52% while the allowance for loan losses was relatively flat from year-end 2010, increasing $58 thousand or less than 1%. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $911 thousand or 1.3%. The increased allocations did not increase the overall level of the reserve because of a decrease in the estimate for imprecision of $968 thousand. This increase in allocations coincided with the increase of 8.52% in nonperforming loans in comparison with year-end 2010. The Company’s detailed methodology and analysis indicated only a slight decrease in the allowance for loan losses primarily because of the offsetting factors of lower loans outstanding, changes within historical loss rates, decreased loss allocations on impaired loans and higher levels of nonaccrual loans within the nonperforming loan category.

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

United’s formal company-wide review of the allowance for loan losses at March 31, 2011 produced increased allocations in four of the six loan categories. The allowance allocated to commercial real estate owner occupied loans increased by $562 thousand primarily due to an increase in historical loss rates. The allowance for commercial real estate nonowner-occupied loans also increased by $772 thousand due primarily to an increase in loans outstanding within the segments of the pool having higher historical loss rates. Another pool reflecting increased allocation was the residential real estate loan pool which increased by $548 thousand due to higher historical loss rates. The remaining increase in the loan pool allowance allocations occurred in the real estate construction and development loan pool, which increased $342 thousand due to increased historical loss rates. Offsetting these increases was a decrease in the other commercial loan pool of $1.20 million. The decrease was driven by a combination of lower loan outstandings, lower historical loss rates, and reduced specific allocations of impaired loans of $273 thousand. The remaining loan pool with decreased allowance allocations occurred in the consumer loan pool which reflected decreased allocations of $112 thousand as a result of lower loan outstandings. In summary, the overall level of the allowance for loan losses was stable in comparison from year-end 2010 as a result of offsetting factors within the portfolio as described in the narrative. The increased allocations in the commercial real estate, residential real estate and real estate construction and development pools recognize the continuing economic problems and elevated risk factors of that sector of the economy. The reserve for lending-related commitments at March 31, 2011 was $2.16 million, an increase of $154 thousand or 7.68% from December 31, 2010.

An allowance is established for probable losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $7.47 million at March 31, 2011 and $8.59 million at December 31, 2010. Compared to the prior year-end, this element of the allowance decreased by $1.12 million primarily due to decreased commercial real estate nonowner-occupied, other commercial, residential real estate and real estate construction and development loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased by $968 thousand at March 31, 2011 to $2.02 million. The estimate for imprecision of $2.02 million at March 31, 2011 represents 2.77% of the Company’s total allowance for loan losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for loan losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.14 million at March 31, 2011 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first quarter of 2011 was $14.65 million, which was a decrease of $922 thousand or 5.92% from the first quarter of 2010. Included in noninterest income for the first quarter of 2011 were noncash, before-tax, other-than-temporary impairment charges of $2.11 million on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $1.49 million on certain investment securities for the first quarter of 2010. Also, included in noninterest income for the first quarter of 2011 were before-tax, net gains of $551 thousand as compared to before-tax, net gains of $1.11 million for the first quarter of 2010. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains from sales and calls of investment securities, noninterest income for the first quarter of 2011 would have increased $259 thousand or 1.62% from the first quarter of 2010.

This increase for the first quarter of 2011 was due primarily to an increase in fees from deposit services. Fees from deposit services were $9.63 million for the first quarter of 2011 which was an increase of $407 thousand or 4.41% from the first quarter of 2010. In particular, ATM fees increased $362 thousand while check card income increased $220 thousand for the first quarter of 2011 as compared to the first quarter of 2010. Partially offsetting these increases was a decrease of $253 thousand in overdraft fees due mainly to the impact of Regulation E. Regulation E is a Federal Reserve Board rule that prohibits financial institutions from charging customers fees for paying overdrafts on ATMs and one-time debit card transactions unless a customer consents to the overdraft service for those types of transactions. Regulation E became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts.

In addition, income from bank-owned life insurance policies was $1.18 million for the first quarter of 2011, an increase of $147 thousand or 14.30% from the first quarter of 2010. This increase in income was due to an increase in the cash surrender values of the policies.

Mortgage banking income for the first quarter of 2011 increased $122 thousand or 108.93% from the first quarter of 2010 due to increased mortgage loan sales in the secondary market. Mortgage loan sales were $13.74 million in the first three months of 2011 as compared to $11.04 million in the first three months of 2010.

Revenue from trust and brokerage services for the first quarter of 2011 increased $38 thousand or 1.16% due mainly to an increase in volume. Revenue from trust and brokerage services was $3.31 million for the first quarter of 2011 as compared to $3.27 million for the first quarter of 2010.

Partially offsetting these increases was a decrease in fees from bankcard services of $487 thousand due mainly to the sale of United’s merchant business in the fourth quarter of 2010. Fees from bankcard services were $555 thousand for the first quarter of 2011 as compared to $1.04 million for the first quarter of 2010. A reduction in bankcard processing costs as a result of the sale of United’s merchant business is included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the first quarter of 2011 increased $1.30 million from the fourth quarter of 2010. Included in the results for the first quarter of 2011 and fourth quarter of 2010 were noncash, before-tax, other-than-temporary impairment charges of $2.11 million and $5.40 million, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have decreased $2.55 million or 13.57% on a linked-quarter basis due primarily to decreases of $1.02 million in fees from bankcard services due mainly to the sale of United’s merchant business, $660 thousand in income from derivatives not in hedge relationships due to a change in the fair value, $379 thousand in fees from trust and brokerage services due to a decline in the value of assets under management and $150 thousand in fees from deposit services due mainly to the impact of Regulation E. A similar amount of expense related to the change in the fair value of other derivative financial instruments as well as a reduction in bankcard processing costs as a result of the sale of United’s merchant business are included in other expense in the income statement.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2011 was $43.47 million which was relatively flat from the first quarter of 2010, a decrease of $282 thousand or less than 1%.

This slight decrease was due mainly to a decrease in bankcard processing expense due mainly to the sale of United’s merchant business in the fourth quarter of 2010. Bankcard processing costs were $293 thousand for the first quarter of 2011, a decrease of $504 thousand or 63.24% from the first quarter of 2010.

In addition, net occupancy expense for the first quarter of 2011 decreased $284 thousand or 6.08% from the first quarter of 2010. This decrease was due mainly to lower building rental and maintenance costs.

Employee benefits expense for the first quarter of 2011 decreased $116 thousand or 2.58% from the first quarter of 2010. Specifically within employee benefits expense, pension expense decreased $104 thousand for the first quarter of 2011 due mainly to a $9.1 million contribution in the third quarter of 2010. The contribution increased the earnings on the plan assets thus reducing the pension expense.

Employee compensation for the first quarter of 2011 was relatively flat from the first quarter of 2010, declining $31 thousand or less than 1% due mainly to a decline of $154 thousand in stock options expense as the options granted in 2007 vested during the fourth quarter of 2010. Stock options expense was $126 thousand for the first quarter of 2011 as compared to $280 thousand for the first quarter of 2010. Partially offsetting this decline was a slight increase in base salaries of $108 thousand or less than 1%.

Partially offsetting these decreases was an increase in equipment expense. Equipment expense was $1.65 million for the first quarter of 2011, an increase of $277 thousand or 20.15% from the first quarter of 2010 due to more repairs.

Other real estate owned (OREO) expense was $1.77 million for the first quarter of 2011, an increase of $147 thousand or 9.07% from the first quarter of 2010. This increase was due mainly to declines in the fair values of OREO properties.

Data processing expense increased $107 thousand or 3.80% for the first quarter of 2011 as compared to the first quarter of 2010.

On a linked-quarter basis, noninterest expense for the first quarter of 2011 decreased $5.91 million or 11.96% from the fourth quarter of 2010 due primarily to decreases of $3.10 million in OREO expense due mainly to lower losses on sales and smaller declines in the fair values of OREO properties, $1.33 million in employee compensation due to lower commissions and incentives, $660 thousand in expense from derivatives not in hedge relationships due to a change in the fair value and $655 thousand in bankcard processing expense due mainly to the sale of United’s merchant business. Partially offsetting these decreases were increases of $583 thousand in employee benefits expense due to higher pension costs, $273 thousand in net occupancy expense due mainly to higher utilities and maintenance costs and $266 thousand in data processing fees.

Income Taxes

For the first quarter of 2011, United had an income tax expense of $8.22 million as compared to income tax expense of $8.01 million for the first quarter of 2010. United’s effective tax rate was approximately 31.50% for the first three months of 2011 and 2010. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2010 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2010 in the specified contractual obligations disclosed in the Annual Report on Form 10-K.

As of March 31, 2011, United recorded a liability for uncertain tax positions, including interest and penalties, of $848 thousand in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2010 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2011 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2010 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2011, cash of $36.64 million was provided by operating activities due mainly to net income of $17.89 million for the quarter. Net cash of $19.01 million was provided by investing activities which was primarily due to the net repayment of $32.87 million in portfolio loans. Partially offsetting this increase in cash was the use of $13.78 million for excess net purchases of investment securities over sales, calls and maturities of investment securities. During the first three months of 2011, net cash of $13.74 million was provided by financing activities due primarily to an increase in short-term borrowings of $78.10 million. Uses of cash for financing activities included the repayment of FHLB borrowings in the amount of $50.09 million and the payment of cash dividends in the amount of $13.09 million for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $69.38 million for the first three months of 2011.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.86% at March 31, 2011 and 13.65% at December 31, 2010, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.45% and 10.51%, respectively, at March 31, 2011, are also well above regulatory minimum requirements.

Total shareholders’ equity was $799.46 million at March 31, 2011, which was relatively flat from December 31, 2010, increasing $6.45 million or less than 1%. United’s equity to assets ratio was 11.12% at March 31, 2011 as compared to 11.08% at December 31, 2010. The primary capital ratio, capital and reserves to total assets and reserves, was 12.04% at March 31, 2011 as compared to 12.00% at December 31, 2010. United’s average equity to average asset ratio was 11.33% for the first quarter of 2011 as compared to 10.04% the first quarter of 2010. All of these financial measurements reflect a financially sound position.

During the first quarter of 2011, United’s Board of Directors declared a cash dividend of $0.30 per share. Total cash dividends declared were $13.10 million for the first quarter of 2011 which was relatively flat from $13.05 million for the first quarter of 2010.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2011 and December 31, 2010:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2011	December 31, 2010
+200	8.77%	6.87%
+100	3.62%	2.71%
-100	0.60%	1.80%

At March 31, 2011, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.62% over one year as compared to an increase of 2.71% at December 31, 2010. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 8.77% over one year as of March 31, 2011, as compared to an increase of 6.87% as of December 31, 2010. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.60% over one year as of March 31, 2011 as compared to an increase of 1.80%, over one year as of December 31, 2010. With the federal funds rate at 0.25% at March 31, 2011 and December 31, 2010, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. During the first quarter of 2011, United received cash of $110 thousand on the retained interest in the securitization and recognized income of the same amount in the period. However, the securitization trust (the Trust) is subject to an adverse judgment arising from a class action suit. An order granting supplemental damages and entry of final judgment was entered March 5, 2010. Subsequent to the order, the Trust entered into a settlement with all members of the Settlement Class wherein the Trust agreed not to appeal the case and the plaintiffs agreed to accept reduced and limited damages in settlement and dismissal of their claims with prejudice. The settlement will be strictly paid from the residual cash flows from the Trust and not the Company. Because the future payments and prepayments of loans in the Trust cannot be predicted, United cannot currently determine when or how long residual cash flow to United may be interrupted.

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

At March 31, 2011, United’s mortgage-related securities portfolio had an amortized cost of $324 million, of which approximately $229 million or 71% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.7 years and a weighted average yield of 4.82%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 4.8%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 25%.

United had approximately $53 million in 15-year mortgage backed securities with a projected yield of 4.74% and a projected average life of 2.1 years as of March 31, 2011. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.8 years and a weighted average maturity (WAM) of 8.7 years.

United had approximately $16 million in 20-year mortgage backed securities with a projected yield of 4.84% and a projected average life of 3.7 years on March 31, 2011. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 7.2 years and a weighted average maturity (WAM) of 12.2 years.

United had approximately $7 million in 30-year mortgage backed securities with a projected yield of 6.57% and a projected average life of 4.5 years on March 31, 2011. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 11.1 years and a weighted average maturity (WAM) of 17.9 years.

The remaining 12% of the mortgage related securities portfolio at March 31, 2011, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2011, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2011 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In April, 2011, United Bankshares, Inc. and United Bank, Inc. were named as defendants in two putative class actions. In the first putative class action, the plaintiffs seek to represent a national class of United Bank customers allegedly harmed by United Bank’s overdraft practices. In the second putative class action, the plaintiff seeks to represent a class of West Virginia residents allegedly harmed by United Bank’s overdraft practices.

These lawsuits are substantially similar to class action lawsuits being filed against financial institutions nationwide. At this stage of the proceedings, it is too early to determine if these matters would be reasonably expected to have a material adverse effect on United’s financial condition. Based on a preliminary review of the complaints, United believes it has meritorious defenses to the claims asserted in both proceedings.

In the normal course of business, United and its subsidiaries are currently involved in other various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all other such litigation will be resolved with no material effect on United’s financial position.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2010 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sold during the quarter ended March 31, 2011 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2011	—	—	—	322,200
2/01 – 2/28/2011	145	$29.80	—	322,200
3/01 – 3/31/2011	—	—	—	322,200

Total	145	$29.80	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2011, no shares were exchanged by participants in United’s stock option plans.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2011, the following shares were purchased for the deferred compensation plan: February 2011 – 145 shares at an average price of $29.80.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Summary of Compensation Paid to Named Executive Officers

Exhibit 10.2	Summary of Amendment to Richard M. Adams’ Employment Contract

Exhibit 10.3	Summary of Amendments to Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: May 6, 2011	/s/ Richard M. Adams
Richard M. Adams,
Chairman of the Board and Chief Executive Officer

Date: May 6, 2011	/s/ Steven E. Wilson
Steven E. Wilson,
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

10.1	Summary of Compensation Paid to Named Executive Officers	(c	)

10.2	Summary of Amendment to Richard M. Adams’ Employment Contract	(c	)

10.3	Summary of Amendments to Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson	(c	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	67

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	68

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	69

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	70

101	The following materials from United’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	(d	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated February 28, 2011 and filed March 4, 2011 for United Bankshares, Inc., File No.0-13322.
(d)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.