Form 10-Q
period 2011-06-30
UNITED BANKSHARES INC/WV
filed 2011-08-02
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Class - Common Stock, $2.50 Par Value; 50,193,958 shares outstanding as of July 26, 2011.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2011 and December 31, 2010, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and six months ended June 30, 2011 and 2010, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2011, the related condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	June 30 2011	December 31 2010
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$122,162	$115,352
Interest-bearing deposits with other banks	385,174	345,319
Federal funds sold	733	718

Total cash and cash equivalents	508,069	461,389
Securities available for sale at estimated fair value (amortized cost-$671,879 at June 30, 2011 and $717,797 at December 31, 2010)	608,334	653,276
Securities held to maturity (estimated fair value-$62,220 at June 30, 2011 and $62,315 at December 31, 2010)	63,699	67,036
Other investment securities	69,812	74,403
Loans held for sale	1,057	6,869
Loans	5,255,788	5,263,351
Less: Unearned income	(3,692)	(3,025)

Loans net of unearned income	5,252,096	5,260,326
Less: Allowance for loan losses	(73,132)	(73,033)

Net loans	5,178,964	5,187,293
Bank premises and equipment	56,276	55,378
Goodwill	311,641	311,765
Accrued interest receivable	23,261	23,564
Other assets	312,870	314,746

TOTAL ASSETS	$7,133,983	$7,155,719

Liabilities
Deposits:
Noninterest-bearing	$1,435,549	$1,203,255
Interest-bearing	4,292,987	4,510,279

Total deposits	5,728,536	5,713,534
Borrowings:
Federal funds purchased	10,460	8,542
Securities sold under agreements to repurchase	190,676	183,097
Federal Home Loan Bank borrowings	151,998	202,181
Other short-term borrowings	302	1,575
Other long-term borrowings	184,065	184,277
Reserve for lending-related commitments	2,049	2,006
Accrued expenses and other liabilities	61,656	67,495

TOTAL LIABILITIES	6,329,742	6,362,707

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-44,319,157 at June 30, 2011 and December 31, 2010, including 673,672 and 697,522 shares in treasury at June 30, 2011 and December 31, 2010, respectively	110,798	110,798
Surplus	93,372	93,431
Retained earnings	682,403	673,260
Accumulated other comprehensive loss	(59,335)	(60,656)
Treasury stock, at cost	(22,997)	(23,821)

TOTAL SHAREHOLDERS’ EQUITY	804,241	793,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,133,983	$7,155,719

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$65,322	$71,682	$131,180	$144,459
Interest on federal funds sold and other short-term investments	284	267	576	563
Interest and dividends on securities:
Taxable	5,858	9,047	12,520	18,760
Tax-exempt	971	1,193	2,016	2,503

Total interest income	72,435	82,189	146,292	166,285

Interest expense
Interest on deposits	9,740	14,478	20,251	30,420
Interest on short-term borrowings	26	44	53	77
Interest on long-term borrowings	4,048	7,503	8,004	15,145

Total interest expense	13,814	22,025	28,308	45,642

Net interest income	58,621	60,164	117,984	120,643
Provision for loan losses	4,800	6,400	9,236	13,268

Net interest income after provision for credit losses	53,821	53,764	108,748	107,375

Other income
Fees from trust and brokerage services	3,437	3,461	6,747	6,733
Fees from deposit services	10,341	10,117	19,972	19,341
Bankcard fees and merchant discounts	683	1,078	1,238	2,120
Other service charges, commissions, and fees	381	490	835	848
Income from bank-owned life insurance	1,228	1,185	2,403	2,213
Income from mortgage banking	131	129	365	241
Other income	599	1,424	1,450	2,339

Total other-than-temporary impairment losses	(870)	(10,673)	(3,886)	(13,983)
Portion of loss recognized in other comprehensive income	(3,226)	9,577	(2,320)	11,401

Net other-than-temporary impairment losses	(4,096)	(1,096)	(6,206)	(2,582)
Net gains on sales/calls of investment securities	630	796	1,181	1,904

Net investment securities losses	(3,466)	(300)	(5,025)	(678)

Total other income	13,334	17,584	27,985	33,157

Other expense
Employee compensation	15,015	14,848	29,885	29,749
Employee benefits	4,131	4,332	8,509	8,826
Net occupancy expense	4,140	4,274	8,527	8,945
Other real estate owned (OREO) expense	1,233	2,648	3,000	4,268
Equipment expense	1,459	1,443	3,111	2,818
Data processing expense	2,752	2,749	5,677	5,567
Bankcard processing expense	182	774	475	1,571
FDIC insurance expense	2,327	2,457	4,664	4,848
Other expense	10,438	11,663	21,298	22,347

Total other expense	41,677	45,188	85,146	88,939

Income before income taxes	25,478	26,160	51,587	51,593
Income taxes	8,026	8,241	16,250	16,252

Net income	$17,452	$17,919	$35,337	$35,341

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Earnings per common share:
Basic	$0.40	$0.41	$0.81	$0.81

Diluted	$0.40	$0.41	$0.81	$0.81

Dividends per common share	$0.30	$0.30	$0.60	$0.60

Average outstanding shares:
Basic	43,645,541	43,539,531	43,637,497	43,497,809
Diluted	43,676,407	43,640,805	43,686,203	43,587,686

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2011
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2011	44,319,157	$110,798	$93,431	$673,260	($60,656)	($23,821)	$793,012

Comprehensive income:
Net income	0	0	0	35,337	0	0	35,337
Other comprehensive income, net of tax	0	0	0	0	1,321	0	1,321

Total comprehensive income, net of tax							36,658
Stock based compensation expense	0	0	462	0	0	0	462
Purchase of treasury stock (310 shares)	0	0	0	0	0	(9)	(9)
Cash dividends ($0.60 per share)	0	0	0	(26,194)	0	0	(26,194)
Common stock options exercised (24,160 shares)	0	0	(521)	0	0	833	312

Balance at June 30, 2011	44,319,157	$110,798	$93,372	$682,403	($59,335)	($22,997)	$804,241

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended June 30
	2011	2010
NET CASH PROVIDED BY OPERATING ACTIVITIES	$55,118	$63,545

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	3,282	5,645
Proceeds from sales of securities held to maturity	0	2,238
Proceeds from sales of securities available for sale	21,900	54,076
Proceeds from maturities and calls of securities available for sale	689,096	324,783
Purchases of securities available for sale	(670,176)	(338,551)
Net purchases of bank premises and equipment	(3,490)	(1,519)
Net change in other investment securities	4,570	545
Net change in loans	(908)	261,722

NET CASH PROVIDED BY INVESTING ACTIVITIES	44,274	308,939

FINANCING ACTIVITIES
Cash dividends paid	(26,183)	(26,095)
Excess tax benefits from stock-based compensation arrangements	125	307
Acquisition of treasury stock	(9)	0
Proceeds from exercise of stock options	312	1,977
Repayment of long-term Federal Home Loan Bank borrowings	(50,183)	(75,171)
Distribution of treasury stock for deferred compensation plan	0	513
Changes in:
Deposits	15,002	(356,956)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	8,224	83,483

NET CASH USED IN FINANCING ACTIVITIES	(52,712)	(371,942)

Increase in cash and cash equivalents	46,680	542

Cash and cash equivalents at beginning of year	461,389	449,767

Cash and cash equivalents at end of period	$508,069	$450,309

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2011 and 2010 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2010 has been extracted from the audited financial statements included in United’s 2010 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2010 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments of ASU 2011-05 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 is not expected to have a material impact on United’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The amended guidance changes several aspects of the fair value measurement guidance ASC 820, “Fair Value Measurement”, and includes several new fair value disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on United’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Consideration of Effective Control on Repurchase Agreements”, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on United’s financial condition or results of operation.

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

2. MERGERS AND ACQUISITIONS

At the close of business on July 8, 2011, United acquired 100% of the outstanding common stock of Centra Financial Holdings, Inc. (Centra), a West Virginia corporation headquartered in Morgantown, West Virginia. The results of operations of Centra will be included in the consolidated results of operations from the date of acquisition. The acquisition of Centra was not considered significant to United to require additional disclosures.

At consummation, Centra had assets of approximately $1.31 billion, loans of $1.04 billion, deposits of $1.13 billion and shareholders’ equity of $132 million. The transaction was accounted for under the purchase method of accounting.

The aggregate purchase price was approximately $170 million, including common stock valued at $161.4 million and $8.4 million of cash paid for vested stock options and fractional shares. The number of shares issued in the transaction was 6,548,473, which were valued based on the closing market price of $24.65 for United’s common shares on July 8, 2011.

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized below.

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$167,179	$2	$0	$167,181	$0
State and political subdivisions	73,885	3,161	106	76,940	0
Residential mortgage-backed securities
Agency	235,904	11,791	44	247,651	0
Non-agency	55,384	759	4,673	51,470	3,284
Trust preferred collateralized debt obligations	118,863	0	71,379	47,484	43,251
Single issue trust preferred securities	15,218	367	3,285	12,300	0
Marketable equity securities	5,446	104	242	5,308	0

Total	$671,879	$16,184	$79,729	$608,334	$46,535

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$103,851	$14	$0	$103,865	$0
State and political subdivisions	81,801	2,711	199	84,313	0
Residential mortgage-backed securities
Agency	308,601	15,132	0	323,733	0
Non-agency	77,524	880	4,648	73,756	3,835
Trust preferred collateralized debt obligations	124,632	0	74,724	49,908	45,021
Single issue trust preferred securities	15,594	287	4,155	11,726	0
Marketable equity securities	5,794	297	116	5,975	0

Total	$717,797	$19,321	$83,842	$653,276	$48,856

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2011 and December 31, 2010.

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
June 30, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	3,878	92	665	14
Residential mortgage-backed securities
Agency	10,336	44	0	0
Non-agency	1,384	1	15,688	4,672
Trust preferred collateralized debt obligations	0	0	47,484	71,379
Single issue trust preferred securities	497	3	7,485	3,282
Marketable equity securities	1,165	78	581	164

Total	$17,260	$218	$71,903	$79,511

	Less than 12 months		12 months or longer
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2010
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	7,373	160	624	39
Residential mortgage-backed securities
Agency	91	0	0	0
Non-agency	5,127	15	23,716	4,633
Trust preferred collateralized debt obligations	0	0	49,908	74,724
Single issue trust preferred securities	0	0	7,093	4,155
Marketable equity securities	339	52	389	64

Total	$12,930	$227	$81,730	$83,615

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

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Proceeds from sales and calls	$489,483	$237,543	$710,996	$378,859
Gross realized gains	629	411	1,222	595
Gross realized losses	0	63	21	384

At June 30, 2011, gross unrealized losses on available for sale securities were $79,729 on 74 securities of a total portfolio of 285 available for sale securities. Securities in an unrealized loss position at June 30, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporary impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio remains AAA rated. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 65% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 35% includes collateral that was originated in the years of 2006 and 2007. Ninety-six percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities were other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a monthly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test on each bond that is below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. At June 30, 2011, United determined that a certain non-agency mortgage-backed security was deemed to have additional other-than-temporary-impairment. Of the securities that have been deemed to have other-than-temporary impairment, the security specific assumptions utilized ranged from a CDR of 4.0% to 6.0% in year 1, 4.0% to 6.5% in year 2, and 2.0% to 4.0% for the remaining life of the security. The loss severity upon default ranged from 20.0% to 55.0% and the constant prepayment speeds ranged from 11.0% to 17.0% annually. The credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2011 on these non-agency residential mortgage-backed securities, which are not expected to be sold, was $318 thousand.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the second quarter of 2011, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $634 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years.

Trust preferred collateralized debt obligations

In analyzing the duration and severity of the losses on TRUP CDOs, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the severe widening of the bid/ask spread; (2) the markets for TRUP CDOs ultimately became dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums in the broader markets was responsible for a significant amount of the price decline in the TRUP CDO portfolio.

At June 30, 2011, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely than not that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2011 related to these securities, which are not expected to be sold, was $3.78 million.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of June 30, 2011 consisted of $10.00 million in investment grade bonds, $5.00 million in split-rated bonds and $103.86 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of June 30, 2011 consisted of $4.50 million in investment grade bonds, $504 thousand in split-rated bonds, and $5.76 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of June 30, 2011:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$12,707	$6,605	$6,102	$0	$5,000	$7,707
Senior – Insurance	10,000	6,450	3,550	10,000	0	0
Mezzanine – Bank (now in senior position)	17,091	7,431	9,660	0	0	17,091
Mezzanine – Bank	65,677	21,913	43,764	0	0	65,677
Mezzanine – Insurance	6,500	3,240	3,260	0	0	6,500
Mezzanine – Bank & Insurance (combination)	6,888	1,845	5,043	0	0	6,888
Single issue trust preferreds	10,767	7,485	3,282	4,502	504	5,761

Totals	$129,630	$54,969	$74,661	$14,502	$5,504	$109,624

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade pooled trust preferred securities in the table above range from a low of BBB to a high of A+. The ratings of the split-rated pooled trust preferred securities range from a low of CCC to a high of Baa2, while the below investment grade pooled trust preferred securities range from a low of D to a high of Ba1. The available for sale single issue trust preferred securities’ ratings range from a low of CC to a high of BBB.

United has recognized cumulative credit-related other-than-temporary impairment of $18.58 million on fourteen pooled trust preferred securities since the third quarter of 2009. Of the remaining ten securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 67.0% to a high of 281.5%, with a median of 96.2%, and a weighted average of 116.1%. The collateralization ratio is defined as the current performing collateral in a deal, divided by the current balance of the specific tranche United owns, plus any debt which is senior or pari passu with United’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at June 30, 2011:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
Senior – Bank	$12,707	79.1 - 80.9%	8.7 - 12.9%	13.9 - 18.3%	0.3 - 0.5%	6.2 - 7.4%	$297
Senior – Insurance	10,000	83.2 - 95.1%	0.0 - 0.0%	3.5 - 9.3%	1.0 - 1.0%	6.5 - 6.6%	0
Mezzanine – Bank (now in senior position)	17,091	72.9 - 75.7%	1.5 - 7.3%	1.9 - 5.1%	0.5 - 1.0%	8.3 - 8.5%	3,962
Mezzanine – Bank	65,677	48.9 - 90.2%	7.5 - 17.8%	8.1 - 27.4%	0.3 - 1.0%	7.7 - 11.6%	13,237
Mezzanine – Insurance	6,500	82.8 - 83.2%	0.0 - 0.0%	9.3 - 11.5%	0.0 - 1.0%	6.5 - 8.9%	0
Mezzanine – Bank & Ins.	6,888	60.6 - 78.6%	10.8 - 17.9%	15.1 - 32.0%	0.3 - 0.5%	6.9 - 9.3%	1,085

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 53.3% to 90.2%. The weighted average percentage of performing collateral is 74.2%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.
(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.38% to 1.20%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of June 30, 2011 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of June 30, 2011, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of June 30, 2011, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2010	$35,324
Additions for credit losses on securities for which OTTI was not previously recognized	500
Additions for additional credit losses on securities for which OTTI was previously recognized	5,706

Balance of cumulative credit losses at June 30, 2011	$41,530

The amortized cost and estimated fair value of securities available for sale at June 30, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$169,210	$169,238	$107,419	$107,498
Due after one year through five years	47,066	49,592	44,849	47,035
Due after five years through ten years	112,045	117,524	148,551	154,657
Due after ten years	338,112	266,672	411,184	338,110
Marketable equity securities	5,446	5,308	5,794	5,976

Total	$671,879	$608,334	$717,797	$653,276

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,133	$2,178	$0	$13,311
State and political subdivisions	17,124	208	333	16,999
Residential mortgage-backed securities
Agency	82	13	0	95
Non-agency	2	0	0	2
Single issue trust preferred securities	32,118	33	3,578	28,573
Other corporate securities	3,240	0	0	3,240

Total	$63,699	$2,432	$3,911	$62,220

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,200	$2,069	$0	$13,269
State and political subdivisions	20,288	399	109	20,578
Residential mortgage-backed securities
Agency	92	13	0	105
Non-agency	2	0	0	2
Single issue trust preferred securities	32,122	0	7,093	25,029
Other corporate securities	3,332	0	0	3,332

Total	$67,036	$2,481	$7,202	$62,315

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of June 30, 2011, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.88 million), SunTrust Bank ($7.37 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and a sale of held to maturity securities that have been included in earnings as a result of those calls and sale. During the first six months of 2010, a corporate bond with a carrying value of $1.00 million and classified as held-to-maturity was sold as a result of a limited opportunity to divest in this issuer, which had filed bankruptcy in 2008. United realized a gain of $1.24 million on the sale of the bond. Gains or losses on calls and sale of held to maturity securities are recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Gross realized gains	1	52	1	1,297
Gross realized losses	0	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,751	$1,768	$1,962	$1,981
Due after one year through five years	9,346	10,361	5,048	5,168
Due after five years through ten years	13,193	14,306	20,513	22,628
Due after ten years	39,409	35,785	39,513	32,538

Total	$63,699	$62,220	$67,036	$62,315

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $538,239 and $586,510 at June 30, 2011 and December 31, 2010, respectively.

4. LOANS

Major classifications of loans are as follows:

	June 30, 2011	December 31, 2010
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$577,576	$574,909
Nonowner-occupied commercial real estate	1,267,913	1,224,481
Other commercial loans	1,051,599	1,038,302

Total commercial, financial & agricultural	2,897,088	2,837,692
Residential real estate	1,665,466	1,700,380
Construction & land development	432,918	470,934
Consumer:
Bankcard	11,224	12,025
Other consumer	249,092	242,320

Total gross loans	$5,255,788	$5,263,351

The table above does not include loans held for sale of $1,057 and $6,869 at June 30, 2011 and December 31, 2010, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $112,271 and $92,902 at June 30, 2011 and December 31, 2010, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of June 30, 2011, United had TDRs of $3,886 as compared to $437 as of December 31, 2010. The entire $3,886 aggregate balance of TDRs at June 30, 2011 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. The TDR amount of $437 at December 31, 2010 was past due 90 days or more and is included in the “90 Days or more Past Due” and the “Recorded Investment >90 Days & Accruing” categories in the following “Age Analysis of Past Due Loans” table. As of June 30, 2011, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of June 30, 2011

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,171	$7,375	$12,546	$565,030	$577,576	$770
Nonowner-occupied	13,911	9,238	23,149	1,244,764	1,267,913	1,430
Other commercial	8,074	10,286	18,360	1,033,239	1,051,599	807
Residential real estate	35,296	24,363	59,659	1,605,807	1,665,466	4,232
Construction & land development	10,503	12,039	22,542	410,376	432,918	1,126
Consumer:
Bankcard	248	112	360	10,864	11,224	112
Other consumer	3 839	575	4,414	244,678	249,092	388

Total	$77,042	$63,988	$141,030	$5,114,758	$5,255,788	$8,865

Age Analysis of Past Due Loans

As of December 31, 2010

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,525	$11,570	$19,095	$555,814	$574,909	$1,481
Nonowner-occupied	12,827	5,014	17,841	1,206,640	1,224,481	204
Other commercial	14,687	8,942	23,629	1,014,673	1,038,302	841
Residential real estate	49,758	20,383	70,141	1,630,239	1,700,380	3,814
Construction & land development	6,803	20,387	27,190	443,744	470,934	254
Consumer:
Bankcard	409	124	533	11,492	12,025	124
Other consumer	4,660	811	5,471	236,849	242,320	517

Total	$96,669	$67,231	$163,900	$5,099,451	$5,263,351	$7,235

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	June 30, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$6,605	$10,089
Nonowner-occupied	7,808	4,810
Other commercial	9,479	8,101
Residential real estate	20,131	16,569
Construction & land development	10,913	20,133
Consumer:
Bankcard	0	0
Other consumer	187	294

Total	$55,123	$59,996

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

	As of June 30, 2011
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$521,950	$1,152,357	$925,416	$364,959
Special mention	26,995	61,807	69,130	43,960
Substandard	28,631	53,749	56,933	22,999
Doubtful	0	0	120	1,000

Total	$577,576	$1,267,913	$1,051,599	$432,918

	As of December 31, 2010
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$502,228	$1,133,186	$897,196	$366,358
Special mention	27,156	59,159	80,015	47,183
Substandard	45,525	32,136	61,083	51,282
Doubtful	0	0	8	6,111

Total	$574,909	$1,224,481	$1,038,302	$470,934

Credit Quality Indicators

Consumer Credit Exposure

	As of June 30, 2011
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,572,039	$10,864	$244,678
Special mention	42,034	248	3 839
Substandard	51,156	112	575
Doubtful	237	0	0

Total	$1,665,466	$11,224	$249,092

	As of December 31, 2010
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,605,589	$11,492	$236,888
Special mention	47,538	409	4,621
Substandard	47,008	124	811
Doubtful	245	0	0

Total	$1,700,380	$12,025	$242,320

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

The following table sets forth United’s impaired loans information by class of loans:

Impaired Loans

For the Six Months Ended June 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$6,326	$8,409	$0	$11,615	$41
Nonowner-occupied	4,905	5,118	0	4,903	237
Other commercial	3,672	4,374	0	6,341	72
Residential real estate	7,660	8,739	0	8,363	120
Construction & land development	9,165	15,859	0	16,895	108
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$999	$999	$37	$333	$0
Nonowner-occupied	5,164	5,470	970	3,365	64
Other commercial	5,995	6,959	2,009	4,219	61
Residential real estate	12,611	14,660	1,999	12,033	143
Construction & land development	4,753	6,049	2,210	6,699	73
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$7,325	$9,408	$37	$11,948	$41
Nonowner-occupied	10,069	10,588	970	8,268	301
Other commercial	9,667	11,333	2,009	10,560	133
Residential real estate	20,271	23,399	1,999	20,396	263
Construction & land development	13,918	21,908	2,210	23,594	181
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	0	0

For the Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$10,837	$11,970	$0	$4,229	$323
Nonowner-occupied	3,365	3,579	0	5,444	239
Other commercial	4,512	4,718	0	5,480	376
Residential real estate	6,650	7,971	0	6,742	301
Construction & land development	19,275	22,506	0	14,743	569
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	47	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$0	$0	$0	$4,462	$0
Nonowner-occupied	2,924	3,124	918	1,881	80
Other commercial	3,923	4,304	2,147	2,961	244
Residential real estate	9,195	10,694	1,920	5,228	488
Construction & land development	8,360	8,785	3,408	13,876	358
Consumer:
Bankcard	0	0	0	0	0
Other consumer	1,320	1,320	200	273	1
Total:
Commercial real estate:
Owner-occupied	$10,837	$11,970	$0	$8,691	$323
Nonowner-occupied	6,289	6,703	918	7,325	319
Other commercial	8,435	9,022	2,147	8,441	620
Residential real estate	15,845	18,665	1,920	11,970	789
Construction & land development	27,635	31,291	3,408	28,619	927
Consumer:
Bankcard	0	0	0	0	0
Other consumer	1,320	1,320	200	320	1

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

For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $250 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first six months of 2011, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,049 and $2,006 at June 30, 2011 and December 31, 2010, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the six months ended June 30, 2011 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Six Months Ended June 30, 2011

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	1,072	105	1,243	3,634	3,584	702	0	10,340
Recoveries	55	117	312	515	10	194	0	1,203
Provision	1,303	1,303	(1,905)	4,402	2,904	475	754	9,236

Ending balance	$3,402	$13,771	$19,082	$12,936	$18,068	$2,128	$3,745	$73,132

Ending Balance: individually evaluated for impairment	$37	$970	$2,009	$1,999	$2,210	$0	$0	$7,245
Ending Balance: collectively evaluated for impairment	$3,365	$12,801	$17,073	$10,937	$15,858	$2,128	$3,745	$65,887

Financing receivables:
Ending balance	$577,576	$1,267,913	$1,051,599	$1,665,466	$432,918	$260,316	$0	$5,255,788
Ending Balance: individually evaluated for impairment	$11,171	$9,171	$8,897	$18,345	$16,012	$0	$0	$63,596
Ending Balance: collectively evaluated for impairment	$566,405	$1,258,742	$1,042,702	$1,647,121	$416,906	$260,316	$0	$5,192,192

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($28,793)	$2,202

Goodwill not subject to amortization			$311,641

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($28,055)	$2,940

Goodwill not subject to amortization			$311,765

United incurred amortization expense of $354 and $737 for the quarter and six months ended June 30, 2011, respectively, and $491 and $1,025 for the quarter and six months ended June 30, 2010, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2011	$1,362
2012	915
2013	467
2014	196
2015 and thereafter	0

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $285,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2011, federal funds purchased were $10,460 while securities sold under agreements to repurchase were $190,676. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2011, United had no outstanding balance under this line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of June 30, 2011, United Bank (VA)

had an outstanding balance of $302 and had additional funding available of $4,698.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2011, United had an unused borrowing amount of approximately $1,765,535 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At June 30, 2011, $151,998 of FHLB advances with a weighted-average interest rate of 4.18% is scheduled to mature within the next eight years.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2011	$10,000
2012	55,000
2013	29,275
2014	26,638
2015 and thereafter	31,085

Total	$151,998

United has a total of ten statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2011 and December 31, 2010, the outstanding balances of the Debentures were $184,065 and $184,277 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,560,329 and $1,562,371 of loan commitments outstanding as of June 30, 2011 and December 31, 2010, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $156 and $1,469 as of June 30, 2011 and December 31, 2010, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $113,909 and $117,705 as of June 30, 2011 and December 31, 2010, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of June 30, 2011, United only has fair value hedges. United’s cash flow hedge matured in December of 2010.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at June 30, 2011:

Derivative Classifications and Hedging Relationships

June 30, 2011

	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,213	0.00%	6.27%

Total Derivatives Used in Fair Value Hedges	$13,213

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$13,213

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$4,059	Other assets	$4,360

Total derivatives not designated as hedging instruments		$4,059		$4,360

Total asset derivatives		$4,059		$4,360

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,446	Other liabilities	$1,581

Total derivatives designated as hedging instruments		$1,446		$1,581

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$4,059	Other liabilities	$4,360

Total derivatives not designated as hedging instruments		$4,059		$4,360

Total liability derivatives		$5,505		$5,941

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 are presented as follows:

	Income Statement Location		Three Months Ended
			June 30, 2011	June 30, 2010
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$21	$23

Total derivatives in fair value hedging relationships			$21	$23

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$289	$1,126
Interest rate contracts (2)	Other expense		$(289)	$(1,126)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$21	$23

	Income Statement Location		Six Months Ended
			June 30, 2011	June 30, 2010
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$41	$43

Total derivatives in fair value hedging relationships			$41	$43

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$806	$1,714
Interest rate contracts (2)	Other expense		$(806)	$(1,714)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$41	$43

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflects forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at June 30, 2011 ranged from LIBOR plus 6.75% to LIBOR plus 26.25%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2011 Using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$167,181	$0	$167,181	$0
State and political subdivisions	76,940	0	76,940	0
Residential mortgage-backed securities
Agency	247,651	0	247,651	0
Non-agency	51,470	376	51,094	0
Trust preferred collateralized debt obligations	47,484	0	0	47,484
Single issue trust preferred securities	12,300	467	11,833	0

Total available for sale debt securities	603,026	843	554,699	47,484
Available for sale equity securities:
Financial services industry	2,211	2,211	0	0
Equity mutual funds (1)	2,167	2,167	0	0
Other equity securities	930	930	0	0

Total available for sale equity securities	5,308	5,308	0	0

Total available for sale securities	608,334	6,151	554,699	47,484
Derivative financial assets:
Interest rate contracts	4,059	0	4,059	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,505	0	5,505	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$103,865	$0	$103,865	$0
State and political subdivisions	84,313	0	84,313	0
Residential mortgage-backed securities
Agency	323,733	0	323,733	0
Non-agency	73,756	408	73,348	0

		Fair Value at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred collateralized debt obligations	49,908	0	0	49,908
Single issue trust preferred securities	11,726	446	11,280	0

Total available for sale debt securities	647,301	854	596,539	49,908
Available for sale equity securities:
Financial services industry	1,942	1,942	0	0
Equity mutual funds (1)	3,054	3,054	0	0
Other equity securities	979	979	0	0

Total available for sale equity securities	5,975	5,975	0	0

Total available for sale securities	653,276	6,829	596,539	49,908
Derivative financial assets:
Interest rate contracts	4,360	0	4,360	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,941	0	5,941	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2011 and December 31, 2010 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2011	December 31, 2010
Balance, beginning of year	$49,908	$59,294
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(5,888)	(7,322)
Included in other comprehensive income	3,464	(2,064)
Purchases	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3	0	0
Transfers out of Level 3	0	0

Balance, ending of period	$47,484	$49,908

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first six months of 2011.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2011	Fair Value Measurements at June 30, 2011 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$29,522	$0	$13,797	$15,725	$1,550
OREO	45,671	0	44,694	977	892

Description	Balance as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$25,722	$0	$9,741	$15,981	$7,545
OREO	44,770	0	42,705	2,065	3,364

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

Loans: The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar creditworthiness, which include adjustments for liquidity concerns.

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

The estimated fair values of United’s financial instruments are summarized below:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$508,069	$508,069	$461,389	$461,389
Securities available for sale	608,334	608,334	653,276	653,276
Securities held to maturity	63,699	62,220	67,036	62,315
Other securities	69,812	66,808	74,403	73,901
Loans held for sale	1,057	1,057	6,869	6,869
Loans	5,252,096	5,172,146	5,260,326	5,178,765
Derivative financial assets	4,059	4,059	4,360	4,360
Deposits	5,728,536	5,753,953	5,713,534	5,742,452
Short-term borrowings	201,438	201,438	193,214	193,214
Long-term borrowings	336,063	342,900	386,458	393,994
Derivative financial liabilities	5,505	5,505	5,941	5,941

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award.

The 2011 LTI Plan replaces the 2006 Stock Option Plan which expired during the second quarter of 2011. A total of 887,650 shares were granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $336 and $462 for the second quarter and first half of 2011, respectively, which was included in salaries and employee benefits expense in the unaudited Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares which were available for the 2006 Stock Option Plan.

United currently has options outstanding from various option plans other than the 2011 Stock Option Plan (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the plans is ten (10) years.

A summary of option activity under the Plans as of June 30, 2011, and the changes during the first six months of 2011 are presented below:

	Six Months Ended June 30, 2011
	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2011	1,597,032			$28.91
Granted	311,300			28.64
Exercised	24,160			12.90
Forfeited or expired	45,997			21.15

Outstanding at June 30, 2011	1,838,175	$1,140,582	5.3	$29.27

Exercisable at June 30, 2011	1,229,575	$490,016	3.3	$31.13

The following table summarizes the status of United’s nonvested awards during the first six months of 2011:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2011	311,800	$6.25
Granted	311,300	7.91
Vested	0	0.00
Forfeited or expired	14,500	6.54

Nonvested at June 30, 2011	608,600	$7.09

Cash received from options exercised under the Plans for the six months ended June 30, 2011 and 2010 was $312 and $1,977, respectively. During the six months ended June 30, 2011 and 2010, 24,160 and 120,478 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for both the six months ended June 30, 2011 and 2010. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2011 and 2010 was $353 and $1,304, respectively.

The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $125 and $307 from excess tax benefits related to share-based compensation for the six months ended June 30, 2011 and 2010, respectively.

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

Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $5 ($3 net of tax) and unrecognized actuarial losses of $31,773 ($19,064 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2011 is $1 ($1 net of tax) and $2,280 ($1,368 net of tax), respectively.

Net periodic pension cost for the three and six months ended June 30, 2011 and 2010 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Service cost	$618	$588	$1,230	$1,170
Interest cost	1,122	1,074	2,232	2,137
Expected return on plan assets	(2,078)	(1,721)	(4,133)	(3,422)
Amortization of transition asset	0	(33)	0	(65)
Recognized net actuarial loss	569	576	1,131	1,146
Amortization of prior service cost	0	0	0	0

Net periodic pension (benefit) cost	$231	$484	$460	$966

Weighted-Average Assumptions:
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of June 30, 2011, United has provided a liability for $980 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2007 through 2009.

As of June 30, 2011 and 2010, the total amount of accrued interest related to uncertain tax positions was $205 and $525, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Income	$17,452	$17,919	$35,337	$35,341
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(5,002)	(10,671)	(9,860)	(13,982)
Related income tax effect	1,751	3,735	3,451	4,894
Less : OTTI charges recognized in net income	4,096	1,096	6,206	2,582
Related income tax benefit	(1,433)	(384)	(2,172)	(904)
Reclassification of previous noncredit OTTI to credit OTTI	4,131	0	5,974	1,271
Related income tax benefit	(1,446)	0	(2,091)	(445)

Net unrealized losses on AFS securities with OTTI	2,097	(6,224)	1,508	(6,584)
AFS securities – all other:
Net change in unrealized gains on AFS securities arising during the period	(2,981)	10,219	(143)	11,150
Related income tax effect	1,043	(3,576)	50	(3,902)
Net reclassification adjustment for (gains) losses included in net income	(630)	(348)	(1,202)	(211)
Related income tax expense (benefit)	221	122	421	74

	(2,347)	6,417	(874)	7,111

Net effect of AFS securities on other comprehensive income	(250)	193	634	527

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	0	0	0	130
Related income tax expense	0	0	0	(45)
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	4	4
Related income tax expense	(1)	(1)	(2)	(2)

Net effect of HTM securities on other comprehensive income	1	1	2	87

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	0	2,306	0	3,838
Related income tax effect	0	(807)	0	(1,343)

Net effect of cash flow hedge derivatives on other comprehensive income	0	1,499	0	2,495

Pension plan:
Change in pension asset	0	0	0	0
Related income tax expense	0	0	0	0
Amortization of transition asset	0	(33)	0	(65)
Related income tax expense	0	14	0	26
Recognized net actuarial loss	569	576	1,131	1,146
Related income tax benefit	(227)	(230)	(446)	(453)

Net effect of change in pension plan asset on other comprehensive income	342	327	685	654

Total change in other comprehensive income	93	2,020	1,321	3,763

Total Comprehensive Income	$17,545	$19,939	$36,658	$39,104

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Basic
Net Income	$17,452	$17,919	$35,337	$35,341

Average common shares outstanding	43,645,541	43,539,531	43,637,497	43,497,809

Earnings per basic common share	$0.40	$0.41	$0.81	$0.81

Diluted
Net Income	$17,452	$17,919	$35,337	$35,341

Average common shares outstanding	43,645,541	43,539,531	43,637,497	43,497,809
Equivalents from stock options	30,866	101,274	48,706	89,877

Average diluted shares outstanding	43,676,407	43,640,805	43,686,203	43,587,686

Earnings per diluted common share	$0.40	$0.41	$0.81	$0.81

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2011			As of December 31, 2010
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$186,091	$179,520	$6,571	$186,023	$179,536	$6,487

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2011, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

SUBSEQUENT EVENT

After the close of business on July 8, 2011, United acquired 100% of the outstanding common stock of Centra Financial Holdings, Inc. (“Centra”), a West Virginia corporation headquartered in Morgantown, West Virginia. The results of operations of Centra, which are not significant, will be included in the consolidated results of operations from the date of acquisition. The acquisition of Centra enhances United’s existing footprint in Maryland and West Virginia, as well as provides an entry into Pennsylvania. Centra was merged with and into UBC Holding Company, Inc. (“UBC”), a wholly-owned subsidiary of United (the “Merger”) in a transaction to be accounted for under the purchase method of accounting.

At consummation, Centra had assets of approximately $1.31 billion, loans of $1.04 billion, deposits of $1.13 billion and shareholders’ equity of $132 million. With the Centra acquisition United now holds the #1 deposit market share position in the Morgantown, West Virginia, MSA, the #2 deposit market share position in Fayette County, Pennsylvania, and jumps to the #5 spot in the Hagerstown-Martinsburg, MD-WV, MSA. Following completion of the merger with Centra, United has approximately $8.5 billion in assets and 126 full service offices in West Virginia, Virginia, Maryland, Ohio, Pennsylvania and Washington, D.C.

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

As explained in Note 6, Allowance for Credit Losses to the unaudited consolidated financial statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At June 30, 2011, the allowance for loan losses was $73.1 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.3 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first half of 2011 net income by approximately $4.8 million, or $0.11 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited consolidated financial statements.

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

United’s calculation of income tax provision is inherently complex due to the various tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note 15, Income Taxes, to the unaudited Consolidated Financial Statements for information regarding United’s ASC topic 740 disclosures.

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

At June 30, 2011, approximately 9.63% of total assets, or $687.59 million, consisted of financial instruments recorded at fair value. Of this total, approximately 90.67% or $623.40 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 9.33% or $64.19 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At June 30, 2011, only $5.51 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United believes the valuations of its financial instruments mentioned above to be reasonable. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of June 30, 2011 were $7.13 billion which was a decrease of $21.74 million or less than 1% from December 31, 2010. The decrease was primarily the result of a $52.87 million or 6.65% decrease in investment securities and a $5.81 million or 84.61% decrease in loans held for sale. In addition, portfolio loans decreased $8.23 million or less than 1% from year-end 2010. Partially offsetting these decreases in total assets was an increase in cash and cash equivalents of $46.68 million or 10.12%. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $32.97 million or less than 1% from year-end 2010. The decrease in total liabilities was due mainly to decreases of $42.17 million or 7.27% and $5.84 million or 8.65% in borrowings and accrued expenses and other liabilities, respectively, while deposits remained flat, increasing $15.00 million or less than 1% from year-end 2010. Shareholders’ equity increased $11.23 million or 1.42% from year-end 2010.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2011 increased $46.68 million or 10.12% from year-end 2010. Of this total increase, interest-bearing deposits with other banks increased $39.86 million or 11.54% as United placed its excess cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $6.81 million or 5.90% and federal funds sold increased $15 thousand or 2.09%. During the first six months of 2011, net cash of $55.12 million and $44.27 million was provided by operating activities and investing activities, respectively. Net cash of $52.71 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2011 and 2010.

Securities

Total investment securities at June 30, 2011 decreased $52.87 million or 6.65% from year-end 2010. Securities available for sale decreased $44.94 million or 6.88%. This change in securities available for sale reflects $709.79 million in sales, maturities and calls of securities, $670.18 million in purchases, and an $874 thousand decrease in market value. Securities held to maturity decreased $3.34 million or 4.98% from year-end 2010 due to calls and maturities of securities. Other investment securities decreased $4.59 million or 6.17% from year-end 2010.

The following table summarizes the changes in the available for sale securities since year-end 2010:

(Dollars in thousands)	June 30 2011	December 31 2010	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$167,181	$103,865	$63,316	60.96%
State and political subdivisions	76,940	84,313	(7,373)	(8.74%)
Mortgage-backed securities	299,121	397,488	(98,367)	(24.75%)
Marketable equity securities	5,308	5,976	(668)	(11.18%)
Trust preferred collateralized debt obligations	47,484	49,908	(2,424)	(4.86%)
Single issue trust preferred securities	12,300	11,726	574	4.90%

Total available for sale securities, at fair value	$608,334	$653,276	$(44,942)	(6.88%)

The following table summarizes the changes in the held to maturity securities since year-end 2010:

(Dollars in thousands)	June 30 2011	December 31 2010	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,133	$11,200	$(67)	(0.60%)
State and political subdivisions	17,124	20,288	(3,164)	(15.60%)
Mortgage-backed securities	84	94	(10)	(10.64%)
Single issue trust preferred securities	32,118	32,122	(4)	(0.01%)
Other corporate securities	3,240	3,332	(92)	(2.76%)

Total held to maturity securities, at amortized cost	$63,699	$67,036	$(3,337)	(4.98%)

At June 30, 2011, gross unrealized losses on available for sale securities were $79.73 million. Securities in an unrealized loss position at June 30, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

During the first half of 2011, United recognized net other-than-temporary impairment charges totaling $5.89 million and $318 thousand, respectively, on certain TRUP CDOs and non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of June 30, 2011 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities, as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $5.81 million or 84.61% as loan sales exceeded loan originations in the secondary market during the first six months of 2011. Portfolio loans, net of unearned income, were flat, decreasing $8.23 million or less than 1% from year-end 2010 mainly due to a $38.02 million or 8.07% decrease in construction and land development loans and a $34.91 million or 2.05% decrease in residential real estate loans. Partially offsetting these decreases was a $59.40 million or 2.09% increase in total commercial, financial and agricultural loans. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $46.10 million while commercial loans (not secured by real estate) increased $13.30 million.

The following table summarizes the changes in the loan categories since year-end 2010:

(Dollars in thousands)	June 30 2011	December 31 2010	$ Change	% Change
Loans held for sale	$1,057	$6,869	$(5,812)	(84.61%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$577,576	$574,909	$2,667	0.46%
Nonowner-occupied commercial real estate	1,267,913	1,224,481	43,432	3.55%
Other commercial loans	1,051,599	1,038,302	13,297	1.28%

Total commercial, financial, and agricultural	$2,897,088	$2,837,692	$59,396	2.09%
Residential real estate	1,665,466	1,700,380	(34,914)	(2.05%)
Construction & land development	432,918	470,934	(38,016)	(8.07%)
Consumer:
Bankcard	11,224	12,025	(801)	(6.66%)
Other consumer	249,092	242,320	6,772	2.79%
Less: Unearned income	(3,692)	(3,025)	(667)	(22.05%)

Total Loans, net of unearned income	$5,252,096	$5,260,326	$(8,230)	(0.16%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets remained flat, decreasing $1.88 million or less than 1% from year-end 2010 due mainly to a decrease of $4.18 million in prepaid FDIC assessments due to payments of previously accrued insurance premiums. Partially offsetting this decrease from year-end 2010 was an increase of $2.57 million in cash surrender values of bank-owned life insurance policies.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2011 remained flat, increasing $15.00 million or less than 1% from year-end 2010. In terms of composition, noninterest-bearing deposits increased $232.29 million or 19.31% while interest-bearing deposits decreased $217.29 million or 4.82% from December 31, 2010.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $128.34 million or 14.49%, noninterest-bearing public funds of $98.33 million or 746.97%, and personal noninterest-bearing deposits of $13.13 million or 4.61%.

The decrease in interest-bearing deposits was due mainly to an $80.59 million or 7.02% decrease of time deposits under $100,000, an $80.28 million or 4.75% decrease of interest-bearing money market accounts (MMDAs), and a decrease of $67.15 million or 23.14% in interest-bearing checking deposits. In addition, time deposits over $100,000 decreased $14.90 million or 1.50%. The $80.59 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $54.71 million, variable rate CDs decreasing $19.54 million, and Certificate of Deposit Account Registry Service (CDARS) balances declining $6.46 million. The $80.28 million decrease in interest-bearing MMDAs is due to a $60.49 million and a $34.96 million decline in public funds MMDAs and personal MMDAs, respectively. The $67.15 million decrease in interest-bearing checking deposits is mainly due to declines in state and municipal interest-bearing checking accounts of $35.87 million, personal interest-bearing checking accounts of $14.76 million, and commercial interest-bearing checking accounts of $16.52 million. The $14.90 million decrease in time deposits over $100,000 was the result of declines in fixed and variable rate CDs of $28.74 million and

$5.72 million, respectively. Partially offsetting these decreases in interest-bearing deposits were increases in regular savings balances of $22.74 million, CDARS balances over $100,000 of $18.79 million, and commercial MMDAs of $15.18 million.

The following table summarizes the changes in the deposit categories since year-end 2010:

(Dollars In thousands)	June 30 2011	December 31 2010	$ Change	% Change
Demand deposits	$798,430	$657,395	$141,035	21.45%
Interest-bearing checking	223,000	290,153	(67,153)	(23.14%)
Regular savings	411,072	388,332	22,740	5.86%
Money market accounts	2,245,236	2,234,252	10,984	0.49%
Time deposits under $100,000	1,075,632	1,153,337	(77,705)	(6.74%)
Time deposits over $100,000	975,166	990,065	(14,899)	(1.50%)

Total deposits	$5,728,536	$5,713,534	$15,002	0.26%

Borrowings

Total borrowings at June 30, 2011 decreased $42.17 million or 7.27% during the first six months of 2011. Since year-end 2010, short-term borrowings increased $8.22 million or 4.26% due to a $7.58 million increase in securities sold under agreements to repurchase and a $1.92 million increase in federal funds purchased. Long-term borrowings decreased $50.40 million or 13.04% since year-end 2010 as long-term FHLB advances decreased $50.18 million or 24.82% due to repayments.

The table below summarizes the change in the borrowing categories since year-end 2010:

(Dollars in thousands)	June 30 2011	December 31 2010	$ Change	% Change
Federal funds purchased	$10,460	$8,542	$1,918	22.45%
Securities sold under agreements to repurchase	190,676	183,097	7,579	4.14%
TT&L note option	302	1,575	(1,273)	(80.83%)
Long-term FHLB advances	151,998	202,181	(50,183)	(24.82%)
Issuances of trust preferred capital securities	184,065	184,277	(212)	(0.12%)

Total borrowings	$537,501	$579,672	$42,171	(7.27%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2011 decreased $5.84 million or 8.65% from year-end 2010 mainly as a result of a decrease in income taxes payable of $1.38 million due to a timing difference in payments, a decrease of $1.30 million in accrued employee expenses and a $1.06 million decline in interest payable due to a decline in interest-bearing deposits and FHLB advances.

Shareholders’ Equity

Shareholders’ equity at June 30, 2011 increased $11.23 million or 1.42% from December 31, 2010 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $9.14 million for the first six months of 2011.

Accumulated other comprehensive income increased $1.32 million due mainly to an increase of $1.51 million, net of deferred taxes, in the non-credit portion of OTTI losses and amortization of pension costs of $685 thousand, net of deferred taxes. Partially offsetting this increase in the non-credit portion of OTTI is a decrease of $874 thousand, net of deferred income taxes, in United’s available for sale investment portfolio.

RESULTS OF OPERATIONS

Overview

Net income for the first six months of 2011 was $35.34 million or $0.81 per diluted share which was comparable to the $35.34 million or $0.81 per diluted share for the first six months of 2010. Net income for the second quarter of 2011 was $17.45 million or $0.40 per diluted share, as compared to $17.92 million or $0.41 per diluted share reported for the prior year second quarter.

The results for the first half and second quarter of 2011 included before-tax, net gains of $1.18 million and $630 thousand, respectively, on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $6.21 million and $4.10 million, respectively, on certain investment securities. Results for the first half and second quarter of 2010 included before-tax, net gains of $1.90 million and $796 thousand, respectively, on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $2.58 million and $1.10 million, respectively, on certain investment securities.

United’s annualized return on average assets for the first six months of 2011 was 1.00% and return on average shareholders’ equity was 8.85% as compared to 0.94% and 9.20% for the first six months of 2010. For the second quarter of 2011, United’s annualized return on average assets was 0.98% and return on average shareholders’ equity was 8.66% as compared to 0.96% and 9.23% for the second quarter of 2010. United’s returns compare very favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of 0.70% and average return on equity of 6.57% for the first quarter of 2011.

Net interest income for the first six months of 2011 was $117.98 million, a decrease of $2.66 million or 2.20% from the prior year’s first six months. Net interest income for the second quarter of 2011 was $58.62 million, a decrease of $1.54 million or 2.56% from prior year’s second quarter. The provision for credit losses was $9.24 million and $4.80 million for the first six months and second quarter of 2011, respectively, as compared to $13.27 million and $6.40 million for the first six months and second quarter of 2010, respectively.

Noninterest income for the first six months of 2011 was $27.99 million which was a decrease of $5.17 million or 15.60% from the first six months of 2010. For the second quarter of 2011, noninterest income was $13.33 million, a decrease of $4.25 million or 24.17% from the second quarter of 2010. Included in noninterest income were the previously mentioned net sales gains and other-than-temporary impairment charges on investment securities. For the first six months of 2011, noninterest expense decreased $3.79 million or 4.26% from the first six months of 2010. For the second quarter of 2011, noninterest expense decreased $3.51 million or 7.77% from the second quarter of 2010.

For the first six months of 2011 and 2010, income tax expense was $16.25 million for both time periods. The effective tax rate for the first six months of 2011 and 2010 was 31.50%. Income taxes for the second quarter of 2011 were $8.03 million as compared to $8.24 million for the second quarter of 2010. For the quarters ended June 30, 2011 and 2010, United’s effective tax rate was also 31.50%.

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

Generally, net interest income has declined thus far in 2011 from the same time periods in 2010 as interest income has declined more than interest expense. The lower amount of net interest income has been due largely to a decrease in average earning assets as a result of less loan demand due to current economic conditions and a lack of desirable reinvestment options for securities as they mature or are called. Yields on earning assets have also declined from last year due to lower reinvestment rates on loans and securities as a result of historically low market interest rates. United has been able to lower its funding costs on deposits and short-term borrowings from last year due to these lower market interest rates even to the point of outpacing the decline in the yield on earning assets.

Net interest income for the first six months of 2011 was $117.98 million, a decrease of $2.66 million or 2.20% from the first six months of 2010. The $2.66 million decrease in net interest income occurred because total interest income declined $19.99 million while total interest expense only declined $17.33 million from the first six months of 2010. Net interest income for the second quarter of 2011 was $58.62 million, a decrease of $1.54 million or 2.56% from the second quarter of 2010. The $1.54 million decrease in net interest income occurred because total interest income declined $9.75 million while total interest expense only declined $8.21 million from the second quarter of 2010. On a linked-quarter basis, net interest income for the second quarter of 2011 decreased $742 thousand or 1.25% from the first quarter of 2011. The $742 thousand decrease in net interest income occurred because total interest income declined $1.42 million while total interest expense only declined $680 thousand from the first quarter of 2011. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first half of 2011 was $121.07 million, a decrease of $2.62 million or 2.11% from the first half of 2010. This decrease in tax-equivalent net interest income was primarily attributable to a decline in average earning assets of $490.13 million or 7.24% for the first half of 2011. Average net loans declined $375.19 million or 6.79% for the first half of 2011 while average investments decreased $141.16 million or 15.18% due mainly to maturities and calls of securities which were not fully reinvested from the first half of 2010. Average short-term investments increased $26.21 million as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve. In addition, the average yield on earning assets declined 25 basis points for the first half of 2011 as compared to the first half of 2010. Partially offsetting these decreases to tax-equivalent net interest income was a decrease of 45 basis points in the average cost of funds and a $786.10 million or 13.83% decline in average interest-bearing liabilities. The net interest margin for the first half of 2011 was 3.88%, up 21 basis points from a net interest margin of 3.67% for the first half of 2010.

Tax-equivalent net interest income for the second quarter of 2011 was $60.26 million, a decrease of $1.40 million or 2.27% from the second quarter of 2010. This decrease in tax-equivalent net interest income was primarily attributable to a decline of 30 basis points in the average yield on earning assets for the second quarter of 2011 as compared to the second quarter of 2010. In addition, average earning assets declined $387.16 million or 5.78% from the second quarter of 2010. Average net loans declined $306.65 million or 5.63% for the second quarter of 2011 while average investments decreased $128.28 million or 13.99% due mainly to maturities and calls of securities which were not fully reinvested from the second quarter of 2010. Partially offsetting the decreases to tax-equivalent net interest income for the second quarter of 2011 were decreases in the average cost of funds of 45 basis points and average interest-bearing liabilities of $709.87 million or 12.67% from the second quarter of 2010. The net interest margin for the second quarter of 2011 was 3.83%, up 14 basis points from a net interest margin of 3.69% for the second quarter of 2010.

On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2011 was relatively flat from the first quarter of 2011, declining $558 thousand or less than 1% due mainly to a decline of 15 basis points in the average yield on earning assets. Average earning assets were relatively flat from the first quarter of 2011 as well, increasing $50.96 million or less than 1% as average short-term investments increased $59.28 million or 18.74%. Average investment securities and average net loans were relatively flat for the quarter, decreasing $661 thousand and $7.66 million, respectively, or less than 1%. Partially offsetting the decreases to tax-equivalent net interest income for the second quarter of 2011 was a decrease of 7 basis points in the average cost of funds from the first quarter of 2011. The net interest margin of 3.83% for the second quarter of 2011 was a decrease of 9 basis points from the net interest margin of 3.92% for the first quarter of 2011.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2011, June 30, 2010 and March 31, 2011 and the six months ended June 30, 2011 and June 30, 2010.

	Three Months Ended
(Dollars in thousands)	June 30 2011	June 30 2010	March 31 2011
Net interest income, GAAP basis	$58,621	$60,164	$59,363
Tax-equivalent adjustment (1)	1,637	1,490	1,453

Tax-equivalent net interest income	$60,258	$61,654	$60,816

	Six Months Ended
(Dollars in thousands)	June 30 2011	June 30 2010
Net interest income, GAAP basis	$117,984	$120,643
Tax-equivalent adjustment (1)	3,090	3,047

Tax-equivalent net interest income	$121,074	$123,690

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2011 and 2010, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$375,664	$284	0.30%	$327,899	$267	0.33%
Investment Securities:
Taxable	699,019	5,858	3.35%	810,219	9,047	4.47%
Tax-exempt	89,487	1,493	6.67%	106,565	1,835	6.89%

Total Securities	788,506	7,351	3.73%	916,784	10,882	4.75%
Loans, net of unearned income (2)	5,217,503	66,437	5.10%	5,519,514	72,530	5.27%
Allowance for loan losses	(72,909)			(68,273)

Net loans	5,144,594		5.18%	5,451,241		5.33%

Total earning assets	6,308,764	$74,072	4.71%	6,695,924	$83,679	5.01%

Other assets	817,711			823,457

TOTAL ASSETS	$7,126,475			$7,519,381

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,308,770	$9,740	0.91%	$4,614,184	$14,478	1.26%
Short-term borrowings	247,706	26	0.04%	291,646	44	0.06%
Long-term borrowings	336,139	4,048	4.83%	696,652	7,503	4.32%

Total Interest-Bearing Funds	4,892,615	13,814	1.13%	5,602,482	22,025	1.58%

Noninterest-bearing deposits	1,375,842			1,081,171
Accrued expenses and other liabilities	49,367			56,842

TOTAL LIABILITIES	6,317,824			6,740,495
SHAREHOLDERS’ EQUITY	808,651			778,886

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$7,126,475			$7,519,381

NET INTEREST INCOME		$60,258			$61,654

INTEREST SPREAD			3.58%			3.43%

NET INTEREST MARGIN			3.83%			3.69%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$346,188	$576	0.34%	$319,977	$563	0.35%
Investment Securities:
Taxable	696,660	12,520	3.59%	818,265	18,760	4.59%
Tax-exempt	92,175	3,102	6.73%	111,727	3,851	6.89%

Total Securities	788,835	15,622	3.96%	929,992	22,611	4.86%
Loans, net of unearned income (2)	5,221,329	133,184	5.14%	5,591,676	146,158	5.26%
Allowance for loan losses	(72,925)			(68,087)

Net loans	5,148,404		5.21%	5,523,589		5.33%

Total earning assets	6,283,427	$149,382	4.78%	6,773,558	$169,332	5.03%

Other assets	819,635			823,439

TOTAL ASSETS	$7,103,062			$7,596,997

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,315,545	$20,251	0.95%	$4,702,318	$30,420	1.30%
Short-term borrowings	245,691	53	0.04%	274,709	77	0.06%
Long-term borrowings	336,799	8,004	4.79%	707,107	15,145	4.32%

Total Interest-Bearing Funds	4,898,035	28,308	1.17%	5,684,134	45,642	1.62%

Non-interest bearing deposits	1,348,198			1,079,698
Accrued expenses and other liabilities	51,367			58,292

TOTAL LIABILITIES	6,297,600			6,822,124
SHAREHOLDERS’ EQUITY	805,462			774,873

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$7,103,062			$7,596,997

NET INTEREST INCOME		$121,074			$123,690

INTEREST SPREAD			3.61%			3.41%

NET INTEREST MARGIN			3.88%			3.67%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for credit losses for the first six months of 2011 and 2010 was $9.24 million and $13.27 million, respectively. For the quarters ended June 30, 2011 and 2010, the provision for credit losses was $4.80 million and $6.40 million, respectively. Net charge-offs for the first six months of 2011 were $9.14 million as compared to $11.92 million for the first six months of 2010. Net charge-offs were $4.64 million for the second quarter of 2011 as compared to net charge-offs of $5.41 million for the same quarter in 2010. The lower amounts of provision expense and net charge-offs for 2011 compared to 2010 were primarily due to a decrease in commercial loan charge-offs. Annualized net charge-offs as a percentage of average loans were 0.36% and 0.35% for the second quarter and first half of 2011, respectively. This ratio compares favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 0.94% for the first three months of 2011. On a linked-quarter basis, United’s provision for credit losses increased $364 thousand while net charge-offs increased $149 thousand from the first quarter of 2011.

At June 30, 2011, nonperforming loans were $63.99 million or 1.22% of loans, net of unearned income, down from nonperforming loans of $67.23 million or 1.28% of loans, net of unearned income, at December 31, 2010. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $8.87 million at June 30, 2011, an increase of $2.07 million or 30.41% from $6.80 million at year-end 2010. The increase in loans past due 90 days or more was primarily due to two consumer notes with balances totaling $1.34 million becoming 90 days or more past due. At June 30, 2011, nonaccrual loans were $51.24 million, a decrease of $8.76 million or 14.60% from $60.00 million at year-end 2010. The decrease in nonaccrual loans occurred within both commercial and consumer loans. During the first six months of 2011, United received payoffs on several large loans with balances in excess of $500 thousand. United also foreclosed on several properties which were then transferred to other real estate owned. Restructured loans were $3.89 million at June 30, 2011 as compared to $437 thousand restructured loans at year-end 2010. The increase in restructured loans was mainly due to the restructure of one large residential development loan. The loss potential on these loans has been properly evaluated and allocated within United’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $109.66 million, including OREO of $45.67 million at June 30, 2011, represented 1.54% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 3.25% at March 31, 2011.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At June 30, 2011, impaired loans were $61.25 million, which was a decrease of $9.11 million or 12.95% from the $70.36 million in impaired loans at December 31, 2010. This decrease in impaired loans was due mainly to decreased impairments associated with loans in United’s real estate construction and development portfolio primarily as a result of charge-offs recognized on impaired loans and subsequent transfers to OREO. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within United’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At June 30, 2011, the allowance for credit losses was $75.18 million which was comparable to $75.04 million at December 31, 2010.

At June 30, 2011, the allowance for loan losses was $73.13 million which was comparable to $73.03 million at December 31, 2010. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.39% at June 30, 2011 and December 31, 2010. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 114.29% and 108.63% at June 30, 2011 and December 31, 2010, respectively. The coverage ratio for United’s Federal Reserve peer group was 78.62% at March 31, 2011. For United, this ratio at June 30, 2011 increased from the ratio at December 31, 2010 because nonperforming loans decreased $3.24 million or 4.82% while the allowance for loan losses was relatively flat from year-end 2010, increasing $99 thousand or less than 1%. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in decreased allowance allocations of $655 thousand. The decreased allocations did not decrease the overall level of the reserve because of an increase in the estimate for imprecision of $754 thousand. This decrease in allocations coincided with the decrease of 4.82% in nonperforming loans in comparison with year-end 2010. The Company’s detailed methodology and analysis indicated only a slight decrease in the allocated allowance for loan losses primarily because of the offsetting factors of lower loans outstanding, changes within historical loss rates and decreased loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at June 30, 2011 produced increased allocations in three of the six loan categories. The allowance allocated to commercial real estate owner occupied loans increased by $286 thousand primarily due to an increase in historical loss rates. The allowance for commercial real estate nonowner-occupied loans increased by $1.32 million primarily due to an increase in loans outstanding within the segments having higher historical loss rates. The residential real estate allocation increased by $1.28 million due to higher historical loss rates. Offsetting these increases was a decrease in the other commercial loan pool of $2.84 million. The decrease was driven by a combination of lower loan outstandings, lower historical loss rates, and reduced specific allocations for impaired loans of $138 thousand. The real estate construction and development loan pool experienced a decrease in allocation of $670 thousand primarily due to a decrease in specific allocations for impaired loans of $1.20 million which was partially offset by an increase in historical loss rates. The remaining loan pool with decreased allowance allocations occurred in the consumer loan pool which reflected decreased allocations of $33 thousand as a result of lower loan outstandings. In summary, the overall level of the allowance for loan losses was stable in comparison from year-end 2010 as a result of offsetting factors within the portfolio as described in the narrative. The increased allocations in the commercial and residential real estate pools recognize the continuing economic problems and elevated risk factors for that sector of the economy. The reserve for lending-related commitments at June 30, 2011 was $2.05 million, an increase of $43 thousand or 2.14% from December 31, 2010. Changes to the reserve for lending-related commitments are recorded in other expense in the unaudited Consolidated Statements of Income.

An allowance is established for probable losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $7.22 million at June 30, 2011 and $8.59 million at December 31, 2010. Compared to the prior year-end, this element of the allowance decreased by $1.37 million primarily due to decreased other commercial and real estate construction and development loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased by $754 thousand at June 30, 2011 to $3.75 million. The estimate for imprecision of $3.75 million at June 30, 2011 represents 5.12% of the Company’s total allowance for loan losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for loan losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.18 million at June 30, 2011 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Management is not aware of any potential problem loans, trends or uncertainties, which it reasonably expects, will materially impact future operating results, liquidity, or capital resources which have not been disclosed. Additionally, management has disclosed all known material credits, which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment schedules

Other Income

Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced.

Noninterest income was $27.99 million for the first six months of 2011 which was a decrease of $5.17 million or 15.60% from the first six months of 2010. For the second quarter of 2011, noninterest income was $13.33 million, a decrease of $4.25 million or 24.17% from the second quarter of 2010.

Net losses on investment securities transactions for the first six months of 2011 were $5.03 million as compared to net losses of $678 thousand for the first six months of 2010. Included in net losses on investment securities for the first half of 2011 were noncash, before-tax other-than-temporary impairment charges of $6.21 million on certain investment securities and a before-tax, net gain of $1.18 million on the sale of investment securities. Included in net losses on investment securities for the first half of 2010 were noncash, before-tax, other-than-temporary impairment charges of $2.58 million on certain investment securities and a before-tax, net gain of $1.90 million on the sale of investment securities. Excluding the results of security transactions, noninterest income for the first six months of 2011 would have decreased $825 thousand or 2.44% from the same period in 2010. For the second quarter of 2011, net losses on investment securities transactions were $3.47 million as compared to net losses of $300 thousand for the second quarter of 2010. Included in net losses on investment securities transactions for the second quarter of 2011 were noncash, before-tax other-than-temporary impairment charges of $4.10 million on certain investment securities and a before-tax, net gain of $630 thousand on the sale of investment securities. Included in net losses on investment securities transactions for the second quarter of 2010 were noncash, before-tax, other-than-temporary impairment charges of $1.10 million on certain investment securities and a before-tax, net gain of $796 thousand on the sale of investment securities. Excluding the results of security transactions, noninterest income for the second quarter of 2011 would have decreased $1.08 million or 6.06% from the second quarter of 2010.

Revenue from trust and brokerage services for the first six months of 2011 was flat from the first six months of 2010, increasing $14 thousand or less than 1%. Revenue from trust and brokerage services was $6.75 million for the first six months of 2011 as compared to $6.73 million for the first six months of 2010. For the second quarter of 2011, revenue from trust and brokerage services was also flat from the prior year’s second quarter, decreasing $24 thousand or less than 1%. Revenue from trust and brokerage services was $3.44 million for the second quarter of 2011 as compared to $3.46 million for the second quarter of 2010.

Fees from deposit services for the first six months of 2011 were $19.97 million, an increase of $631 thousand or 3.26% from the first six months of 2010. For the second quarter of 2011, fees from deposit services were $10.34 million, an increase of $224 thousand or 2.21% as compared to the same period in 2010. In particular, ATM fees increased $663 thousand and $301 thousand, respectively, while debit card income increased $408 thousand and $187 thousand during the first six months and second quarter of 2011, respectively. In addition, account analysis fees increased $221 thousand and $115 thousand, respectively, for the first six months and second quarter of 2011. Partially offsetting these increases were decreases in overdraft fees of $608 thousand and $355 thousand, respectively, for the first six months and second quarter of 2011.

Income from bank-owned life insurance increased $190 thousand or 8.59% and $43 thousand or 3.63%, respectively, for the first six months and second quarter of 2011 as compared the first six months and second quarter of 2010. These increases in income as compared to the same time period in 2010 were due to increases in the cash surrender values of the insurance policies.

Mortgage banking income increased $124 thousand or 51.45% and $2 thousand or 1.55% for the first six months and second quarter of 2011 from the same periods in 2010. This increase for the first six months was due primarily to increased mortgage loan sales in the secondary market while the increase for the quarter was due mainly to increased interest rate spreads on sales. Mortgage loan sales were $21.29 million in the first six months of 2011 as compared to $19.61 million in the first six months of 2010. Mortgage loan sales were $7.55 million in the second quarter of 2011 as compared to $8.57 million in the second quarter of 2010.

Fees from bankcard services decreased $882 thousand or 41.60% and $395 thousand or 36.64% for the first six months and second quarter of 2011, respectively. Fees from bankcard services were $1.24 million and $683 thousand for the first half and second quarter of 2011, respectively, as compared to $2.12 million and $1.08 million, respectively, for the first half and second quarter of 2010. The decreases in 2011 were due mainly to the sale of United’s merchant business in the fourth quarter of 2010. A similar amount of expense reduction in bankcard processing costs is included in other expense in the income statement as a result of the sale of United’s merchant business.

Other income decreased $889 thousand and $825 thousand for the first six months and second quarter of 2011, respectively. This decrease in other income is due mainly to a decrease of $908 thousand and $836 thousand for the first six months and second quarter of 2011, respectively, from derivatives not in a hedging relationship as a result of a change in value. A corresponding amount of expense is included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the second quarter of 2011 decreased $1.32 million from the first quarter of 2011. Included in the results for the second quarter and first quarter of 2011 were noncash, before-tax, other-than-temporary impairment charges of $4.10 million and $2.11 million, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have increased $590 thousand or 3.64% on a linked-quarter basis due primarily to an increase of $710 thousand in fees from deposit services as a result of increased income from overdraft fees and debit card transactions. Partially offsetting this increase was a decrease of $228 thousand in income from derivatives not in hedge relationships due to a change in the fair value. A similar amount of expense related to the change in the fair value of other derivative financial instruments is included in other expense in the income statement.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2011, noninterest expenses decreased $3.79 million or 4.26% from the first six months of 2010. Noninterest expense decreased $3.51 million or 7.77% for the second quarter of 2011 compared to the same period in 2010.

Employee compensation was relatively flat for the first half of 2011 when compared to the first half of 2010, increasing $136 thousand or less than 1%. Employee compensation for the second quarter of 2011 increased $167 thousand or 1.12% from the second quarter of 2010. The slight increases were due to higher base salaries.

Employee benefits expense for the first six months and second quarter of 2011 decreased $317 thousand or 3.59% and $201 thousand or 4.64%, respectively, from the first six months and second quarter of 2010. Specifically within employee benefits expense, pension expense decreased $255 thousand and $151 thousand for the first six months and second quarter of 2011, respectively, from the same periods last year primarily as a result of a $9.1 million contribution made in the third quarter of 2010. The contribution increased the earnings on the plan assets thus reducing the pension expense.

Net occupancy expense for the first six months of 2011 decreased $418 thousand or 4.67% from the first six months of 2010. The decrease was due mainly to lower building rental income and expense. Net occupancy expense for the second quarter of 2011 decreased $134 thousand or 3.14% from the second quarter of 2010 due to decreases in building rental income, utilities costs and real property taxes.

Other real estate owned (OREO) expense for the first six months and second quarter of 2011 decreased $1.27 million or 29.71% and $1.42 million or 53.44%, respectively, from the first six months and second quarter of 2010. The decreases were due mainly to fewer reductions to the fair values of OREO properties.

Equipment expense for the first six months of 2011 increased $293 thousand or 10.40% from the first six months of 2010 due mainly to an higher equipment maintenance costs. Equipment expense for the second quarter of 2011 increased $16 thousand or 1.11% from the second quarter of 2010 due to an increase in equipment depreciation expense.

Data processing expense increased $110 thousand or 1.98% for the first six months of 2011 as compared to the first six months of 2010. For the second quarter of 2011, data processing expense was relatively flat from the second quarter of 2010, increasing $3 thousand or less than 1%.

Bankcard processing expense for the first half and second quarter of 2011 declined $1.10 million or 69.76% and $592 thousand or 76.49%, respectively, from the first half and second quarter of 2010. The decreases were the result of the sale of United’s merchant business.

FDIC insurance expense for the first half and second quarter of 2011 decreased $184 thousand or 3.80% and $130 thousand or 5.29%, respectively, from the first half and second quarter of 2010. The decreases were due to lower premiums.

Other expense decreased $1.05 million or 4.69% and $1.23 million or 10.50%, respectively, for the first six months and second quarter of 2011 as compared to the same periods in 2010. Expense from derivatives not in hedge relationships decreased $908 thousand and $836 thousand, respectively, for the first six months and second quarter of 2011 as compared to the first six months and second quarter of 2010 due to a change in their fair value. In addition, amortization expense on intangibles declined $288 thousand and $136 thousand, respectively, for the first half and second quarter of 2011. Partially offsetting these decreases were merger expenses United incurred for the first six months and second quarter of quarter of 2011 of $364 thousand and $266 thousand, respectively.

On a linked-quarter basis, noninterest expense for the second quarter of 2011 decreased $1.79 million or 4.12% from the first quarter of 2011 due primarily to decreases in several noninterest expense items. The largest decrease was in OREO costs of $534 thousand due to lower losses on sales and smaller declines in the fair values of OREO properties. Net occupancy and employee benefits expense each declined $247 thousand. Also, as previously mentioned, expense from derivatives not in hedge relationships decreased $228 thousand due to a change in the fair value.

Income Taxes

Income tax expense for the first half of 2011 and 2010 was $16.25 million for both time periods. For the first half of 2011 and 2010, United’s effective tax rate was 31.50%. Income taxes for the second quarter of 2011 were $8.03 million as compared to $8.24 million for the second quarter of 2010. For the quarters ended June 30, 2011 and 2010, United’s effective tax rate was 31.50%. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of June 30, 2011, United recorded a liability for uncertain tax positions, including interest and penalties, of $980 thousand in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2010 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at June 30, 2011 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2010 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the six months ended June 30, 2011, cash of $55.12 million was provided by operating activities due mainly to net income of $35.34 million for the first six months of 2011. Net cash of $44.27 million was provided by investing activities which was primarily due to net cash received of $44.10 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the first six months of 2011, net cash of $52.71 million was used in financing activities. Uses of cash for financing activities included the repayment of FHLB borrowings in the amount of $50.18 million and the payment of cash dividends in the amount of $26.18 million for the first six months of 2011. Cash provided by financing activities included an increase in deposits and short-term borrowings of $15.00 million and $8.22 million, respectively. The net effect of the cash flow activities was an increase in cash and cash equivalents of $46.68 million for the first six months of 2011.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.91% at June 30, 2011 and 13.65% at December 31, 2010, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.51% and 10.51%, respectively, at June 30, 2011, are also well above regulatory minimum requirements.

Total shareholders’ equity was $804.24 million at June 30, 2011, which was an increase of $11.23 million or 1.42% from December 31, 2010. United’s equity to assets ratio was 11.27% at June 30, 2011 as compared to 11.08% at December 31, 2010. The primary capital ratio, capital and reserves to total assets and reserves, was 12.20% at June 30, 2011 as compared to 12.00% at December 31, 2010. United’s average equity to average asset ratio was 11.35% and 10.36% for the quarters ended June 30, 2011 and 2010, respectively. For the first six months of 2011 and 2010, the average equity to average assets ratio was 11.34% and 10.20%, respectively. All of these financial measurements reflect a financially sound position.

During the second quarter of 2011, United’s Board of Directors declared a cash dividend of $0.30 per share. Cash dividends were $0.60 per common share for the first six months of 2011. Total cash dividends declared were $13.10 million for the second quarter of 2011 and $26.19 million for the first six months of 2011 which were relatively flat from $13.08 million and $26.13 million, respectively, for the second quarter and first six months of 2010.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2011 and December 31, 2010:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2011	December 31, 2010
+200	10.09%	6.87%
+100	4.44%	2.71%
-100	-0.23%	1.80%

At June 30, 2011, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.44% over one year as compared to an increase of 2.71% at December 31, 2010. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 10.09% over one year as of June 30, 2011, as compared to an increase of 6.87% as of December 31, 2010. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.23% over one year as of June 30, 2011 as compared to an increase of 1.80%, over one year as of December 31, 2010. With the federal funds rate at 0.25% at June 30, 2011 and December 31, 2010, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. During the first six months of 2011, United received cash of $110 thousand on the retained interest in the securitization and recognized income of the same amount in the period. However, the securitization trust (the Trust) is subject to an adverse judgment arising from a class action suit. An order granting supplemental damages and entry of final judgment was entered March 5, 2010. Subsequent to the order, the Trust entered into a settlement with all members of the Settlement Class wherein the Trust agreed not to appeal the case and the plaintiffs agreed to accept reduced and limited damages in settlement and dismissal of their claims with prejudice. The settlement will be strictly paid from the residual cash flows from the Trust and not the Company. Because the future payments and prepayments of loans in the Trust cannot be predicted, United cannot currently determine the amounts of residual cash flows that will be received.

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

At June 30, 2011, United’s mortgage related securities portfolio had an amortized cost of $291 million, of which approximately $201 million or 69% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.3 years and a weighted average yield of 5.33%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 2.5%, less than the price decline of a 1 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 25%.

United had approximately $49 million in 15-year mortgage backed securities with a projected yield of 4.81% and a projected average life of 3.1 years as of June 30, 2011. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 6.1 years and a weighted average maturity (WAM) of 8.4 years.

United had approximately $7 million in 20-year mortgage backed securities with a projected yield of 4.84% and a projected average life of 3.4 years on June 30, 2011. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 8.4 years and a weighted average maturity (WAM) of 11 years.

United had approximately $17 million in 30-year mortgage backed securities with a projected yield of 3.55% and a projected average life of 18.6 years on June 30, 2011. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 4.8 years and a weighted average maturity (WAM) of 36.4 years.

The remaining 5% of the mortgage related securities portfolio at June 30, 2011, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2011, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2011 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended June 30, 2011 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2011	—	—	—	322,200
5/01 – 5/31/2011	165	$27.02	—	322,200
6/01 – 6/30/2011	—	—	—	322,200

Total	165	$27.02	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended June 30, 2011, no shares were exchanged by participants in United’s stock option plans.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2011, the following shares were purchased for the deferred compensation plan: May 2011 – 165 shares at an average price of $27.02.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Summary of Compensation Paid to Named Executive Officers

Exhibit 10.2	Summary of Amendment to Richard M. Adams’ Employment Contract

Exhibit 10.3	Summary of Amendments to Supplemental Executive Retirement Agreement (Tier 1 SERP) for Richard M. Adams, Steven E. Wilson, and James B. Hayhurst, Jr.

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: August 2, 2011	/s/ Richard M. Adams
Richard M. Adams,
Chairman of the Board and Chief Executive Officer

Date: August 2, 2011	/s/ Steven E. Wilson
Steven E. Wilson,
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

10.1	Summary of Compensation Paid to Named Executive Officers	(c	)

10.2	Summary of Amendment to Richard M. Adams’ Employment Contract	(c	)

10.3	Summary of Amendments to Supplemental Executive Retirement Agreement (Tier 1 SERP) for Richard M. Adams, Steven E. Wilson, and James B. Hayhurst, Jr.	(c	)

10.4	Summary of Compensation Paid to Directors	(d	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	71

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	72

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	73

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	74

101	Interactive data file (XBRL)	(e	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated February 28, 2011 and filed March 4, 2011 for United Bankshares, Inc., File No.0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated July 26, 2011 and filed August 1, 2011 for United Bankshares, Inc., File No. 0-13322.
(e)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.