Form 10-Q
period 2011-09-30
UNITED BANKSHARES INC/WV
filed 2011-11-07
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Class - Common Stock, $2.50 Par Value; 50,205,691 shares outstanding as of October 31, 2011.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2011 and December 31, 2010, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2011, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30 2011	December 31 2010
	(Unaudited)	(Note 1)

Assets
Cash and due from banks	$126,294	$115,352
Interest-bearing deposits with other banks	541,020	345,319
Federal funds sold	1,210	718

Total cash and cash equivalents	668,524	461,389
Securities available for sale at estimated fair value (amortized cost-$799,735 at September 30, 2011 and $717,797 at December 31, 2010)	738,226	653,276
Securities held to maturity (estimated fair value-$61,657 at September 30, 2011 and $62,315 at December 31, 2010)	62,114	67,036
Other investment securities	71,558	74,403
Loans held for sale	7,378	6,869
Loans	6,264,494	5,263,351
Less: Unearned income	(5,266)	(3,025)

Loans net of unearned income	6,259,228	5,260,326
Less: Allowance for loan losses	(73,509)	(73,033)

Net loans	6,185,719	5,187,293
Bank premises and equipment	76,282	55,378
Goodwill	372,979	311,765
Accrued interest receivable	27,443	23,564
Other assets	367,663	314,746

TOTAL ASSETS	$8,577,886	$7,155,719

Liabilities
Deposits:
Noninterest-bearing	$1,613,672	$1,203,255
Interest-bearing	5,314,303	4,510,279

Total deposits	6,927,975	5,713,534

Borrowings:
Federal funds purchased	20,440	8,542
Securities sold under agreements to repurchase	239,655	183,097
Federal Home Loan Bank borrowings	151,904	202,181
Other short-term borrowings	225	1,575
Other long-term borrowings	203,529	184,277
Reserve for lending-related commitments	1,985	2,006
Accrued expenses and other liabilities	59,420	67,495

TOTAL LIABILITIES	7,605,133	6,362,707
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 and 44,319,157 at September 30, 2011 and December 31, 2010, respectively, including 661,939 and 697,522 shares in treasury at September 30, 2011 and December 31, 2010, respectively	127,169	110,798
Surplus	238,519	93,431
Retained earnings	687,357	673,260
Accumulated other comprehensive loss	(57,669)	(60,656)
Treasury stock, at cost	(22,623)	(23,821)

TOTAL SHAREHOLDERS’ EQUITY	972,753	793,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,577,886	$7,155,719

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$77,632	$70,121	$208,812	$214,580
Interest on federal funds sold and other short-term investments	366	347	942	910
Interest and dividends on securities:
Taxable	5,686	8,303	18,206	27,063
Tax-exempt	1,017	1,118	3,033	3,621

Total interest income	84,701	79,889	230,993	246,174

Interest expense
Interest on deposits	9,667	13,255	29,918	43,675
Interest on short-term borrowings	53	57	106	134
Interest on long-term borrowings	4,229	7,595	12,233	22,740

Total interest expense	13,949	20,907	42,257	66,549

Net interest income	70,752	58,982	188,736	179,625
Provision for loan losses	3,637	6,123	12,873	19,391

Net interest income after provision for credit losses	67,115	52,859	175,863	160,234

Other income
Fees from trust and brokerage services	3,280	3,215	10,027	9,948
Fees from deposit services	10,462	10,098	30,434	29,439
Bankcard fees and merchant discounts	1,237	1,093	2,475	3,213
Other service charges, commissions, and fees	455	508	1,290	1,356
Income from bank-owned life insurance	1,544	1,282	3,947	3,495
Income from mortgage banking	205	118	570	359
Other income	1,272	1,108	2,722	3,447

Total other-than-temporary impairment losses	(3,453)	(10,364)	(7,339)	(24,347)
Portion of loss recognized in other comprehensive income	(4,469)	8,500	(6,789)	19,901

Net other-than-temporary impairment losses	(7,922)	(1,864)	(14,128)	(4,446)
Net gains on sales/calls of investment securities	445	132	1,626	2,036

Net investment securities losses	(7,477)	(1,732)	(12,502)	(2,410)

Total other income	10,978	15,690	38,963	48,847

Other expense
Employee compensation	16,970	14,613	46,855	44,362
Employee benefits	4,361	4,128	12,870	12,954
Net occupancy expense	5,051	4,187	13,578	13,132
Other real estate owned (OREO) expense	2,129	2,001	5,129	6,269
Equipment expense	2,230	1,517	5,341	4,335
Data processing expense	2,941	2,594	8,618	8,161
Bankcard processing expense	274	765	749	2,336
FDIC insurance expense	2,308	2,456	6,972	7,304
Other expense	12,609	11,637	33,907	33,984

Total other expense	48,873	43,898	134,019	132,837

Income before income taxes	29,220	24,651	80,807	76,244
Income taxes	9,204	7,335	25,454	23,587

Net income	$20,016	$17,316	$55,353	$52,657

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Earnings per common share:
Basic	$0.40	$0.40	$1.21	$1.21

Diluted	$0.40	$0.40	$1.21	$1.21

Dividends per common share	$0.30	$0.30	$0.90	$0.90

Average outstanding shares:
Basic	49,628,087	43,588,021	45,656,304	43,528,210
Diluted	49,636,382	43,645,653	45,692,106	43,607,091

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2011
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity

Balance at January 1, 2011	44,319,157	$110,798	$93,431	$673,260	($60,656)	($23,821)	$793,012

Comprehensive income:
Net income	0	0	0	55,353	0	0	55,353
Other comprehensive income, net of tax	0	0	0	0	2,987	0	2,987

Total comprehensive income, net of tax							58,340
Acquisition of Centra Financial Holdings, Inc.	6,548,473	16,371	145,049	0	0	0	161,420
Stock based compensation expense	0	0	797	0	0	0	797
Distribution of treasury stock for deferred compensation plan (3,066 shares)	0	0	0	0	0	74	74
Purchase of treasury stock (490 shares)	0	0	0	0	0	(13)	(13)
Cash dividends ($0.90 per share)	0	0	0	(41,256)	0	0	(41,256)
Common stock options exercised (33,007 shares)	0	0	(758)	0	0	1,137	379

Balance at September 30, 2011	50,867,630	$127,169	$238,519	$687,357	($57,669)	($22,623)	$972,753

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended September 30
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$78,923	$70,660

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	4,837	6,016
Proceeds from sales of securities held to maturity	0	3,018
Proceeds from sales of securities available for sale	23,860	55,340
Proceeds from maturities and calls of securities available for sale	1,049,184	695,007
Purchases of securities available for sale	(1,044,536)	(686,014)
Redemption of bank-owned life insurance policies	822	0
Net purchases of bank premises and equipment	(5,317)	(2,368)
Acquisition of Centra Financial Holdings, Inc., net of cash paid	49,085	0
Net change in other investment securities	6,733	1,925
Net change in loans	10,710	396,735

NET CASH PROVIDED BY INVESTING ACTIVITIES	95,378	469,659

FINANCING ACTIVITIES
Cash dividends paid	(39,280)	(39,174)
Excess tax benefits from stock-based compensation arrangements	159	389
Acquisition of treasury stock	(13)	(12)
Proceeds from exercise of stock options	379	2,137
Repayment of long-term Federal Home Loan Bank borrowings	(50,277)	(75,258)
Distribution of treasury stock for deferred compensation plan	74	520
Changes in:
Deposits	83,252	(272,717)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	38,540	106,591

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,834	(277,524)

Increase in cash and cash equivalents	207,135	262,795

Cash and cash equivalents at beginning of year	461,389	449,767

Cash and cash equivalents at end of period	$668,524	$712,562

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1.	GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2011 and 2010 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2010 has been extracted from the audited financial statements included in United’s 2010 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2010 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 did not have a material impact on United’s financial condition or results of operations.

2.	MERGERS AND ACQUISITIONS

At the close of business on July 8, 2011, United acquired 100% of the outstanding common stock of Centra Financial Holdings, Inc. (Centra), a West Virginia corporation headquartered in Morgantown, West Virginia. The acquisition of Centra affords United the opportunity to enhance its existing footprint in Maryland and West Virginia, as well as provide an entry into Pennsylvania. The results of operations of Centra are included in the consolidated results of operations from the date of acquisition.

At consummation, Centra had assets of approximately $1.31 billion, loans of $1.04 billion, deposits of $1.13 billion and shareholders’ equity of $131 million. The transaction was accounted for under the purchase method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.

The aggregate purchase price was approximately $170 million, including common stock valued at $161.4 million and $8.6 million of cash paid for vested stock options and fractional shares. The number of shares issued in the transaction was 6,548,473, which were valued based on the closing market price of $24.65 for United’s common shares on July 8, 2011. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of approximately $61 million and $10 million, respectively. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Centra acquisition is expected to be deductible for tax purposes. As a result of the merger, United assumed approximately $621 thousand of liabilities to provide severance benefits to terminated employees of Centra which still remained as of September 30, 2011. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets, are subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required United to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. The fair value of the acquired loans was based on the present value of the expected cash flows. Periodic principal and interest cash flows were adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Centra’s previously established allowance for credit losses. As a result, standard industry coverage ratios with regard to the allowance for credit losses are less meaningful after the acquisition of Centra.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC topic 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC topic 310-20 (acquired performing). Acquired impaired loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest. Subsequent decreases in the expected cash flows require United to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows generally result in the recognition of additional interest income over the then remaining lives of the loans.

In conjunction with the Centra merger, the acquired loan portfolio was accounted for at fair value as follows:

July 8, 2011
Contractually required principal and interest at acquisition	$1,377,186
Contractual cash flows not expected to be collected	(33,879)

Expected cash flows at acquisition	1,343,307
Interest component of expected cash flows	(321,297)

Basis in acquired loans at acquisition – estimated fair value	$1,022,010

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $72,647, $48,112 and $46,446, respectively.

The consideration paid for Centra’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

Purchase price:
Value of common shares issued (6,548,473 shares)	$161,420
Cash for stock options and fractional shares	8,576

Total purchase price	169,996

Identifiable assets:
Cash and cash equivalents	57,661
Investment securities	128,078
Loans held for sale	2,062
Loans	1,022,010
Premises and equipment	20,126
Core deposit intangibles	10,445
Other assets	52,403

Total identifiable assets	1,292,785

Identifiable liabilities:
Deposits	1,132,885
Short-term borrowings	28,566
Long-term borrowings	19,436
Other liabilities	3,273

Total identifiable liabilities	1,184,160

Net assets acquired including identifiable intangible assets	108,625

Resulting goodwill	$61,371

The following table provides a reconciliation of goodwill:

September 30, 2011
Goodwill at December 31, 2010	$311,765
Reductions:
Options exercised from previous acquisitions	(157)
Additions:
Goodwill from Centra acquisition	61,371

Goodwill at September 30, 2011	$372,979

The following table discloses the impact of Centra since the acquisition on July 8, 2011 through the end of the third quarter of 2011. The table also presents certain unaudited pro forma information for the results of operations for the nine months ended September 30, 2011 and 2010, as if the Centra merger had occurred on January 1, 2010. These results combine the historical results of Centra into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Centra’s provision for credit losses for 2011 and 2010 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2010. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Centra actual since acquisition through September 30, 2011	Proforma Nine Months Ended September 30
		2011	2010
Total Revenues (1)	$14,529	$260,843	$273,896
Net Income	5,366	50,689	61,340

(1)	Represents net interest income plus other income

3.	INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$304,513	$40	$6	$304,547	$0
State and political subdivisions	96,629	3,804	89	100,344	0
Residential mortgage-backed securities
Agency	215,805	9,891	151	225,545	0
Non-agency	47,472	705	4,610	43,567	2,750
Trust preferred collateralized debt obligations	110,574	0	66,501	44,073	39,316
Single issue trust preferred securities	15,230	341	4,074	11,497	0
Other corporate securities	4,994	6	0	5,000	0
Marketable equity securities	4,518	0	865	3,653	0

Total	$799,735	$14,787	$76,296	$738,226	$42,066

	December 31, 2010
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$103,851	$14	$0	$103,865	$0
State and political subdivisions	81,801	2,711	199	84,313	0
Residential mortgage-backed securities
Agency	308,601	15,132	0	323,733	0
Non-agency	77,524	880	4,648	73,756	3,835
Trust preferred collateralized debt obligations	124,632	0	74,724	49,908	45,021
Single issue trust preferred securities	15,594	287	4,155	11,726	0
Marketable equity securities	5,794	297	116	5,975	0

Total	$717,797	$19,321	$83,842	$653,276	$48,856

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2011 and December 31, 2010.

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
September 30, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$208,838	$6	$0	$0
State and political subdivisions	6,052	37	920	52
Residential mortgage-backed securities
Agency	15,181	151	0	0
Non-agency	565	1	13,651	4,609
Trust preferred collateralized debt obligations	0	0	44,073	66,501
Single issue trust preferred securities	404	96	6,665	3,978
Marketable equity securities	1,989	544	423	321

Total	$233,029	$835	$65,732	$75,461

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2010
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	7,373	160	624	39
Residential mortgage-backed securities
Agency	91	0	0	0
Non-agency	5,127	15	23,716	4,633
Trust preferred collateralized debt obligations	0	0	49,908	74,724
Single issue trust preferred securities	0	0	7,093	4,155
Marketable equity securities	339	52	389	64

Total	$12,930	$227	$81,730	$83,615

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

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Proceeds from sales and calls	$362,048	$371,488	$1,073,045	$750,347
Gross realized gains	451	212	1,673	807
Gross realized losses	5	51	26	435

At September 30, 2011, gross unrealized losses on available for sale securities were $76,296 on 104 securities of a total portfolio of 393 available for sale securities. Securities in an unrealized loss position at September 30, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporary impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio remains AAA rated. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 65% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 35% includes collateral that was originated in the years of 2006 and 2007. Ninety-seven percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities were other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test on each bond that is below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. At September 30, 2011, United determined that one non-agency mortgage-backed security was deemed to have additional other-than-temporary-impairment. The specific assumptions utilized for this particular security included a constant default rate ranging from 3.5% to 6.5%, a loss severity upon default range of 20.0% to 35.0%, and a constant prepayment rate of 20.0%. The credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2011 on this non-agency residential mortgage-backed security, which is not expected to be sold, was $359 thousand.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the third quarter of 2011, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $634 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years.

Trust preferred collateralized debt obligations (TRUP CDOs)

In analyzing the duration and severity of the losses on TRUP CDOs, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the severe widening of the bid/ask spread; (2) the markets for TRUP CDOs are dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums in the broader markets was responsible for a significant amount of the price decline in the TRUP CDO portfolio.

At September 30, 2011, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment

(cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2011 related to these securities, which are not expected to be sold, was $7.56 million.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of September 30, 2011 consisted of $10.00 million in investment grade bonds, $5.00 million in split-rated bonds and $95.57 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of September 30, 2011 consisted of $5.01 million in split-rated bonds and $5.63 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of September 30, 2011:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$11,411	$6,013	$5,398	$0	$5,000	$6,411
Senior – Insurance	10,000	7,250	2,750	10,000	0	0
Mezzanine – Bank (now in senior position)	15,711	7,140	8,571	0	0	15,711
Mezzanine – Bank	60,924	18,860	42,064	0	0	60,924
Mezzanine – Insurance	6,500	3,315	3,185	0	0	6,500
Mezzanine – Bank & Insurance (combination)	6,028	1,495	4,533	0	0	6,028
Single issue trust preferreds	10,643	6,665	3,978	0	5,012	5,631

Totals	$121,217	$50,738	$70,479	$10,000	$10,012	$101,205

Management also considered the ratings of the bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade pooled trust preferred securities in the table above range from a low of BBB to a high of A+. The ratings of the split-rated pooled trust preferred securities range from a low of CCC to a high of Baa2, while the below investment grade pooled trust preferred securities range from a low of D to a high of Ba1. The available for sale single issue trust preferred securities’ ratings range from a low of CC to a high of BBB.

United has recognized cumulative credit-related other-than-temporary impairment of $26.14 million on fourteen pooled trust preferred securities since the third quarter of 2009. Of the remaining ten securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 69.5% to a high of 290.0%, with a median of 95.1%, and a weighted average of 119.46%. The collateralization ratio is defined as the current performing collateral in a deal, divided by the current balance of the specific tranche United owns, plus any debt which is senior or pari passu with United’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at September 30, 2011:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)

Senior – Bank	$11,411	80.9 - 90.9%	12.9 - 13.3%	6.3 - 14.2%	0.3 - 0.5%	4.1 - 6.5%	$793
Senior – Insurance	10,000	83.2 - 95.1%	0.0 - 0.0%	3.5 - 9.3%	1.0 - 1.0%	6.2 - 6.6%	0
Mezzanine – Bank (now in senior position)	15,711	73.7 - 80.7%	2.7 - 9.1%	1.9 - 3.9%	0.5 - 1.0%	7.0 - 10.6%	5,342
Mezzanine – Bank	60,924	59.4 - 91.6%	7.5 - 20.6%	6.9 - 29.1%	0.3 - 1.0%	7.3 - 12.5%	18,031
Mezzanine – Insurance	6,500	83.2 - 85.1%	0.0 - 2.2%	9.3 - 9.5%	0.0 - 1.0%	6.2 - 8.6%	0
Mezzanine – Bank & Ins.	6,028	60.4 - 79.8%	10.8 - 17.9%	14.3 - 32.0%	0.3 - 0.5%	7.0 - 9.8%	1,977

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 59.4% to 91.6%. The weighted average percentage of performing collateral is 77.9%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.
(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.38% to 1.2%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of September 30, 2011 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of September 30, 2011, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of September 30, 2011, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2010	$35,324
Additions for credit losses on securities for which OTTI was not previously recognized	500
Additions for additional credit losses on securities for which OTTI was previously recognized	13,628

Balance of cumulative credit losses at September 30, 2011	$49,452

The amortized cost and estimated fair value of securities available for sale at September 30, 2011 and December 31, 2010 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$263,527	$263,652	$107,419	$107,498
Due after one year through five years	123,678	126,479	44,849	47,035
Due after five years through ten years	97,442	102,526	148,551	154,657
Due after ten years	310,570	241,916	411,184	338,110
Marketable equity securities	4,518	3,653	5,794	5,976

Total	$799,735	$738,226	$717,797	$653,276

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,098	$2,807	$0	$13,905
State and political subdivisions	15,582	188	42	15,728
Residential mortgage-backed securities
Agency	79	13	0	92
Non-agency	0	0	0	0
Single issue trust preferred securities	32,116	0	3,423	28,693
Other corporate securities	3,239	0	0	3,239

Total	$62,114	$3,008	$3,465	$61,657

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,200	$2,069	$0	$13,269
State and political subdivisions	20,288	399	109	20,578
Residential mortgage-backed securities
Agency	92	13	0	105
Non-agency	2	0	0	2
Single issue trust preferred securities	32,122	0	7,093	25,029
Other corporate securities	3,332	0	0	3,332

Total	$67,036	$2,481	$7,202	$62,315

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2011, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.88 million), SunTrust Bank ($7.38 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross realized gains	0	0	1	1,297
Gross realized losses	0	29	0	29

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$819	$837	$1,962	$1,981
Due after one year through five years	8,750	9,922	5,048	5,168
Due after five years through ten years	13,144	14,840	20,513	22,628
Due after ten years	39,401	36,058	39,513	32,538

Total	$62,114	$61,657	$67,036	$62,315

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $665,022 and $586,510 at September 30, 2011 and December 31, 2010, respectively.

4.	LOANS

Major classifications of loans are as follows:

	September 30, 2011	December 31, 2010
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$700,140	$574,909
Nonowner-occupied commercial real estate	1,558,978	1,224,481
Other commercial loans	1,194,890	1,038,302

Total commercial, financial & agricultural	3,454,008	2,837,692
Residential real estate	1,948,001	1,700,380
Construction & land development	583,679	470,934
Consumer:
Bankcard	11,201	12,025
Other consumer	267,605	242,320

Total gross loans	$6,264,494	$5,263,351

The outstanding balances in the table above include acquired impaired loans from the Centra merger with a recorded investment of $46,446, or less than 1% of total gross loans, at September 30, 2011. The contractual obligation in these acquired impaired loans was $72,647 at September 30, 2011. There were no acquired impaired loans at December 31,

2010. The balances on the previous page do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans. Activity for the accretable yield for the third quarter of 2011 follows.

Accretable yield at the beginning of the period	$0
Additions	2,478
Accretion (including cash recoveries)	(44)
Net reclassifications to accretable from non-accretable	0
Disposals	0

Accretable yield at the ending of the period	$2,434

The table above does not include loans held for sale of $7,378 and $6,869 at September 30, 2011 and December 31, 2010, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $211,336 and $92,902 at September 30, 2011 and December 31, 2010, respectively. Centra added approximately $49 million.

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

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2011, United had TDRs of $3,624 as compared to $437 as of December 31, 2010. Of the $3,624 aggregate balance of TDRs at September 30, 2011, $1,549 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. The TDR amount of $437 at December 31, 2010 was past due 90 days or more and is included in the “90 Days or more Past Due” and the “Recorded Investment >90 Days & Accruing” categories in the following “Age Analysis of Past Due Loans” table. As of September 30, 2011, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended September 30, 2011, segregated by class of loans:

Troubled Debt Restructurings

For the Three Months Ended September 30, 2011

(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	2	2,075	2,075
Other commercial	0	0	0
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	2	$2,075	$2,075

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2011, segregated by class of loans:

Troubled Debt Restructurings

For the Nine Months Ended September 30, 2011

(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	2	2,075	2,075
Other commercial	0	0	0
Residential real estate	2	1,979	1,549
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	4	$4,054	$3,624

The restructured loans during the third quarter of 2011 in the amount of $2,075 were modified by a reduction in the interest rate. In addition to these loans, the remaining $1,979 of restructured loans for the first nine months of 2011 was modified by a combination of a reduction in the interest rate and the principal. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three and nine months ended September 30, 2011. These loans were restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off during the respective time periods. Loans modified in a troubled debt restructuring that defaulted with a recorded investment of zero were fully paid down through the sale of foreclosed real estate property prior to period end.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	1	0	2	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$0	2	$0

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
Age Analysis of Past Due Loans
As of September 30, 2011
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$6,791	$5,830	$12,621	$687,519	$700,140	$72
Nonowner-occupied	16,830	8,017	24,847	1,534,131	1,558,978	1,849
Other commercial	8,824	10,807	19,631	1,175,259	1,194,890	606
Residential real estate	45,939	29,325	75,264	1,872,737	1,948,001	10,290
Construction & land development	9,436	17,087	26,523	557,156	583,679	3,113
Consumer:
Bankcard	304	136	440	10,761	11,201	136
Other consumer	4 ,939	446	5 385	262,220	267,605	274

Total	$93,063	$71,648	$164,711	$6,099,783	$6,264,494	$16,340

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
Age Analysis of Past Due Loans
As of December 31, 2010
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,525	$11,570	$19,095	$555,814	$574,909	$1,481
Nonowner-occupied	12,827	5,014	17,841	1,206,640	1,224,481	204
Other commercial	14,687	8,942	23,629	1,014,673	1,038,302	841
Residential real estate	49,758	20,383	70,141	1,630,239	1,700,380	3,814
Construction & land development	6,803	20,387	27,190	443,744	470,934	254
Consumer:
Bankcard	409	124	533	11,492	12,025	124
Other consumer	4,660	811	5,471	236,849	242,320	517

Total	$96,669	$67,231	$163,900	$5,099,451	$5,263,351	$7,235

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
	September 30, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$5,758	$10,089
Nonowner-occupied	6,168	4,810
Other commercial	10,201	8,101
Residential real estate	19,035	16,569
Construction & land development	13,974	20,133
Consumer:
Bankcard	0	0
Other consumer	172	294

Total	$55,308	$59,996

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2011
	Commercial Real Estate
	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$642,976	$1,415,487	$1,050,449	$480,401
Special mention	29,500	69,831	85,554	37,728
Substandard	27,664	73,660	58,770	64,550
Doubtful	0	0	117	1,000

Total	$700,140	$1,558,978	$1,194,890	$583,679

As of December 31, 2010
	Commercial Real Estate
	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$502,228	$1,133,186	$897,196	$366,358
Special mention	27,156	59,159	80,015	47,183
Substandard	45,525	32,136	61,083	51,282
Doubtful	0	0	8	6,111

Total	$574,909	$1,224,481	$1,038,302	$470,934

Credit Quality Indicators

Consumer Credit Exposure

As of September 30, 2011
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,845,589	$10,761	$262,261
Special mention	50,099	304	4 787
Substandard	52,178	136	557
Doubtful	135	0	0

Total	$1,948,001	$11,201	$267,605

As of December 31, 2010
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,605,589	$11,492	$236,888
Special mention	47,538	409	4,621
Substandard	47,008	124	811
Doubtful	245	0	0

Total	$1,700,380	$12,025	$242,320

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

The following table sets forth United’s impaired loans information by class of loans:

Impaired Loans
For the Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$7,589	$10,057	$0	$12,475	$98
Nonowner-occupied	26,203	27,073	0	12,621	911
Other commercial	4,129	6,157	0	11,317	198
Residential real estate	14,082	15,523	0	15,081	384
Construction & land development	13,273	23,888	0	26,915	342
Consumer:
Bankcard	0	0	0	0	0
Other consumer	501	501	0	529	21
With an allowance recorded:
Commercial real estate:
Owner-occupied	$0	$0	$0	$499	$0
Nonowner-occupied	2,448	2,868	569	4,113	139
Other commercial	21,326	22,290	6,131	8,495	1,276
Residential real estate	10,663	12,811	1,889	15,627	328
Construction & land development	9,754	11,050	2,220	8,542	188
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$7,589	$10,057	$0	$12,974	$98
Nonowner-occupied	28,651	29,941	569	16,734	1,050
Other commercial	25,455	28,447	6,131	19,812	1,474
Residential real estate	24,745	28,334	1,889	30,708	712
Construction & land development	23,027	34,938	2,220	35,457	530
Consumer:
Bankcard	0	0	0	0	0
Other consumer	501	501	0	529	21

For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$10,837	$11,970	$0	$4,229	$323
Nonowner-occupied	3,365	3,579	0	5,444	239
Other commercial	4,512	4,718	0	5,480	376
Residential real estate	6,650	7,971	0	6,742	301
Construction & land development	19,275	22,506	0	14,743	569
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	47	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$0	$0	$0	$4,462	$0
Nonowner-occupied	2,924	3,124	918	1,881	80
Other commercial	3,923	4,304	2,147	2,961	244
Residential real estate	9,195	10,694	1,920	5,228	488
Construction & land development	8,360	8,785	3,408	13,876	358
Consumer:
Bankcard	0	0	0	0	0
Other consumer	1,320	1,320	200	273	1
Total:
Commercial real estate:
Owner-occupied	$10,837	$11,970	$0	$8,691	$323
Nonowner-occupied	6,289	6,703	918	7,325	319
Other commercial	8,435	9,022	2,147	8,441	620
Residential real estate	15,845	18,665	1,920	11,970	789
Construction & land development	27,635	31,291	3,408	28,619	927
Consumer:
Bankcard	0	0	0	0	0
Other consumer	1,320	1,320	200	320	1

6.	ALLOWANCE FOR CREDIT LOSSES

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

For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $250 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first nine months of 2011, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,985 and $2,006 at September 30, 2011 and December 31, 2010, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the nine months ended September 30, 2011 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans
For the Nine Months Ended September 30, 2011
	Commercial Real Estate
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
Allowance for Loan Losses:

Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	1,227	790	1,513	5,211	5,517	949	0	15,207
Recoveries	0	624	1,676	175	66	269	0	2,810
Provision	1,776	499	(2,272)	6,856	6,000	672	(658)	12,873

Ending balance	$3,665	$12,789	$19,809	$13,473	$19,287	$2,153	$2,333	$73,509

Ending Balance: individually evaluated for impairment	$0	$569	$6,131	$1,889	$2,220	$0	$0	$10,809

Ending Balance: collectively evaluated for impairment	$3,665	$12,220	$13,678	$11,584	$17,067	$2,153	$2,333	$62,700

Financing receivables:

Ending balance	$700,140	$1,558,978	$1,194,890	$1,948,001	$583,679	$278,806	$0	$6,264,494

Ending Balance: individually evaluated for impairment	$4,971	$26,946	$22,383	$17,209	$19,125	$0	$0	$90,634

Ending Balance: collectively evaluated for impairment	$695,169	$1,532,032	$1,172,507	$1,930,792	$564,554	$278,806	$0	$6,173,860

7.	INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$41,440	($29,653)	$11,787

Goodwill not subject to amortization			$372,979

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$30,995	($28,055)	$2,940

Goodwill not subject to amortization			$311,765

United incurred amortization expense of $860 and $1,597 for the quarter and nine months ended September 30, 2011, respectively, and $448 and $1,473 for the quarter and nine months ended September 30, 2010, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2011	$2,258
2012	2,534
2013	1,728
2014	1,273
2015 and thereafter	5,592

8.	SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $274,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2011, federal funds purchased were $20,440 while securities sold under agreements to repurchase were $239,655. The securities sold under agreements to repurchase were accounted for as collateralized borrowings. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2011, United had no outstanding balance under this line of credit.

United Bank (VA) participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank retains the funds in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established and that amount must be collateralized at all times. All tax deposits or a portion of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of September 30, 2011, United Bank (VA) had an outstanding balance of $225 and had additional funding available of $4,775.

9.	LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2011, United had an unused borrowing amount of approximately $1,990,549 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2011, $151,904 of FHLB advances with a weighted-average interest rate of 4.18% is scheduled to mature within the next eight years.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2011	$10,000
2012	55,000
2013	29,242
2014	26,625
2015 and thereafter	31,037

Total	$151,904

United has a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2011 and December 31, 2010, the outstanding balances of the Debentures were $203,529 and $184,277 respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

As part of the acquisition of Centra on July 8, 2011, United assumed all the obligations of Centra and its subsidiaries. Centra had a total of two statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Centra. At merger, the outstanding balance of Centra’s Debentures was $20 million.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,715,402 and $1,562,371 of loan commitments outstanding as of September 30, 2011 and December 31, 2010, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $285 and $1,469 as of September 30, 2011 and December 31, 2010, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $128,093 and $117,705 as of September 30, 2011 and December 31, 2010, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

In April, 2011, United Bankshares, Inc. and United Bank, Inc. of West Virginia were named as defendants in two putative class actions. In the first putative class action, the plaintiffs seek to represent a national class of United Bank, Inc. of West Virginia customers allegedly harmed by United Bank’s overdraft practices relating to debit card transactions. In the second putative class action, the plaintiff seeks to represent a class of West Virginia residents allegedly harmed by United Bank’s overdraft practices relating to debit card transactions.

These lawsuits are substantially similar to class action lawsuits being filed against financial institutions nationwide. With respect to the second putative class action, in September of 2011, the West Virginia state court ruled on a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. Although the West Virginia state court denied the motion as to United Bank, Inc. of West Virginia, the motion was granted, without prejudice, as to United Bankshares, Inc. Otherwise, at this stage of the proceedings, it is too early to determine if these matters would be reasonably expected to have a material adverse effect on United’s financial condition. United believes there are meritorious defenses to the claims asserted in both proceedings.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2011, United only has fair value hedges. United’s cash flow hedge matured in December of 2010.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at September 30, 2011:

Derivative Classifications and Hedging Relationships

September 30, 2011

	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,130	0.00%	6.27%

Total Derivatives Used in Fair Value Hedges	$13,130

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$13,130

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$4,236	Other assets	$4,360

Total derivatives not designated as hedging instruments		$4,236		$4,360

Total asset derivatives		$4,236		$4,360

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,395	Other liabilities	$1,581

Total derivatives designated as hedging instruments		$1,395		$1,581

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$4,236	Other liabilities	$4,360

Total derivatives not designated as hedging instruments		$4,236		$4,360

Total liability derivatives		$5,631		$5,941

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2011	September 30, 2010
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$20	$22

Total derivatives in fair value hedging relationships		$20	$22

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$557	$763
Interest rate contracts (2)	Other expense	$(557)	$(763)

Total derivatives not designated as hedging instruments		$0	$0

Total derivatives		$20	$22

		Nine Months Ended
	Income Statement Location	September 30, 2011	September 30, 2010
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$61	$65

Total derivatives in fair value hedging relationships		$61	$65

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$1,363	$2,476
Interest rate contracts (2)	Other expense	$(1,363)	$(2,476)

Total derivatives not designated as hedging instruments		$0	$0

Total derivatives		$61	$65

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

12.	FAIR VALUE MEASUREMENTS

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflects forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at September 30, 2011 ranged from LIBOR plus 6.00% to LIBOR plus 30.00%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2011 Using
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$304,547	$0	$304,547	$0
State and political subdivisions	100,344	0	100,344	0
Residential mortgage-backed securities
Agency	225,545	0	225,545	0
Non-agency	43,567	420	43,147	0
Trust preferred collateralized debt obligations	44,073	0	0	44,073
Single issue trust preferred securities	11,497	431	11,066	0
Other corporate securities	5,000	0	5,000	0

Total available for sale debt securities	734,573	851	689,649	44,073
Available for sale equity securities:
Financial services industry	2,017	1,624	393	0
Equity mutual funds (1)	847	847	0	0
Other equity securities	789	789	0	0

Total available for sale equity securities	3,653	3,260	393	0

Total available for sale securities	738,226	4,111	690,042	44,073
Derivative financial assets:
Interest rate contracts	4,236	0	4,236	0

Liabilities
Derivative financial liabilities:
Interest rate contracts	5,631	0	5,631	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

Description	Balance as of December 31, 2010	Fair Value at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$103,865	$0	$103,865	$0
State and political subdivisions	84,313	0	84,313	0
Residential mortgage-backed securities
Agency	323,733	0	323,733	0
Non-agency	73,756	408	73,348	0
Trust preferred collateralized debt obligations	49,908	0	0	49,908
Single issue trust preferred securities	11,726	446	11,280	0

Total available for sale debt securities	647,301	854	596,539	49,908
Available for sale equity securities:
Financial services industry	1,942	1,942	0	0
Equity mutual funds (1)	3,054	3,054	0	0
Other equity securities	979	979	0	0

Total available for sale equity securities	5,975	5,975	0	0

Total available for sale securities	653,276	6,829	596,539	49,908
Derivative financial assets:
Interest rate contracts	4,360	0	4,360	0

Liabilities
Derivative financial liabilities:
Interest rate contracts	5,941	0	5,941	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2011 and December 31, 2010 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2011	December 31, 2010

Balance, beginning of year	$49,908	$59,294

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(13,451)	(7,322)
Included in other comprehensive income	7,616	(2,064)
Purchases	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3	0	0
Transfers out of Level 3	0	0

Balance, ending of period	$44,073	$49,908

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the unaudited Consolidated Statements of Income.

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

OREO: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two market approach methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Brokers Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal using a market approach. An authorized independent appraiser conducts appraisals for United. Appraisals for property other than ongoing construction are based on consideration of comparable property sales (Level 2). In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). As a matter of policy, valuations are reviewed at least annually and appraisals are generally updated on a bi-annual basis with values lowered as necessary.

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first nine months of 2011.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2011	Fair Value Measurements at September 30, 2011 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$44,191	$0	$23,111	$21,080	$1,764
OREO	52,657	0	46,630	6,027	1,692

Description	Balance as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$25,722	$0	$9,741	$15,981	$7,545
OREO	44,770	0	42,705	2,065	3,364

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

The estimated fair values of United’s financial instruments are summarized below:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$668,524	$668,524	$461,389	$461,389
Securities available for sale	738,226	738,226	653,276	653,276
Securities held to maturity	62,114	61,657	67,036	62,315
Other securities	71,558	68,460	74,403	73,901
Loans held for sale	7,378	7,378	6,869	6,869
Loans	6,259,228	6,178,078	5,260,326	5,178,765
Derivative financial assets	4,236	4,236	4,360	4,360
Deposits	6,927,975	6,958,446	5,713,534	5,742,452
Short-term borrowings	260,320	260,320	193,214	193,214
Long-term borrowings	355,433	366,049	386,458	393,994
Derivative financial liabilities	5,631	5,631	5,941	5,941

13.	STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan.

The 2011 LTI Plan replaces the 2006 Stock Option Plan which expired during the second quarter of 2011. A total of 887,650 shares were granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $336 and $797 for the third quarter and first nine months of 2011, respectively, which was included in salaries and employee benefits expense in the unaudited Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares which were available for the 2006 Stock Option Plan.

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

A summary of option activity under the Plans as of September 30, 2011, and the changes during the first nine months of 2011 are presented below:

	Nine Months Ended September 30, 2011
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2011	1,597,032			$28.91
Granted	311,300			28.64
Exercised	33,007			11.51
Forfeited or expired	62,747			23.92

Outstanding at September 30, 2011	1,812,578	$118,145	5.0	$29.36

Exercisable at September 30, 2011	1,204,978	$118,145	3.1	$31.29

The following table summarizes the status of United’s nonvested awards during the first nine months of 2011:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2011	311,800	$6.25
Granted	311,300	7.91
Vested	0	0.00
Forfeited or expired	15,500	6.62

Nonvested at September 30, 2011	607,600	$7.09

Cash received from options exercised under the Plans for the nine months ended September 30, 2011 and 2010 was $379 thousand and $2.14 million, respectively. During the nine months ended September 30, 2011 and 2010, 33,007 and 136,256 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for both the six months ended September 30, 2011 and 2010. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2011 and 2010 was $473 thousand and $1.54 million, respectively.

The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $159 thousand and $389 thousand from excess tax benefits related to share-based compensation for the nine months ended September 30, 2011 and 2010, respectively.

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

Net periodic pension cost for the three and nine months ended September 30, 2011 and 2010 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$625	$595	$1,855	$1,765
Interest cost	1,134	1,087	3,366	3,224
Expected return on plan assets	(2,101)	(1,739)	(6,234)	(5,161)
Amortization of transition asset	0	(33)	0	(98)
Recognized net actuarial loss	574	582	1,705	1,728
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$233	$493	$693	$1,459

Weighted-Average Assumptions:
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%	2.75%	2.75%

15.	INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2011, United has provided a liability for $628 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2008 through 2010.

As of September 30, 2011 and 2010, the total amount of accrued interest related to uncertain tax positions was $171 and $333, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16.	COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net Income	$20,016	$17,316	$55,353	$52,657
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(7,622)	(10,740)	(17,482)	(24,722)
Related income tax effect	2,668	3,759	6,119	8,653
Less : OTTI charges recognized in net income	7,922	1,864	14,128	4,446
Related income tax benefit	(2,773)	(652)	(4,945)	(1,556)
Reclassification of previous noncredit OTTI to credit OTTI	4,169	375	10,143	1,646
Related income tax benefit	(1,459)	(131)	(3,550)	(576)

Net unrealized gains (losses) on AFS securities with OTTI	2,905	(5,525)	4,413	(12,109)

AFS securities – all other:
Net change in unrealized gains on AFS securities arising during the period	(1,988)	10,067	(2,131)	21,217
Related income tax effect	696	(3,524)	746	(7,426)
Net reclassification adjustment for (gains) losses included in net income	(445)	(161)	(1,647)	(372)
Related income tax expense (benefit)	155	56	576	130

	(1,582)	6,438	(2,456)	13,549

Net effect of AFS securities on other comprehensive income	1,323	913	1,957	1,440

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	0	0	0	130
Related income tax expense	0	0	0	(45)
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	1	6	5
Related income tax expense	0	0	(2)	(2)

Net effect of HTM securities on other comprehensive income	2	1	4	88

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	0	1,802	0	5,640
Related income tax effect	0	(631)	0	(1,974)

Net effect of cash flow hedge derivatives on other comprehensive income	0	1,171	0	3,666

Pension plan:
Change in pension asset	0	0	0	0
Related income tax expense	0	0	0	0
Amortization of transition asset	0	(33)	0	(98)
Related income tax expense	0	12	0	38
Amortization of prior service cost	0	1	1	1
Related income tax benefit	0	0	0	0
Recognized net actuarial loss	574	582	1,705	1,728
Related income tax benefit	(234)	(233)	(679)	(686)

Net effect of change in pension plan asset on other comprehensive income	340	329	1,026	983

Total change in other comprehensive income	1,665	2,414	2,987	6,177

Total Comprehensive Income	$21,681	$19,730	$58,340	$58,834

17.	EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Basic
Net Income	$20,016	$17,316	$55,353	$52,657

Average common shares outstanding	49,628,087	43,588,021	45,656,304	43,528,210

Earnings per basic common share	$0.40	$0.40	$1.21	$1.21

Diluted
Net Income	$20,016	$17,316	$55,353	$52,657

Average common shares outstanding	49,628,087	43,588,021	45,656,304	43,528,210
Equivalents from stock options	8,295	57,632	35,802	78,881

Average diluted shares outstanding	49,636,382	43,645,653	45,692,106	43,607,091

Earnings per diluted common share	$0.40	$0.40	$1.21	$1.21

18.	VARIABLE INTEREST ENTITIES

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

United currently sponsors twelve statutory business trusts that were created for the purpose of raising funds that qualify for Tier I regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.

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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	6.67% Fixed, until October 2012	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	6.62% Fixed, until March 2012	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2011			As of December 31, 2010
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)

Trust preferred securities	$206,136	$199,518	$6,618	$186,023	$179,536	$6,487

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2011, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

In addition, on July 8, 2011, United completed its acquisition of Centra Financial Holdings, Inc. (Centra) of Morgantown, West Virginia. The results of operations of Centra are included in the consolidated results of operations from the date of acquisition. As a result, comparisons for the third quarter and first nine months of 2011 to the same time periods of 2010 are impacted by increased levels of average balances, income, expense, and asset quality results due to the acquisition. At consummation, Centra had assets of approximately $1.3 billion, loans of $1.0 billion, deposits of $1.1 billion and shareholders’ equity of $131 million.

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

As explained in Note 6, Allowance for Credit Losses to the unaudited consolidated financial statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At September 30, 2011, the allowance for loan losses was $73.5 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted first nine months of 2011 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited consolidated financial statements.

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

At September 30, 2011, approximately 9.78% of total assets, or $839.31 million, consisted of financial instruments recorded at fair value. Of this total, approximately 91.52% or $768.13 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 8.48% or $71.18 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At September 30, 2011, only $5.63 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United believes the valuations of its financial instruments mentioned above to be reasonable. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of September 30, 2011 were $8.58 billion which was an increase of $1.42 billion or 19.87% from December 31, 2010, primarily the result of the acquisition of Centra Financial Holdings Inc. (Centra) on July 8, 2011. Portfolio loans increased $998.90 million or 18.99%, cash and cash equivalents increased $207.14 million or 44.89%, investment securities increased $77.18 million or 9.71%, goodwill increased $61.21 million or 19.63%, other assets increased $52.92 million or 16.81%, bank premises and equipment increased $20.90 million or 37.75% and loans available for sale increased $509 thousand or 7.41% due primarily to the Centra merger. The increase in total assets is reflected in a corresponding increase in total liabilities of $1.24 billion or 19.53% from year-end 2010. The increase in total liabilities was due mainly to an increase of $1.21 billion or 21.26% and $36.08 million or 6.22% in deposits and borrowings, respectively, mainly due to the Centra acquisition. Shareholders’ equity increased $179.74 million or 22.67% from year-end 2010 due primarily to the acquisition of Centra.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2011 increased $207.14 million or 44.89% from year-end 2010. Of this total increase, interest-bearing deposits with other banks increased $195.70 million or 56.67% as United placed its excess cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $10.94 million or 9.49% and federal funds sold increased $492 thousand or 68.52%. During the first nine months of 2011, net cash of $78.92 million and $95.38 million was provided by operating activities and investing activities, respectively, while net cash of $32.83 million was provided by financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2011 and 2010.

Securities

Total investment securities at September 30, 2011 increased $77.18 million or 9.71% from year-end 2010. Centra added approximately $128.08 million in investment securities, including purchase accounting amounts, at merger. Securities available for sale increased $84.95 million or 13.00%. This change in securities available for sale reflects $1.07 billion in sales, maturities and calls of securities, $1.04 billion in purchases, and a $2.46 million decrease in market value. Securities held to maturity decreased $4.92 million or 7.34% from year-end 2010 due to calls and maturities of securities. Other investment securities decreased $2.85 million or 3.82% from year-end 2010. Centra added approximately $124.17 million in available for sale securities and $3.91 million in other investment securities.

The following table summarizes the changes in the available for sale securities since year-end 2010:

(Dollars in thousands)	September 30 2011	December 31 2010	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$304,547	$103,865	$200,682	193.21%
State and political subdivisions	100,344	84,313	16,031	19.01%
Mortgage-backed securities	269,112	397,488	(128,376)	(32.30%)
Marketable equity securities	3,653	5,976	(2,323)	(38.87%)
Trust preferred collateralized debt obligations	44,073	49,908	(5,835)	(11.69%)
Single issue trust preferred securities	11,497	11,726	(229)	(1.95%)
Corporate securities	5,000	0	5,000	100.00%

Total available for sale securities, at fair value	$738,226	$653,276	$84,950	13.00%

The following table summarizes the changes in the held to maturity securities since year-end 2010:

(Dollars in thousands)	September 30 2011	December 31 2010	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,098	$11,200	$(102)	(0.91%)
State and political subdivisions	15,582	20,288	(4,706)	(23.20%)
Mortgage-backed securities	79	94	(15)	(15.96%)
Single issue trust preferred securities	32,116	32,122	(6)	(0.02%)
Other corporate securities	3,239	3,332	(93)	(2.79%)

Total held to maturity securities, at amortized cost	$62,114	$67,036	$(4,922)	(7.34%)

At September 30, 2011, gross unrealized losses on available for sale securities were $76.30 million. Securities in an unrealized loss position at September 30, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. As of September 30, 2011, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis.

During the first nine months of 2011, United recognized net other-than-temporary impairment charges totaling $13.45 million and $677 thousand, respectively, on certain TRUP CDOs and non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of September 30, 2011 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities, as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $509 thousand or 7.41% as Centra added $2.06 million at merger. Partially offsetting the increase from the Centra merger, loan sales exceeded loan originations in the secondary market during the first nine months of 2011.

Portfolio loans, net of unearned income, increased $998.90 million or 18.99% from year-end 2010 mainly as a result of the Centra acquisition which added approximately $1.02 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2010, commercial, financial and agricultural loans increased $616.32 million or 21.72% as commercial real estate loans increased $459.73 million and commercial loans (not secured by real estate) increased $156.59 million. In addition, residential real estate loans and construction and land development loans increased $247.62 million or 14.56% and $112.75 million or 23.94%, respectively, while other consumer loans increased $25.29 million or 10.43%. The increases were due primarily to the Centra merger.

The following table summarizes the changes in the loan categories since year-end 2010:

(Dollars in thousands)	September 30 2011	December 31 2010	$ Change	% Change
Loans held for sale	$7,378	$6,869	$509	7.41%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$700,140	$574,909	$125,231	21.78%
Nonowner-occupied commercial real estate	1,558,978	1,224,481	334,497	27.32%
Other commercial loans	1,194,890	1,038,302	156,588	15.08%

Total commercial, financial, and agricultural	$3,454,008	$2,837,692	$616,316	21.72%
Residential real estate	1,948,001	1,700,380	247,621	14.56%
Construction & land development	583,679	470,934	112,745	23.94%
Consumer:
Bankcard	11,201	12,025	(824)	(6.85%)
Other consumer	267,605	242,320	25,285	10.43%
Less: Unearned income	(5,266)	(3,025)	(2,241)	(74.08%)

Total Loans, net of unearned income	$6,259,228	$5,260,326	$998,902	18.99%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $52.92 million or 16.81% from year-end 2010. The Centra merger added approximately $52.40 million in other assets plus an additional $10.45 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $24.27 million as approximately $19.61 million was acquired from Centra while the remaining increase was due to an increase in the cash surrender value. The remainder of the increase in other assets is the result of an $11.45 million increase in deferred tax assets and an increase of $7.89 million in OREO.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2011 increased $1.21 billion or 21.26% from year-end 2010 as a result of the Centra acquisition. Centra added approximately $1.13 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $410.42 million or 34.11% while interest-bearing deposits increased $804.02 million or 17.83% from December 31, 2010.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $230.96 million or 26.08%, noninterest-bearing public funds of $101.16 million or 768.49%, and personal noninterest-bearing deposits of $75.95 million or 26.68% as a result of the Centra acquisition.

The increase in interest-bearing deposits was due mainly to the Centra merger as all major categories of interest-bearing deposits, except interest-bearing checking accounts. Interest-bearing money market accounts (MMDAs) increased $511.09 million or 30.27%, time deposits over $100,000 increased $166.59 million or 16.83%, time deposits under $100,000 increased $98.82 million or 8.57%, and regular savings balances increased $ 76.12 million or 19.60%. The $511.09 million increase in interest-bearing MMDAs is due to a $321.10 million and a $232.61 million increase in personal MMDAs and commercial MMDAs, respectively. Public funds MMDAs, on the other hand, decreased $42.62 million. The $166.59 million increase in time deposits over $100,000 is the result of a $151.24 million increase in fixed rate certificates of deposits (CDs) and an $18.50 million increase in Certificate of Deposit Account Registry Service (CDARS) balances. The $98.82 million increase in time deposits under $100,000 is due to fixed rate CDs increasing $109.31 million while variable rate CDs decreased $23.40 million. Partially offsetting these increases in interest-bearing deposits was a decrease of $48.59 million or 16.75% in interest-bearing checking deposits mainly due to a $26.43 million decrease in commercial interest-bearing checking accounts, a $14.83 million decrease in personal interest-bearing checking accounts, and a $7.34 million decrease in state and municipal interest-bearing checking accounts.

The following table summarizes the changes in the deposit categories since year-end 2010:

(Dollars In thousands)	September 30 2011	December 31 2010	$ Change	% Change
Demand deposits	$866,555	$657,395	$209,160	31.82%
Interest-bearing checking	241,567	290,153	(48,586)	(16.75%)
Regular savings	464,449	388,332	76,117	19.60%
Money market accounts	2,946,598	2,234,252	712,347	31.88%
Time deposits under $100,000	1,252,152	1,153,337	98,815	8.57%
Time deposits over $100,000	1,156,654	990,065	166,589	16.83%

Total deposits	$6,927,975	$5,713,534	$1,214,442	21.26%

Borrowings

Total borrowings at September 30, 2011 increased $36.08 million or 6.22% during the first nine months of 2011. Centra added approximately $48 million at merger. Since year-end 2010, short-term borrowings increased $67.11 million or 34.73% due to a $56.56 million increase in securities sold under agreements to repurchase and an $11.90 million increase in federal funds purchased. Centra added approximately $28.57 million in short-term borrowings at merger. Long-term borrowings decreased $31.03 million or 8.03% since year-end 2010 as long-term FHLB advances decreased $50.28 million or 24.87% due to repayments. In addition, United assumed $20 million of junior subordinated debt securities in the Centra merger.

The table below summarizes the change in the borrowing categories since year-end 2010:

(Dollars in thousands)	September 30 2011	December 31 2010	$ Change	% Change
Federal funds purchased	$20,440	$8,542	$11,898	139.29%
Securities sold under agreements to repurchase	239,655	183,097	56,558	30.89%
TT&L note option	225	1,575	(1,350)	(85.71%)
Long-term FHLB advances	151,904	202,181	(50,277)	(24.87%)
Trust preferred capital securities	203,529	184,277	19,252	10.45%

Total borrowings	$615,753	$579,672	$36,081	6.22%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2011 decreased $8.08 million or 11.96% from year-end 2010. The majority of the decrease was due to a $9.08 million decrease in income taxes payable due to a timing difference in payments and a $735 thousand decrease in interest payable. Partially offsetting these decreases was an increase of $1.98 million in dividends payable. Centra added approximately $3.27 million at merger.

Shareholders’ Equity

Shareholders’ equity at September 30, 2011 increased $179.74 million or 22.67% from December 31, 2010 mainly as a result of the Centra acquisition. The Centra transaction added approximately $161 million as 6,548,473 shares were issued from United’s authorized but unissued shares for the merger at a cost of $170 million. Earnings net of dividends for the first nine months of 2011 were $14.10 million.

Accumulated other comprehensive income increased $2.99 million due mainly to an increase of $4.41 million, net of deferred taxes, in the non-credit portion of OTTI losses and amortization of pension costs of $1.03 million, net of deferred taxes. Partially offsetting these increases was a decrease of $2.46 million, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio.

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2011 was $55.35 million or $1.21 per diluted share as compared to $52.66 million or $1.21 per diluted share for the first nine months of 2010. Net income for the third quarter of 2011 was $20.02 million or $0.40 per diluted share, as compared to $17.32 million or $0.40 per diluted share reported for the prior year third quarter. As previously mentioned, United completed its acquisition of Centra during the third quarter of 2011. The financial results of Centra are included in United’s results from the July 8, 2011 acquisition date.

The results for the first nine months and third quarter of 2011 included before-tax, other-than-temporary impairment charges of $14.13 million and $7.92 million, respectively, on certain investment securities. Results for the first nine months and third quarter of 2010 included before-tax, other-than-temporary impairment charges of $4.45 million and $1.86 million, respectively, on certain investment securities. In addition, results for the first nine months of 2011 and 2010 included before-tax, net gains of $1.63 million and $2.04 million, respectively, on the sale of investment securities.

United’s annualized return on average assets for the first nine months of 2011 was 0.98% and return on average shareholders’ equity was 8.62% as compared to 0.93% and 9.04% for the first nine months of 2010. For the third quarter of 2011, United’s annualized return on average assets was 0.95% and return on average shareholders’ equity was 8.26% as compared to 0.91% and 8.73% for the third quarter of 2010. United’s returns compare favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of 0.72% and average return on equity of 6.56% for the first six months of 2011.

Net interest income for the first nine months of 2011 was $188.74 million, an increase of $9.11 million or 5.07% from the prior year’s first nine months. Net interest income for the third quarter of 2011 was $70.75 million, an increase of $11.77 million or 19.96% from prior year’s third quarter. The provision for credit losses was $12.87 million and $3.64 million for the first nine months and third quarter of 2011, respectively, as compared to $19.39 million and $6.12 million for the first nine months and third quarter of 2010, respectively.

Noninterest income for the first nine months of 2011 was $38.96 million which was a decrease of $9.88 million or 20.23% from the first nine months of 2010. For the third quarter of 2011, noninterest income was $10.98 million, a decrease of $4.71 million or 30.03% from the third quarter of 2010. Included in noninterest income were the previously mentioned net gains on the sale of securities and other-than-temporary impairment charges on investment securities. For the first nine months of 2011, noninterest expense was flat from the first nine months of 2010, increasing $1.18 million or less than 1%. For the third quarter of 2011, noninterest expense increased $4.98 million or 11.33% from the third quarter of 2010.

For the first nine months of 2011 and 2010, income tax expense was $25.45 million and $23.59 million, respectively. The effective tax rate for the first nine months of 2011 and 2010 was 31.50% and 30.94%, respectively. Income taxes for the third quarter of 2011 were $9.20 million as compared to $7.34 million for the third quarter of 2010. For the quarters ended September 30, 2011 and 2010, United’s effective tax rates were 31.50% and 29.76%, respectively.

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

Net interest income for the first nine months of 2011 was higher than the first nine months of 2010 due mainly to a lower amount of average interest-bearing liabilities due to the net repayment of FHLB advances since September 30, 2010. Net interest income for the third quarter of 2011 increased from the third quarter of 2010 due primarily to an increase in average earnings assets as a result of the Centra merger. Generally, prior to the Centra merger, net interest income had declined in 2011 from the same time periods in 2010 as interest income has declined more than interest expense. The lower amount of net interest income had been due largely to a decrease in average earning assets as a result of less loan demand due to current economic conditions and a lack of desirable reinvestment options for securities as they mature or are called. Yields on earning assets have also declined from last year due to lower reinvestment rates on loans and securities as a result of historically low market interest rates. United has been able to lower its funding costs on deposits and short-term borrowings from last year due to these lower market interest rates even to the point of outpacing the decline in the yield on earning assets.

Net interest income for the first nine months of 2011 was $188.74 million, an increase of $9.11 million or 5.07% from the first nine months of 2010. The $9.11 million increase in net interest income occurred because total interest income declined $15.18 million while total interest expense declined $24.29 million from the first nine months of 2010. Net interest income for the third quarter of 2011 was $70.75 million, an increase of $11.77 million or 19.96% from the third quarter of 2010. The $11.77 million increase in net interest income occurred because total interest income increased $4.81 million while total interest expense declined $6.96 million from the third quarter of 2010. On a linked-quarter basis, net interest income for the third quarter of 2011 increased $12.13 million or 20.69% from the second quarter of 2011. The $12.13 million increase in net interest income occurred because total interest income increased $12.27 million while total interest expense only increased $135 thousand from the second quarter of 2011. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first nine months of 2011 was $193.59 million, an increase of $9.48 million or 5.15% from the first nine months of 2010. This increase in tax-equivalent net interest income was primarily attributable to a decline in average interest-bearing liabilities of $421.72 million or 7.49% due mainly to the net repayment of approximately $360 million in FHLB advances since September 30, 2010. Average earning assets were relatively flat, decreasing $65.18 million or less than 1% from the first nine months of 2010. Average net loans were also flat, increasing $13.09 million or less than 1% for the first nine months of 2011 while average investments decreased $111.27 million or 12.16%. In addition, the average cost of funds declined 50 basis points from the first nine months of 2010. Partially offsetting the increases to tax-equivalent net interest income for the first nine months of 2011 was a decline of 25 basis points in the average yield on earning assets for the first nine months of 2011 as compared to the first nine months of 2010. The net interest margin for the first nine months of 2011 was 3.87%, which was an increase of 22 basis points from a net interest margin of 3.65% for the first nine months of 2010.

Tax-equivalent net interest income for the third quarter of 2011 was $72.52 million, an increase of $12.09 million or 20.01% from the third quarter of 2010. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Centra acquisition. Average earning assets increased $770.86 million or 11.53% from the third quarter of 2010. Average net loans increased $776.98 million or 14.60% for the third quarter of 2011. In addition, the average cost of funds declined 55 basis points from the third quarter of 2010. Partially offsetting the increases to tax-equivalent net interest income for the third quarter of 2011 was a decline of 23 basis points in the average yield on earning assets for the third quarter of 2011 as compared to the same quarter in 2010. The net interest margin for the third quarter of 2011 was 3.87%, which was an increase of 27 basis points from a net interest margin of 3.60% for the third quarter of 2010.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2011 increased $12.13 million or 20.69% from the second quarter of 2011 due mainly to an increase in average earning assets as a result of the Centra merger. Average earning assets increased $1.15 billion or 18.25% from the second quarter of 2011 as average investment securities and average net loans increased $45.69 million or 5.79% and $952.88 million or 18.52% for the quarter, respectively. In addition, the average cost of funds declined 18 basis points from the second quarter of 2011. Partially offsetting the increases to tax-equivalent net interest income for the third quarter of 2011 was a decrease of 10 basis points in the average yield on earning assets from the second quarter of 2011. The net interest margin of 3.87% for the third quarter of 2011 was an increase of 4 basis points from the net interest margin of 3.83% for the second quarter of 2011.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2011, September 30, 2010 and June 30, 2011 and the nine months ended September 30, 2011 and September 30, 2010.

	Three Months Ended
(Dollars in thousands)	September 30 2011	September 30 2010	June 30 2011

Net interest income, GAAP basis	$70,752	$58,982	$58,621
Tax-equivalent adjustment (1)	1,765	1,444	1,637

Tax-equivalent net interest income	$72,517	$60,426	$60,258

	Nine Months Ended
(Dollars in thousands)	September 30 2011	September 30 2010

Net interest income, GAAP basis	$188,736	$179,625
Tax-equivalent adjustment (1)	4,855	4,491

Tax-equivalent net interest income	$193,591	$184,116

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$528,718	$366	0.27%	$482,365	$347	0.28%
Investment Securities:
Taxable	725,005	5,686	3.14%	784,007	8,303	4.24%
Tax-exempt	109,188	1,565	5.73%	102,658	1,720	6.70%

Total Securities	834,193	7,251	3.48%	886,665	10,023	4.52%
Loans, net of unearned income (2)	6,170,974	78,849	5.08%	5,390,078	70,963	5.23%
Allowance for loan losses	(73,504)			(69,588)

Net loans	6,097,470		5.14%	5,320,490		5.30%

Total earning assets	7,460,381	$86,466	4.61%	6,689,520	$81,333	4.84%

Other assets	922,191			825,813

TOTAL ASSETS	$8,382,572			$7,515,333

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,217,555	$9,667	0.74%	$4,513,180	$13,255	1.17%
Short-term borrowings	248,829	53	0.08%	316,066	57	0.07%
Long-term borrowings	354,482	4,229	4.73%	696,459	7,595	4.33%

Total Interest-Bearing Funds	5,820,866	13,949	0.95%	5,525,705	22,907	1.50%

Noninterest-bearing deposits	1,557,654			1,150,999
Accrued expenses and other liabilities	42,340			52,054

TOTAL LIABILITIES	7,420,860			6,728,758
SHAREHOLDERS’ EQUITY	961,712			786,575

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,382,572			$7,515,333

NET INTEREST INCOME		$72,517			$60,426

INTEREST SPREAD			3.66%			3.34%

NET INTEREST MARGIN			3.87%			3.60%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$407,700	$942	0.31%	$374,701	$910	0.32%
Investment Securities:
Taxable	706,212	18,206	3.44%	806,720	27,063	4.47%
Tax-exempt	97,908	4,667	6.36%	108,671	5,571	6.84%

Total Securities	804,120	22,873	3.79%	915,391	32,634	4.75%
Loans, net of unearned income (2)	5,541,356	212,033	5.11%	5,523,738	217,121	5.25%
Allowance for loan losses	(73,120)			(68,593)

Net loans	5,468,236		5.18%	5,455,145		5.32%

Total earning assets	6,680,056	$235,848	4.72%	6,745,237	$250,665	4.97%

Other assets	854,463			824,257

TOTAL ASSETS	$7,534,519			$7,569,494

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,619,519	$29,918	0.87%	$4,638,579	$43,675	1.26%
Short-term borrowings	246,748	106	0.06%	288,646	134	0.06%
Long-term borrowings	342,758	12,233	4.77%	703,519	22,740	4.32%

Total Interest-Bearing Funds	5,209,025	42,257	1.08%	5,630,744	66,549	1.58%

Non-interest bearing deposits	1,418,784			1,103,727
Accrued expenses and other liabilities	48,326			56,190

TOTAL LIABILITIES	6,676,135			6,790,661
SHAREHOLDERS’ EQUITY	858,384			778,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,534,519			$7,569,494

NET INTEREST INCOME		$193,591			$184,116

INTEREST SPREAD			3.64%			3.39%

NET INTEREST MARGIN			3.87%			3.65%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for credit losses for the first nine months of 2011 and 2010 was $12.87 million and $19.39 million, respectively. For the quarters ended September 30, 2011 and 2010, the provision for credit losses was $3.64 million and $6.12 million, respectively. Net charge-offs for the first nine months of 2011 were $12.40 million as compared to $16.60 million for the first nine months of 2010. Net charge-offs were $3.26 million for the third quarter of 2011 as compared to net charge-offs of $4.68 million for the same quarter in 2010. The lower amounts of provision expense and net charge-offs for 2011 compared to 2010 were primarily due to a decrease in commercial loan charge-offs and an increase in commercial loan recoveries. Annualized net charge-offs as a percentage of average loans were 0.21% and

0.27% for the third quarter and first nine months of 2011, respectively. This ratio compares favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 1.01% for the first half of 2011. On a linked-quarter basis, United’s provision for credit losses decreased $1.16 million while net charge-offs decreased $1.38 million from the second quarter of 2011. The decrease from the second quarter of 2011 was due to a $1.3 million recovery on a previously charged off loan.

At September 30, 2011, nonperforming loans were $73.72 million or 1.18% of loans, net of unearned income, up from nonperforming loans of $67.23 million or 1.28% of loans, net of unearned income, at December 31, 2010. Since year-end 2010, United has experienced a higher level of 90 day delinquencies. In addition, Centra added $1.19 million of nonperforming loans. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $16.34 million at September 30, 2011, an increase of $9.54 million or 140.36% from $6.80 million at year-end 2010. There have been several commercial and consumer relationships with balances in excess of $1 million which have experienced delinquencies of greater than 90 days since December 31, 2010. In addition, Centra added $969 thousand in loans past due 90 days or more. At September 30, 2011, nonaccrual loans were $53.76 million, a decrease of $6.24 million or 10.39% from $60.00 million at year-end 2010. The decrease in nonaccrual loans occurred within both commercial and consumer loans. During the first nine months of 2011, United received payoffs on several large loans with balances in excess of $500 thousand. United also foreclosed on several properties which were then transferred to other real estate owned. Centra added only $222 thousand in nonaccrual loans. Restructured loans were $3.62 million at September 30, 2011 as compared to $437 thousand restructured loans at year-end 2010. The increase in restructured loans was mainly due to the restructure of a $1.09 million apartment complex loan and a $982 thousand office building loan. The loss potential on these loans has been properly evaluated and allocated within United’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $126.38 million, including OREO of $52.66 million at September 30, 2011, represented 1.47% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 3.24% at June 30, 2011.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2011, impaired loans were $109.97 million, which was an increase of $39.61 million or 56.29% from the $70.36 million in impaired loans at December 31, 2010. This increase in impaired loans was due mainly to increased impairments associated with loans in United’s real estate construction and development portfolio primarily as a result of charge-offs recognized on impaired loans and subsequent transfers to OREO. In addition, Centra added $14.32 million at September 30, 2011. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within United’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2011, the allowance for credit losses was $75.49 million which was comparable to $75.04 million at December 31, 2010.

At September 30, 2011, the allowance for loan losses was $73.51 million which was comparable to $73.03 million at December 31, 2010. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.17% at

September 30, 2011 and December 31, 2010. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 99.71% and 108.63% at September 30, 2011 and December 31, 2010, respectively. The coverage ratio for United’s Federal Reserve peer group was 83.55% at June 30, 2011. The decline in United’s ratio at September 30, 2011 from December 31, 2010 was mainly because United was unable to carry-over Centra’s previously established allowance for loan losses in accordance with accounting rules. In addition, nonperforming loans increased $6.49 million or 9.66% from year-end 2010. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $1.13 million. The increased allocations did not significantly increase the overall level of the reserve because of a decrease in the estimate for imprecision of $658 thousand. This increase in allocations coincided with the increase of 9.66% in nonperforming loans in comparison with year-end 2010. The Company’s detailed methodology and analysis indicated only a slight increase in the allocated allowance for loan losses primarily because of the offsetting factors of lower loans outstanding, changes within historical loss rates and increased loss allocations on impaired loans.

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current environmental conditions. The allowance for credit losses includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the allowance accounts for the inherent imprecision in the analysis of the allowance for credit losses. Over the past several years, United has grown through acquisition, and accordingly, expanded the geographic area in which it operates. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio in these other geographic areas.

United’s formal company-wide review of the allowance for loan losses at September 30, 2011 produced increased allocations in four of the six loan categories. The allowance allocated to commercial real estate owner-occupied loans increased by $549 thousand primarily due to an increase in historical loss rates. The allowance for commercial real estate nonowner-occupied loans increased by $333 thousand primarily due to an increase in loans outstanding within the segments having higher historical loss rates. The residential real estate allocation increased by $1.82 million due to higher historical loss rates. The real estate construction and development loan pool experienced an increase in allocation of $550 thousand primarily due to an increase in historical loss rates. Offsetting these increases was a decrease in the other commercial loan pool of $2.11 million. The decrease was driven by a combination of lower loan outstandings and lower historical loss rates which were partially offset by an increase in specific allocations for impaired loans of $4.0 million. The remaining loan pool with decreased allowance allocations occurred in the consumer loan pool which reflected decreased allocations of $8 thousand as a result of lower loan outstandings. In summary, the overall level of the allowance for loan losses was stable in comparison from year-end 2010 as a result of offsetting factors within the portfolio as described in the narrative. The increased allocations in the commercial and residential real estate pools recognize the continuing economic problems and elevated risk factors for that sector of the economy. The reserve for lending-related commitments at September 30, 2011 was $1.99 million, an increase of $21 thousand or 1.05% from December 31, 2010. Changes to the reserve for lending-related commitments are recorded in other expense in the unaudited Consolidated Statements of Income.

An allowance is established for probable losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $10.81 million at September 30, 2011 and $8.59 million at December 31, 2010. Compared to the prior year-end, this element of the allowance increased by $2.22 million primarily due to increased other commercial loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased by $658 thousand at September 30, 2011 to $2.33 million. The estimate for imprecision of $2.33 million at September 30, 2011 represents 3.09% of the Company’s total allowance for loan losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for loan losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.49 million at September 30, 2011 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income was $38.96 million for the first nine months of 2011 which was a decrease of $9.88 million or 20.23% from the first nine months of 2010. For the third quarter of 2011, noninterest income was $10.98 million, a decrease of $4.71 million or 30.03% from the third quarter of 2010.

Net losses on investment securities transactions for the first nine months of 2011 were $12.50 million as compared to net losses of $2.41 million for the first nine months of 2010. Included in net losses on investment securities for the first nine months of 2011 were before-tax other-than-temporary impairment charges of $14.13 million on certain investment securities and a before-tax, net gain of $1.63 million on the sale of investment securities. Included in net losses on investment securities for the first nine months of 2010 were before-tax, other-than-temporary impairment charges of $4.45 million on certain investment securities and a before-tax, net gain of $2.04 million on the sale of investment securities. Excluding the results of security transactions, noninterest income for the first nine months of 2011 would have decreased $208 thousand or less than 1% from the same period in 2010. For the third quarter of 2011, net losses on investment securities transactions were $7.48 million as compared to net losses of $1.73 million for the third quarter of 2010. Included in net losses on investment securities transactions for the third quarter of 2011 were before-tax other-than-temporary impairment charges of $7.92 million on certain investment securities. Included in net losses on investment securities transactions for the third quarter of 2010 were before-tax, other-than-temporary impairment charges of $1.86 million on certain investment securities. Excluding the results of security transactions, noninterest income for the third quarter of 2011 would have increased $1.03 million or 5.93% from the third quarter of 2010.

Revenue from trust and brokerage services for the first nine months of 2011 was flat from the first nine months of 2010, increasing $79 thousand or less than 1%. Revenue from trust and brokerage services was $10.03 million for the first nine months of 2011 as compared to $9.95 million for the first nine months of 2010. For the third quarter of 2011, revenue from trust and brokerage services from the prior year’s third quarter increased $65 thousand or 2.02% from the prior year’s third quarter. Revenue from trust and brokerage services was $3.28 million for the third quarter of 2011 as compared to $3.22 million for the third quarter of 2010.

Fees from deposit services for the first nine months of 2011 were $30.43 million, an increase of $995 thousand or 3.38% from the first nine months of 2010. For the third quarter of 2011, fees from deposit services were $10.46 million, an increase of $364 thousand or 3.60% as compared to the same period in 2010. In particular, service charges increased $440 thousand and $443 thousand, respectively, while ATM fees increased $945 thousand and $283 thousand during the first nine months and third quarter of 2011, respectively. In addition, debit card income increased $576 thousand and $168 thousand, respectively, for the first nine months and third quarter of 2011. Partially offsetting these increases were decreases in overdraft fees of $1.10 million and $495 thousand, respectively, for the first nine months and third quarter of 2011.

Income from bank-owned life insurance increased $452 thousand or 12.93% and $262 thousand or 20.44%, respectively, for the first nine months and third quarter of 2011 as compared the first nine months and third quarter of 2010. These increases in income as compared to the same time period in 2010 were due to increases in the cash surrender values of the insurance policies as well as additional policies acquired in the Centra merger.

Mortgage banking income increased $211 thousand or 58.77% and $87 thousand or 73.73% for the first nine months and third quarter of 2011 from the same periods in 2010. These increases were due primarily to increased mortgage loan sales in the secondary market. Mortgage loan sales were $41.03 million in the first nine months of 2011 as compared to $28.13 million in the first nine months of 2010. Mortgage loan sales were $19.75 million in the third quarter of 2011 as compared to $8.52 million in the third quarter of 2010.

Fees from bankcard services decreased $738 thousand or 22.97% for the first nine months of 2011 while increasing $144 thousand or 13.17% for the third quarter of 2011. Fees from bankcard services were $2.48 million and $1.24 million for the first nine months and third quarter of 2011, respectively, as compared to $3.21 million and $1.09 million, respectively, for the first nine months and third quarter of 2010. The decrease for the first nine months of 2011 was due mainly to the sale of United’s merchant business in the fourth quarter of 2010. A similar amount of expense reduction in bankcard processing costs is included in other expense in the income statement as a result of the sale of United’s merchant business. The increase for the third quarter of 2011 was due to higher volume.

Other income decreased $725 thousand or 21.03% for the first nine months of 2011. This decrease in other income is due mainly to a decrease of $1.11 million from derivatives not in a hedging relationship as a result of a change in value. A corresponding amount of expense is included in other expense in the income statement. For the third quarter of 2011, other income increased $164 thousand or 14.80%.

On a linked-quarter basis, noninterest income for the third quarter of 2011 decreased $2.36 million from the second quarter of 2011. Included in the results for the third quarter and second quarter of 2011 were before-tax, other-than-temporary impairment charges of $7.92 million and $4.10 million, respectively. Excluding the results of the other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have increased $1.66 million or 9.85% on a linked-quarter basis due primarily to increases of $554 thousand in fees from bankcard services, $316 thousand in income from bank-owned life insurance policies, $268 thousand in income from derivatives not in hedge relationships due to a change in the fair value, and $121 thousand in fees from deposit services. A similar amount of expense related to the change in the fair value of other derivative financial instruments is included in other expense in the income statement.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2011, noninterest expense was relatively flat from the first nine months of 2010, increasing $1.18 million or less than 1%. Noninterest expense increased $4.98 million or 11.33% for the third quarter of 2011 compared to the same period in 2010.

Employee compensation increased $2.49 million or 5.62% for the first nine months of 2011 when compared to the first nine months of 2010. Employee compensation for the third quarter of 2011 increased $2.36 million or 16.13% from the third quarter of 2010. These increases were due mainly to the additional employees from the Centra merger.

Employee benefits expense for the first nine months of 2011 was relatively flat from the first nine months of 2010, decreasing $84 thousand or less than 1%. Employee benefits expense for the third quarter of 2011 increased $233 thousand or 5.64% from the third quarter of 2010 due mainly to the additional employees from the Centra merger. Specifically within employee benefits expense, FICA expense increased $198 thousand and $95 thousand for the first nine months and third quarter of 2011, respectively, from the same periods last year. Pension expense decreased $271 thousand and $16 thousand for the first nine months and third quarter of 2011, respectively. For the first nine months of 2011, health insurance expense decreased $107 thousand from the first nine months of 2010 while increasing $127 thousand for the third quarter of 2011 as compared to the third quarter of 2010.

Net occupancy expense for the first nine months and third quarter of 2011 increased $446 thousand or 3.40% and $864 thousand or 20.64%, respectively, from the first nine months and third quarter of 2010. The increase was due mainly to the additional offices acquired from Centra. In particular, building rental expense increased $263 thousand and $362 thousand for the first nine months and third quarter of 2011, respectively, while building depreciation increased $230 thousand and $222 thousand, respectively, during the same time periods in 2011.

Other real estate owned (OREO) expense for the first nine months of 2011 decreased $1.14 million or 18.18% from the first nine months of 2010. The decrease was due mainly to fewer reductions to the fair values of OREO properties and fewer losses on sales. OREO expense for the third quarter of 2011 increased $128 thousand or 6.40% from the third quarter of 2010 due mainly to increased losses on the sales of OREO properties.

Equipment expense for the first nine months of 2011 increased $1.01 million or 23.21% from the first nine months of 2010. Equipment expense for the third quarter of 2011 increased $713 thousand or 47.00% from the third quarter of 2010. These increases were due to higher depreciation and maintenance expense as a result of the Centra merger.

Data processing expense increased $457 thousand or 5.60% for the first nine months of 2011 as compared to the first nine months of 2010. For the third quarter of 2011, data processing expense increased $347 thousand or 13.38% from the third quarter of 2010. These increases were due to the additional processing as a result of the Centra merger.

Bankcard processing expense for the first nine months and third quarter of 2011 declined $1.59 million or 67.94% and $491 thousand or 64.18%, respectively, from the first nine months and third quarter of 2010. The decreases were the result of the sale of United’s merchant business.

FDIC insurance expense for the first nine months and third quarter of 2011 decreased $332 thousand or 4.55% and $148 thousand or 6.03%, respectively, from the first nine months and third quarter of 2010. The decreases were due to lower premiums.

Other expense for the first nine months of 2011 was flat from the first nine months of 2010, decreasing $77 thousand or less than 1%. Expense from derivatives not in hedge relationships decreased $1.11 million for the first nine months of 2011 due to a change in their fair value. Virtually offsetting this decrease were merger expenses United incurred for the first nine months of 2011 of $667 thousand, additional ATM expense of $286 thousand and increased amortization expense on intangibles of $124 thousand. Other expense for the third quarter of 2011 increased $972 thousand or 8.35% from the third quarter of 2010 due mainly to increased amortization expense on intangibles of $411 thousand, merger expenses of $303 thousand and additional franchise taxes of $228 thousand.

On a linked-quarter basis, noninterest expense for the third quarter of 2011 increased $7.20 million or 17.27% from the second quarter of 2011 due mainly to the Centra merger. Accordingly, most major categories of noninterest expense showed increases. In particular, employee compensation expense increased $1.96 million, employee benefits expense increased $230 thousand, net occupancy expense increased $911 thousand, equipment expense increased $771 thousand, intangibles amortization increased $505 thousand and data processing fees increased $189 thousand mainly the result of the Centra merger. In addition, OREO expense increased $896 thousand due to a decline in the fair values of OREO properties and expense from derivatives not in hedge relationships increased $268 thousand due to a change in the fair value.

Income Taxes

Income tax expense for the first nine months of 2011 and 2010 was $25.45 million and $23.59 million, respectively. For the first nine months of 2011 and 2010, United’s effective tax rate was 31.50% and 30.94%, respectively. Income taxes for the third quarter of 2011 were $9.20 million as compared to $7.34 million for the third quarter of 2010. For the quarters ended September 30, 2011 and 2010, United’s effective tax rate was 31.50% and 29.76%, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2010 for disclosures with respect to United’s fixed and determinable contractual obligations. As previously mentioned, United completed its acquisition of Centra Financial Holdings, Inc. (Centra) on July 8, 2011. As such, United assumed the financial obligations, including contractual obligations and commitments, that also may require future payments. Please refer to Centra’s Annual Report of Form 10-K for the year ended December 31, 2010 for disclosures regarding the fixed and determinable contractual obligations acquired by United. Otherwise, there have been no material changes outside the ordinary course of business since year-end 2010 in the specified contractual obligations disclosed in United’s Annual Report on Form 10-K.

As of September 30, 2011, United recorded a liability for uncertain tax positions, including interest and penalties, of $628 thousand in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2010 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2011 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2010 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2011, cash of $78.92 million was provided by operating activities due mainly to net income of $55.35 million for the first nine months of 2011. Net cash of $95.38 million was provided by investing activities which was mainly due to net cash received of $49.09 million for the acquisition of Centra. In addition, net cash of $33.35 million was received for excess of net proceeds from sales, calls and maturities of investment securities over purchases. During the first nine months of 2011, net cash of $32.83 million was provided by financing activities. Cash provided by financing activities included an increase in deposits and short-term borrowings of $83.25 million and $38.54 million, respectively. Uses of cash for financing activities included the repayment of FHLB borrowings in the amount of $50.28 million and the payment of cash dividends in the amount of $39.28 million for the first nine months of 2011. The net effect of the cash flow activities was an increase in cash and cash equivalents of $207.14 million for the first nine months of 2011.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.64% at September 30, 2011 and 13.65% at December 31, 2010, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.39% and 10.40%, respectively, at September 30, 2011, are also well above regulatory minimum requirements.

Total shareholders’ equity was $972.75 million at September 30, 2011, which was an increase of $179.74 million or 22.67% from December 31, 2010 primarily due to the Centra merger and the retention of earnings. United’s equity to assets ratio was 11.34% at September 30, 2011 as compared to 11.08% at December 31, 2010. The primary capital ratio, capital and reserves to total assets and reserves, was 12.11% at September 30, 2011 as compared to 12.00% at December 31, 2010. United’s average equity to average asset ratio was 11.47% and 10.47% for the quarters ended September 30, 2011 and 2010, respectively. For the first nine months of 2011 and 2010, the average equity to average assets ratio was 11.39% and 10.29%, respectively. All of these financial measurements reflect a financially sound position.

During the third quarter of 2011, United’s Board of Directors declared a cash dividend of $0.30 per share. Cash dividends were $0.90 per common share for the first nine months of 2011. Total cash dividends declared were $15.06 million for the third quarter of 2011 and $41.26 million for the first nine months of 2011 which were relatively flat from $13.08 million and $39.21 million, respectively, for the third quarter and first nine months of 2010.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2011 and December 31, 2010:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	September 30, 2011	December 31, 2010
+200	7.44%	6.87%
+100	3.22%	2.71%
-100	-2.09%	1.80%

At September 30, 2011, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.22% over one year as compared to an increase of 2.71% at December 31, 2010. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.44% over one year as of September 30, 2011, as compared to an increase of 6.87% as of December 31, 2010. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.09% over one year as of September 30, 2011 as compared to an increase of 1.80%, over one year as of December 31, 2010. With the federal funds rate at 0.25% at September 30, 2011 and December 31, 2010, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. During the first nine months of 2011, United received cash of $110 thousand on the retained interest in the securitization and recognized income of the same amount in the period. However, the securitization trust (the Trust) is subject to an adverse judgment arising from a class action suit. An order granting supplemental damages and entry of final judgment was entered March 5, 2010. Subsequent to the order, the Trust entered into a settlement with all members of the Settlement Class wherein the Trust agreed not to appeal the case and the plaintiffs agreed to accept reduced and limited damages in settlement and dismissal of their claims with prejudice. The settlement will be strictly paid from the residual cash flows from the Trust and not the Company. Because the future payments and prepayments of loans in the Trust cannot be predicted, United cannot currently determine the amounts of residual cash flows that will be received.

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

At September 30, 2011, United’s mortgage related securities portfolio had an amortized cost of $263 million, of which approximately $174 million or 66% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.3 years and a weighted average yield of 5.21%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 1.2%, less than the price decline of a 1 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 19%.

United had approximately $45 million in 15-year mortgage backed securities with a projected yield of 4.81% and a projected average life of 3.1 years as of September 30, 2011. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 6.3 years and a weighted average maturity (WAM) of 8.3 years.

United had approximately $6 million in 20-year mortgage backed securities with a projected yield of 4.78% and a projected average life of 2.7 years on September 30, 2011. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 8.7 years and a weighted average maturity (WAM) of 10.8 years.

United had approximately $7 million in 30-year mortgage backed securities with a projected yield of 6.54% and a projected average life of 3.8 years on September 30, 2011. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 11.5 years and a weighted average maturity (WAM) of 17.5 years.

The remaining 11% of the mortgage related securities portfolio at September 30, 2011, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2011, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2011 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In April, 2011, United Bankshares, Inc. and United Bank, Inc. of West Virginia were named as defendants in two putative class actions. In the first putative class action, the plaintiffs seek to represent a national class of United Bank, Inc. of West Virginia customers allegedly harmed by United Bank’s overdraft practices relating to debit card transactions. In the second putative class action, the plaintiff seeks to represent a class of West Virginia residents allegedly harmed by United Bank’s overdraft practices relating to debit card transactions.

These lawsuits are substantially similar to class action lawsuits being filed against financial institutions nationwide. With respect to the second putative class action, in September of 2011, the West Virginia state court ruled on a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. Although the West Virginia state court denied the motion as to United Bank, Inc. of West Virginia, the motion was granted, without prejudice, as to United Bankshares, Inc. Otherwise, at this stage of the proceedings, it is too early to determine if these matters would be reasonably expected to have a material adverse effect on United’s financial condition. United believes there are meritorious defenses to the claims asserted in both proceedings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended September 30, 2011 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2011	—	—	—	322,200
8/01 – 8/31/2011	180	$24.72	—	322,200
9/01 – 9/30/2011	—	—	—	322,200

Total	180	$24.72	—

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the three months ended September 30, 2011, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2011, the following shares were purchased for the deferred compensation plan: August 2011 – 180 shares at an average price of $24.72.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

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

UNITED BANKSHARES, INC.
(Registrant)

Date:	November 4, 2011	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	November 4, 2011	/s/ Steven E. Wilson
Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description	Page Number

3.1		Articles of Incorporation	(a)

3.2		Bylaws	(b)

10.1		Summary of Compensation Paid to Named Executive Officers	(c)

10.2		Summary of Amendment to Richard M. Adams’ Employment Contract	(c)

10.3		Summary of Amendments to Supplemental Executive Retirement Agreement (Tier 1 SERP) for Richard M. Adams, Steven E. Wilson, and James B. Hayhurst, Jr.	(c)

10.4		Summary of Compensation Paid to Directors	(d)

31.1		Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	76

31.2		Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	77

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	78

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	79

101		Interactive data file (XBRL)	(e)

Footnotes:

*	Furnished not filed.
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated February 28, 2011 and filed March 4, 2011 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated July 26, 2011 and filed August 1, 2011 for United Bankshares, Inc., File No. 0-13322.
(e)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.