Form 10-K
period 2011-12-31
UNITED BANKSHARES INC/WV
filed 2012-02-29
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-13322

United Bankshares, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-0641179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 United Center 500 Virginia Street, East Charleston, West Virginia	25301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (304) 424-8704

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.50 Par Value	NASDAQ Global Select Market
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2011, was approximately $960,832,558.

As of January 31, 2012, United Bankshares, Inc. had 50,212,948 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated April 9, 2012 for the 2012 Annual Shareholders’ Meeting to be held on May 21, 2012, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2011, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-eight banking institutions. As of December 31, 2011, United has three banking subsidiaries (the Banking Subsidiaries). Two are doing business under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s other banking subsidiary is Centra Bank, Inc. or Centra Bank which was acquired on July 8, 2011 and operates under the laws of West Virginia. United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.

Employees

As of December 31, 2011, United and its subsidiaries had approximately 1,619 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2011, United’s consolidated assets approximated $8.5 billion and total shareholders’ equity approximated $969 million.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s most recent acquisition of Centra Financial Holdings, Inc. which occurred on July 8, 2011.

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

United Bank (WV) and United Bank (VA) each maintain a trust department which acts as trustee under wills, trusts and pension and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents, and in addition performs a variety of investment and security services. Trust services are available to customers of affiliate banks. United Bank (WV) provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

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

United Bank (WV) and Centra Bank are members of a network of automated teller machines known as the New York Currency Exchange (NYCE) ATM network. United Bank (VA) is currently a member of the STAR network but will be converting to the NYCE network in March of 2012. The NYCE is an interbank network connecting the ATMs of various financial institutions in the United States and Canada.

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

Lending Activities

United’s loan portfolio, net of unearned income, increased $976.4 million to $6.2 billion in 2011 mainly as a result of the acquisition of Centra Financial Holdings, Inc. (Centra) which added approximately $1.0 billion, including purchase accounting amounts, in portfolio loans. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Virtually all classifications of loans increased for 2011 due to the Centra acquisition. Commercial real estate loans and commercial loans (not secured by real estate) increased $497.4 million or 27.6% and $173.9 million or 16.8%, respectively. Residential real estate loans increased $197.3 million or 11.6% and construction loans increased $78.9 million or 16.8%. Consumer loans increased $29.4 million or 11.5%.

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

As of December 31, 2011, approximately $394.2 million or 6.3% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage. Of the $394.2 million, $138.8 million is secured by first deeds of trust on residential real estate with $124.4 million of that total falling in a loan-to-value (LTV) range of 90% to 100% and $14.4 million above a LTV of 100%; $15.5 million is secured by subordinate deeds of trust on residential real estate with $10.9 million between a LTV of 90% to 100% and $4.6 million above a LTV of 100%; and $174.9 million is secured by commercial real estate generally ranging from the regulatory limit for the type of commercial real estate up to a LTV of 100%. Of the $174.9 million high loan to value commercial loans, $63.7 million are classified as Other Construction Loans and Land Loans, $60.7 million are Non-residential Secured, $11.4 million are Commercial Owner occupied properties, $28.3 million are 1-4 family Residential Secured properties, $5.4 million are Multi-family Residential Secured properties, $4.6 million are Residential Construction Loans and the remaining $864 thousand are secured by farmland.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2011, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $4.0 billion as of December 31, 2011. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has two such industry classifications that exceeded 10% of total loans. As of December 31, 2011, approximately $1.7 billion or 26.5% and $639.5 million or 10.3% of United’s total loan portfolio were for the purpose of renting or leasing real estate and construction, respectively. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2011, the balance of mortgage loans being serviced by United for others was insignificant.

United Bank (WV) and Centra Bank engage in the origination and acquisition of residential real estate loans for resale. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets. United Bank (WV)’s originations are predominately in its West Virginia markets while Centra Bank’s originations are mainly in West Virginia, Maryland and Pennsylvania. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts basis.

During 2011, United originated $67.0 million of real estate loans for sale in the secondary market and sold $72.0 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2011 were $952 thousand.

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

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “AAA” rated municipal securities. Interest and dividends on securities for the years of 2011, 2010, and 2009 were $27.1 million, $39.3 million, and $55.5 million, respectively. For the years of 2011, 2010 and 2009, United recognized net losses on security transactions of $18.8 million, $7.8 million and $14.7 million, respectively. In the year 2011, United recognized other-than-temporary impairment (OTTI) charges of $20.4 million consisting primarily of $17.3 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $3.2 million on collateralized mortgage obligations (CMOs), which are not expected to be sold. In the year 2010, United recognized other-than-temporary impairment charges of $9.8 million on certain investment securities consisting primarily of $7.3 million on pooled trust preferred collateralized debt obligations (TRUP CDOs), $1.2 million on collateralized mortgage obligations (CMOs) and $1.3 million on a certain investment security carried at cost.

Competition

United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

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

As of December 31, 2011, there were 68 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 101 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2011, West Virginia’s unemployment rate was 7.7% according to information from West Virginia’s Bureau of Employment Programs. The number of unemployed state residents rose 4,800 to 59,600 for the month of December as compared to the month of November. Total unemployment was down 13,400 over the year of 2011. The state unemployment rate of 7.7% for December 2011 was an increase from a rate of 7.1% for the month of November 2011 but a decline from 9.5% for December 2010. West Virginia’s seasonally adjusted unemployment rate remained at 7.9% in December, while the national rate declined two-tenths of a percentage point to 8.5%. West Virginia is expected to post modest job growth in 2012 according to the latest forecast from the West Virginia University College of Business and Economics. Overall, the state is likely to continue to expand during the next five years, assuming the national economy avoids recession. The forecast calls for West Virginia’s job growth to average 1.0% per year during the 2011-2016 period. Job growth in natural resources and mining is expected to slow significantly during the next five years. This reflects contrasting trends in coal mining and oil and gas extraction. The forecast calls for coal production to decline significantly during the next five years. Declining coal production in the future reflects the increasingly challenging geologic conditions in the southern part of the state, as well as the cumulative effect of a number of regulatory policies related to concerns about air and water quality. In addition, natural gas is expected to be a more potent competitor in the future. While construction and manufacturing employment are expected to expand modestly during the forecast, most job growth is expected in the service-providing industries, particularly health care; professional and business services; and trade, transportation, and utilities. Job gains in health care are related to the aging of the state’s residents and to the continued funding growth in Medicare and Medicaid. Jobs in professional and business services are expected to expand as state and national growth raises demand for business services like accounting, legal, management, computing and call center services. The trade, transportation and utilities sector should add jobs during the next five years, with growth expected to be strongest in the near term.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate as of December 2011 remained the same from November at 6.2% and was four-tenths of a percent below the year-ago December rate of 6.6%. The number of unemployed decreased by 1,726 while the labor force increased by 8,555, as an additional 10,281 people reported they were working. Virginia’s seasonally adjusted unemployment rate of 6.2% continues to be below the national rate of 8.5%. In Northern Virginia, which represents 36% of all jobs in the state, total employment rose by 28,800 jobs. The professional and business services sector added 10,900 new jobs in 2011. The government sector added 3,000 jobs. The housing market improved, with the construction and financial activities sectors adding a combined 200 jobs for the year. Employment in Virginia is expected to modestly increase by 1.2% and 1.0 % in 2012 and 2013, respectively. Much of the growth will be in the services sector. Growth in employment sectors related to the housing industry is anticipated to be sluggish. The government employment sector is expected to continue to shed jobs. Construction employment is expected to grow slightly in 2012 which would mark the first year of growth in this sector since 2006. Employment in trade, transportation and utilities is expected to increase as well in 2012.

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

United Bank (WV) and United Bank (VA), as state member banks, are subject to supervision, examination and regulation by the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. Centra Bank is subject to supervision, examination and regulation by the FDIC. Each Banking Subsidiary is subject to regulation by its state banking authority.

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

In December 2009, United paid $36.4 million in prepaid risk-based assessments, of which $20.7 million is remaining and included in other assets in the accompanying Consolidated Balance Sheet as of December 31, 2011.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will update its loss and income projections at least semi-annually for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In April 2011, the FDIC implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system. The final rule redefined the assessment base used for calculating deposit insurance assessments. Specifically, the rule bases assessments on an institution’s total assets less tangible capital, as opposed to total deposits. Since the new base is larger than the prior base, the FDIC also proposed lowering assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry. The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

United’s FDIC insurance expense totaled $8.5 million, $9.7 million and $9.2 million in 2011, 2010 and 2009, respectively.

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

The Basel Committee continued to refine Basel III during 2011 and plans to make further technical adjustments, especially relating to the new liquidity requirements. Capital and liquidity standards consistent with Basel III will be formally implemented in the United States through a series of rulemakings. The U.S. banking agencies intend to issue a notice of proposed rulemaking during the first quarter of 2012 and a final rule later in the year that would implement the Basel III capital reforms. The capital surcharge for the largest banks and liquidity standards are expected to be implemented through subsequent rulemakings. On November 22, 2011, the Federal Reserve Board issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review. In addition, the Federal Reserve also expects these banks to demonstrate that they can achieve the capital ratios required by the Basel III framework as applied to the U.S. In the coming months, we should see the issuance of new rules and additional guidance on Basel III implementation clarifying regulatory expectations for U.S. banking institutions, including smaller, less complex U.S. banks.

In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to United and its banking subsidiaries may be substantially different from the Basel III final framework as published in December 2010 and refined in 2011. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact United’s net income and return on equity.

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

Economic conditions began deteriorating during the latter half of 2007 and continued throughout 2011. Business activity across a wide range of industries and regions has been greatly reduced and many businesses are experiencing serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crisis, many lending institutions, including United, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Overall, the general business environment has had an adverse effect on United’s business, and there can be no assurance that the environment will improve in the near term. Accordingly, until conditions improve, United’s business, financial condition and results of operations could continue to be adversely affected.

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

United operates in a highly competitive market

United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2011, an aggregate of approximately $24.0 million, $19.2 million and $1.8 million was available for dividend payments from United Bank (WV), United Bank (VA) and Centra Bank, respectively, to United without regulatory approval.

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

The Dodd-Frank Act may adversely affect United’s business, financial condition and results of operations.

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

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and twenty-six (126) full service offices—sixty-one (61) offices located throughout West Virginia, fifty-eight (58) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and three (3) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area, two in the Charles Town area, two in the Morgantown area and one each in Parkersburg and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, three in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in

Bethesda, Maryland, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United leases two of its three facilities, one each in Bellaire and St. Clairsville. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas.

Item 3.	LEGAL PROCEEDINGS

In April of 2011, United Bankshares, Inc. and United Bank, Inc. of West Virginia were named as defendants in two putative class actions. In the first putative class action, the plaintiffs seek to represent a national class of United Bank, Inc. of West Virginia customers allegedly harmed by United Bank’s overdraft practices relating to debit card transactions. In the second putative class action, the plaintiff seeks to represent a class of West Virginia residents allegedly harmed by United Bank’s overdraft practices relating to debit card transactions.

These lawsuits are substantially similar to class action lawsuits being filed against financial institutions nationwide. With respect to the second putative class action, in September of 2011, the West Virginia state court ruled on a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. Although the West Virginia state court denied the motion as to United Bank, Inc. of West Virginia, the motion was granted, without prejudice, as to United Bankshares, Inc. Otherwise, at this stage of the proceedings, it is too early to determine if these matters would be reasonably expected to have a material adverse effect on United’s financial condition. An estimate as to possible loss cannot be provided at this time because such estimate cannot be made with certainty. United believes there are meritorious defenses to the claims asserted in both proceedings.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

UNITED BANKSHARES, INC.

FORM 10-K, PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock

As of January 31, 2012, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 50,867,630 were issued, including 654,682 shares held as treasury shares. The outstanding shares are held by approximately 7,382 shareholders of record, as well as 14,583 shareholders in street name as of January 31, 2012. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2011 and 2010, no shares were repurchased under the plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.21 per share in 2011, $1.20 per share in 2010 and $1.17 per share in 2009. See “Market and Stock Prices of United” for quarterly dividend information.

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

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 24, 2012, the last practicable date, was $29.06.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2012	Dividends	High	Low
First Quarter through February 24, 2012	---	$29.68	$27.36
2011
Fourth Quarter	$0.31	$29.29	$19.06
Third Quarter	$0.30	$25.21	$18.78
Second Quarter	$0.30	$27.46	$22.36
First Quarter	$0.30	$30.84	$25.66
2010
Fourth Quarter	$0.30	$30.25	$24.15
Third Quarter	$0.30	$27.25	$22.09
Second Quarter	$0.30	$31.99	$23.82
First Quarter	$0.30	$28.00	$20.15

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2011, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2006 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
United Bankshares, Inc.	100.00	75.17	92.78	59.29	90.77	92.31
NASDAQ Bank Index	100.00	80.13	62.94	52.67	60.11	53.82
S&P Mid-Cap Index	100.00	107.97	68.87	94.55	119.70	117.65

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2011	0	$00.00	0	322,200
11/01 – 11/30/2011	0	$00.00	0	322,200
12/01 – 12/31/2011	186	$23.54	0	322,200

Total	186	$23.54

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2011, no shares were exchanged by participants in United’s stock option plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2011, the following shares were purchased for the deferred compensation plan: December 2011 –186 shares at an average price of $23.54.

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

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2011. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Summary of Operations:
Total interest income	$316,522	$323,382	$365,845	$429,911	$438,729
Total interest expense	55,794	85,196	120,374	177,119	213,310
Net interest income	260,728	238,186	245,471	252,792	225,419
Provision for loan losses	17,141	13,773	46,065	25,155	5,330
Other income	50,837	62,203	53,970	67,303	57,749
Other expense	184,048	182,212	175,127	171,073	147,929
Income taxes	34,766	32,457	10,951	36,913	39,235
Net income	75,610	71,947	67,298	86,954	90,674
Cash dividends	56,827	52,300	50,837	50,231	47,446

Per common share:
Net income:
Basic	1.62	1.65	1.55	2.01	2.16
Diluted	1.61	1.65	1.55	2.00	2.15
Cash dividends	1.21	1.20	1.17	1.16	1.13
Book value per share	19.29	18.18	17.53	16.97	17.61

Selected Ratios:
Return on average shareholders’ equity	8.50%	9.19%	8.81%	11.12%	12.99%
Return on average assets	0.97%	0.95%	0.85%	1.09%	1.28%
Dividend payout ratio	75.16%	72.69%	75.54%	57.77%	52.33%

Selected Balance Sheet Data:
Average assets	$7,780,836	$7,533,974	$7,925,506	$8,007,068	$7,100,885
Investment securities	824,219	794,715	966,920	1,291,822	1,394,764
Loans held for sale	3,902	6,869	5,284	868	1,270
Total loans	6,236,710	5,260,326	5,736,809	6,014,155	5,793,484
Total assets	8,451,470	7,155,719	7,805,101	8,102,091	7,994,739
Total deposits	6,819,010	5,713,534	5,971,100	5,647,954	5,349,750
Long-term borrowings	345,366	386,458	771,935	852,685	774,162
Total liabilities	7,482,626	6,362,707	7,043,551	7,365,379	7,233,540
Shareholders’ equity	968,844	793,012	761,550	736,712	761,199

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2011, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

In addition, on July 8, 2011, United completed its acquisition of Centra Financial Holdings, Inc. (Centra) of Morgantown, West Virginia. The results of operations of Centra are included in the consolidated results of operations from the date of acquisition. As a result, comparisons for the fourth quarter and year of 2011 to the same time periods of 2010 are impacted by increased levels of average balances, income, expense, and asset quality results due to the acquisition. At consummation, Centra had assets of approximately $1.3 billion, loans of $1.0 billion, deposits of $1.1 billion and shareholders’ equity of $131 million.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At December 31, 2011, the allowance for loan losses was $73.9 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2011 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

Investment Securities

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

Income Taxes

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

At December 31, 2011, approximately 8.67% of total assets, or $732.77 million, consisted of financial instruments recorded at fair value. Of this total, approximately 92.96% or $681.21 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 7.04% or $51.56 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At December 31, 2011, only $5.05 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note T for additional information regarding ASC topic 820 and its impact on United’s financial statements.

2011 COMPARED TO 2010

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2011 were $8.45 billion which was an increase of $1.30 billion or 18.11% from December 31, 2010, primarily the result of the acquisition of Centra Financial Holdings Inc. (Centra) on July 8, 2011. Portfolio loans increased $976.38 million or 18.56%, cash and cash equivalents increased $174.61 million or 37.85%, investment securities increased $29.50 million or 3.71%, goodwill increased $59.93 million or 19.22%, other assets increased $35.17 million or 11.17%, and bank premises and equipment increased $21.06 million or 38.04%. Loans available for sale decreased $2.97 million or 43.19%. The increase in total assets is reflected in a corresponding increase in total liabilities of $1.12 billion or 17.60% from year-end 2010. The increase in total liabilities was due mainly to an increase of $1.11 billion or 19.35% and $20.46 million or 3.53% in deposits and borrowings, respectively, mainly due to the Centra acquisition. Shareholders’ equity increased $175.83 million or 22.17% from year-end 2010 due primarily to the acquisition of Centra and the retention of earnings after paying dividends to shareholders.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2011 increased $174.61 million or 37.85% from year-end 2010. Of this total increase, interest-bearing deposits with other banks increased $161.05 million or 46.64% as United placed its excess cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $13.28 million or 11.51% and federal funds sold increased $291 thousand or 40.53%. During the year of 2011, net cash of $118.57 million and $158.34 million was provided by operating activities and investing activities, respectively, while net cash of $102.29 million was used in financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2011 increased $29.50 million or 3.71% from year-end 2010. Centra added approximately $128.08 million in investment securities, including purchase accounting amounts, upon the merger. Securities available for sale increased $43.24 million or 6.62%. This change in securities available for sale reflects $1.49 billion in sales, maturities and calls of securities, $1.42 billion in purchases, and a $9.50 million increase in market value. Securities held to maturity decreased $7.75 million or 11.56% from year-end 2010 due to calls and maturities of securities. Other investment securities decreased $5.99 million or 8.05% from year-end 2010.

The following is a summary of available for sale securities at December 31:

	2011	2010	2009
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$303,484	$103,851	$4,960
States and political subdivisions	94,794	81,801	96,900
Mortgage-backed securities	225,069	386,125	624,396
Marketable equity securities	4,341	5,794	5,277
Trust preferred collateralized debt obligations	104,161	124,632	132,457
Single issue trust preferred securities	15,242	15,594	15,552
Corporate securities	4,994	0	0

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$752,085	$717,797	$879,542

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$696,518	$653,276	$811,777

The following is a summary of held to maturity securities at December 31:

	2011	2010	2009
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$11,062	$11,200	$11,331
States and political subdivisions	12,794	20,288	25,904
Mortgage-backed securities	77	94	110
Single issue trust preferred securities	32,116	32,122	33,499
Other corporate securities	3,240	3,332	6,577

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$59,289	$67,036	$77,421

TOTAL HELD TO MATURITY SECURITIES, at fair value	$56,181	$62,315	$70,535

At December 31, 2011, gross unrealized losses on available for sale securities were $68.86 million. Securities in an unrealized loss position at December 31, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

As of December 31, 2011, United’s mortgage-backed securities had an amortized cost of $225.15 million, with an estimated fair value of $231.03 million. The portfolio consisted primarily of $185.62 million in agency residential mortgage-backed securities with a fair value of $193.49 million and $39.53 million in non-agency residential mortgage-backed securities with an estimated fair value of $37.54 million.

As of December 31, 2011, United’s corporate securities had an amortized cost of $159.75 million, with an estimated fair value of $88.46 million. The portfolio consisted primarily of $104.16 million in pooled trust preferred securities with a fair value of $42.37 million and $47.36 million in single issue trust preferred securities with an estimated fair value of $37.77 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities with an amortized cost of $8.23 million and a fair value of $8.33 million, only one of which was individually significant.

The pooled trust preferred securities consisted of positions in 23 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $20.93 million of the Company’s pooled securities, while mezzanine tranches represent $83.23 million. Of the $83.23 million in mezzanine tranches, $13.40 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2011, $9.50 million of the pooled trust preferred securities were investment grade, $9.51 million were split-rated, and the remaining $85.15 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

Of the $47.36 million in single issue trust preferred securities at December 31, 2011, $18.77 million or 39.64% were investment grade; $13.01 million or 27.48% were unrated; $8.96 million or 18.93% were split rated; and $6.60 million or 13.95% were below investment grade. The three largest exposures accounted for 51.76% of the $47.36 million. These included Wells Fargo at $9.89 million, SunTrust Bank at $7.38 million and Peoples Bancorp, Inc. at $7.25 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

During the year of 2011, United recognized net other-than-temporary impairment charges totaling $17.25 million and $3.16 million, respectively, on certain TRUP CDOs and non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2011 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

More information relating to investment securities is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $2.97 million or 43.19% as sales of loans exceeded loan originations in the secondary market during the year of 2011. Portfolio loans, net of unearned income, increased $976.38 million or 18.56% from year-end 2010 mainly as a result of the Centra acquisition which added approximately $1.02 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2010, commercial, financial and agricultural loans increased $671.27 million or 23.66% as commercial real estate loans increased $497.37 million and commercial loans (not secured by real estate) increased $173.90 million. In addition, residential real estate loans and construction and land development loans increased $197.28 million or 11.60% and $78.94 million or 16.76%, respectively, while other consumer loans increased $29.37 million or 11.55%. The increases were due primarily to the Centra merger.

A summary of loans outstanding is as follows:

	December 31
	2011	2010	2009	2008	2007
Commercial, financial & agricultural	$3,508,966	$2,837,692	$3,003,298	$3,167,458	$2,957,497
Residential real estate	1,897,658	1,700,380	1,859,439	1,915,355	1,882,498
Construction & land development	549,877	470,934	559,602	601,995	601,323
Consumer	283,712	254,345	318,439	335,750	359,243
Less: Unearned interest	(3,503)	(3,025)	(3,969)	(6,403)	(7,077)

Total loans	6,236,710	5,260,326	5,736,809	6,014,155	5,793,484
Allowance for loan losses	(73,874)	(73,033)	(67,853)	(61,494)	(50,456)

TOTAL LOANS, NET	$6,162,836	$5,187,293	$5,668,956	$5,952,661	$5,743,028

Loans held for sale	$3,902	$6,869	$5,284	$868	$1,270

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2011:

	Less Than	One To	Over
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial & agricultural	$1,093,408	$1,339,437	$1,076,121	$3,508,966
Construction & land development	326,789	126,592	96,496	549,877

Total	$1,420,197	$1,466,029	$1,172,617	$4,058,843

At December 31, 2011, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$398,632	$1,100,363	$1,072,702	$2,571,697
Outstanding with adjustable rates	1,021,565	365,666	99,915	1,487,146

	$1,420,197	$1,466,029	$1,172,617	$4,058,843

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $35.17 million or 11.17% from year-end 2010. The Centra merger added approximately $51.66 million in other assets plus an additional $12.44 million in core deposit intangibles. Specifically within other assets, the cash surrender value of bank-owned life insurance policies increased $25.57 million as approximately $19.61 million was acquired from Centra while the remaining increase was due to an increase in the cash surrender value. The remainder of the increase in other assets is the result of an $11.12 million increase in deferred tax assets and an increase of $6.99 million in OREO. Partially offsetting these increases was a $19.73 million decline in United’s net pension asset due to a decline in the discount rate used in the year-end valuation and a less than expected return on the plan assets.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2011 increased $1.11 billion or 19.35% from year-end 2010 as a result of the Centra acquisition. Centra added approximately $1.13 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $415.91 million or 34.57% while interest-bearing deposits increased $689.57 million or 15.29% from December 31, 2010.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $237.64 million or 26.83%, personal noninterest-bearing deposits of $190.63 million or 66.97%, and noninterest-bearing public funds of $78.11 million or 593.36% as a result of the Centra acquisition.

The increase in interest-bearing deposits was due mainly to the Centra merger as all major categories of interest-bearing deposits, except interest-bearing checking accounts, increased from year-end 2010. Interest-bearing money market accounts (MMDAs) increased $461.73 million or 27.35%, time deposits over $100,000 increased $87.21 million or 8.81%, time deposits under $100,000 increased $60.63 million or 5.26%, and regular savings balances increased $85.49 million or 22.01%. The $461.73 million increase in interest-bearing MMDAs is due to a $325.38 million and a $177.32 million increase in personal MMDAs and commercial MMDAs, respectively. Public funds MMDAs, on the other hand, decreased $40.97 million. The $87.21 million increase in time deposits over $100,000 is the result of a $119.25 million increase in fixed rate certificates of deposits (CDs). Partially offsetting this increase in fixed rate CDs was a $28.97 million decrease in Certificate of Deposit Account Registry Service (CDARS) balances. The $60.63 million increase in time deposits under $100,000 was due to fixed rate CDs increasing $89.27 million while variable rate CDs decreased $25.70 million and CDARS balances under $100,000 decreased $16.12 million. Partially offsetting these increases in interest-bearing deposits was a decrease of $5.48 million or 1.89% in interest-bearing checking deposits mainly due to a $22.06 million decrease in commercial interest-bearing checking accounts which was partially offset by a $14.57 million increase in personal interest-bearing checking accounts and a $2.01 million increase in state and municipal interest-bearing checking accounts.

The table below summarizes the changes by deposit category since year-end 2010:

	December 31	December 31
	2011	2010	$ Change	% Change
(Dollars in thousands)
Demand deposits	$878,838	$657,395	$221,443	33.68%
Interest-bearing checking	284,670	290,153	(5,483)	(1.89%)
Regular savings	473,819	388,332	85,487	22.01%
Money market accounts	2,890,445	2,234,252	656,193	29.37%
Time deposits under $100,000	1,213,964	1,153,337	60,627	5.26%
Time deposits over $100,000	1,077,274	990,065	87,209	8.81%

Total deposits	$6,819,010	$5,713,534	$1,105,476	19.35%

At December 31, 2011, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2012	$1,488,691
2013	390,020
2014	173,344
2015	159,530
2016 and thereafter	79,653

TOTAL	$2,291,238

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2011 are summarized as follows:

Amount
( In thousands)
3 months or less	$434,263
Over 3 through 6 months	129,056
Over 6 through 12 months	201,620
Over 12 months	312,335

TOTAL	$1,077,274

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2011			2010			2009
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$476,460	$0	0.00%	$320,915	$0	0.00%	$275,331	$0	0.00%
NOW and money market deposits	3,084,146	9,019	0.29%	2,675,969	11,365	0.42%	2,346,354	8,980	0.38%
Savings deposits	447,166	423	0.09%	380,081	332	0.09%	346,887	300	0.09%
Time deposits	2,233,065	29,633	1.33%	2,349,119	43,966	1.87%	2,829,599	74,183	2.62%

TOTAL	$6,240,837	$39,075	0.63%	$5,726,084	$55,663	0.97%	$5,798,171	$83,463	1.44%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2011 increased $20.46 million or 3.53% during the year of 2011. Centra added approximately $48 million upon the merger. Since year-end 2010, short-term borrowings increased $61.55 million or 31.86% due to a $64.55 million increase in securities sold under agreements to repurchase. Centra added approximately $28.57 million in short-term borrowings at merger. Long-term borrowings decreased $41.09 million or 10.63% since year-end 2010 as long-term FHLB advances decreased $60.37 million or 29.86% due to repayments. Partially offsetting this decrease in long-term FHLB advances, United assumed $20 million of junior subordinated debt securities in the Centra merger.

The table below summarizes the changes by borrowing category since year-end 2010:

	December 31		Amount	Percentage
	2011	2010	Change	Change
(Dollars in thousands)
Federal funds purchased	$7,120	$8,542	$(1,422)	(16.65%)
Securities sold under agreements to repurchase	247,646	183,097	64,549	35.25%
TT&L note option	0	1,575	(1,575)	(100.00%)
Long-term FHLB advances	141,809	202,181	(60,372)	(29.86%)
Issuances of trust preferred capital securities	203,557	184,277	19,280	10.46%

Total borrowings	$600,132	$579,672	$20,460	3.53%

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2011 decreased $5.86 million or 8.69% from year-end 2010. The majority of the decrease was due to a $9.08 million decrease in income taxes payable due to a timing difference in payments. Partially offsetting this decrease was an increase of $2.48 million in dividends payable. Centra added approximately $3.27 million upon the merger.

Shareholders’ Equity

Shareholders’ equity at December 31, 2011 increased $175.83 million or 22.17% from December 31, 2010 mainly as a result of the Centra acquisition. The Centra transaction added approximately $161 million as 6,548,473 shares were issued from

United’s authorized but unissued shares for the merger at a cost of $170 million. Earnings net of dividends for the year of 2011 were $18.78 million.

Accumulated other comprehensive income decreased $6.10 million due mainly due to an after tax-adjustment to United’s pension asset resulting in a decline of $13.38 million. Partially offsetting this decrease was an increase of $6.17 million, net of deferred income tax, in the fair value of United’s available for sale investment portfolio. In addition, the accretion of pension costs for the year of 2011 was $1.46 million while the after-tax non-credit portion of OTTI losses for the year of 2011 was $354 thousand.

EARNINGS SUMMARY

Net income for the year 2011 was $75.61 million or $1.61 per diluted share compared to $71.95 million or $1.65 per diluted share for the year of 2010.

United’s return on average assets for the year of 2011 was 0.97% and return on average shareholders’ equity was 8.50% as compared to 0.95% and 9.19% for the year of 2010. United’s most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets was 0.79% and average return on equity was 7.37% for the first nine months of 2011.

As previously mentioned, United completed its acquisition of Centra during the third quarter of 2011. The financial results of Centra are included in United’s results from the July 8, 2011 acquisition date. As a result, comparisons for the fourth quarter and year of 2011 to the same time periods of 2010 are impacted by increased levels of average balances, income, expense, and asset quality results due to the acquisition. At consummation, Centra had assets of approximately $1.3 billion, loans of $1.0 billion, deposits of $1.1 billion and shareholders’ equity of $131 million. In addition, the results for the year of 2011 included before-tax, other-than-temporary impairment charges of $20.41 million on certain investment securities.

During the fourth quarter of 2010, United recovered funds from its insurance carrier in the amount of $15.00 million related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans previously charged-off in 2009. The $15.00 million of insurance proceeds were recorded as a recovery within United’s allowance for loan losses which resulted in provision for loan losses of $13.77 million for the year of 2010. Also, the results for the year of 2010 included noncash, before-tax, other-than-temporary impairment charges of $9.82 million on certain investment securities. The results for the year of 2010 included before-tax, net gains of $2.01 million on the sale of investment securities.

Net interest income for the year of 2011 was $260.73 million, an increase of $22.54 million or 9.46% from the prior year. The provision for loan losses was $17.14 million for the year 2011 as compared to $13.77 million for the year of 2010.

Noninterest income was $50.84 million for the year of 2011, down $11.37 million or 18.27% when compared to the year of 2010. Included in noninterest income for the year of 2011 and 2010 were the previously mentioned noncash before-tax other-than-temporary impairment charges of $20.41 million and $9.82 million, respectively. Noninterest expense was $184.05 million, an increase of $1.84 million or 1.01% for the year of 2011 when compared to 2010.

Income tax expense for the year of 2011 was $34.77 million as compared to $32.46 million for the year of 2010. United’s effective tax rate was approximately 31.5% and 31.1% for years ended December 31, 2011 and 2010, respectively, as compared to 14.0% for 2009.

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

Net interest income for the year of 2011 was higher than the year of 2010 due mainly to a lower amount of average interest-bearing liabilities due to the net repayment of FHLB advances at the end of 2010 and the beginning of 2011 as well as an increase in average earnings assets as a result of the Centra merger. Generally, prior to the Centra merger, net interest income had declined in 2011 from the same time periods in 2010 as interest income has declined more than interest expense. The lower amount of net interest income had been due largely to a decrease in average earning assets as a result of less loan demand due to current economic conditions and a lack of desirable reinvestment options for securities as they mature or are called. Yields on earning assets have also declined from last year due to lower reinvestment rates on loans and securities as a result of historically low market interest rates. United has been able to lower its funding costs on deposits and short-term borrowings from last year due to these lower market interest rates even to the point of outpacing the decline in the yield on earning assets.

Net interest income for the year of 2011 was $260.73 million, an increase of $22.54 million or 9.46% from the year of 2010. The $22.54 million increase in net interest income occurred because total interest income declined $6.86 million while total interest expense declined $29.40 million from the year of 2010. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2011 was $267.32 million, an increase of $23.22 million or 9.51% from the year of 2010. The net interest margin for the year of 2011 was 3.87%, up 23 basis points from a net interest margin of 3.64% during the same period last year.

Tax-equivalent interest income for the year of 2011 was $323.11 million, a $6.18 million or 1.88% decrease from the year of 2010. This decrease was primarily attributable to a decrease of 23 basis points in the average yield on earning assets for the year of 2011 as compared to the year of 2010. Partially offsetting this decrease was an increase in average earning assets of $191.06 million or 2.85% for the year of 2011 due to the Centra merger. Average net loans increased $246.63 million or 4.57% for the year of 2011 while average investments decreased $89.94 million or 10.01%. Average short-term investments increased $34.37 million or 8.43% as a result of United placing its excess cash in an interest-bearing account with the Federal Reserve.

Interest expense for the year of 2011 was $55.79 million, a decrease of $29.40 million or 34.51% from the year of 2010. The decline in interest expense for the year of 2011 was attributable to decreases in average interest-bearing liabilities and United’s average cost of funds. Average interest-bearing liabilities declined $193.77 million or 3.48% due mainly to the net repayment of approximately $360 million in Federal Home Loan Bank advances towards the end of 2010 and the beginning of 2011. In addition, the average cost of funds for the year of 2011 decreased 49 basis points from the year of 2010 as a result of lower market interest rates. The average cost of interest-bearing deposits was 0.82% for the year of 2011, down 39 basis points from 1.21% for the year of 2010 while the average cost of short-term borrowings was 0.06% for the year of 2011 which was equal to the year of 2010. The average cost of long-term borrowings was 4.79% for the year of 2011, an increase of 49 basis points from 4.30% for the year of 2010. Average interest-bearing deposits increased $175.47 million or 3.82% while average short-term borrowings decreased $32.13 million or 11.13%.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2011, 2010 and 2009.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2011	2010	2009
Net interest income, GAAP basis	$260,728	$238,186	$245,471
Tax-equivalent adjustment (1)	6,587	5,906	11,199

Tax-equivalent net interest income	$267,315	$244,092	$256,670

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35% and interest income on state nontaxable loans and investment securities using the statutory state income tax rate of 8.75% for 2009. For the year of 2011 and 2010, all interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2011, 2010 and 2009 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. For the year of 2011 and 2010, interest income on all loans and investment securities was subject to state income taxes. For the year of 2009, the interest income and yield on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1) (2)	Avg. Rate (1) (2)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$442,282	$1,255	0.28%	$407,908	$1,267	0.31%	$174,319	$309	0.18%
Investment Securities:
Taxable	707,897	23,069	3.26%	791,600	34,564	4.37%	989,176	46,834	4.73%
Tax-exempt	100,743	6,130	6.08%	106,981	7,257	6.78%	168,623	12,020	7.13%

Total Securities	808,640	29,199	3.61%	898,581	41,821	4.65%	1,157,799	58,854	5.08%
Loans, net of unearned Income (3)	5,721,510	292,655	5.11%	5,471,297	286,200	5.23%	5,888,900	317,881	5.40%
Allowance for loan losses	(73,231)			(69,643)			(64,128)

Net loans	5,648,279		5.18%	5,401,654		5.30%	5,824,772		5.46%

Total earning assets	6,899,201	$323,109	4.68%	6,708,143	$329,288	4.91%	7,156,890	$377,044	5.27%

Other assets	881,635			825,831			768,616

TOTAL ASSETS	$7,780,836			$7,533,974			$7,925,506

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,772,801	$39,075	0.82%	$4,597,335	$55,663	1.21%	$4,776,120	$83,463	1.75%
Short-term borrowings	256,578	166	0.06%	288,704	167	0.06%	446,963	645	0.14%
Long- term borrowings	345,395	16,553	4.79%	682,507	29,366	4.30%	854,438	36,266	4.24%

Total Interest-Bearing Funds	5,374,774	55,794	1.04%	5,568,546	85,196	1.53%	6,077,521	120,374	1.98%

Noninterest-bearing deposits	1,468,036			1,128,749			1,022,051
Accrued expenses and other liabilities	48,087			54,029			61,948

TOTAL LIABILITIES	6,890,897			6,751,324			7,161,520
SHAREHOLDERS’ EQUITY	889,939			782,650			763,986

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,780,836			$7,533,974			$7,925,506

NET INTEREST INCOME		$267,315			$244,092			$256,670

INTEREST SPREAD			3.64%			3.38%			3.29%

NET INTEREST MARGIN			3.87%			3.64%			3.59%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	The interest income and the yields on state nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory state income tax rate of 8.75%.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2011 Compared to 2010				2010 Compared to 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$107	$(122)	$3	$(12)	$420	$227	$311	$958
Investment securities:
Taxable	(3,658)	(8,787)	950	(11,495)	(9,345)	(3,561)	636	(12,270)
Tax-exempt (1), (2)	(423)	(749)	45	(1,127)	(4,395)	(590)	222	(4,763)

Loans (1),(2),(3)	13,071	(6,482)	(134)	6,455	(23,102)	(9,320)	741	(31,681)

TOTAL INTEREST INCOME	9,097	(16,140)	864	(6,179)	(36,422)	(13,244)	1,910	(47,756)

Interest expense:
Interest-bearing deposits	$2,123	$(17,930)	$(781)	$(16,588)	$(3,129)	$(25,791)	$1,120	$(27,800)
Short-term borrowings	(19)	0	18	(1)	(222)	(358)	102	(478)
Long-term borrowings	(14,496)	3,344	(1,661)	(12,813)	(7,290)	513	(123)	(6,900)

TOTAL INTEREST EXPENSE	(12,392)	(14,586)	(2,424)	(29,402)	(10,641)	(25,636)	1,099	(35,178)

NET INTEREST INCOME	$21,489	$(1,554)	$3,288	$23,223	$(25,781)	$2,392	$811	$(12,578)

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Yields and interest income on state tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory state income tax rate of 8.75% in 2009.
(3)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2011, nonperforming loans were $79.66 million or 1.28% of loans, net of unearned income compared to nonperforming loans of $67.23 million or 1.28% of loans, net of unearned income at December 31, 2010. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $16.18 million at December 31, 2011, an increase of $9.38 million or 137.99% from $6.80 million at year-end 2010. There have been several commercial and consumer relationships with balances in excess of $1 million which have experienced delinquencies of greater than 90 days since December 31, 2010. In addition, Centra added $1.90 million in loans past due 90 days or more at year-end 2011. At December 31, 2011, nonaccrual loans were $59.89 million which was relatively flat from $60.00 million at year-end 2010, a decrease of $104 thousand or less than 1%. Restructured loans were $3.59 million at December 31, 2011 as compared to $437 thousand restructured loans at year-end 2010. The increase in restructured loans was mainly due to the restructure of a $1.09 million apartment complex loan and a $982 thousand office building loan. The loss potential on these loans has been properly evaluated and allocated within

United’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $131.42 million, including OREO of $51.76 million at December 31, 2011, represented 1.56% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 3.10% at September 30, 2011.

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

	December 31
	2011	2010	2009	2008	2007
	(In thousands)
Nonaccrual loans	$59,892	$59,996	$50,856	$42,317	$14,115
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	16,179	6,798	20,314	11,881	14,210
Restructured loans (1)	3,592	437	1,087	0	0

Total nonperforming loans	79,663	67,231	72,257	54,198	28,325

Other real estate owned	51,760	44,770	40,058	19,817	6,365

TOTAL NONPERFORMING ASSETS	$131,423	$112,001	$112,315	$74,015	$34,690

(1)	Restructured loans with an aggregate balance of $1.53 million at December 31, 2011 were on nonaccrual status, but are not included in the “Nonaccrual loans” category. A restructured loan with a balance of $437 thousand at December 31, 2010 was past due 90 days or more, but was not included in the “Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2011, impaired loans were $128.04 million, which was an increase of $57.68 million or 81.98% from the $70.36 million in impaired loans at December 31, 2010. This increase in impaired loans was due mainly to increased impairments associated with loans in United’s commercial real estate nonowner-occupied portfolio and other commercial portfolio primarily as a result of borrowers’ inadequate debt sustainability and cash flow. In addition, Centra added $22.92 million at December 31, 2011. Based on current information and events, United believes it is probable that the borrowers will not be able to repay all amounts due according to the contractual terms of the loan agreements. The loss potential on these loans has been properly evaluated and allocated within United’s allowance for loan losses. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is referred to as the allowance for credit losses. At December 31, 2011, the allowance for credit losses was $75.73 million as compared to $75.04 million at December 31, 2010.

At December 31, 2011, the allowance for loan losses was $73.87 million as compared to $73.03 million at December 31, 2010. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.18% at December 31, 2011 and 1.39% of loans, net of unearned income at December 31, 2010. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 92.73% and 108.63% at December 31, 2011 and December 31, 2010, respectively. The coverage ratio for United’s Federal Reserve peer group was 88.59% at September 30, 2011. The decline in United’s ratio at December 31, 2011 from the prior year was mainly because United was unable to carry-over Centra’s previously established allowance for loan losses in accordance with accounting rules. In addition, nonperforming loans increased $12.43 million or 18.49% from year-end 2010 of which Centra added $3.01 million in nonperforming loans at year-end 2011. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $1.26 million. The increased allocations did not significantly increase the overall level of the reserve because of a decrease in the estimate for imprecision of $419 thousand. This increase in allocations coincided with the increase of 18.49% in nonperforming loans in comparison with year-end 2010. The Company’s detailed methodology and analysis indicated only a slight increase in the allocated allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and increased loss allocations on impaired loans.

For the years ended December 31, 2011 and 2010, the provision for loan losses was $17.14 million and $13.77 million, respectively. Net charge-offs were $16.30 million for the year of 2011 as compared to net charge-offs of $8.74 million for the year of 2010. As previously mentioned, United recovered funds from its insurance carrier in the amount of $15.00 million during the fourth quarter of 2010 related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans in the amount of $17.55 million previously charged-off in 2009. The $15.00 million of insurance proceeds were recorded as a recovery within United’s allowance for loan losses which resulted in a provision for loan losses of $13.77 million for the year of 2010. Net charge-offs and the provision for loan losses for the year of 2009 included the above mentioned $17.55 million for loans with fraudulent collateral made to three affiliated companies of a commercial customer. The reserve for lending-related commitments at December 31, 2011 was $1.85 million, a decrease of $153 thousand or 7.63% from December 31, 2010. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$75,039	$70,010	$63,603	$58,744	$52,371

Allowance of purchased company at date of acquisition	0	0	0	0	7,648

Loans charged off:
Commercial, financial & agricultural (2)	4,892	5,495	22,626	5,710	1,007
Residential real estate (2)	7,069	9,334	9,695	6,505	818
Construction & land development (2)	6,290	9,298	6,288	6,375	4,460
Consumer (2)	1,354	1,635	2,468	2,608	1,453

TOTAL CHARGE-OFFS	19,605	25,762	41,077	21,198	7,738
Recoveries:
Commercial, financial & agricultural (2)	2,565	16,158	669	318	435
Residential real estate (2)	248	493	272	215	248
Construction & land development (2)	136	21	89	23	10
Consumer (2)	356	346	389	346	440

TOTAL RECOVERIES	3,305	17,018	1,419	902	1,133

NET LOANS CHARGED OFF	16,300	8,744	39,658	20,296	6,605
Provision for credit losses	16,988	13,773	46,065	25,155	5,330

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$75,727	$75,039	$70,010	$63,603	$58,744

Loans outstanding at the end of period (gross) (1)	$6,240,213	$5,263,351	$5,740,778	$6,020,558	$5,800,561

Average loans outstanding during period (net of unearned income) (1)	$5,718,639	$5,467,927	$5,883,995	$5,863,858	$5,149,430

Net charge-offs as a percentage of average loans outstanding	0.29%	0.16%	0.67%	0.35%	0.13%

Allowance for credit losses, as a percentage of nonperforming loans	95.06%	111.6%	96.89%	117.35%	207.39%

(1)	Excludes loans held for sale.
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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2011	2010	2009	2008	2007
	(In thousands)
Commercial, financial & agricultural (1)	$36,120	$37,490	$43,467	$39,550	$32,957

Residential real estate (1)	13,880	11,653	6,971	4,144	3,058

Construction & land development (1)	19,151	18,738	12,184	10,169	9,169
Consumer (1)	2,151	2,161	3,545	4,920	4,166
Allowance for estimated imprecision	2,572	2,991	1,686	2,711	1,107

Allowance for loan losses	$73,874	$73,033	$67,853	$61,494	$50,457

Reserve for lending-related commitments	1,853	2,006	2,157	2,109	8,287

Allowance for credit losses	$75,727	$75,039	$70,010	$63,603	$58,744

(1) Certain loan amounts were reclassified in 2010 to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2011	2010	2009	2008	2007
Commercial, financial & agricultural (1)	56.26%	53.95%	52.35%	52.66%	51.05%
Residential real estate (1)	30.43%	32.32%	32.41%	31.85%	32.49%
Construction & land development (1)	8.82%	8.95%	9.76%	10.01%	10.38%
Consumer (1)	4.49%	4.78%	5.48%	5.48%	6.08%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

(1) Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

United’s formal company-wide review of the allowance for loan losses at December 31, 2011 produced increased allocations in three of the six loan categories. The allowance allocated to commercial real estate owner-occupied loans increased by $555 thousand primarily due to an increase in historical loss rates and increase in allocations for impairments. The residential real estate allocation increased by $2.23 million due to higher historical loss rates. The real estate construction and development loan pool experienced an increase in allocation of $414 thousand primarily due to an increase in historical loss rates. Offsetting these increases was a decrease in the other commercial loan pool of $1.11 million. The decrease was driven by a combination of lower loan outstandings and lower historical loss rates which were partially offset by an increase in specific allocations for impaired loans of $3.74 million. The allowance for commercial real estate nonowner-occupied loans decreased by $809 thousand due to decreases in historical loss rates and allocations for impaired loans. The remaining loan pool with decreased allowance allocations occurred in the consumer loan pool which reflected decreased allocations of $10 thousand as a result of lower loan outstandings. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2010 as a result of offsetting factors within the portfolio as described above. The increased allocations in the commercial and residential real estate pools recognize the continuing economic problems and elevated risk factors for that sector of the economy.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $11.16 million at December 31, 2011 and $8.59 million at December 31, 2010. Compared to the prior year-end, this element of the allowance increased by $2.57 million primarily due to increased other commercial loan pool specific allocations.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at December 31, 2011 by $419 thousand to $2.57 million. This represents 3.4% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.73 million at December 31, 2011 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.

United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income was $50.84 million for the year of 2011, down $11.37 million or 18.27% from the year of 2010. Net losses on investment securities transactions for the year of 2011 were $18.84 million compared to net losses of $7.81 million for the year of 2010. Included in net losses on investment securities for the year of 2011 were before-tax other-than-temporary impairment charges of $20.41 million on certain investment securities consisting primarily of $17.25 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $3.16 million on collateralized mortgage obligations (CMOs) and a before-tax, net gain of $1.58 million on the sale of investment securities. Included in net losses on investment securities for the year of 2010 was a before-tax, net gain of $2.01 million on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $9.82 million on certain investment securities consisting primarily of $7.32 million on TRUP CDOs, $1.20 million on CMOs and $1.29 million on a certain investment security carried at cost. Excluding the results of the investment security transactions, noninterest income for the year of 2011 would have been flat from the year of 2010, decreasing $337 thousand or less than 1% from the year of 2010.

Revenue from trust income and brokerage commissions decreased $294 thousand or 2.16% due mainly to a decrease in brokerage volume. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Fees from deposit services were $41.02 million for the year of 2011, an increase of $1.80 million or 4.58% as compared to the year of 2010 due mainly to the Centra merger. In particular, automated teller machine (ATM) fees increased $1.25 million, service charges on deposit accounts increased $793 thousand, check card income increased $660 thousand and account analysis fees increased $217 thousand. Partially offsetting these increases was a decrease of $1.18 million in overdraft or insufficient funds (NSF) fees due mainly to Regulation E. Regulation E, which became effective in the third quarter of 2010, requires banks to notify customers when an ATM or debit-card transaction will result in an overdraft or NSF fee.

For the year 2011, income from bank owned life insurance policies increased $613 thousand or 13.12% due mainly to an increase in the cash surrender values of the insurance policies as well as additional policies acquired in the Centra merger. Fees from bankcard transactions decreased $1.12 million or 23.38% as compared to the year of 2010 due to the sale of United’s merchant business in the fourth quarter of 2010. A similar amount of expense reduction in bankcard processing costs is included in other expense in the income statement as a result of the sale of United’s merchant business. Mortgage banking income increased $290 thousand or 43.81% due to an increase in mortgage loan sales in the secondary market during the year of 2011 as compared to 2010. Mortgage loan sales were $72.02 million in 2011 as compared to $47.60 million in 2010. Other income decreased $1.55 million or 30.36% for the year of 2011 as compared to last year’s income mainly due to a decrease of $1.87 million from derivatives not in a hedging relationship as a result of a change in value. A corresponding amount of expense is included in other expense in the income statement.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2011 was $184.05 million, an increase of $1.84 million or 1.01% from the year of 2010.

Employee compensation for the year of 2011 increased $4.05 million or 6.68% from the year of 2010 due mainly to the additional employees from the Centra merger. Also included in employee compensation was expense for stock options of $1.13 million for the year of 2011 as compared to $1.05 million for the year of 2010.

Employee benefits expense increased $609 thousand or 3.64% due mainly to the additional employees from the Centra merger. Specifically within employee benefits expense was an increase of $387 thousand in Federal Insurance Contributions Act (FICA) expense and $162 thousand in pension expense. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note M, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $1.56 million and $352 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $567 thousand and increase by $2.73 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $131 thousand and increase by $1.95 million, respectively.

Net occupancy expense increased $1.35 million or 7.83% for the year of 2011 as compared to the year of 2010. The higher net occupancy expense for 2011 was due mainly to the additional offices acquired from Centra. In particular building rental expense increased $684 thousand while building depreciation increased $420 thousand.

Other real estate owned (OREO) expense decreased $4.12 million or 37.04% for the year of 2011 as compared to the year of 2010. The decrease from 2010 was due mainly to fewer reductions to the fair values of OREO properties and fewer losses on sales. Equipment expense increased $1.96 million or 32.62% for the year of 2011 as compared to the year of 2010 due to a higher depreciation and maintenance expense as a result of the Centra merger.

Data processing expense increased $817 thousand or 7.55% for the year of 2011 as compared to the year of 2010 due to the additional processing as a result of the Centra merger. Bankcard processing fees decreased $2.23 million or 68.00% as a result of the sale of United’s merchant business in the fourth quarter of 2010. FDIC insurance expense decreased $1.22 million or 12.56% for the year of 2011 as compared to the year of 2010 due mainly to lower premiums.

Other expenses increased $623 thousand or 1.33% for the year of 2011 as compared to the year of 2010 generally due to additional expenses from the Centra merger. For the year of 2011, merger expenses increased $1.02 million, consulting and legal expenses increased $708 thousand, amortization on intangibles increased $545 thousand, ATM expense increased $387 thousand, operational losses increased $374 thousand, and business and occupational (B&O) taxes increased $359 thousand. Partially offsetting these increases was a decrease in expense from derivatives not in hedge relationships of $1.87 million due to a change in their fair value.

United’s efficiency ratio was 51.81% for the year of 2011 which was comparable to 53.87% for the year of 2010.

Income Taxes

For the year ended December 31, 2011, income taxes were $34.77 million, compared to $32.46 million for 2010. United’s effective tax rate was approximately 31.5% and 31.1% for years ended December 31, 2011 and 2010, respectively, as compared to 14.0% for 2009. For further details related to income taxes, see Note L, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2011 was $17.89 million or $0.41 per diluted share compared to $17.42 million or $0.40 per diluted share in 2010. The results for the first quarter of 2011 included noncash, before-tax, other-than-temporary impairment charges of $2.11 million on certain investment securities. The results for the first quarter of 2010 included a before-tax, net gain of $1.24 million on the sale of a corporate bond and noncash, before-tax, other-than-temporary impairment charges of $1.49 million on certain investment securities.

For the second quarter of 2011, net income was $17.45 million or $0.40 per diluted share compared to $17.92 million or $0.41 per diluted share in 2010. The results of the second quarter of 2011 included before-tax net gains of $630 thousand on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $4.10 million on certain investment securities. Results for the second quarter of 2010 included before-tax, net gains of $796 thousand on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $1.10 million on certain investment securities.

In the third quarter of 2011, net income was $20.02 million or $0.40 per diluted share as compared to $17.32 million or $0.40 per diluted share in the third quarter of 2010. The results of the third quarter of 2011 included before-tax, other-than-temporary impairment charges of $7.92 million on certain investment securities and before-tax net gains of $445 thousand on the sale of investment securities. Results for the third quarter of 2010 included noncash, before-tax, other-than-temporary impairment charges of $1.86 million on certain investment securities and a positive tax adjustment of $430 thousand due to the expiration of the statute of limitations for examinations of certain years.

Fourth quarter of 2011 net income was $20.26 million or $0.40 per diluted share, an increase from net income of $19.29 million or $0.44 per diluted share in the fourth quarter of 2010. The results of the fourth quarter of 2011 included before-tax, other-than temporary impairment charges of $6.29 million on certain investment securities. Comparisons for the fourth quarter of 2011 to the fourth quarter of 2010 are impacted by increased levels of average balances, income, expense, and asset quality results due to the Centra acquisition.

Tax-equivalent net interest income for the fourth quarter of 2011 was $73.72 million, an increase of $13.75 million or 22.92% from the fourth quarter of 2010. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Centra acquisition. Average earning assets increased $953.58 million or 14.45% from the fourth quarter of 2010. Average net loans increased $941.77 million or 17.96% for the fourth quarter of 2011. In addition, the average cost of funds declined 45 basis points from the fourth quarter of 2010. Partially offsetting the increases to tax-equivalent net interest income for the fourth quarter of 2011 was a decline of 15 basis points in the average yield on earning assets for the fourth quarter of 2011 as compared to the same quarter in 2010. The net interest margin for the fourth quarter of 2011 was 3.88%, which was an increase of 26 basis points from a net interest margin of 3.62% for the fourth quarter of 2010.

For the fourth quarter of 2011, the provision for credit losses was $4.27 million while net charge-offs were $3.90 million. As previously mentioned, United recovered funds from its insurance carrier in the amount of $15.00 million during the fourth quarter of 2010 which were recorded as a recovery within United’s allowance for loan losses. Based on United’s normal analysis of the allowance for loan losses at quarter-end, a negative provision for credit losses of $5.62 million was recorded for the fourth quarter of 2010. The $15.00 million recovery on these loans in the fourth quarter of 2010 resulted in net recoveries of $7.85 million for the fourth quarter of 2010.

Noninterest income for the fourth quarter of 2011 was $11.87 million, which was a decrease of $1.48 million from the fourth quarter of 2010. Included in noninterest income for the fourth quarter of 2011 were before-tax, other-than-temporary impairment charges of $6.29 million on certain investment securities. Included in noninterest income for the fourth quarter of 2010 were before-tax, other-than-temporary impairment charges of $5.37 million on certain investment securities. Excluding the results of the other-than-temporary impairment charges as well as net losses from sales and calls of investment securities, noninterest income would have decreased $545 thousand or 2.91% from the fourth quarter of 2010. This decrease for the fourth quarter of 2011 was due primarily to decreases of $759 thousand in income from derivatives not in hedge relationships due to a change in the fair value, $381 thousand in fees from bankcard services due mainly to the sale of United’s merchant business in the fourth quarter of 2010 and $373 thousand in fees from trust and brokerage services due to a decline in volume. A similar amount of expense related to the change in the fair value of other derivative financial instruments as well as a reduction in bankcard processing costs as a result of the sale of United’s merchant business is included in other expense in the income statement. Partially offsetting these decreases were increases of $800 thousand in fees from deposit services and $161 thousand in income from bank-owned life insurance policies. These increases were primarily due to the Centra merger.

Noninterest expense for the fourth quarter of 2011 was $50.03 million, an increase of $654 thousand or 1.32% from the fourth quarter of 2010 due primarily to increases of $1.55 million in employee compensation, $956 thousand in equipment expenses, $904 thousand in net occupancy expenses, $693 thousand in employee benefits and $360 thousand in data processing fees. These increases were due mainly to the additional employees, offices, equipment and data processing from the Centra merger. Partially offsetting the increases were decreases of $2.98 million in other real estate owned (OREO) expense due to fewer declines in the fair values of properties and losses on sales, $884 thousand in FDIC insurance expense due to lower premiums and $646 thousand in bankcard processing expense due mainly to the sale of United’s merchant business in the fourth quarter of 2010.

Additional quarterly financial data for 2011 and 2010 may be found in Note V, Notes to Consolidated Financial Statements.

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

United’s business and earnings are also affected by general and local economic conditions. For most of 2011 and 2010, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2011:

		Total Payments Due by Period
(In thousands)				Three to
	Total	One Year or Less	One to Three Years	Five Years	Over Five Years
Deposits without a stated maturity (1)	$4,527,772	$4,527,772	0	0	0
Time deposits (2) (3)	2,343,687	1,512,684	$586,711	$240,154	$4,138
Short-term borrowings (2)	254,766	254,766	0	0	0
Long-term borrowings (2) (3)	603,572	69,868	81,774	28,387	423,543
Operating leases	35,671	7,981	11,846	7,094	8,750

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2011. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2011, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.03 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2011 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note P, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2011:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$486,365

Credit card and personal revolving lines	106,903

Commercial	1,074,591

Total unused commitments	$1,667,859

Financial standby letters of credit	$70,739

Performance standby letters of credit	59,295

Commercial letters of credit	290

Total letters of credit	$130,324

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

Cash flows provided by operations in 2011 were $118.57 million as compared to $100.83 million of cash provided by operations during 2010 due in large part to losses on securities transactions of $18.84 million in 2011 as compared to losses of $7.81 million in 2010. In addition, net income and provision for loan losses increased $3.66 million and $3.37 million from 2010 to 2011. In 2011, net cash of $158.34 million was provided by investing activities which was mainly due to net cash received of $49.09 million for the acquisition of Centra. In addition, net cash of $76.59 million was received for excess of net proceeds from sales, calls and maturities of investment securities over purchases. In 2010, net cash of $631.92 million was provided by investing activities which was primarily due to net cash received of $162.44 million for excess net proceeds from sales, calls and maturities of investment securities over purchases and the net repayment of $468.11 million in portfolio loans. During the year of 2011, net cash of $102.29 million was used in financing activities. Cash used in financing activities included a decrease in deposits of $24.27 million, the repayment of FHLB borrowings in the amount of $60.37 million and the payment of cash dividends in the amount of $54.34 million for the year of 2011. Sources of cash from financing activities included an increase in short-term borrowings in the amount of $32.99 million for the year of 2011. During the year of 2010, net cash of $721.13 million was used in financing activities due primarily to a decline of $257.57 million in deposits and the repayment of FHLB borrowings in the amount of $385.03 million during the year of 2010. Other uses of cash for financing activities included the payment of $52.26 million for cash dividends. The net effect of the cash flow activities was an increase in cash and cash equivalents of $174.61 million for the year of 2011 as compared to an increase in cash and cash equivalents of $11.62 million for the year of 2010. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.83% at December 31, 2011 and 13.65% at December 31, 2010, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.57% and 10.22%, respectively, at December 31, 2011, are also well above minimum regulatory requirements. Being classified as a “well-capitalized” institution allows United to have special regulatory consideration in various areas. See Note S, Notes to Consolidated Financial Statements.

Total year-end 2011 shareholders’ equity increased $175.83 million or 22.17% to $968.84 million from $793.01 million at December 31, 2010 primarily due to the Centra merger and the retention of earnings. United’s equity to assets ratio was 11.46% at December 31, 2011 as compared to 11.08% at December 31, 2010. The primary capital ratio, capital and reserves to total assets and reserves, was 12.25% at December 31, 2011, as compared to 12.00% at December 31, 2010. United’s average equity to average asset ratio was 11.44% and 10.39% for the years ended December 31, 2011 and 2010, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2011, United’s Board of Directors declared a cash dividend of $0.31 per share. Dividends per share of $1.21 for the year of 2011 represented an increase over the $1.20 per share paid for 2010. Total cash dividends declared to common shareholders were approximately $56.83 million for the year of 2011 as compared to $52.30 million for the year of 2010. The year 2011 was the thirty-eighth consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2011	2010	2009
Return on average assets	0.97%	0.95%	0.85%
Return on average equity	8.50%	9.19%	8.81%
Dividend payout ratio	75.16%	72.69%	75.54%
Average equity to average assets ratio	11.44%	10.39%	9.64%

2010 COMPARED TO 2009

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2010 were $7.16 billion which was a decline of $649.38 million or 8.32% from December 31, 2009. The decrease was primarily the result of decreases in investment securities and portfolio loans of $172.21 million or 17.81% and $476.48 million or 8.31%, respectively. The decrease in investment securities was due mainly to a decline of $158.50 million or 19.53% in securities available for sale. This change in securities available for sale reflects $1.39 billion in sales, maturities and calls of securities, $1.24 billion in purchases, and an increase of $32.92 million in fair value. Securities held to maturity decreased $10.39 million or 13.41% from year-end 2009 due to calls and maturities of securities. Other investment securities declined $3.32 million or 4.27% from year-end 2009 due to the redemption of $3.48 million of FHLB stock and an other-than-temporary impairment charge of $1.29 million on an investment security during the fourth quarter of 2010. The decline in the loan portfolio was due mainly to a decline in each major loan category as loan demand was soft during 2010 due to poor economic conditions. Commercial, financial and agricultural loans declined $165.61 million or 5.51%. Within the commercial, financial and agricultural loans category, commercial real estate loans and commercial loans (not secured by real estate) decreased $95.64 million or 5.05% and $69.96 million or 6.31%, respectively. Residential real estate loans and construction loans declined $159.06 million or 8.55% and $88.67 million or 15.84%, respectively. Consumer loans decreased $64.09 million or 20.13%. Partially offsetting these decreases to total assets was an $11.62 million increase in cash and cash equivalents as United placed its excess cash in an interest-bearing account with the Federal Reserve. Of this total increase, interest-bearing deposits with other banks increased $30.87 million due mainly to the cash placed at the Federal Reserve while cash and due from banks decreased $19.25 million or 14.30% and federal funds sold were flat. During the year of 2010, net cash of $100.83 million and $631.92 million was provided by operating activities and investing activities, respectively. Net cash of $721.13 million was used in financing activities.

The decrease in total assets is reflected in a corresponding decrease in total liabilities of $680.84 million or 9.67% from year-end 2009. The decrease in total liabilities was due mainly to reductions of $257.57 million or 4.31% in deposits and $415.21 million or 41.73% in borrowings while accrued expenses and other liabilities decreased $7.92 million or 10.50%. Deposits decreased $257.57 million or 4.31% from year-end 2009. In terms of composition, noninterest-bearing deposits increased $95.10 million or 8.58% while interest-bearing deposits decreased $352.66 million or 7.25% from December 31, 2009. Since year-end 2009, short-term borrowings decreased $29.73 million or 13.34% due mainly to a $28.56 million decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $385.48 million or 49.94% since year-end 2009 due to the repayment of FHLB advances from excess cash. Accrued expenses and other liabilities at December 31, 2010 decreased $7.92 million or 10.50% from year-end 2009 mainly as a result of decreases of $6.91 million in derivative liabilities due to a change in fair value and $4.16 million in interest payable due to a decline in borrowings and certificate of deposits. Partially offsetting these decreases were increases in income taxes payable of $2.53 million and accrued employee expenses of $2.32 million.

Shareholders’ equity increased $31.46 million or 4.13% from year-end 2009. Retained earnings increased due to earnings net of dividends declared which equaled $19.65 million for the year of 2010. Accumulated other comprehensive income increased $7.73 million due mainly to an increase of $21.40 million, net of deferred taxes in United’s available for sale investment portfolio. In addition, the change in fair value and the termination of United’s cash flow hedge resulted in increases of $3.67 million and $1.33 million, net of deferred taxes, respectively. The after-tax noncredit portion of OTTI losses for the year of 2010 were $19.29 million. The accretion of pension costs for the year of 2010 were $1.31 million, net of deferred taxes while the after-tax adjustment to United’s pension asset resulted in a decline of $783 thousand.

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

Tax-equivalent net interest income for the year of 2010 was $244.09 million, a decrease of $12.58 million or 4.90% from the year of 2009. The net interest margin for the year of 2010 was 3.64%, up 5 basis points from a net interest margin of 3.59% for the year of 2009.

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

Provision for Loan Losses

For the years ended December 31, 2010 and 2009, the provision for loan losses was $13.77 million and $46.07 million, respectively. Net charge-offs were $8.75 million for the year of 2010 as compared to net charge-offs of $39.66 million for the year of 2009. As previously mentioned, United recovered funds from its insurance carrier in the amount of $15.00 million during the fourth quarter of 2010 related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans in the amount of $17.55 million previously charged-off in 2009. The $15.00 million of insurance proceeds were recorded as a recovery within United’s allowance for loan losses which resulted in a provision for loan losses of $13.77 million for the year of 2010. Net charge-offs and the provision for loan losses for the year of 2009 included the above mentioned $17.55 million for loans with fraudulent collateral made to three affiliated companies of a commercial customer.

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

Other Income

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

For the year 2010, income from bank owned life insurance policies increased $1.26 million or 36.80% due mainly to an increase in cash surrender values while fees from bankcard transactions increased $631 thousand or 15.19% compared to the year of 2009 due to the sale of United’s merchant business. Mortgage banking income increased $54 thousand or 8.88% due to increased spreads on mortgage loan sales in the secondary market during the year of 2010 as compared to 2009. Other income decreased $120 thousand or 2.29% for the year of 2010 as compared to other income for the year of 2009.

Other Expense

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

Employee benefits expense decreased $2.44 million or 12.73%. Specifically within employee benefits expense was a decrease in pension expense of $3.11 million primarily as a result of a $9.10 million and an $11.00 million contribution made in the third quarter of 2010 and 2009, respectively.

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

Data processing expense was flat, decreasing $60 thousand or less than 1% for the year of 2010 as compared to the year of 2009. Bankcard processing fees increased $86 thousand or 2.69% due to increased transactions as a result of more consumer spending for the year of 2010 as compared to the year of 2009. FDIC insurance expense increased $507 thousand or 5.52% for the year of 2010 as compared to the year of 2009 due mainly to higher premiums to increase the insurance fund for banks.

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2011 and 2010:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2011	December 31, 2010
+200	8.61%	6.87%
+100	3.58%	2.71%
-100	(1.43%)	1.80%
-200	---	---

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 3.58% over one year as of December 31, 2011, as compared to an increase of 2.71% as of December 31, 2010. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 8.61% over one year as of December 31, 2011, as compared to an increase of 6.87% as of December 31, 2010. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.43% over one year as of December 31, 2011 as compared to an increase of 1.80% over one year as of December 31, 2010. With the federal funds rate at 0.25% at December 31, 2011 and 2010, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

Extension Risk

At December 31, 2011, United’s mortgage related securities portfolio had an amortized cost of $225 million, of which approximately $142 million or 63% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.2 years and a weighted average yield of 5.03%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points in rates, the average life of these securities would only extend to 2.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 2.1%, less than the price decline of a 1 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 17%.

United had approximately $41 million in 15-year mortgage backed securities with a projected yield of 4.81% and a projected average life of 3 years as of December 31, 2011. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 6.6 years and a weighted average maturity (WAM) of 8 years.

United had approximately $6 million in 20-year mortgage backed securities with a projected yield of 4.79% and a projected average life of 2.6 years on December 31, 2011. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 8.9 years and a weighted average maturity (WAM) of 10.6 years.

United had approximately $7 million in 30-year mortgage backed securities with a projected yield of 6.53% and a projected average life of 3.7 years on December 31, 2011. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 11.7 years and a weighted average maturity (WAM) of 17.2 years.

The remaining 11% of the mortgage related securities portfolio at December 31, 2011, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ Steven E. Wilson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Bankshares, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, United Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 29, 2012

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of United Bankshares, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 29, 2012

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2011	December 31 2010
Assets
Cash and due from banks	$128,627	$115,352
Interest-bearing deposits with other banks	506,367	345,319
Federal funds sold	1,009	718

Total cash and cash equivalents	636,003	461,389
Securities available for sale at estimated fair value (amortized cost-$752,085 at December 31, 2011 and $717,797 at December 31, 2010)	696,518	653,276
Securities held to maturity (estimated fair value-$56,181 at December 31, 2011 and $62,315 at December 31, 2010)	59,289	67,036
Other investment securities	68,412	74,403
Loans held for sale	3,902	6,869
Loans	6,240,213	5,263,351
Less: Unearned income	(3,503)	(3,025)

Loans net of unearned income	6,236,710	5,260,326
Less: Allowance for loan losses	(73,874)	(73,033)

Net loans	6,162,836	5,187,293
Bank premises and equipment	76,442	55,378
Goodwill	371,693	311,765
Accrued interest receivable	26,461	23,564
Other assets	349,914	314,746

TOTAL ASSETS	$8,451,470	$7,155,719

Liabilities
Deposits:
Noninterest-bearing	$1,619,162	$1,203,255
Interest-bearing	5,199,848	4,510,279

Total deposits	6,819,010	5,713,534
Borrowings:
Federal funds purchased	7,120	8,542
Securities sold under agreements to repurchase	247,646	183,097
Federal Home Loan Bank borrowings	141,809	202,181
Other short-term borrowings	0	1,575
Other long-term borrowings	203,557	184,277
Allowance for lending-related commitments	1,853	2,006
Accrued expenses and other liabilities	61,631	67,495

TOTAL LIABILITIES	7,482,626	6,362,707

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 and 44,319,157 at December 31, 2011 and 2010, respectively, including 654,682 and 697,522 shares in treasury at December 31, 2011 and 2010, respectively	127,169	110,798
Surplus	238,761	93,431
Retained earnings	692,043	673,260
Accumulated other comprehensive loss	(66,758)	(60,656)
Treasury stock, at cost	(22,371)	(23,821)

TOTAL SHAREHOLDERS’ EQUITY	968,844	793,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,451,470	$7,155,719

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2011	2010	2009
Interest income
Interest and fees on loans	$288,213	$282,834	$310,077
Interest on federal funds sold and other short-term investments	1,255	1,267	309
Interest and dividends on securities:
Taxable	23,069	34,564	46,834
Tax-exempt	3,985	4,717	8,625

Total interest income	316,522	323,382	365,845
Interest expense
Interest on deposits	39,075	55,663	83,463
Interest on short-term borrowings	166	167	645
Interest on long-term borrowings	16,553	29,366	36,266

Total interest expense	55,794	85,196	120,374

Net interest income	260,728	238,186	245,471
Provision for loan losses	17,141	13,773	46,065

Net interest income after provision for loan losses	243,587	224,413	199,406
Other income
Fees from trust and brokerage services	13,343	13,637	13,065
Fees from deposit services	41,015	39,220	40,289
Bankcard fees and merchant discounts	3,667	4,786	4,155
Other service charges, commissions, and fees	1,849	1,918	1,906
Income from bank-owned life insurance	5,286	4,673	3,416
Income from mortgage banking	952	662	608
Other income	3,563	5,116	5,236

Total other-than-temporary impairment losses	(20,958)	(40,756)	(34,206)
Portion of loss recognized in other comprehensive income	544	30,941	19,186

Net other-than-temporary impairment losses	(20,414)	(9,815)	(15,020)
Net gains on sales/calls of investment securities	1,576	2,006	315

Net investment securities losses	(18,838)	(7,809)	(14,705)

Total other income	50,837	62,203	53,970
Other expense
Employee compensation	64,611	60,564	58,901
Employee benefits	17,358	16,749	19,192
Net occupancy expense	18,596	17,246	17,018
Other real estate owned (OREO) expense	7,008	11,131	5,487
Equipment expense	7,976	6,014	6,204
Data processing expense	11,637	10,820	10,880
Bankcard processing expense	1,051	3,284	3,198
FDIC insurance expense	8,468	9,684	9,177
Other expense	47,343	46,720	45,070

Total other expense	184,048	182,212	175,127

Income before income taxes	110,376	104,404	78,249
Income taxes	34,766	32,457	10,951

Net income	$75,610	$71,947	$67,298

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2011	2010	2009
Earnings per common share:
Basic	$1.62	$1.65	$1.55

Diluted	$1.61	$1.65	$1.55

Dividends per common share	$1.21	$1.20	$1.17

Average outstanding shares:
Basic	46,803,432	43,547,965	43,410,431
Diluted	46,837,363	43,625,183	43,456,889

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2009	44,320,832	$110,802	$96,654	$637,152	$(76,151)	$(31,745)	$736,712
Net income	0	0	0	67,298	0	0	67,298
Other comprehensive income, net of tax	0	0	0	0	7,768	0	7,768

Total comprehensive income, net of tax							75,066
Stock based compensation expense	0	0	484	0	0	0	484
Purchase of treasury stock (74,703 shares)	0	0	0	0	0	(1,304)	(1,304)
Distribution of treasury stock for deferred compensation plan (30,902 shares)	0	0	0	0	0	536	536
Common dividends declared ($1.17 per share)	0	0	0	(50,837)	0	0	(50,837)
Common stock options exercised (79,323 shares)	0	0	(1,858)	0	0	2,751	893
Fractional shares adjustment	(1,675)	(4)	4	0	0	0	0

Balance at December 31, 2009	44,319,157	110,798	95,284	653,613	(68,383)	(29,762)	761,550
Net income	0	0	0	71,947	0	0	71,947
Other comprehensive income, net of tax	0	0	0	0	7,727	0	7,727

Total comprehensive income, net of tax							79,674
Stock based compensation expense	0	0	1,050	0	0	0	1,050
Purchase of treasury stock (8,910 shares)	0	0	0	0	0	(249)	(249)
Distribution of treasury stock for deferred compensation plan (28,466 shares)	0	0	0	0	0	520	520
Cash dividends ($1.20 per share)	0	0	0	(52,300)	0	0	(52,300)
Common stock options exercised (164,341 shares)	0	0	(2,903)	0	0	5,670	2,767

Balance at December 31, 2010	44,319,157	110,798	93,431	673,260	(60,656)	(23,821)	793,012
Net income	0	0	0	75,610	0	0	75,610
Other comprehensive income, net of tax	0	0	0	0	(6,102)	0	(6,102)

Total comprehensive income, net of tax							69,508
Acquisition of Centra Financial Holdings, Inc.	6,548,473	16,371	145,049	0	0	0	161,420
Stock based compensation expense	0	0	1,133	0	0	0	1,133
Purchase of treasury stock (676 shares)	0	0	0	0	0	(18)	(18)
Distribution of treasury stock for deferred compensation plan (3,069 shares)	0	0	0	0	0	74	74
Cash dividends ($1.21 per share)	0	0	0	(56,827)	0	0	(56,827)
Common stock options exercised (40,447 shares)	0	0	(852)	0	0	1,394	542

Balance at December 31, 2011	50,867,630	$127,169	$238,761	$692,043	$(66,758)	$(22,371)	$968,844

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$75,610	$71,947	$67,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,141	13,773	46,065
Depreciation, amortization and accretion	7,340	6,788	6,823
Loss on sales of bank premises, OREO and equipment	1,072	1,835	1,594
Loss on securities transactions	18,838	7,809	14,705
Loans originated for sale	(66,990)	(49,181)	(74,089)
Proceeds from sales of loans	72,971	48,258	70,281
Gain on sales of loans	(952)	(662)	(608)
Stock-based compensation	1,133	1,050	484
Deferred income tax expense (benefit)	10,907	6,582	(6,625)
Contribution to pension plan	0	(9,100)	(11,000)
Amortization of net periodic pension costs	912	1,467	4,470
Changes in:
Interest receivable	(2,897)	3,594	4,658
Other assets	(1,866)	(39)	(63,037)
Accrued expenses and other liabilities	(14,652)	(3,297)	(7,362)

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,567	100,824	53,657

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	7,635	6,480	31,353
Proceeds from sales of securities held to maturity	0	2,979	0
Proceeds from sales of securities available for sale	24,763	57,294	5,500
Proceeds from maturities and calls of securities available for sale	1,462,173	1,331,904	507,287
Purchases of securities available for sale	(1,417,978)	(1,236,221)	(233,160)
Redemption of bank-owned life insurance policies	822	0	0
Purchases of bank premises and equipment	(7,994)	(3,262)	(4,947)
Acquisition of Centra Financial Holdings, Inc., net of cash acquired	49,085	0	0
Proceeds from sales and redemptions of other investment securities	10,819	4,816	21
Purchases of other investment securities	(338)	(173)	(204)
Net change in loans	29,350	468,106	239,311

NET CASH PROVIDED BY INVESTING ACTIVITIES	158,337	631,923	545,161

FINANCING ACTIVITIES
Cash dividends paid	(54,344)	(52,257)	(50,383)
Excess tax benefits from stock-based compensation arrangements	3,114	459	273
Acquisition of treasury stock	(18)	(11)	(1,180)
Proceeds from exercise of stock options	542	2,492	724
Proceeds from sales of treasury stock from deferred compensation plan	74	520	536
Repayment of long-term Federal Home Loan Bank borrowings	(60,372)	(385,032)	(80,325)
Changes in:
Time deposits	(274,652)	(591,732)	(162,714)
Other deposits	250,380	334,166	485,860
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	32,986	(29,730)	(555,376)

NET CASH USED IN FINANCING ACTIVITIES	(102,290)	(721,125)	(362,585)

INCREASE IN CASH AND CASH EQUIVALENTS	174,614	11,622	236,233

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	461,389	449,767	213,534

CASH AND CASH EQUIVALENTS AT END OF YEAR	$636,003	$461,389	$449,767

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2011

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. is a multi-bank holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

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

Gains or losses on sales of securities recognized by the specific identification method are reported in securities gains and losses within noninterest income of the Consolidated Statements of Income. United reviews available-for-sale and held-to-maturity securities on a quarterly basis for possible impairment. United determines whether a decline in fair value below the amortized cost basis of a security is other-than-temporary. This determination requires significant judgment. In making this judgment, United’s review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, recent changes in external credit ratings, and the assessment of collection of the security’s contractual amounts from the issuer or issuers. If United intends to sell, or more likely than not will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The credit loss is defined as the difference between the present value of cash flows expected to be collected (discounted at the contractual rate) and the amortized cost basis. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and not more likely than not will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized within noninterest income of the Consolidated Statements of Income, and 2) the amount related to all other factors, which is recognized in other comprehensive income within shareholders’ equity of the Consolidated Balance Sheets.

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

Securities Purchased Under Resale Agreements and Securities Sold Under Agreements to Repurchase: Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financing transactions. They are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be repledged or sold, unless replaced, by the secured party. The fair value of the collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to United as deemed appropriate.

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees accreted and included in interest income were $6,264,000, $4,690,000 and $6,306,000 for the years of 2011, 2010 and 2009, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

A loan is categorized as restructured if a significant concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. A loan classified as restructured will generally retain such classification until the loan is paid in full. However, a restructured one-to-four-family residential mortgage loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the restructured classification. Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months. The portfolio of restructured loans is monitored monthly.

Loans Acquired Through Transfer: Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. For impaired loans, specific allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current environmental conditions and risk factors. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current environmental conditions and risk factors to loan pools grouped by similar risk characteristics. The environmental factors considered for each of the loan portfolios includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. In addition, a portion of the allowance accounts for the inherent imprecision in the allowance for credit losses analysis. Management believes that the allowance for credit losses is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.

Asset Securitization: United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. For the years ended December 31, 2011, 2010 and 2009, United received cash of $110,000, $862,000 and $1,054,000, respectively, on the retained interest in the securitization and recognized income of the same amounts for the respective periods. However, the securitization trust (the Trust) is subject to an adverse judgment arising from a class action suit. An order granting supplemental damages and entry of final judgment was entered March 5, 2010. Subsequent to the order, the Trust entered into a settlement with all members of the Settlement Class wherein the Trust agreed not to appeal the case and the plaintiffs agreed to accept reduced and limited damages in settlement and dismissal of their claims with prejudice. The settlement will be strictly paid from the residual cash flows from the Trust and not the Company. Because the future payments and prepayments of loans in the Trust cannot be predicted, United cannot currently determine the amounts, if any, of residual cash flows that will be received.

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

Other Real Estate Owned: At December 31, 2011 and 2010, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $51,760,000 and $44,770,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $4,172,000, $4,226,000 and $3,338,000 for the years of 2011, 2010, and 2009, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $2,429,000, $1,884,000 and $2,561,000 in 2011, 2010, and 2009, respectively, related to all intangible assets.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2011 and 2010, total goodwill approximated $371,693,000 and $311,765,000, respectively.

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

For the year of 2011 and 2010, 311,300 and 321,800 options were granted, respectively. No options were granted for the year of 2009. Stock compensation expense was $1,133,000 in 2011, $1,050,000 in 2010 and $484,000 in 2009.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options which have an exercise price below market price. The dilutive effect of stock options approximated 33,931 shares in 2011, 77,218 shares in 2010 and 46,458 shares in 2009. There are no other common stock equivalents. Other than common stock, United has no other outstanding securities that may participate in dividends with common shareholders.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2011	2010	2009
Basic
Net Income	$75,610	$71,947	$67,298

Average common shares outstanding	46,803,432	43,547,965	43,410,431

Earnings per basic common share	$1.62	$1.65	$1.55

Diluted
Net Income	$75,610	$71,947	$67,298

Average common shares outstanding	46,803,432	43,547,965	43,410,431
Equivalents from stock options	33,931	77,218	46,458

Average diluted shares outstanding	46,837,363	43,625,183	43,456,889

Earnings per diluted common share	$1.61	$1.65	$1.55

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 became effective for United’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. United has included the required disclosures at December 31, 2010 in Note E to the consolidated financial statements. Disclosures that relate to activity during a reporting period were required for United’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (ASC topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which became effective for periods ending after June 15, 2011. As ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption had no impact on United’s financial condition or results of operations.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables (ASC topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset”. This ASU clarifies that modifications of loans that are accounted for within a pool under ASC topic 310 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under ASC topic 310 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under ASC topic 310. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of ASU 2010-18 did not have a material impact on United’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC topic 820): Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. United adopted the provisions of ASU 2010-06 when required and are included in Note T to the December 31, 2011 consolidated financial statements. The adoption of ASU 2010-06 did not have a material impact on United’s consolidated financial statements.

NOTE B—MERGERS AND ACQUISITIONS

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

The aggregate purchase price was approximately $170 million, including common stock valued at $161.4 million and $8.6 million of cash paid for vested stock options and fractional shares. The number of shares issued in the transaction was 6,548,473, which were valued based on the closing market price of $24.65 for United’s common shares on July 8, 2011. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $60.10 million and $12.44 million, respectively. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Centra acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $36.65 million on the loans acquired from Centra, a premium on interest-bearing deposits of $6.53 million and a discount of $564 thousand on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over the individual liability’s estimated remaining life at the time of acquisition. At December 31, 2011, the premium on the interest-bearing deposits has an estimated remaining life of 1.25 years while the discount on the junior subordinated debt securities has an estimated remaining life of 4.5 years. United assumed approximately $621 thousand of liabilities to provide severance benefits to terminated employees of Centra which still remained as of December 31, 2011. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets, are subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

In conjunction with the Centra merger, the acquired loan portfolio was accounted for at fair value as follows:

(In thousands)	July 8, 2011
Contractually required principal and interest at acquisition	$1,377,211
Contractual cash flows not expected to be collected	(33,879)

Expected cash flows at acquisition	1,343,332
Interest component of expected cash flows	(321,297)

Basis in acquired loans at acquisition – estimated fair value	$1,022,035

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

The consideration paid for Centra’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(In thousands)
Purchase price:
Value of common shares issued (6,548,473 shares)	$161,420
Cash for stock options and fractional shares	8,576

Total purchase price	169,996

Identifiable assets:
Cash and cash equivalents	57,661
Investment securities	128,078
Loans held for sale	2,062
Loans	1,022,035
Premises and equipment	20,126
Core deposit intangibles	12,439
Other assets	51,656

Total identifiable assets	$1,294,057

Identifiable liabilities:
Deposits	$1,132,885
Short-term borrowings	28,566
Long-term borrowings	19,436
Other liabilities	3,273

Total identifiable liabilities	1,184,160

Net assets acquired including identifiable intangible assets	109,897

Resulting goodwill	$60,099

The following table provides a reconciliation of goodwill:

(In thousands)	December 31, 2011
Goodwill at December 31, 2010	$311,765
Reductions:
Options exercised from previous acquisitions	(171)
Additions:
Goodwill from Centra acquisition	60,099

Goodwill at December 31, 2011	$371,693

The following table discloses the impact of Centra since the acquisition on July 8, 2011 through the end of the year of 2011. The table also presents certain unaudited pro forma information for the results of operations for the year ended December 31, 2011 and 2010, as if the Centra merger had occurred on January 1, 2010. These results combine the historical results of Centra into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Centra’s provision for credit losses for 2011 and 2010 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2010. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

(In thousands)	Centra actual since acquisition through December 31,	Proforma Year Ended December 31
	2011	2011	2010
Total Revenues (1)	$32,506	$345,126	$360,417
Net Income	13,769	70,944	81,963

(1)	Represents net interest income plus other income

NOTE C—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,484	$75	$12	$303,547	$0
State and political subdivisions	94,794	4,092	38	98,848	0
Residential mortgage-backed securities
Agency	185,543	8,036	175	193,404	0
Non-agency	39,526	607	2,592	37,541	2,234
Trust preferred collateralized debt obligations	104,161	0	61,792	42,369	47,167
Single issue trust preferred securities	15,242	304	3,786	11,760	0
Other corporate securities	4,994	96	0	5,090	0
Marketable equity securities	4,341	80	462	3,959	0

Total	$752,085	$13,290	$68,857	$696,518	$49,401

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 103,851	$ 14	$ 0	$ 103,865	$ 0
State and political subdivisions	81,801	2,711	199	84,313	0
Residential mortgage-backed securities
Agency	308,601	15,132	0	323,733	0
Non-agency	77,524	880	4,648	73,756	3,835
Trust preferred collateralized debt obligations	124,632	0	74,724	49,908	45,021
Single issue trust preferred securities	15,594	287	4,155	11,726	0
Marketable equity securities	5,794	297	116	5,975	0

Total	$ 717,797	$ 19,321	$ 83,842	$ 653,276	$ 48,856

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2011 and 2010.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$196,988	$12	$0	$0
State and political subdivisions	3,760	25	968	13
Residential mortgage-backed securities
Agency	14,789	175	0	0
Non-agency	0	0	12,369	2,592
Trust preferred collateralized debt obligations	0	0	42,369	61,792
Single issue trust preferred securities	412	88	6,956	3,698
Marketable equity securities	2,009	433	133	29

Total	$217,958	$733	$62,795	$68,124

December 31, 2010
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	7,373	160	624	39
Residential mortgage-backed securities
Agency	91	0	0	0
Non-agency	5,127	15	23,716	4,633
Trust preferred collateralized debt obligations	0	0	49,908	74,724
Single issue trust preferred securities	0	0	7,093	4,155
Marketable equity securities	339	52	389	64

Total	$12,930	$227	$81,730	$83,615

Marketable equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method. The realized losses relate to sales of securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers and its subsidiaries.

	Year Ended
(In thousands)	2011	2010	2009
Proceeds from maturities, sales and calls	$ 1,486,936	$ 1,389,197	$ 512,787
Gross realized gains	1,729	813	772
Gross realized losses	311	462	541

At December 31, 2011, gross unrealized losses on available for sale securities were $68,857,000 on 86 securities of a total portfolio of 381 available for sale securities. Securities in an unrealized loss position at December 31, 2011 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio is rated either AAA or AA. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 65% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 35% includes collateral that was originated in the years of 2006 and 2007. Ninety-eight percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities were other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test on each bond that is below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. At December 31, 2011, United determined that four non-agency mortgage-backed securities were deemed to have additional other-than-temporary-impairment. The ranges of specific assumptions utilized for these securities included constant default rates ranging from 2.0% to 13.5%, a loss severity upon default ranging of 20.0% to 75.0%, and a constant prepayment rate ranging from 6.0% to 16.0%. The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2011 on these non-agency residential mortgage-backed security, which is not expected to be sold, was $2.48 million. Non credit related other-than-temporary impairment, net of deferred taxes of $336 thousand was recognized during the fourth quarter of 2011.

The credit-related other-than-temporary impairment recognized in earnings for the full year of 2011 on the non-agency residential mortgage-backed securities was $3.16 million, while the noncredit-related other-than-temporary impairment on these securities, which are not expected to be sold, was $2.23 million. Noncredit-related other-than-temporary impairment, net of deferred taxes of $3.66 million was recognized during the full year of 2010.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the fourth quarter of 2011, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years.

Trust preferred collateralized debt obligations (TRUP CDOs)

In analyzing the duration and severity of the losses on TRUP CDOs, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the severe widening of the bid/ask spread; (2) the markets for TRUP CDOs are dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums over the past four years in the broader markets was responsible for a significant amount of the price decline in the TRUP CDO portfolio.

At December 31, 2011, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for 2011 related to these securities was $17.25 million, compared to $7.32 million in 2010. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) (OCI) during 2011 on these securities, which are not expected to be sold, was $2.15 million or $1.40 million, net of taxes. At December 31, 2011, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $47.17 million as compared to $45.02 million at December 31, 2010.

The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2011 related to the TRUP CDO’s was $3.80 million. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) in the fourth quarter on these securities, which are not expected to be sold, was $7.85 million, or $5.10 million, net of taxes.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of December 31, 2011 consisted of $9.50 million in investment grade bonds, $9.51 million in split-rated bonds and $85.15 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of December 31, 2011 consisted of $5.02 million in split-rated bonds and $5.63 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of December 31, 2011.

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior – Bank	$ 11,432	$ 6,109	$ 5,323	$ 0	$ 5,000	$ 6,432
Senior – Insurance	9,498	6,974	2,524	9,498	0	0
Mezzanine – Bank (now in senior position)	13,402	6,030	7,372	0	4,513	8,889
Mezzanine – Bank	57,630	18,801	38,829	0	0	57,630
Mezzanine – Insurance	6,500	3,115	3,385	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,699	1,340	4,359	0	0	5,699
Single issue trust preferreds	10,654	6,956	3,698	0	5,020	5,634

Totals	$ 114,815	$ 49,325	$ 65,490	$ 9,498	$ 14,533	$ 90,784

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade pooled trust preferred securities in the table above range from a low of BBB to a high of A+. The ratings of the split-rated pooled trust preferred securities range from a low of CCC to a high of Baa2, while the below investment grade pooled trust preferred securities range from a low of D to a high of Baa1. The available for sale single issue trust preferred securities’ ratings range from a low of CC to a high of BBB.

The Company has recognized cumulative credit-related other-than-temporary impairment of $29.94 million on fifteen pooled trust preferred securities since the third quarter of 2009. Of the remaining eight securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 68.9% to a high of 290.0%, with a median of 104.1%, and a weighted average of 140.55%. The collateralization ratio is defined as the current performing collateral in a deal, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
	(Dollars in thousands)
Senior – Bank	$11,432	80.9 - 90.9%	12.9 – 13.3%	6.3 – 14.2%	0.5 - 1.0%	4.7 - 6.5%	$793
Senior – Insurance	9,498	83.2 - 94.9%	0.0 – 00.0%	3.5 – 9.3%	1.0 - 1.0%	6.3 - 6.6%	0
Mezzanine – Bank (now in senior position)	13,402	69.7 - 78.4%	2.7 – 9.1%	1.9 – 4.4%	0.5 - 1.0%	7.8 - 16.4%	5,428
Mezzanine – Bank	57,629	55.1 - 91.0%	7.5 – 20.6%	6.9 – 24.8%	0.3 - 1.0%	7.1 - 10.7%	21,387
Mezzanine – Insurance	6,500	81.1 - 83.2%	0.0 – 2.2%	9.3 – 11.6%	0.0 - 1.0%	6.3 - 9.2%	0
Mezzanine – Bank & Ins.	5,699	67.6 - 80.4%	14.2 – 18.8%	13.7 – 26.2%	0.3 - 0.5%	6.8 - 9.9%	2,336

(1) Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 55.1% to 91.0%. The weighted average percentage of performing collateral is 74.3%.

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

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2011 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of December 31, 2011, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of December 31, 2011, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the fourth quarter of 2011, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2011 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)

Balance of cumulative credit losses at December 31, 2010	$35,324
Additions for credit losses on securities for which OTTI was not previously recognized	2,172
Additions for additional credit losses on securities for which OTTI was previously recognized	18,242

Balance of cumulative credit losses at December 31, 2011	$55,738

The amortized cost and estimated fair value of securities available for sale at December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $225,069,000 and an estimated fair value of $230,945,000 at December 31, 2011 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$259,162	$259,267
Due after one year through five years	128,279	130,898
Due after five years through ten years	91,031	96,345
Due after ten years	269,272	206,049
Marketable equity securities	4,341	3,959

Total	$752,085	$696,518

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 11,062	$ 2,785	$ 0	$ 13,847
State and political subdivisions	12,794	207	1	13,000
Residential mortgage-backed securities
Agency	77	12	0	89
Non-agency	0	0	0	0
Single issue trust preferred securities	32,116	0	6,111	26,005
Other corporate securities	3,240	0	0	3,240

Total	$ 59,289	$ 3,004	$ 6,112	$ 56,181

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 11,200	$ 2,069	$ 0	$ 13,269
State and political subdivisions	20,288	399	109	20,578
Residential mortgage-backed securities
Agency	92	13	0	105
Non-agency	2	0	0	2
Single issue trust preferred securities	32,122	0	7,093	25,029
Other corporate securities	3,332	0	0	3,332

Total	$ 67,036	$ 2,481	$ 7,202	$ 62,315

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2011, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.89 million), SunTrust Bank ($7.38 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

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

	Year Ended
(In thousands)	2011	2010	2009
Gross realized gains	1	1,297	129
Gross realized losses	0	39	45

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $77,000 and an estimated fair value of $89,000 at December 31, 2011 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$1,011	$1,019
Due after one year through five years	8,548	9,684
Due after five years through ten years	10,370	12,115
Due after ten years	39,360	33,363

Total	$59,289	$56,181

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $634,944,000 and $586,510,000 at December 31, 2011 and 2010, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $5,888,000 and $11,377,000 at December 31, 2011 and 2010, respectively, on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2011, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$250,707	0.05%	$58,088	0.97%	$5,751	5.67%	$0	0.00%
States and political subdivisions (1)	9,415	4.88%	51,187	4.25%	28,768	6.21%	18,218	6.90%
Residential mortgage-backed securities
Agency	51	5.85%	21,558	5.11%	45,884	4.53%	118,127	4.48%
Non-agency	0	0.00%	0	0.00%	18,998	5.04%	20,528	5.70%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	104,161	3.89%
Single issue trust preferred securities	0	0.00%	0	0.00%	0	0.00%	47,358	4.31%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	4,341	0.93%
Other Corporate securities	0	0.00%	5,994	2.27%	2,000	0.00%	240	0.00%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2011	2010
Commercial, financial, and agricultural
Owner-occupied	$743,502	$574,909
Nonowner-occupied	1,553,259	1,224,481
Other commercial	1,212,205	1,038,302

Total commercial, financial & agricultural	3,508,966	2,837,692
Residential real estate	1,897,658	1,700,380
Construction & land development	549,877	470,934
Consumer:
Bankcard	11,519	12,025
Other Consumer	272,193	242,320
Less: Unearned interest	(3,503)	(3,025)

Total Loans, net of unearned interest	$6,236,710	$5,260,326

The table above does not include loans held for sale of $3,902,000 and $6,869,000 at December 31, 2011 and December 31, 2010, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above do include acquired impaired loans from the Centra merger with a recorded investment of $38,954,000, or less than 1% of total gross loans, at December 31, 2011. The contractual principal in these acquired impaired loans was $65,051,000 at December 31, 2011. There were no acquired impaired loans at December 31, 2010. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the year of 2011 follows.

(In thousands)

Accretable yield at the beginning of the period	$0
Additions	4,144
Accretion (including cash recoveries)	(1,673)
Net reclassifications to accretable from non-accretable	0
Disposals (including maturities, foreclosures, and charge-offs)	(148)

Accretable yield at the ending of the period	$2,323

At December 31, 2011 and 2010, loans-in-process of $17,064,000 and $5,126,000 and overdrafts from deposit accounts of $10,435,000 and $6,817,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $189,763,000 and $92,902,000 at December 31, 2011 and 2010, respectively. During 2011, $213,899,000 of new loans were made, repayments totaled $162,072,000, related party loans of $82,332,000 were acquired in the Centra merger and other changes due to the change in composition of United’s board members and executive officers approximated $37,298,000.

NOTE E—CREDIT QUALITY

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

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2011, United had TDRs of $3,592,000 as compared to $437,000 as of December 31, 2010. Of the $3,592,000 aggregate balance of TDRs at December 31, 2011, $1,528,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. The TDR amount of $437,000 at December 31, 2010 was past due 90 days or more and is included in the “90 Days or more Past Due” and the “Recorded Investment >90 Days & Accruing” categories in the following “Age Analysis of Past Due Loans” table. As of December 31, 2011, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2011, segregated by class of loans:

Troubled Debt Restructurings For the Year Ended December 31, 2011
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	2	2,075	2,064
Other commercial	0	0	0
Residential real estate	2	1,979	1,528
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	4	$4,054	$3,592

At December 31, 2011, United had restructured loans in the amount of $2,064,000 that were modified by a reduction in the interest rate and $1,528,000 that were modified by a combination of a reduction in the interest rate and the principal. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2011. These loans were restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off during the respective time periods. Loans modified in a troubled debt restructuring that defaulted with a recorded investment of zero were fully paid down through the sale of foreclosed real estate property prior to period end.

	Year Ended December 31, 2011
(In thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	0	0
Other commercial	0	0
Residential real estate	2	0
Construction & land development	0	0
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	2	$0

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2011
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,625	$4,707	$9,332	$734,170	$743,502	$1,597
Nonowner-occupied	16,694	13,285	29,979	1,523,280	1,553,259	2,233
Other commercial	7,131	14,153	21,284	1,190,921	1,212,205	761
Residential real estate	52,654	26,617	79,271	1,818,387	1,897,658	8,833
Construction & land development	13,809	17,820	31,629	518,248	549,877	1,840
Consumer:
Bankcard	222	176	398	11,121	11,519	176
Other consumer	5,739	841	6,580	265,613	272,193	739

Total	$100,874	$77,599	$178,473	$6,061,740	$6,240,213	$16,179

Age Analysis of Past Due Loans As of December 31, 2010
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,525	$11,570	$19,095	$555,814	$574,909	$1,481
Nonowner-occupied	12,827	5,014	17,841	1,206,640	1,224,481	204
Other commercial	14,687	8,942	23,629	1,014,673	1,038,302	841
Residential real estate	49,758	20,383	70,141	1,630,239	1,700,380	3,814
Construction & land development	6,803	20,387	27,190	443,744	470,934	254
Consumer:
Bankcard	409	124	533	11,492	12,025	124
Other consumer	4,660	811	5,471	236,849	242,320	517

Total	$96,669	$67,231	$163,900	$5,099,451	$5,263,351	$7,235

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$3,110	$10,089
Nonowner-occupied	11,052	4,810
Other commercial	13,392	8,101
Residential real estate	17,784	16,569
Construction & land development	15,980	20,133
Consumer:
Bankcard	0	0
Other consumer	102	294

Total	$61,420	$59,996

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2011

	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$679,651	$1,407,006	$1,073,347	$462,517
Special mention	38,150	67,035	78,158	41,093
Substandard	25,701	79,218	57,436	45,267
Doubtful	0	0	3,264	1,000

Total	$743,502	$1,553,259	$1,212,205	$549,877

As of December 31, 2010

	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$502,228	$1,133,186	$897,196	$366,358
Special mention	27,156	59,159	80,015	47,183
Substandard	45,525	32,136	61,083	51,282
Doubtful	0	0	8	6,111

Total	$574,909	$1,224,481	$1,038,302	$470,934

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2011
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,790,296	$11,079	$265,995
Special mention	56,722	304	5,366
Substandard	50,640	136	832
Doubtful	0	0	0

Total	$1,897,658	$11,519	$272,193

As of December 31, 2010
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,605,589	$11,492	$236,888
Special mention	47,538	409	4,621
Substandard	47,008	124	811
Doubtful	245	0	0

Total	$1,700,380	$12,025	$242,320

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

The following table set forth United’s impaired loans information, by class of loans:

Impaired Loans For the Year Ended December 31, 2011

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$3,540	$4,934	$0	$11,132	$109
Nonowner-occupied	30,382	32,573	0	18,005	1,191
Other commercial	7,831	9,405	0	11,265	312
Residential real estate	18,750	20,613	0	16,527	594
Construction & land development	23,654	33,172	0	33,622	509
Consumer:
Bankcard	0	0	0	0	0
Other consumer	120	144	0	141	6
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,638	$1,638	$269	$864	$58
Nonowner-occupied	2,086	2,413	596	4,186	128
Other commercial	20,453	22,630	5,888	12,772	787
Residential real estate	8,868	10,867	1,925	16,356	425
Construction & land development	10,714	12,210	2,480	8,578	299
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$5,178	$6,572	$269	$11,996	$167
Nonowner-occupied	32,468	34,986	596	22,191	1,319
Other commercial	28,284	32,035	5,888	24,037	1,099
Residential real estate	27,618	31,480	1,925	32,883	1,019
Construction & land development	34,368	45,382	2,480	42,200	808
Consumer:
Bankcard	0	0	0	0	0
Other consumer	120	144	0	141	6

For the Year Ended December 31, 2010

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$10,837	$11,970	$0	$4,229	$323
Nonowner-occupied	3,365	3,579	0	5,444	239
Other commercial	4,512	4,718	0	5,480	376
Residential real estate	6,650	7,971	0	6,742	301
Construction & land development	19,275	22,506	0	14,743	569
Consumer:
Bankcard	0	0	0	0	0
Other consumer	0	0	0	47	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$0	$0	$0	$4,462	$0
Nonowner-occupied	2,924	3,124	918	1,881	80
Other commercial	3,923	4,304	2,147	2,961	244
Residential real estate	9,195	10,694	1,920	5,228	488
Construction & land development	8,360	8,785	3,408	13,876	358

For the Year Ended December 31, 2010

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Consumer:
Bankcard	0	0	0	0	0
Other consumer	1,320	1,320	200	273	1
Total:
Commercial real estate:
Owner-occupied	$10,837	$11,970	$0	$8,691	$323
Nonowner-occupied	6,289	6,703	918	7,325	319
Other commercial	8,435	9,022	2,147	8,441	620
Residential real estate	15,845	18,665	1,920	11,970	789
Construction & land development	27,635	31,291	3,408	28,619	927
Consumer:
Bankcard	0	0	0	0	0
Other consumer	1,320	1,320	200	320	1

NOTE F—ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $250 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the year of 2011, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

For consumer loans, closed-end retail loans that are past due 120 cumulative days delinquent from the contractual due date and open-end loans 180 cumulative days delinquent from the contractual due date are charged-off. Any consumer loan on which a principal or interest payment has not been made within 90 days is reviewed monthly for appropriate action. For a one-to-four family open-end or closed-end residential real estate loan, home equity loan, or high-loan-to-value loan that has reached 180 or more days past due, management evaluates the collateral position and charge-offs any amount that exceeds the value of the collateral. On retail credits for which the borrower is in bankruptcy, all amounts deemed unrecoverable are charged off within 60 days of the receipt of the notification. On retail credits effected by fraud, a loan is charged-off within 90 days of the discovery of the fraud. In the event of the borrower’s death and if repayment within the required timeframe is uncertain, the loan is generally charged-off as soon as the amount of the loss is determined.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,853,000 and $2,006,000 at December 31, 2011 and December 31, 2010, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2011	2010	2009
Balance at beginning of period	$75,039	$70,010	$63,603
Provision for credit losses	16,988	13,773	46,065

	92,027	83,783	109,668

Loans charged off	19,605	25,762	41,077
Less recoveries	3,305	17,018	1,419

Net charge-offs	16,300	8,744	39,658

Balance at end of period	$75,727	$75,039	$70,010

During the fourth quarter of 2010, United recovered funds from its insurance carrier in the amount of $15.00 million related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans in the amount of $17.55 million previously charged-off in 2009.

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2011 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2011
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	1,230	897	2,765	7,069	6,290	1,354	0	19,605
Recoveries	2	639	1,924	248	136	356	0	3,305
Provision	1,782	(551)	(274)	9,048	6,567	988	(419)	17,141

Ending balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874

Ending Balance: individually evaluated for impairment	$269	$596	$5,888	$1,925	$2,480	$0	$0	$11,158
Ending Balance: collectively evaluated for impairment	$3,401	$11,051	$14,915	$11,955	$16,671	$2,151	$2,572	$62,716
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2011
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Financing receivables:
Ending balance	$743,502	$1,553,259	$1,212,205	$1,897,658	$549,877	$283,712	$0	$6,240,213
Ending Balance: individually evaluated for impairment	$2,321	$29,794	$25,532	$18,288	$20,835	$0	$0	$96,770
Ending Balance: collectively evaluated for impairment	$738,596	$1,514,173	$1,184,565	$1,877,287	$508,921	$280,947	$0	$6,104,489
Ending Balance: loans acquired with deteriorated credit quality	$2,585	$9,292	$2,108	$2,083	$20,121	$2,765	$0	$38,954

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2011	2010

Land	$24,084	$17,819
Buildings and improvements	79,723	67,396
Leasehold improvements	22,579	17,802
Furniture, fixtures and equipment	48,595	31,579

	174,981	134,596
Less allowance for depreciation and amortization	98,539	79,218

Net bank premises and equipment	$76,442	$55,378

Depreciation expense was $6,966,000, $5,231,000, and $5,849,000 for years ending December 31, 2011, 2010 and 2009, respectively, while amortization expense was $103,000 in each of these respective periods.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $8,740,000, $8,056,000 and $8,178,000 for the years ended December 31, 2011, 2010 and 2009, respectively. United Bank (WV) leases one of its offices from a company that is beneficially owned by a former United director who resigned from the Board in January of 2011. United Bank (WV) also leases two additional offices from a former United director who retired from the Board in May of 2008. Rent expense incurred on these facilities was $1,044,000, $1,029,000, and $1,024,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2011, consisted of the following:

Year	Amount
(In thousands)
2012	$7,981
2013	6,395
2014	5,451
2015	4,033
2016	3,061
Thereafter	8,750

Total minimum lease payments	$35,671

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

As of December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 43,434	$ (30,484)	$ 12,950

Goodwill not subject to amortization			$ 371,693

As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 30,995	$ (28,055)	$ 2,940

Goodwill not subject to amortization			$ 311,765

During the year of 2011, United acquired Centra adding preliminary amounts of $60,099,000 to goodwill and $12,439,000 to core deposit intangible assets.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2011:

Year	Amount
(In thousands)
2012	$2,843
2013	1,969
2014	1,478
2015	1,149
2016 and thereafter	5,511

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(Dollars in thousands)	December 31
	2011	2010
Demand deposits	$878,838	$657,395
Interest-bearing checking	284,670	290,153
Regular savings	473,819	388,332
Money market accounts	2,890,445	2,234,252
Time deposits under $100,000	1,213,964	1,153,337
Time deposits over $100,000	1,077,274	990,065

Total deposits	$6,819,010	$5,713,534

Interest paid on deposits approximated $39,853,000, $58,779,000 and $88,576,000 in 2011, 2010 and 2009, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $117,678,000 and $141,923,000 at December 31, 2011 and 2010, respectively.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2011 and 2010, short-term borrowings and the related weighted-average interest rates were as follows:

	2011		2010
		Weighted-		Weighted-
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$7,120	0.20%	$8,542	0.20%
Securities sold under agreements to repurchase	247,646	0.07%	183,097	0.04%
TT&L note option	0	0.00%	1,575	0.00%

Total	$254,766		$193,214

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $274,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2011	$7,120	$247,646
2010	8,542	183,097
2009	7,835	211,659

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
Weighted-average interest rate at year-end:
2011	0.2%	0.1%
2010	0.2%	0.0%
2009	0.2%	0.0%
Maximum amount outstanding at any month’s end:
2011	$ 20,440	$ 274,546
2010	25,325	305,658
2009	207,680	367,887
Average amount outstanding during the year:
2011	$ 13,377	$ 242,371
2010	15,871	269,142
2009	89,109	329,905
Weighted-average interest rate during the year:
2011	0.2%	0.1%
2010	0.2%	0.0%
2009	0.4%	0.0%

At December 31, 2011, repurchase agreements included $246,723,000 in overnight accounts. The remaining balance principally consists of agreements having maturities less than one year. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $10,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2011, United had no outstanding balance under this credit.

United Bank (VA) participates in the Treasury Investment Program (TT&L), which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. The bank holds the funds in an open-ended, interest-bearing note until the Treasury withdraws or “calls” the funds. A maximum note balance is established that must be collateralized at all times. All tax deposits or portions of the tax deposits up to the maximum balance are generally available as a source of short-term investment funding. As of December 31, 2011, United Bank (VA) had no outstanding balance and had additional funding available of $5,000,000.

Interest paid on short-term borrowings approximated $471,000, $2,000 and $767,000 in 2011, 2010 and 2009, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2011, the total carrying value of loans pledged as collateral for FHLB advances approximated $2,628,099,000. United had an unused borrowing amount as of December 31, 2011 of approximately $1,979,987,000 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2011 and 2010, FHLB advances and the related weighted-average interest rates were as follows:

	2011			2010
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$ 141,809	4.17%	4.17%	$ 202,181	4.06%	4.06%

No overnight funds were included in the $141,809,000 and $202,181,000 above at December 31, 2011 and 2010, respectively. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2011 and 2010 to manage interest rate risk on its long-term debt. Additional information is provided in Note P, Notes to Consolidated Financial Statements.

At December 31, 2011, United had a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2011 and 2010, the outstanding balance of the Debentures was $203,557,000 and $184,277,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

As part of the acquisition of Centra on July 8, 2011, United assumed all the obligations of Centra and its subsidiaries. Centra had two statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Centra. At merger, the outstanding balance of Centra’s Debentures was $20 million.

The Trust Preferred Securities currently qualify as Tier 1 regulatory capital of United for regulatory purposes.

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
(Dollars in thousands)
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$ 7,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$ 20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$ 25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$ 50,000	6.67% Fixed, until October 2012	October 1, 2037
United Statutory Trust VI	September 20, 2007	$ 30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$ 14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$ 10,000	6.62% Fixed, until March 2012	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$ 10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$ 10,000	3-month LIBOR + 1.65%	July 7, 2036

At December 31, 2011 and 2010, the Debentures and their related weighted-average interest rates were as follows:

	2011		2010
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
Sequoia Trust I	7,220	10.18%	7,432	10.18%
United Statutory Trust III	20,619	3.41%	20,619	3.15%
United Statutory Trust IV	25,774	3.28%	25,774	3.14%
United Statutory Trust V	51,547	6.67%	51,547	6.67%
United Statutory Trust VI	30,928	6.60%	30,928	6.60%
Premier Statutory Trust II	6,186	3.50%	6,186	3.39%
Premier Statutory Trust III	8,248	2.29%	8,248	2.04%
Premier Statutory Trust IV	14,433	2.12%	14,433	1.85%
Premier Statutory Trust V	10,310	6.62%	10,310	6.62%
Centra Statutory Trust I	9,746	2.85%	0	0.00%
Centra Statutory Trust II	9,746	2.05%	0	0.00%

Total	$203,557		$184,277

At December 31, 2011, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2012	$54,887
2013	29,095
2014	26,499
2015	4,658
2016 and thereafter	230,227

Total	$345,366

Interest paid on long-term borrowings approximated $16,330,000, $29,990,000 and $37,094,000 in 2011, 2010 and 2009, respectively.

NOTE L--INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2011	2010	2009
Current expense:
Federal	$23,341	$24,904	$17,222
State	518	971	354
Deferred expense (benefit):
Federal and State	10,907	6,582	(6,625)

Total income taxes	$34,766	$32,457	$10,951

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$ 38,632	35.0%	$ 36,542	35.0%	$ 27,387	35.0%

Plus: State income taxes net of federal tax benefits	336	0.3	631	0.6	230	0.3

	38,968	35.3	37,173	35.6	27,617	35.3

Increase (decrease) resulting from:
Tax-exempt interest income	(4,226)	(3.8)	(3,711)	(3.6)	(3,885)	(5.0)
Tax reserve adjustment	777	0.7	(718)	(0.7)	(4,685)	(6.0)
Reversal of net operating loss valuation allowance	0	0	0	0	(7,978)	(10.2)
Other items-net	(753)	(0.7)	(287)	(0.3)	(118)	(0.1)

Income taxes	$ 34,766	31.5%	$ 32,457	31.0%	$ 10,951	14.0%

For years ended 2011, 2010 and 2009, United incurred federal income tax expense applicable to the sales and calls of securities of $552,000, $702,000 and $110,000, respectively. Income taxes paid approximated $34,531,000, $22,699,000 and $22,152,000 in 2011, 2010 and 2009, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Taxes not on income, which consists mainly of business franchise taxes, were $4,466,000, $4,107,000 and $4,252,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Deferred tax assets:
Allowance for credit losses	$41,979	$28,587
Other accrued liabilities	30	134
Unrecognized components of net periodic pension costs	19,480	12,591
Unrealized loss on securities available for sale	19,492	22,628
Net operating loss	3,113	4,563

Total deferred tax assets	84,094	68,503

Deferred tax liabilities:
Purchase accounting intangibles	9,230	6,146
Deferred mortgage points	1,039	1,417
Accrued benefits payable	12,587	16,648
Premises and equipment	1,351	742
Other	1,723	485

Total deferred tax liabilities	25,930	25,438

Net deferred tax assets	$58,164	$43,065

At December 31, 2011, United had state net operating loss carryforwards of approximately $58 million that are subject to limitation imposed by tax laws and, if not used, will expire from 2025 to 2028.

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2011	2010

Unrecognized tax benefits at beginning of year	$ 971	$ 1,118
Increase (Decrease) in unrecognized tax benefits as a result of tax positions settled during the current period	1,953	144
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(355)	(291)

Unrecognized tax benefits at end of year	$ 2,569	$ 971

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

As of December 31, 2011 and 2010, the total amount of accrued interest related to uncertain tax positions was $717,000 and $182,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results or operations for the years of 2011, 2010 and 2009.

NOTE M--EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering a majority of all employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions by United are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

Included in accumulated other comprehensive income at December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $4,000 ($3,000 net of tax) and unrecognized actuarial losses of $50,590,000 ($32,884,000 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2012 is $1,000 ($1,000 net of tax), and $4,124,000 ($2,680,000 net of tax), respectively.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Service cost	$ 2,272	$ 2,127	$ 2,337
Interest cost	4,555	4,291	4,129
Expected return on plan assets	(8,343)	(7,138)	(5,328)
Amortization of transition asset	0	(131)	(175)
Recognized net actuarial loss	2,427	2,317	3,506
Amortization of prior service cost	1	1	1

Net periodic pension cost	$ 912	$ 1,467	$ 4,470

Weighted-Average Assumptions:
Discount rate	5.75%	6.25%	6.25%
Expected return on assets	8.00%	8.00%	8.00%
Rate of Compensation Increase (prior to age 45)	3.75%	3.75%	4.75%
Rate of Compensation Increase (otherwise)	2.75%	2.75%	3.25%

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2011 and the accumulated benefit obligation at December 31, 2011 is as follows:

(Dollars in thousands)	December 31,
Change in Projected Benefit Obligation	2011	2010
Projected Benefit Obligation at the Beginning of the Year	$ 79,556	$ 70,136
Service Cost	2,272	2,127
Interest Cost	4,555	4,291
Actuarial (Gain) Loss	11,288	5,142
Benefits Paid	(2,509)	(2,140)

Projected Benefit at the End of the Year	$ 95,162	$ 79,556
Accumulated Benefit Obligation at the End of the Year	$ 86,661	$ 72,577

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$ 105,504	$ 87,507
Actual Return on Plan Assets	(1,612)	11,037
Benefits Paid	(2,509)	(2,140)
Employer Contributions	0	9,100

Fair value of plan assets at end of year	$ 101,383	$ 105,504

Net Amount Recognized
Funded Status	$ 6,221	$ 25,949
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	4	5
Unrecognized Net Loss	50,590	31,773

Net Amount Recognized	$ 56,815	$ 57,727

Weighted-Average Assumptions at the End of the Year
Discount Rate	5.15%	5.75%
Rate of Compensation Increase (prior to age 45)	3.75%	3.75%
Rate of Compensation Increase (otherwise)	2.75%	2.75%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2011	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2011	December 31, 2010

Equity Securities	70%	50-80%	61%	59%
Debt Securities	25%	20-40%	32%	34%
Other	5%	3-10%	7%	7%

Total			100%	100%

Equity securities include United common stock in the amounts of $2,992,000 (3%) at December 31, 2011 and $3,090,000 (3%) at December 31, 2010.

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

At December 31, 2011, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2012	$ 2,757
2013	3,068
2014	3,419
2015	3,762
2016	4,194
2017 through 2021	26,209

During the third quarter of 2010, United contributed to the plan $9.10 million. United did not contribute to the plan in 2011 as no contributions were required by funding regulations or law. For 2012, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2012, the amount of which cannot be reasonably estimated at this time.

In accordance with ASC topic 715 and using the guidance contained in ASC topic 820, the following is a description of the valuation methodologies used to measure the plan assets at fair value.

Cash and Cash Equivalents: These underlying assets of are highly liquid U.S. government obligations. The fair value of cash and cash equivalents approximates cost (Level 1).

Debt Securities: Securities of the U.S. Government, municipalities, private issuers and corporations are valued at the closing price reported in the active market in which the individual security is traded, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
(In thousands) Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$ 6,526	$ 6,526	$ 0	$ 0

Fixed Income Securities:
Mortgage backed securities	289	0	289	0
Collateralized mortgage obligations	232	0	232	0
Municipal obligations	879	0	879	0
Corporate bonds	3,391	3,103	288	0

Fixed Income Mutual Funds:
Fixed income-general	12,065	12,065	0	0
Domestic	10,442	10,442	0	0
Alternative	4,787	4,787	0	0

Equity Securities:
Preferred stock	198	198	0	0
Common stock	23,686	23,686	0	0

Equity Mutual Funds:
Global equity	3,816	3,816	0	0
Domestic equity large cap	4,592	4,592	0	0
Domestic equity small cap	12,117	12,117	0	0
International emerging equity	6,312	6,312	0	0
International equity developed	6,685	6,685	0	0
Alternative equity	4,604	4,604	0	0

Other Assets:
Partnerships	762	0	762	0

Total	$ 101,383	$ 98,933	$ 2,450	$ 0

		Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$ 6,497	$ 6,497	$ 0	$ 0

Fixed Income Securities:
Mortgage backed securities	458	0	458	0

		Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized mortgage obligations	413	0	413	0
Municipal obligations	815	0	815	0
Corporate bonds	4,257	3,913	344	0

Fixed Income Mutual Funds:
Fixed income - general	7,412	7,412	0	0
Domestic	16,174	16,174	0	0
Alternative	6,598	6,598	0	0

Equity Securities:
Preferred stock	185	185	0	0
Common stock	22,763	22,763	0	0

Equity Mutual Funds:
Global equity	3,879	3,879	0	0
Domestic equity large cap	4,641	4,641	0	0
Domestic equity small cap	11,018	11,018	0	0
International emerging equity	7,578	7,578	0	0
International equity developed	7,700	7,700	0	0
Alternative equity	4,223	4,223	0	0

Other Assets:
Partnerships	893	0	893	0

Total	$ 105,504	$ 102,581	$ 2,923	$ 0

Preferred stock investments are in financial institutions. Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,332,000, $1,212,000 and $1,180,000 in 2011, 2010 and 2009, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2011 and 2010, the combined plan assets included 873,685 and 829,295 shares, respectively, of United common stock with an approximate fair value of $24,699,000 and $24,215,000, respectively. Dividends paid on United common stock held by the plans approximated $1,022,000, $991,000 and $895,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The 2011 LTI Plan replaces the 2006 Stock Option Plan which expired during the second quarter of 2011. A total of 887,650 shares were granted under the 2006 Stock Option Plan resulting in the recognition of compensation expense of $1,133,000 and $1,050,000 in the years of 2011 and 2010, respectively, which was included in employee compensation in the Consolidated Statement of Income. A Form S-8 was filed on October 25, 2006 with the Securities and Exchange Commission to register all the shares available for the 2006 Stock Option Plan.

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

The fair value of the options for 2011 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.53%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.3523; and a weighted-average expected option life of 6.15 years, respectively. The estimated fair value of the options at the date of grant was $7.91 for the options granted during 2011. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of option activity under the Plans as of December 31, 2011, and the changes during the year of 2011 are presented below:

	Year ended December 31, 2011
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2011	1,597,032			$ 28.91
Granted	311,300			28.64
Exercised	40,447			13.41
Forfeited or expired	185,867			26.04

Outstanding at December 31, 2011	1,682,018	$ 2,455	5.0	$ 29.55

Exercisable at December 31, 2011	1,074,418	$ 669	3.1	$ 31.84

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2011	311,800	$ 6.25
Granted	311,300	7.91
Vested	0	0.00
Forfeited or expired	15,500	6.62

Nonvested at December 31, 2011	607,600	$ 7.09

As of December 31, 2011, the total unrecognized compensation cost related to nonvested awards was $2,254,000 with a weighted-average expense recognition period of 1.6 years. The total fair value of awards vested during the year ended December 31, 2011, was zero.

Cash received from options exercised under the Plans for the years ended December 31, 2011, 2010 and 2009 was $542,000, $2,492,000, and $724,000, respectively. During 2011 and 2010, 40,447 and 164,341 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2011 and 2010. The weighted-average grant-date fair value of options granted in the year of 2011 and 2010 was $7.91 and $6.25, respectively. No options were granted in the year of 2009. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2011, 2010, and 2009 was $518,000, $1,856,000, and $800,000, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $3,114,000, $459,000 and $273,000 from excess tax benefits related to share-based compensation for the year of 2011, 2010 and 2009, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,667,859,000 and $1,562,371,000 of loan commitments outstanding as of December 31, 2011 and 2010, respectively, substantially all of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $290,000 and $1,469,000 as of December 31, 2011 and 2010, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $130,034,000 and $117,705,000 as of December 31, 2011 and 2010, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

These lawsuits are substantially similar to class action lawsuits being filed against financial institutions nationwide. With respect to the second putative class action, in September of 2011, the West Virginia state court ruled on a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. Although the West Virginia state court denied the motion as to United Bank, Inc. of West Virginia, the motion was granted, without prejudice, as to United Bankshares, Inc. Otherwise, at this stage of the proceedings, it is too early to determine if these matters would be reasonably expected to have a material adverse effect on United’s financial condition. An estimate as to possible loss cannot be provided at this time because such estimate cannot be made with certainty. United believes there are meritorious defenses to the claims asserted in both proceedings.

In addition, United and its subsidiaries are currently involved in various legal proceedings in the normal course of business. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2011, United has only fair value hedges. United’s cash flow hedge matured in December of 2010.

For the years ended December 31, 2011 and 2010, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2011 and 2010.

	Derivative Hedging Instruments
	December 31, 2011			December 31, 2010
(Dollars in thousands)	Notional Amount	Average Receive Rate	Average Pay Rate	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$13,045	0.00%	6.27%	$13,381	0.00%	6.27%

Total Derivatives Used in Fair Value Hedges	$13,045			$13,381

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$13,045			$13,381

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2011		December 31, 2010
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,817	Other assets	$4,360

Total derivatives not designated as hedging instruments		$3,817		$4,360

Total asset derivatives		$3,817		$4,360

	Liability Derivatives
	December 31, 2011		December 31, 2010
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,233	Other liabilities	$1,581

Total derivatives designated as hedging instruments		$1,233		$1,581

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,817	Other liabilities	$4,360

Total derivatives not designated as hedging instruments		$3,817		$4,360

Total liability derivatives		$5,050		$5,941

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 are presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2011	December 31, 2010	December 31, 2009
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/(expense)	$81	$86	$103

Total derivatives in fair value hedging relationships		$81	$86	$103

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$1,782	$3,654	$3,504
Interest rate contracts (2)	Other expense	$(1,782)	$(3,654)	$(3,504)

Total derivatives not designated as hedging instruments		$0	$0	$0

Total derivatives		$81	$86	$103

(1) Represents net gains from derivative assets not designated as hedging instruments.

(2) Represents net losses from derivative liabilities not designated as hedging instruments.

For the years ended December 31, 2011 and 2010, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were not significant to United’s Consolidated Statements of Income. For the year ended December 31, 2010, $4,999,000 in net deferred gains, net of tax, related to the matured cash flow hedge were recorded in accumulated other comprehensive income. Because the cash flow hedge matured, there were no net deferred gains or losses remaining in accumulated other comprehensive income at December 31, 2011 and 2010.

NOTE Q--COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2011	2010	2009
Net Income	$75,610	$71,947	$67,298
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(33,580)	(40,805)	(24,887)
Related income tax effect	11,753	14,282	8,710
Less : OTTI charges recognized in net income	20,414	8,523	5,701
Related income tax effect	(7,145)	(2,983)	(1,995)
Reclassification of previous noncredit OTTI to credit OTTI	12,622	2,611	0
Related income tax effect	(4,418)	(914)	0

Net unrealized losses on AFS securities with OTTI	(354)	(19,286)	(12,471)

	For the Years Ended December 31
(In thousands)	2011	2010	2009
Net change in unrealized gains on AFS securities arising during the period	10,917	33,266	19,725
Related income tax effect	(3,821)	(11,643)	(6,904)
Net reclassification adjustment for gains included in net income	(1,418)	(351)	(231)
Related income tax expense	496	123	81

	6,174	21,395	12,671

Net effect of AFS securities on other comprehensive income	5,820	2,109	200

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	0	130	817
Related income tax expense	0	(45)	(286)
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	8	8	69
Related income tax expense	(3)	(3)	(24)

Net effect of HTM securities on other comprehensive income	5	90	576

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	0	5,640	3,037
Related income tax expense	0	(1,974)	(1,063)
Termination of cash flow hedge	0	2,051	0
Related income tax expense	0	(718)	0

Net effect of cash flow hedge derivatives on other comprehensive income	0	4,999	1,974

Pension plan:
Change in pension asset	(20,591)	(1,204)	4,491
Related income tax expense (benefit)	7,206	421	(1,572)
Amortization of transition asset	0	(131)	(175)
Related income tax expense	0	52	65
Amortization of prior service cost	1	1	1
Related income tax benefit	0	0	0
Recognized net actuarial loss	2,427	2,317	3,506
Related income tax benefit	(970)	(927)	(1,298)

Net effect of change in pension plan asset on other comprehensive income	(11,927)	529	5,018

Total change in other comprehensive income, net of tax	(6,102)	7,727	7,768

Total Comprehensive Income	$69,508	$79,674	$75,066

NOTE R--UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2011	2010
Assets
Cash and due from banks	$31,496	$26,397
Securities available for sale	4,318	6,667
Securities held to maturity	240	3,237
Other investment securities	200	1,576
Investment in subsidiaries:
Bank subsidiaries	1,076,475	899,593
Nonbank subsidiaries	6,247	6,122
Other assets	8,629	8,129

Total Assets	$1,127,605	$951,721

Condensed Balance Sheets
	December 31
(In thousands)	2011	2010
Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$128,868
Accrued expenses and other liabilities	29,893	29,841
Shareholders’ equity (including other accumulated comprehensive loss of $66,758 and $60,656 at December 31, 2011 and 2010, respectively)	968,844	793,012

Total Liabilities and Shareholders’ Equity	$1,127,605	$951,721

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2011	2010	2009
Income
Dividends from banking subsidiaries	$68,323	$63,138	$52,715
Net interest income	417	288	315
Management fees:
Bank subsidiaries	13,000	11,077	9,396
Nonbank subsidiaries	27	27	27
Other income	414	450	165

Total Income	82,181	74,980	62,618

Expenses
Operating expenses	20,431	18,402	16,127

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	61,750	56,578	46,491
Applicable income tax benefit	(2,025)	(2,022)	(1,886)

Income Before Equity in Undistributed Net Income of Subsidiaries	63,775	58,600	48,377
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	11,710	13,223	19,287
Nonbank subsidiaries	125	124	(366)

Net Income	$75,610	$71,947	$67,298

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2011	2010	2009
Operating Activities
Net income	$75,610	$71,947	$67,298
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(11,835)	(13,348)	(18,920)
Amortization of net periodic pension costs	76	117	257
Stock-based compensation	1,133	1,050	484
Net (gain) loss on securities transactions	(12)	(54)	179
Net change in other assets and liabilities	(6,895)	(1,940)	(1,376)

Net Cash Provided by Operating Activities	58,077	57,772	47,922

Investing Activities
Net proceeds from (purchases of) sales of securities	4,854	(240)	243
Net cash paid in acquisition of subsidiary	(8,576)	0	0

Condensed Statements of Cash Flows

(In thousands)	Year Ended December 31
	2011	2010	2009
Change in other investment securities	1,376	37	52

Net Cash (Used in) Provided by Investing Activities	(2,346)	(203)	295

Financing Activities
Cash dividends paid	(54,344)	(52,257)	(50,383)
Acquisition of treasury stock	(18)	(11)	(1,180)
Proceeds from sale of treasury stock from deferred compensation plan	74	520	536
Excess tax benefits from stock-based compensation arrangements	3,114	459	273
Proceeds from exercise of stock options	542	2,492	724

Net Cash Used in Financing Activities	(50,632)	(48,797)	(50,030)

Increase (Decrease) in Cash and Cash Equivalents	5,099	8,772	(1,813)

Cash and Cash Equivalents at Beginning of Year	26,397	17,625	19,438

Cash and Cash Equivalents at End of Year	$31,496	$26,397	$17,625

NOTE S--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2011, were approximately $470,240,000 and $48,719,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2010, was approximately $397,423,000 and $31,435,000, respectively.

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

During 2012, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $25,711,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $77,648,000 at December 31, 2011, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2011, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2011, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV), United Bank (VA), and Centra Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$ 925,285	13.8%	$ 535,102	≥8.0%	$ 668,877	≥10.0%
United Bank (WV)	382,785	13.6%	225,283	≥8.0%	281,604	≥10.0%
United Bank (VA)	395,524	13.8%	229,065	≥8.0%	286,332	≥10.0%
Centra Bank	118,070	11.6%	81,415	≥8.0%	101,769	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	840,758	12.6%	267,551	≥4.0%	401,326	≥6.0%
United Bank (WV)	347,561	12.3%	112,642	≥4.0%	168,962	≥6.0%
United Bank (VA)	359,705	12.6%	114,533	≥4.0%	171,799	≥6.0%
Centra Bank	117,521	11.6%	40,708	≥4.0%	61,061	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	840,758	10.2%	328,965	≥4.0%	411,206	≥5.0%
United Bank (WV)	347,561	9.5%	145,883	≥4.0%	182,354	≥5.0%
United Bank (VA)	359,705	10.4%	138,485	≥4.0%	173,107	≥5.0%
Centra Bank	117,521	9.3%	50,477	≥4.0%	63,097	≥5.0%

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$ 790,235	13.7%	$ 463,089	≥8.0%	$ 578,861	≥10.0%
United Bank (WV)	371,786	13.5%	220,711	≥8.0%	275,888	≥10.0%
United Bank (VA)	395,588	13.2%	240,178	≥8.0%	300,222	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	708,963	12.3%	231,544	≥4.0%	347,317	≥6.0%
United Bank (WV)	337,257	12.2%	110,355	≥4.0%	165,533	≥6.0%
United Bank (VA)	358,489	11.9%	120,089	≥4.0%	180,133	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	708,963	9.9%	285,925	≥4.0%	357,407	≥5.0%
United Bank (WV)	337,257	9.1%	148,421	≥4.0%	185,526	≥5.0%
United Bank (VA)	358,489	10.3%	138,877	≥4.0%	173,596	≥5.0%

NOTE T--FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Upon completing its review of the pricing from third party vendors at December 31, 2011, management determined that the prices provided by its third party pricing source were reasonable and inline with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2011. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflects forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2011 ranged from LIBOR plus 6.00% to LIBOR plus 30.00%.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 303,547	$ 0	$ 303,547	$ 0
State and political subdivisions	98,848	0	98,848	0
Residential mortgage-backed securities
Agency	193,404	0	193,404	0
Non-agency	37,541	364	37,177	0
Trust preferred collateralized debt obligations	42,369	0	0	42,369
Single issue trust preferred securities	11,760	428	11,332	0
Other corporate securities	5,090	0	5,090	0

Total available for sale debt securities	692,559	792	649,398	42,369
Available for sale equity securities:
Financial services industry	2,243	1,923	320	0
Equity mutual funds (1)	860	860	0	0
Other equity securities	856	856	0	0

Total available for sale equity securities	3,959	3,639	320	0

Total available for sale securities	696,518	4,431	649,718	42,369
Derivative financial assets:
Interest rate contracts	3,817	0	3,817	0

Liabilities
Derivative financial liabilities:
Interest rate contracts	5,050	0	5,050	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 103,865	$ 0	$ 103,865	$ 0
State and political subdivisions	84,313	0	84,313	0
Residential mortgage-backed securities
Agency	323,733	0	323,733	0
Non-agency	73,756	408	73,348	0
Trust preferred collateralized debt obligations	49,908	0	0	49,908
Single issue trust preferred securities	11,726	446	11,280	0

Total available for sale debt securities	647,301	854	596,539	49,908
Available for sale equity securities:
Financial services industry	1,942	1,942	0	0
Equity mutual funds (1)	3,054	3,054	0	0
Other equity securities	979	979	0	0

Total available for sale equity securities	5,975	5,975	0	0

Total available for sale securities	653,276	6,829	596,539	49,908
Derivative financial assets:
Interest rate contracts	4,360	0	4,360	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,941	0	5,941	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2011 and 2010 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2011	2010

Balance, beginning of year	$ 49,908	$ 59,294

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	(17,252)	(7,322)

Included in other comprehensive income	9,713	(2,064)

Purchases, issuances, and settlements	0	0

Transfers in and/or out of Level 3	0	0

Balance, ending of year	$ 42,369	$ 49,908

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2011	2010

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2011. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Centra, no fair value measurement of intangible assets was made during the year of 2011 and 2010.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010:

(In thousands) Description	Balance as of December 31, 2011	Carrying value at December 31, 2011			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$ 32,438	0	$ 23,240	$ 9,198	$1,598
OREO	51,760	0	45,249	6,511	1,840

(In thousands) Description	Balance as of December 31, 2010	Carrying value at December 31, 2010			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$25,722	0	$9,741	$15,981	$7,545
OREO	44,770	0	42,705	2,065	3,364

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

The estimated fair values of United’s financial instruments are summarized below:

	December 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$636,003	$636,003	$461,389	$461,389
Securities available for sale	696,518	696,518	653,276	653,276
Securities held to maturity	59,289	56,181	67,036	62,315
Other securities	68,412	65,399	74,403	73,901
Loans held for sale	3,902	3,902	6,869	6,869
Loans	6,236,710	6,152,791	5,260,326	5,178,765
Derivative financial assets	3,817	3,817	4,360	4,360
Deposits	6,819,010	6,850,251	5,713,534	5,742,452
Short-term borrowings	254,766	254,766	193,214	193,214
Long-term borrowings	345,366	354,496	386,458	393,994
Derivative financial liabilities	5,050	5,050	5,941	5,941

NOTE U-- VARIABLE INTEREST ENTITIES

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2011			As of December 31, 2010
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$206,258	$199,593	$6,665	$186,023	$179,536	$6,487

(1) Represents investment in VIEs.

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

NOTE V--QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2011 and 2010 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Interest income	$ 73,857	$ 72,435	$ 84,701	$ 85,529
Interest expense	14,494	13,814	13,949	13,537
Net interest income	59,363	58,621	70,752	71,992
Provision for credit losses	4,436	4,800	3,637	4,268
Mortgage banking income	234	131	205	382
Securities losses, net	(1,559)	(3,466)	(7,477)	(6,336)
Other noninterest income	15,976	16,669	18,250	17,828
Noninterest expense	43,469	41,677	48,873	50,029
Income taxes	8,224	8,026	9,204	9,312
Net income (1)	17,885	17,452	20,016	20,257

Per share data:
Average shares outstanding (000s):
Basic	43,629	43,646	49,628	50,207
Diluted	43,700	43,676	49,636	50,236
Net income per share:
Basic	$0.41	$0.40	$0.40	$0.40
Diluted	$0.41	$0.40	$0.40	$0.40
Dividends per share	$0.30	$0.30	$0.30	$0.31

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Interest income	$84,096	$82,189	$79,889	$77,208
Interest expense	23,617	22,025	20,907	18,647
Net interest income	60,479	60,164	58,982	58,561
Provision for credit losses	6,868	6,400	6,123	(5,618)
Mortgage banking income	112	129	118	303
Securities losses, net	(378)	(300)	(1,732)	(5,399)
Other noninterest income	15,839	17,755	17,304	18,452
Noninterest expense	43,751	45,188	43,898	49,375
Income taxes	8,011	8,241	7,335	8,870
Net income (1)	17,422	17,919	17,316	19,290

Per share data:
Average shares outstanding (000s):
Basic	43,455	43,540	43,588	43,607
Diluted	43,534	43,641	43,646	43,677
Net income per share:
Basic	$0.40	$0.41	$0.40	$0.44
Diluted	$0.40	$0.41	$0.40	$0.44
Dividends per share	$0.30	$0.30	$0.30	$0.30

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 53-54 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2012 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2012 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2012 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

UNITED BANKSHARES, INC.

FORM 10-K, PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of This Report:

(1)	Financial Statements

United’s consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

United is not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Exhibits’ Index on page   120   of this Form 10-K.

(b)	Exhibits -- The exhibits to this Form 10-K begin on page 125 .

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

All reports filed electronically by United with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on United’s web site at www.ubsi-inc.com. These filings are also accessible on the SEC’s web site at www.sec.gov.

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number

Agreement and Plan of Reorganization with Centra Financial Holdings, Inc.	(2)	(a)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(b)

(b) Bylaws		(c)

Material Contracts	(10)

(a) Fourth Amended Employment Agreement for Richard M. Adams	(10.5)	Filed herewith

(b) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(d)

(c) First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams	(10.6)	Filed herewith

(d) Data processing contract with FISERV		(e)(f)

(e) Amended and Restated Change of Control Agreement for Steven E. Wilson, Richard M. Adams, Jr., James B. Hayhurst, Jr., James J. Consagra, Jr., and Joe L. Wilson		(d)

(f) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson		(d)

(g) Form of the First Amendment to Second Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson	(10.7)	Filed herewith

(h) Form of the Amendment and First Restatement of
    the United Bankshares, Inc. Supplemental Executive
    Retirement Agreement (Tier 2 SERP) for Richard M.
    Adams, Jr., Executive Vice-President and James J.
    Consagra, Jr., Executive Vice-President

		(d)

Description	S-K Item 601 Table Reference	Sequential Page Number

(i) Employment Agreement with J. Paul McNamara		(g)

(j) Amended and Restated Employment Agreement for Donald L. Unger		(d)

(k) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(d)

(l) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(d)

(m) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement: The Marathon Bank for Donald L. Unger		(d)

(n) Independent Contractor Agreement for Donald L. Unger		(j)

(o) Summary of Compensation Paid to Named Executive Officers		(l)

(p) Summary of Compensation Paid to Directors		(m)

(q) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan		(d)

(r) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(d)

(s) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(d)

(t) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(d)

Statement Re: Computation of Ratios	(12)	Filed herewith

Subsidiaries of the Registrant	(21)	Filed herewith

Consent of Ernst & Young LLP	(23)	Filed herewith

Description	S-K Item 601 Table Reference	Sequential Page Number

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	Filed herewith

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer *	(32.1)	Filed herewith

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer *	(32.2)	Filed herewith

Interactive data file (XBRL)	(101)	(n)

Footnotes

*	Furnished not filed.

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 15, 2010 and filed December 16, 2010 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 17, 2005 and filed November 23, 2005 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 30, 2005 and filed January 5, 2006 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(h)	Incorporated into this filing by reference to a Current Report on Form 8-K dated March 20, 2006 and filed March 23, 2006 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibits to the 2009 Form 10-K for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to a Current Report on Form 8-K dated July 27, 2010 and filed August 2, 2010 for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to a Current Report on Form 8-K dated February 28, 2011 and filed March 4, 2011 for

United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to a Current Report on Form 8-K dated July 26, 2011 and filed August 1, 2011 for United Bankshares, Inc., File No. 0-13322.

(n)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 28, 2012

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	February 28, 2012

/s/ Mary K. Weddle	Director	February 28, 2012

/s/ Mark R. Nesselroad	Director	February 28, 2012

/s/ Donald L. Unger	Director	February 28, 2012

/s/ J. Paul McNamara	Director	February 28, 2012

/s/ Lawrence K. Doll	Director	February 28, 2012

/s/ Theodore J. Georgelas	Director	February 28, 2012

/s/ John M. McMahon	Director	February 28, 2012

/s/ W. Gaston Caperton, III	Director	February 28, 2012

/s/ P. Clinton Winter, Jr.	Director	February 28, 2012

/s/ F. T. Graff, Jr.	Director	February 28, 2012

/s/ William C. Pitt, III	Director	February 28, 2012

/s/ Gary G. White	Director	February 28, 2012