Form 10-Q
period 2012-03-31
UNITED BANKSHARES INC/WV
filed 2012-05-08
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Class - Common Stock, $2.50 Par Value; 50,274,104 shares outstanding as of April 30, 2012.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2012 and December 31, 2011, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2012, the related condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2012	December 31 2011
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$135,246	$128,627
Interest-bearing deposits with other banks	653,566	506,367
Federal funds sold	1,019	1,009

Total cash and cash equivalents	789,831	636,003
Securities available for sale at estimated fair value (amortized cost-$719,556 at March 31, 2012 and $752,085 at December 31, 2011)	665,286	696,518
Securities held to maturity (estimated fair value-$56,348 at March 31, 2012 and $56,181 at December 31, 2011)	58,686	59,289
Other investment securities	66,964	68,412
Loans held for sale	7,401	3,902
Loans	6,212,746	6,240,213
Less: Unearned income	(12,626)	(3,503)

Loans net of unearned income	6,200,120	6,236,710
Less: Allowance for loan losses	(74,012)	(73,874)

Net loans	6,126,108	6,162,836
Bank premises and equipment	75,749	76,442
Goodwill	371,656	371,693
Accrued interest receivable	26,136	26,461
Other assets	341,652	349,914

TOTAL ASSETS	$8,529,469	$8,451,470

Liabilities
Deposits:
Noninterest-bearing	$1,689,088	$1,619,162
Interest-bearing	5,192,522	5,199,848

Total deposits	6,881,610	6,819,010
Borrowings:
Federal funds purchased	23,100	7,120
Securities sold under agreements to repurchase	240,233	247,646
Federal Home Loan Bank borrowings	141,712	141,809
Other long-term borrowings	203,586	203,557
Reserve for lending-related commitments	1,735	1,853
Accrued expenses and other liabilities	61,190	61,631

TOTAL LIABILITIES	7,553,166	7,482,626

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 at March 31, 2012 and December 31, 2011, including 593,526 and 654,682 shares in treasury at March 31, 2012 and December 31, 2011, respectively	127,169	127,169
Surplus	237,224	238,761
Retained earnings	697,483	692,043
Accumulated other comprehensive loss	(65,295)	(66,758)
Treasury stock, at cost	(20,278)	(22,371)

TOTAL SHAREHOLDERS’ EQUITY	976,303	968,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,529,469	$8,451,470

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2012	2011
Interest income
Interest and fees on loans	$75,658	$65,858
Interest on federal funds sold and other short-term investments	343	292
Interest and dividends on securities:
Taxable	4,864	6,662
Tax-exempt	923	1,045

Total interest income	81,788	73,857

Interest expense
Interest on deposits	8,617	10,511
Interest on short-term borrowings	59	27
Interest on long-term borrowings	4,146	3,956

Total interest expense	12,822	14,494

Net interest income	68,966	59,363
Provision for loan losses	4,133	4,436

Net interest income after provision for loan losses	64,833	54,927

Other income
Fees from trust and brokerage services	3,984	3,310
Fees from deposit services	10,312	9,631
Bankcard fees and merchant discounts	647	555
Other service charges, commissions, and fees	577	454
Income from bank-owned life insurance	1,289	1,175
Income from mortgage banking	318	234
Other income	658	851

Total other-than-temporary impairments	(746)	(3,016)
Portion of loss recognized in other comprehensive income	(631)	906

Net other-than-temporary impairment losses	(1,377)	(2,110)
Net (losses) gains on sales/calls of investment securities	(82)	551

Net investment securities losses	(1,459)	(1,559)

Total other income	16,326	14,651

Other expense
Employee compensation	17,907	14,870
Employee benefits	5,192	4,378
Net occupancy expense	5,042	4,387
Other real estate owned (OREO) expense	2,328	1,767
Equipment expense	1,936	1,652
Data processing expense	3,209	2,925
Bankcard processing expense	299	293
FDIC insurance expense	1,555	2,337
Other expense	12,794	10,860

Total other expense	50,262	43,469

Income before income taxes	30,897	26,109
Income taxes	9,887	8,224

Net income	$21,010	$17,885

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2012	2011
Earnings per common share:
Basic	$0.42	$0.41

Diluted	$0.42	$0.41

Dividends per common share	$0.31	$0.30

Average outstanding shares:
Basic	50,235,374	43,629,364
Diluted	50,300,538	43,700,436

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2012	2011
Net income	$21,010	$17,885

Change in net unrealized gain on of available-for-sale (AFS) securities, net of tax	844	884
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1
Change in pension plan assets, net of tax	618	343

Comprehensive income, net of tax	$22,473	$19,113

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2012
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2012	50,867,630	$127,169	$238,761	$692,043	($66,758)	($22,371)	$968,844

Comprehensive income:
Net income	0	0	0	21,010	0	0	21,010
Other comprehensive income, net of tax:	0	0	0	0	1,463	0	1,463

Total comprehensive income, net of tax							22,473
Stock based compensation expense	0	0	389	0	0	0	389
Distribution of treasury stock for deferred compensation plan (2,937 shares)	0	0	0	0	0	86	86
Purchase of treasury stock (131 shares)	0	0	0	0	0	(4)	(4)
Cash dividends ($0.31 per share)	0	0	0	(15,570)	0	0	(15,570)
Grant of restricted stock (52,700 shares)	0	0	(1,816)	0	0	1,816	0
Common stock options exercised (5,650 shares)	0	0	(110)	0	0	195	85

Balance at March 31, 2012	50,867,630	$127,169	$237,224	$697,483	($65,295)	($20,278)	$976,303

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2012	2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$32,943	$36,638

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	569	2,533
Proceeds from sales of securities available for sale	1,969	11,727
Proceeds from maturities and calls of securities available for sale	390,665	209,786
Purchases of securities available for sale	(362,134)	(237,827)
Purchases of bank premises and equipment	(1,110)	(1,804)
Proceeds from sales and redemptions of other investment securities	1,448	1,719
Net change in loans	32,595	32,872

NET CASH PROVIDED BY INVESTING ACTIVITIES	64,002	19,006

FINANCING ACTIVITIES
Cash dividends paid	(15,569)	(13,087)
Excess tax benefits from stock-based compensation arrangements	28	125
Acquisition of treasury stock	(4)	(4)
Proceeds from exercise of stock options	85	311
Distribution of treasury stock for deferred compensation plan	86	0
Repayment of long-term Federal Home Loan Bank borrowings	(97)	(50,091)
Changes in:
Deposits	63,787	(1,611)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	8,567	78,095

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,883	13,738

Increase in cash and cash equivalents	153,828	69,382

Cash and cash equivalents at beginning of year	636,003	461,389

Cash and cash equivalents at end of period	$789,831	$530,771

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2012 and 2011 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2011 has been extracted from the audited financial statements included in United’s 2011 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2011 Annual Report of United on Form 10-K. To conform to the 2012 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments of ASU 2011-05 were effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. However, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 became effective for United on January 1, 2012 and did not have a significant impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The amended guidance changes several aspects of the fair value measurement guidance ASC 820, “Fair Value Measurement”, and includes several new fair value disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on United’s financial condition or results of operations.

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

The aggregate purchase price was approximately $170 million, including common stock valued at $161.4 million and $8.6 million of cash paid for vested stock options and fractional shares. The number of shares issued in the transaction was 6,548,473, which were valued based on the closing market price of $24.65 for United’s common shares on July 8, 2011. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $60.10 million and $12.44 million, respectively. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Centra acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $36.65 million on the loans acquired from Centra, a premium on interest-bearing deposits of $6.53 million and a discount of $564 thousand on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each liability’s estimated remaining life at the time of acquisition. At March 31, 2012, the premium on the interest-bearing deposits has an estimated remaining life of one year while the discount on the junior subordinated debt securities has an estimated remaining life of 4.25 years. United assumed approximately $621 thousand of liabilities to provide severance benefits to terminated employees of Centra which still has a remaining balance of $210 thousand as of March 31, 2012. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets, are subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC topic 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under

ASC topic 310-20 (acquired performing). Acquired impaired loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that United will be unable to collect all contractually required payments receivable, including both principal and interest. Subsequent decreases in the expected cash flows require United to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows generally result in the recognition of additional interest income over the then remaining lives of the loans.

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

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $72,647, $48,112, and $46,446, respectively.

The consideration paid for Centra’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

Purchase price:
Value of common shares issued (6,548,473 shares)	$161,420
Cash for stock options and fractional shares	8,576

Total purchase price	169,996

Identifiable assets:
Cash and cash equivalents	57,661
Investment securities	128,078
Loans held for sale	2,062
Loans	1,022,035
Premises and equipment	20,126
Core deposit intangibles	12,439
Other assets	51,656

Total identifiable assets	$1,294,057
Identifiable liabilities:
Deposits	$1,132,885
Short-term borrowings	28,566
Long-term borrowings	19,436
Other liabilities	3,273

Total identifiable liabilities	1,184,160

Net assets acquired including identifiable intangible assets	109,897

Resulting goodwill	$60,099

The following table provides a reconciliation of goodwill:

$XXXXX
Goodwill at December 31, 2011	$371,693
Reductions:
Options exercised from previous acquisitions	(28)
Adjustment to goodwill from Centra acquisition	(9)

Goodwill at March 31, 2012	$371,656

The following table discloses the impact of Centra since the acquisition on July 8, 2011 through the end of the first quarter of 2012. The table also presents certain unaudited pro forma information for the results of operations for the three months ended March 31, 2011, as if the Centra merger had occurred on January 1, 2011. These results combine the historical results of Centra into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Centra’s provision for credit losses for 2011 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2011. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Centra actual since acquisition through March 31, 2012	Proforma Three Months Ended March 31, 2011
Total Revenues (1)	$48,021	$89,532
Net Income	19,138	21,352
(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized below:

	March 31, 2012
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$311,096	$135	$269	$310,962	$0
State and political subdivisions	92,464	4,106	2	96,568	0
Residential mortgage-backed securities
Agency	155,697	7,321	57	162,961	0
Non-agency	34,405	581	2,080	32,906	2,080
Trust preferred collateralized debt obligations	101,388	0	60,604	40,784	46,691
Single issue trust preferred securities	15,253	342	3,935	11,660	0
Other corporate securities	4,995	157	0	5,152	0
Marketable equity securities	4,258	177	142	4,293	0

Total	$719,556	$12,819	$67,089	$665,286	$48,771

	December 31, 2011
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,484	$75	$12	$303,547	$0
State and political subdivisions	94,794	4,092	38	98,848	0
Residential mortgage-backed securities
Agency	185,543	8,036	175	193,404	0
Non-agency	39,526	607	2,592	37,541	2,234
Trust preferred collateralized debt obligations	104,161	0	61,792	42,369	47,167
Single issue trust preferred securities	15,242	304	3,786	11,760	0
Other corporate securities	4,994	96	0	5,090	0
Marketable equity securities	4,341	80	462	3,959	0

Total	$752,085	$13,290	$68,857	$696,518	$49,401

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2012 and December 31, 2011.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
March 31, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,084	$269	$0	$0
State and political subdivisions	2,477	2	0	0
Residential mortgage-backed securities
Agency	11,136	57	0	0
Non-agency	0	0	11,844	2,080
Trust preferred collateralized debt obligations	0	0	40,784	60,604
Single issue trust preferred securities	497	3	6,730	3,932
Marketable equity securities	960	121	289	21

Total	$96,154	$452	$59,647	$66,637

December 31, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$196,988	$12	$0	$0
State and political subdivisions	3,760	25	968	13
Residential mortgage-backed securities
Agency	14,789	175	0	0
Non-agency	0	0	12,369	2,592
Trust preferred collateralized debt obligations	0	0	42,369	61,792
Single issue trust preferred securities	412	88	6,956	3,698
Marketable equity securities	2,009	433	133	29

Total	$217,958	$733	$62,795	$68,124

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

	Three Months Ended March 31
	2012	2011
Proceeds from sales and calls	$392,634	$221,513
Gross realized gains	26	593
Gross realized losses	108	21

At March 31, 2012, gross unrealized losses on available for sale securities were $67,089 on 79 securities of a total portfolio of 376 available for sale securities. Securities in an unrealized loss position at March 31, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporary impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio is rated either AAA or AA. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 62% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 38% includes collateral that was originated in the years of 2006 and 2007. Ninety-eight percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. At March 31, 2012, United determined that two non-agency residential mortgage-backed securities were deemed to have other-than-temporary-impairment. The credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2012 on these non-agency residential mortgage-backed securities, which are not expected to be sold, was $154 thousand. Of the securities that were deemed to have other-than-temporary impairment during the quarter, the security specific assumptions utilized ranged from a CDR of 4.0% to 5.5% in year 1, 3.5% to 6.0% in year 2, and 1.0% to 5.5% for the remaining life of the security. The loss severity upon default assumptions ranged from 20.0% to 70.0%, while the constant prepayment rate assumptions ranged from 5.0% to 18.0% annually.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the first quarter of 2012, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2012 consisted of $4.46 million in split-rated bonds and $10.79 million in below investment grade bonds.

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

At March 31, 2012, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2012 related to these securities was $1.22 million. At March 31, 2012, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $46.69 million as compared to $47.17 million at December 31, 2011.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of March 31, 2012 consisted of $9.33 million in investment grade bonds, $5.00 million in split-rated bonds and $87.06 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs in an unrealized loss position twelve months or greater as of March 31, 2012:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$10,045	$5,107	$4,938	$0	$5,000	$5,045
Senior – Insurance	9,332	6,999	2,333	9,332	0	0
Mezzanine – Bank (now in senior position)	13,230	5,748	7,482	0	0	13,230
Mezzanine – Bank	56,816	18,412	38,404	0	0	56,816
Mezzanine – Insurance	6,500	3,115	3,385	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,465	1,403	4,062	0	0	5,465

Totals	$101,388	$40,784	$60,604	$9,332	$5,000	$87,056

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

The Company has recognized cumulative credit-related other-than-temporary impairment of $31.17 million on fifteen pooled trust preferred securities since the third quarter of 2009. Of the remaining eight securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 68.9% to a high of 284.9%, with a median of 105.4%, and a weighted average of 143.9%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at March 31, 2012:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
Senior – Bank	$10,045	79.8 - 85.6%	12.9 - 13.3%	6.3 - 15.0%	0.5 - 1.0%	5.8 - 6.2%	$793
Senior – Insurance	9,332	82.8 - 94.9%	0.0 - 0.0%	3.5 - 9.3%	1.0 - 1.0%	6.3 - 6.6%	0
Mezzanine – Bank (now in senior position)	13,230	69.7 - 78.4%	2.7 - 9.1%	1.9 - 4.4%	0.5 - 1.0%	7.8 - 8.7%	5,600
Mezzanine – Bank	56,816	61.7 - 93.9%	7.5 - 20.6%	4.6 - 30.7%	0.3 - 1.0%	7.1 - 10.4%	22,173
Mezzanine – Insurance	6,500	81.8 - 82.8%	0.0 - 0.0%	9.3 - 11.6%	0.0 - 1.0%	6.3 - 8.8%	0
Mezzanine – Bank & Ins.	5,465	61.6 - 84.7%	13.4 - 18.8%	10.7 - 31.2%	0.3 - 0.5%	6.3 - 9.4%	2,601

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 61.7% to 93.9%. The weighted average percentage of performing collateral is 76.9%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.

(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.38% to 1.20%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit-related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2012 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of March 31, 2012, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of March 31, 2012, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the first quarter of 2012, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2012 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2011	$55,738
Additions for credit losses on securities for which OTTI was not previously recognized	43
Additions for additional credit losses on securities for which OTTI was previously recognized	1,334

Balance of cumulative credit losses at March 31, 2012	$57,115

The amortized cost and estimated fair value of securities available for sale at March 31, 2012 and December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$169,294	$169,383	$259,162	$259,267
Due after one year through five years	225,493	228,250	128,279	130,898
Due after five years through ten years	82,852	87,708	91,031	96,345
Due after ten years	237,659	175,652	269,272	206,049
Marketable equity securities	4,258	4,293	4,341	3,959

Total	$719,556	$665,286	$752,085	$696,518

The amortized cost and estimated fair values of securities held-to-maturity are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,027	$2,535	$0	$13,562
State and political subdivisions	12,248	179	0	12,427
Residential mortgage-backed securities
Agency	72	12	0	84
Non-agency	0	0	0	0
Single issue trust preferred securities	32,114	0	5,064	27,050
Other corporate securities	3,225	0	0	3,225

Total	$58,686	$2,726	$5,064	$56,348

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,062	$2,785	$0	$13,847
State and political subdivisions	12,794	207	1	13,000
Residential mortgage-backed securities
Agency	77	12	0	89
Non-agency	0	0	0	0
Single issue trust preferred securities	32,116	0	6,111	26,005
Other corporate securities	3,240	0	0	3,240

Total	$59,289	$3,004	$6,112	$56,181

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2012, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.89 million), SunTrust Bank ($7.38 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the first quarter of 2012 and 2011.

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2012 and December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$465	$468	$1,011	$1,019
Due after one year through five years	8,532	9,562	8,548	9,684
Due after five years through ten years	10,350	11,939	10,370	12,115
Due after ten years	39,339	34,379	39,360	33,363

Total	$58,686	$56,348	$59,289	$56,181

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $585,665 and $634,944 at March 31, 2012 and December 31, 2011, respectively.

4. LOANS

Major classes of loans are as follows:

	March 31, 2012	December 31, 2011
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$740,373	$743,502
Nonowner-occupied commercial real estate	1,579,814	1,553,259
Other commercial loans	1,180,690	1,212,205

Total commercial, financial & agricultural	3,500,877	3,508,966
Residential real estate	1,862,806	1,897,658
Construction & land development	569,223	549,877
Consumer:
Bankcard	10,574	11,519
Other consumer	269,266	272,193

Total gross loans	$6,212,746	$6,240,213

The table above does not include loans held for sale of $7,401 and $3,902 at March 31, 2012 and December 31, 2011, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above includes acquired impaired loans from the Centra merger with a recorded investment of $37,135 and $38,954 or less than 1% of total gross loans, at March 31, 2012 and December 31, 2011, respectively. The contractual principal in these acquired impaired loans was $59,655 and $65,051 at March 31, 2012 and December 31, 2011, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first quarter of 2012 follows:

Accretable yield at the beginning of the period	$2,323
Additions	0
Accretion (including cash recoveries)	(778)
Net reclassifications to accretable from non-accretable	0
Disposals (including maturities, foreclosures, and charge-offs)	(91)

Accretable yield at the ending of the period	$1,454

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $210,123 and $189,763 at March 31, 2012 and December 31, 2011, respectively.

5. CREDIT QUALITY

Management monitors the credit quality of its loans on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual status. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. However, regardless of delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual status. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. United’s method of income recognition for loans that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection. Nonaccrual loans will not normally be returned to accrual status unless all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted due to a deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2012, United had TDRs of $4,335 as compared to $3,592 as of December 31, 2011. Of the $4,335 aggregate balance of TDRs at March 31, 2012, $2,283 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $3,592 aggregate balance of TDRs at December 31, 2011, $1,528 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of March 31, 2012, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended March 31, 2012, segregated by class of loans:

Troubled Debt Restructurings

For the Three Months Ended March 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$731	$775
Nonowner-occupied	0	0	0
Other commercial	0	0	0
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	1	$731	$775

At March 31, 2012, United had restructured loans in the amount of $2,052 that were modified by a reduction in the interest rate, $1,508 that were modified by a combination of a reduction in the interest rate and the principal and $775 that was modified by a combination of a reduction in the interest rate and change in terms. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United. No loans restructured during the last twelve months subsequently defaulted, resulting in a principal charge-off during the first quarter of 2012.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2012

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,890	$3,264	$8,154	$732,219	$740,373	$37
Nonowner-occupied	14,678	14,819	29,497	1,550,317	1,579,814	864
Other commercial	5,350	13,021	18,371	1,162,319	1,180,690	310
Residential real estate	45,241	26,204	71,445	1,791,361	1,862,806	7,196
Construction & land development	6,523	16,408	22,931	546,292	569,223	1,075
Consumer:
Bankcard	318	120	438	10,136	10,574	120
Other consumer	3,952	300	4,252	265,014	269,266	214

Total	$80,952	$74,136	$155,088	$6,057,658	$6,212,746	$9,816

Age Analysis of Past Due Loans

As of December 31, 2011

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,625	$4,707	$9,332	$734,170	$743,502	$1,597
Nonowner-occupied	16,694	13,285	29,979	1,523,280	1,553,259	2,233
Other commercial	7,131	14,153	21,284	1,190,921	1,212,205	761
Residential real estate	52,654	26,617	79,271	1,818,387	1,897,658	8,833
Construction & land development	13,809	17,820	31,629	518,248	549,877	1,840
Consumer:
Bankcard	222	176	398	11,121	11,519	176
Other consumer	5,739	841	6,580	265,613	272,193	739

Total	$100,874	$77,599	$178,473	$6,061,740	$6,240,213	$16,179

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$3,227	$3,110
Nonowner-occupied	13.955	11,052
Other commercial	12,711	13,392
Residential real estate	19,008	17,784
Construction & land development	15,333	15,980
Consumer:
Bankcard	0	0
Other consumer	86	102

Total	$64,320	$61,420

United assigns credit quality indicators of either pass, special mention, substandard or doubtful to its loans. For United’s loans with a corporate credit exposure, United internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United updates these grades on a quarterly basis.

For loans with a corporate credit exposure, special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company’s credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices. For consumer credit exposures, loans that are past due 30-89 days are considered special mention.

A substandard loan with a corporate credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. They require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual status. For consumer credit exposures, loans that are 90 days or more past due or that have been placed on nonaccrual are considered substandard.

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

	As of March 31, 2012
	Commercial Real Estate			Construction & Land Development
	Owner- occupied	Nonowner- occupied	Other Commercial
Grade:
Pass	$684,714	$1,436,098	$1,061,332	$488,618
Special mention	29,946	63,138	61,860	28,853
Substandard	25,713	80,578	54,504	51,752
Doubtful	0	0	2,994	0

Total	$740,373	$1,579,814	$1,180,690	$569,223

	As of December 31, 2011
	Commercial Real Estate			Construction & Land Development
	Owner- occupied	Nonowner- occupied	Other Commercial
Grade:
Pass	$679,651	$1,407,006	$1,073,347	$462,517
Special mention	38,150	67,035	78,158	41,093
Substandard	25,701	79,218	57,436	45,267
Doubtful	0	0	3,264	1,000

Total	$743,502	$1,553,259	$1,212,205	$549,877

Credit Quality Indicators

Consumer Credit Exposure

	As of March 31, 2012
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,773,587	$10,136	$265,338
Special mention	39,330	318	3,488
Substandard	49,889	120	440
Doubtful	0	0	0

Total	$1,862,806	$10,574	$269,266

	As of December 31, 2011
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,790,296	$11,079	$265,995
Special mention	56,722	304	5,366
Substandard	50,640	136	832
Doubtful	0	0	0

Total	$1,897,658	$11,519	$272,193

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, United does not consider loans for impairment unless a sustained period of delinquency (i.e. 90 days or more) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.). Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. Consistent with United’s existing method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$3,441	$4,664	$0	$3,540	$4,934	$0
Nonowner-occupied	32,161	35,011	0	30,382	32,573	0
Other commercial	6,505	7,604	0	7,831	9,405	0
Residential real estate	17,231	18,593	0	18,750	20,613	0
Construction & land development	20,212	32,660	0	23,654	33,172	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	51	86	0	120	144	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,357	$1,357	$266	$1,638	$1,638	$269
Nonowner-occupied	2,082	2,409	631	2,086	2,413	596
Other commercial	20,365	22,365	5,060	20,453	22,630	5,888

	Impaired Loans
	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential real estate	9,619	10,108	2,685	8,868	10,867	1,925
Construction & land development	11,326	14,343	2,883	10,714	12,210	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$4,798	$6,021	$266	$5,178	$6,572	$269
Nonowner-occupied	34,243	37,420	631	32,468	34,986	596
Other commercial	26,870	29,969	5,060	28,284	32,035	5,888
Residential real estate	26,850	28,701	2,685	27,618	31,480	1,925
Construction & land development	31,538	47,003	2,883	34,368	45,382	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	51	86	0	120	144	0

	Impaired Loans
	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$6,884	$21	$11,733	$29
Nonowner-occupied	24,396	220	3,846	49
Other commercial	6,952	61	5,770	98
Residential real estate	17,347	167	7,390	76
Construction & land development	21,753	76	18,450	140
Consumer:
Bankcard	0	0	0	0
Other consumer	52	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,694	$14	$0	$0
Nonowner-occupied	4,086	23	2,301	22
Other commercial	16,970	185	3,292	42
Residential real estate	9,684	90	11,722	88
Construction & land development	9,624	85	7,305	57
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	660	0
Total:
Commercial real estate:
Owner-occupied	$8,578	$35	$11,733	$29
Nonowner-occupied	28,482	243	6,147	71
Other commercial	23,922	246	9,062	140
Residential real estate	27,031	257	19,112	164
Construction & land development	31,377	161	25,755	197
Consumer:
Bankcard	0	0	0	0
Other consumer	52	0	660	0

6. ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by the type of risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current environmental conditions. The allowance for credit losses includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the allowance accounts for the inherent imprecision in the allowance for credit losses analysis.

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $250 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first quarter of 2012, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

For consumer loans, closed-end retail loans that are past due 120 cumulative days delinquent from the contractual due date and open-end loans 180 cumulative days delinquent from the contractual due date are charged-off. Any consumer loan on which a principal or interest payment has not been made within 90 days is reviewed monthly for appropriate action. For a one-to-four family open-end or closed-end residential real estate loan, home equity loan, or high-loan-to-value loan that has reached 180 or more days past due, management evaluates the collateral position and charge-offs any amount that exceeds the value of the collateral. Retail credits for which the borrower is in bankruptcy, all amounts deemed unrecoverable are charged-off within 60 days or before of the receipt of the notification. On retail credits effected by fraud, a loan is charged-off within 90 days of the discovery of the fraud. In the event of the borrower’s death and if repayment within the required timeframe is uncertain, the loan is generally charged-off as soon as the amount of the loss is determined.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,735 and $1,853 at March 31, 2012 and December 31, 2011, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by loan portfolio segment, for the three months ended March 31, 2012 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2012

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	97	900	412	1,867	1,075	383	0	4,734
Recoveries	13	9	265	351	5	96	0	739
Provision	248	(2)	(1,733)	2,118	2,557	268	677	4,133

Ending balance	$3,834	$10,754	$18,923	$14,482	$20,638	$2,132	$3,249	$74,012

Ending Balance: individually evaluated for impairment	$266	$631	$5,060	$2,685	$2,883	$0	$0	$11,525
Ending Balance: collectively evaluated for impairment	$3,568	$10,123	$13,863	$11,797	$17,755	$2,132	$3,249	$62,487
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Financing receivables:
Ending balance	$740,373	$1,579,814	$1,180,690	$1,862,806	$569,223	$279,840	$0	$6,212,746
Ending Balance: individually evaluated for impairment	$2,299	$33,035	$24,643	$19,327	$18,826	$0	$0	$98,130
Ending Balance: collectively evaluated for impairment	$736,159	$1,537,231	$1,153,764	$1,839,524	$531,007	$279,796	$0	$6,077,481
Ending Balance: loans acquired with deteriorated credit quality	$1,915	$9,548	$2,283	$3,955	$19,390	$44	$0	$37,135

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2011

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	1,230	897	2,765	7,069	6,290	1,354	0	19,605
Recoveries	2	639	1,924	248	136	356	0	3,305
Provision	1,782	(551)	(274)	9,048	6,567	988	(419)	17,141

Ending balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874

Ending Balance: individually evaluated for impairment	$269	$596	$5,888	$1,925	$2,480	$0	$0	$11,158
Ending Balance: collectively evaluated for impairment	$3,401	$11,051	$14,915	$11,955	$16,671	$2,151	$2,572	$62,716
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Financing receivables:
Ending balance	$743,502	$1,553,259	$1,212,205	$1,897,658	$549,877	$283,712	$0	$6,240,213
Ending Balance: individually evaluated for impairment	$2,321	$29,794	$25,532	$18,288	$20,835	$0	$0	$96,770
Ending Balance: collectively evaluated for impairment	$738,596	$1,514,173	$1,184,565	$1,877,287	$508,921	$280,947	$0	$6,104,489
Ending Balance: loans acquired with deteriorated credit quality	$2,585	$9,292	$2,108	$2,083	$20,121	$2,765	$0	$38,954

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($31,237)	$12,197

Goodwill not subject to amortization			$371,656

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($30,484)	$12,950

Goodwill not subject to amortization			$371,693

During the year of 2011, United acquired Centra adding preliminary amounts of $60,099 to goodwill and $12,439 to core deposit intangible assets. United incurred amortization expense of $762 and $383 for the quarters ended March 31, 2012 and 2011, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2011:

Year	Amount
2012	$2,843
2013	1,969
2014	1,478
2015	1,149
2016 and thereafter	5,511

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $269,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2012, federal funds purchased were $23,100 while securities sold under agreements to repurchase were $240,233. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2012, United had no outstanding balance under this line of credit.

Effective December 31, 2011, United Bank (VA) no longer participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. All amounts due to the U.S. Treasury were paid by year-end 2011.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2012, United had an unused borrowing amount of approximately $1,939,750 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2012, $141,712 of FHLB advances with a weighted-average interest rate of 4.17% are scheduled to mature within the next seven years. The scheduled maturities of borrowings are as follows:

Year	Amount
2012	$55,000
2013	29,173
2014	26,599
2015	4,740
2016 and thereafter	26,200

Total	$141,712

At March 31, 2012, United had a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2012, and December 31, 2011, the outstanding balance of the Debentures was $203,586 and $203,557, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

As part of the acquisition of Centra on July 8, 2011, United assumed all the obligations of Centra and its subsidiaries. Centra had two statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Centra. At merger, the outstanding balance of Centra’s Debentures was $20 million.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of March 31, 2012.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,658,992 and $1,667,859 of loan commitments outstanding as of March 31, 2012 and December 31, 2011, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $293 and $290 as of March 31, 2012 and December 31, 2011, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $115,518 and $130,034 as of March 31, 2012 and December 31, 2011, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset,

liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2012, United has only fair value hedges.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the three months ended March 31, 2012 and 2011.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at March 31, 2012.

Derivative Classifications and Hedging Relationships

March 31, 2012

	Notional Amount	Average Receive Rate	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$12,957	0.00%	6.27%

Total Derivatives Used in Fair Value Hedges	$12,957

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$12,957

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,502	Other assets	$3,817

Total derivatives not designated as hedging instruments		$3,502		$3,817

Total asset derivatives		$3,502		$3,817

	Liability Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,093	Other liabilities	$1,233

Total derivatives designated as hedging instruments		$1,093		$1,233

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,502	Other liabilities	$3,817

Total derivatives not designated as hedging instruments		$3,502		$3,817

Total liability derivatives		$4,595		$5,050

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 are presented as follows:

	Income Statement Location		Three Months Ended
			March 31, 2012	March 31, 2011
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$22	$20

Total derivatives in fair value hedging relationships			$22	$20

	Income Statement Location	Three Months Ended
		March 31, 2012	March 31, 2011
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$316	$517
Interest rate contracts (2)	Other expense	$(316)	$(517)

Total derivatives not designated as hedging instruments		$0	$0

Total derivatives		$22	$20

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

The three levels of the fair value hierarchy, based on these two types of inputs, are as follows:

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2012, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2012. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at March 31, 2012 ranged from LIBOR plus 6.00% to LIBOR plus 30.00%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 14%.

Derivatives: United utilizes interest rate swaps to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. These hedging interest rate swaps are classified as either a fair value hedge or a cash flow hedge. United’s derivative portfolio also includes derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. United utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions. Values obtained from third party vendors are typically not adjusted by management. Management internally reviews the derivative values provided by third party vendors on a quarterly basis. All derivative values are tested for reasonableness by management utilizing a net present value calculation.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2012 Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$310,962	$0	$310,962	$0
State and political subdivisions	96,568	0	96,568	0
Residential mortgage-backed securities
Agency	162,961	0	162,961	0
Non-agency	32,906	0	32,906	0
Trust preferred collateralized debt obligations	40,784	0	0	40,784
Single issue trust preferred securities	11,660	480	11,180	0
Other corporate securities	5,152	0	5,152	0

Total available for sale debt securities	660,993	480	619,729	40,784
Available for sale equity securities:
Financial services industry	2,595	2,202	393	0

		Fair Value at March 31, 2012 Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity mutual funds (1)	755	755	0	0
Other equity securities	943	943	0	0

Total available for sale equity securities	4,293	3,900	393	0

Total available for sale securities	665,286	4,380	620,122	40,784
Derivative financial assets:
Interest rate contracts	3,502	0	3,502	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,595	0	4,595	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,547	$0	$303,547	$0
State and political subdivisions	98,848	0	98,848	0
Residential mortgage-backed securities
Agency	193,404	0	193,404	0
Non-agency	37,541	364	37,177	0
Trust preferred collateralized debt obligations	42,369	0	0	42,369
Single issue trust preferred securities	11,760	428	11,332	0
Other corporate securities	5,090	0	5,090	0

Total available for sale debt securities	692,559	792	649,398	42,369
Available for sale equity securities:
Financial services industry	2,243	1,923	320	0
Equity mutual funds (1)	860	860	0	0
Other equity securities	856	856	0	0

Total available for sale equity securities	3,959	3,639	320	0

Total available for sale securities	696,518	4,431	649,718	42,369
Derivative financial assets:
Interest rate contracts	3,817	0	3,817	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,050	0	5,050	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2012 and December 31, 2011 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2012	December 31, 2011
Balance, beginning of period	$42,369	$49,908
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,224)	(17,252)
Included in other comprehensive income	(361)	9,713
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, ending of period	$40,784	$42,369

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a non-recurring basis in the financial statements.

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2012. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first quarter of 2012.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of March 31, 2012	Carrying value at March 31, 2012			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$44,749	0	$31,771	$12,978	$700
OREO	49,864	0	41,661	8,203	1,407

Description	Balance as of December 31, 2011	Carrying value at December 31, 2011			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$43,759	0	$29,429	$14,330	$1,598
OREO	51,760	0	45,249	6,511	1,840

The following methods and assumptions were used by United in estimating its fair value disclosures for other financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities held to maturity and other securities: The estimated fair values of held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data. Any securities held to maturity, not valued based upon the methods above, are valued based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Other securities consist mainly of shares of Federal Home Loan Bank and Federal Reserve Bank stock that do not have readily determinable fair values and are carried at cost.

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

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair values.

Long-term Borrowings: The fair values of United’s Federal Home Loan Bank borrowings and trust preferred securities are estimated using discounted cash flow analyses, based on United’s current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Cash and cash equivalents	$789,831	$789,831	$0	$789,831	$0
Securities available for sale	665,286	665,286	4,380	620,122	40,784
Securities held to maturity	58,686	56,348	0	50,652	5,696
Other securities	66,964	64,017	0	0	64,017
Loans held for sale	7,401	7,401	0	7,401	0
Loans	6,200,120	6,109,134	0	0	6,109,134
Derivative financial assets	3,502	3,502	0	3,502	0
Deposits	6,881,610	6,909,121	0	6,909,121	0
Short-term borrowings	263,333	263,333	0	263,333	0
Long-term borrowings	345,298	353,258	0	353,258	0
Derivative financial liabilities	4,595	4,595	0	4,595	0

December 31, 2011
Cash and cash equivalents	$636,003	$636,003	$0	$636,003	$0
Securities available for sale	696,518	696,518	4,431	649,718	42,369
Securities held to maturity	59,289	56,181	0	50,471	5,710
Other securities	68,412	65,399	0	0	65,399
Loans held for sale	3,902	3,902	0	3,902	0
Loans	6,236,710	6,152,791	0	0	6,152,791
Derivative financial assets	3,817	3,817	0	3,817	0
Deposits	6,819,010	6,850,251	0	6,850,251	0
Short-term borrowings	254,766	254,766	0	254,766	0
Long-term borrowings	345,366	354,496	0	354,496	0
Derivative financial liabilities	5,050	5,050	0	5,050	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. The 2011 LTI Plan replaced the 2006 Stock Option Plan which expired during the second quarter of 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first quarter of 2012, a total of 188,775 non-qualified stock options and 52,700 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $389 thousand and $126 thousand related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the first quarter of 2012 and 2011, respectively, which was included in employee compensation in the unaudited Consolidated Statements of Income.

Stock Options

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

A summary of activity under United’s stock option plans as of March 31, 2012, and the changes during the first three months of 2012 are presented below:

	Three Months Ended March 31, 2012
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2012	1,682,018			$29.55
Granted	188,775			29.40
Exercised	5,650			14.94
Forfeited or expired	3,000			33.89

Outstanding at March 31, 2012	1,862,143	$2,776	5.4	$29.58

Exercisable at March 31, 2012	1,065,768	$745	2.9	$31.92

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2012:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	607,600	$7.09
Granted	188,775	6.86
Vested	0	0.00
Forfeited or expired	0	0.00

Nonvested at March 31, 2012	796,375	$7.04

During the three months ended March 31, 2012 and 2011, 5,650 and 24,160 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2012 and 2011. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2012 and 2011 was $79 thousand and $353 thousand, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2012, United granted restricted shares to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.

The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	0	$0.00
Granted	52,700	29.40
Vested	0	0.00
Forfeited	0	0.00

Outstanding at March 31, 2012	52,700	$29.40

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

In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) was amended to change the participation rules. The decision to change the participation rules for the Plan followed current industry trends, as many large and medium size companies had taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on current employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. During 2011, Centra’s 401(k) plan was merged into United’s Savings and Stock Investment 401(k) plan.

Included in accumulated other comprehensive income at December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $4 ($3 net of tax) and unrecognized actuarial losses of $50,590 ($32,884 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2012 is $1 ($1 net of tax), and $4,124 ($2,680 net of tax), respectively.

Net periodic pension cost for the three months ended March 31, 2012 and 2011 included the following components:

	Three Months Ended March 31
	2012	2011
Service cost	$696	$612
Interest cost	1,200	1,110
Expected return on plan assets	(1,989)	(2,055)
Amortization of transition asset	0	0
Recognized net actuarial loss	1,026	562
Amortization of prior service cost	0	0

Net periodic pension (benefit) cost	$933	$229

Weighted-Average Assumptions:
Discount rate	5.15%	5.75%
Expected return on assets	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2012, United has provided a liability for $2,075 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2008 through December 31, 2010.

As of March 31, 2012 and 2011, the total amount of accrued interest related to uncertain tax positions was $737 and $193, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31
	2012	2011
Net Income	$21,010	$17,885
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(1,605)	(4,858)
Related income tax effect	562	1,700
Less : OTTI charges recognized in net income	1,377	2,110

	Three Months Ended
	March 31
	2012	2011
Related income tax benefit	(482)	(739)
Reclassification of previous noncredit OTTI to credit OTTI	859	1,843
Related income tax benefit	(301)	(645)

Net unrealized gain (loss) on AFS securities with OTTI	410	(589)

AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	586	2,838
Related income tax effect	(205)	(993)
Net reclassification adjustment for losses (gains) included in net income	82	(572)
Related income tax (benefit) expense	(29)	200

	434	1,473

Net effect of AFS securities on other comprehensive income	844	884

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2
Related income tax expense	(1)	(1)

Net effect of HTM securities on other comprehensive income	1	1

Pension plan:
Recognized net actuarial loss	1,026	562
Related income tax benefit	(408)	(219)

Net effect of change in pension plan asset on other comprehensive income	618	343

Total change in other comprehensive income	1,463	1,228

Total Comprehensive Income	$22,473	$19,113

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2012	2011
Basic
Net Income	$21,010	$17,885

Average common shares outstanding	50,235,374	43,629,364

Earnings per basic common share	$0.42	$0.41

Diluted
Net Income	$21,010	$17,885

Average common shares outstanding	50,235,374	43,629,364
Equivalents from stock options	65,164	71,072

Average diluted shares outstanding	50,300,538	43,700,436

Earnings per diluted common share	$0.42	$0.41

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2012			As of December 31, 2011
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$206,252	$199,544	$6,708	$206,258	$199,593	$6,665

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2012, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.

In addition, on July 8, 2011, United completed its acquisition of Centra Financial Holdings, Inc. (Centra) of Morgantown, West Virginia. The results of operations of Centra are included in the consolidated results of operations from the date of acquisition. As a result, the comparisons of the first quarter of 2012 to the first quarter of 2011 are impacted by increased levels of average balances, income, expense, and asset quality results due to the acquisition. At consummation, Centra had assets of approximately $1.3 billion, loans of $1.0 billion, deposits of $1.1 billion and shareholders’ equity of $131 million.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At March 31, 2012, the allowance for loan losses was $74.0 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first quarter of 2012 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

Investment Securities

Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt and equity securities as either held to maturity or available for sale. Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of shareholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of pooled trust preferred securities, management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.

If the estimated value of investments is less than the cost or amortized cost, the investment is considered impaired and management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. If United intends to sell, or is more likely than not they will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and is not more likely than not they will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized in earnings, and 2) the amount related to all other factors, which is recognized in other comprehensive income. Given the recent disruptions in the financial markets, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. Therefore, the other-than-temporary impairment assessment has become a critical accounting policy for United. For additional information on management’s consideration of investment valuation and other-than-temporary impairment, see Note 3, Investment Securities, and Note 12, Fair Value Measurements, to the unaudited consolidated financial statements.

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

At March 31, 2012, approximately 8.95% of total assets, or $763.40 million, consisted of financial instruments recorded at fair value. Of this total, approximately 91.88% or $701.43 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 8.12% or $61.97 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At March 31, 2012, only $4.60 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of March 31, 2012 were $8.53 billion which was an increase of $78.00 million or less than 1% from December 31, 2011. The increase was primarily the result of a $153.83 million or 24.19% increase in cash and cash equivalents. Partially offsetting this increase in total assets was a decrease in portfolio loans of $36.59 million or less than 1% and a decrease of $33.28 million or 4.04% in investment securities. The increase in total assets is reflected in a corresponding increase in total liabilities of $70.54 million or less than 1% from year-end 2011. The increase in total liabilities was due mainly to increases of $62.60 million or less than 1% and $8.50 million or 1.42% in deposits and borrowings, respectively, while accrued expenses and other liabilities remained flat, decreasing $441 thousand or less than 1% from year-end 2011. Shareholders’ equity was flat, increasing $7.46 million or less than 1% from year-end 2011.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2012 increased $153.83 million or 24.19% from year-end 2011. Of this total increase, interest-bearing deposits with other banks increased $147.20 million or 29.07% as United placed its excess cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $6.62 million or 5.15% and federal funds sold were flat. During the first three months of 2012, net cash of $32.94 million and $64.00 million was provided by operating activities and investing activities, respectively. Net cash of $56.88 million was provided by financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2012 and 2011.

Securities

Total investment securities at March 31, 2012 decreased $33.28 million or 4.04% from year-end 2011. Securities available for sale decreased $31.23 million or 4.48%. This change in securities available for sale reflects $392.63 million in sales, maturities and calls of securities, $362.13 million in purchases, and an increase of $667 thousand in market value. Securities held to maturity decreased $603 thousand or 1.02% from year-end 2011 due to calls and maturities of securities. Other investment securities decreased $1.45 million or 2.12% from year-end 2011.

The following table summarizes the changes in the available for sale securities since year-end 2011:

	March 31	December 31
(Dollars in thousands)	2012	2011	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$310,962	$303,547	$7,415	2.44%
State and political subdivisions	96,568	98,848	(2,280)	(2.31%)
Mortgage-backed securities	195,867	230,945	(35,078)	(15.19%)
Marketable equity securities	4,293	3,959	334	8.44%
Trust preferred collateralized debt obligations	40,784	42,369	(1,585)	(3.74%)
Single issue trust preferred securities	11,660	11,760	(100)	(0.85%)
Corporate securities	5,152	5,090	62	1.22%

Total available for sale securities, at fair value	$665,286	$696,518	$(31,232)	(4.48%)

The following table summarizes the changes in the held to maturity securities since year-end 2011:

	March 31	December 31
(Dollars in thousands)	2012	2011	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,027	$11,062	$(35)	(0.32%)
State and political subdivisions	12,248	12,794	(546)	(4.27%)
Mortgage-backed securities	72	77	(5)	(6.49%)
Single issue trust preferred securities	32,114	32,116	(2)	(0.01%)
Other corporate securities	3,225	3,240	(15)	(0.46%)

Total held to maturity securities, at amortized cost	$58,686	$59,289	$(603)	(1.02%)

At March 31, 2012, gross unrealized losses on available for sale securities were $67.09 million. Securities in an unrealized loss position at March 31, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

As of March 31, 2012, United’s mortgage-backed securities had an amortized cost of $190.17 million, with an estimated fair value of $195.95 million. The portfolio consisted primarily of $155.77 million in agency residential mortgage-backed securities with a fair value of $163.05 million and $34.41 million in non-agency residential mortgage-backed securities with an estimated fair value of $32.91 million.

As of March 31, 2012, United’s corporate securities had an amortized cost of $156.98 million, with an estimated fair value of $87.87 million. The portfolio consisted primarily of $101.39 million in pooled trust preferred securities with a fair value of $40.78 million and $47.37 million in single issue trust preferred securities with an estimated fair value of $38.71 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities with an amortized cost of $8.22 million and a fair value of $8.38 million, only one of which was individually significant.

The pooled trust preferred securities consisted of positions in 23 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $19.38 million of the Company’s pooled securities, while mezzanine tranches represent $82.01 million. Of the $82.01 million in mezzanine tranches, $13.23 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of March 31, 2012, $9.33 million of the pooled trust preferred securities were investment grade, $5.00 million were split-rated, and the remaining $87.06 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

As of March 31, 2012, United’s single issue trust preferred securities had an amortized cost of $47.37 million. Of the $47.37 million, $10.89 million or 22.99% were investment grade; $9.38 million or 19.81% were split-rated; $14.09 million or 29.74% were below investment grade; and $13.01 million or 27.46% were unrated. The three largest exposures accounted for 51.76% of the $43.36 million. These included Wells Fargo at $9.89 million, SunTrust Bank at $7.38 million and Peoples Bancorp, Inc. at $7.25 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

During the first quarter of 2012, United recognized net other-than-temporary impairment charges totaling $1.22 million and $154 thousand, respectively, on certain TRUP CDOs and non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of March 31, 2012 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $3.50 million or 89.67% as loan originations exceeded loan sales in the secondary market during the first three months of 2012. Portfolio loans, net of unearned income, were flat, decreasing $36.59 million or less than 1% from year-end 2011 mainly due to a $34.85 million or 1.84% decrease in residential real estate loans. In addition, the total commercial, financial and agricultural loans category decreased $8.09 million or less than 1% and consumer loans declined $3.87 million or 1.36%. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $23.43 million while commercial loans (not secured by real estate) decreased $31.52 million. Partially offsetting these decreases in portfolio loans was an increase of $19.35 million or 3.52% in construction and land development loans.

The following table summarizes the changes in the major loan classes since year-end 2011:

	March 31	December 31
(Dollars in thousands)	2012	2011	$ Change	% Change
Loans held for sale	$7,401	$3,902	$3,499	89.67%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$740,373	$743,502	$(3,129)	(0.42%)
Nonowner-occupied commercial real estate	1,579,814	1,553,259	26,555	1.71%
Other commercial loans	1,180,690	1,212,205	(31,515)	(2.60%)

Total commercial, financial, and agricultural	$3,500,877	$3,508,966	$(8,089)	(0.23%)
Residential real estate	1,862,806	1,897,658	(34,852)	(1.84%)
Construction & land development	569,223	549,877	19,346	3.52%
Consumer:
Bankcard	10,574	11,519	(945)	(8.20%)
Other consumer	269,266	272,193	(2,927)	(1.08%)
Less: Unearned income	(12,626)	(3,503)	(9,123)	260.43%

Total Loans, net of unearned income	$6,200,120	$6,236,710	$(36,590)	(0.59%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $8.26 million or 2.36% from year-end 2011 due mainly to decreases in income tax receivable of $5.44 million, deferred tax assets of $1.70 million, prepaid FDIC assessments of $1.23 million due to payments of previously accrued insurance premiums, and core deposit intangibles of $753 thousand due to amortization. Partially offsetting these decreases from year-end 2011 was an increase of $1.42 million in cash surrender values of bank-owned life insurance policies.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2012 remained flat, increasing $62.60 million or less than 1% from year-end 2011. In terms of composition, noninterest-bearing deposits increased $69.93 million or 4.32% while interest-bearing deposits decreased $7.33 million or less than 1% from December 31, 2011.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $36.77 million or 3.27% and personal noninterest-bearing deposits of $36.66 million or 7.71%.

The decrease in interest-bearing deposits was due mainly to a decrease of $48.69 million or 4.01% in time deposits under $100,000, a $20.74 million or 1.93% decrease in time deposits over $100,000, and a $16.29 million or 5.72% decrease in interest-bearing checking accounts due in large part to historically low interest rates. The $48.69 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $45.75 million, variable rate CDs decreasing $1.33 million, and Certificate of Deposit Account Registry Service (CDARS) balances declining $2.26 million. The $20.74 million decrease in time deposits over $100,000 is due to a $15.19 million decrease in CDARS balances over $100,000 and a $7.12 million decrease in variable rate CDs over $100,000. The $16.29 million decrease in interest-bearing checking deposits is mainly due to declines in state and municipal interest-bearing checking accounts of $12.57 million and personal interest-bearing checking accounts of $5.11 million. Partially offsetting these decreases in interest-bearing deposits was a $51.58 million or 2.40% increase in interest-bearing MMDAs due to a $43.07 million increase in personal MMDAs and a $10.73 million increase in public funds MMDAs. In addition, regular savings accounts increased $26.82 million or 5.66% mainly due to an increase of $25.98 million in personal savings accounts. With low market interest rates, depositors moved their funds into short-term interest MMDAs and savings accounts where they can wait for rates to increase before extending maturities.

The following table summarizes the changes in the deposit categories since year-end 2011:

	March 31	December 31
(Dollars In thousands)	2012	2011	$ Change	% Change
Demand deposits	$892,937	$878,838	$14,099	1.60%
Interest-bearing checking	268,381	284,670	(16,289)	(5.72%)
Regular savings	500,636	473,819	26,817	5.66%
Money market accounts	2,997,853	2,890,445	107,408	3.72%
Time deposits under $100,000	1,165,271	1,213,964	(48,693)	(4.01%)
Time deposits over $100,000	1,056,532	1,077,274	(20,742)	(1.93%)

Total deposits	$6,881,610	$6,819,010	$62,600	0.92%

Borrowings

Total borrowings at March 31, 2012 increased $8.50 million or 1.42% during the first three months of 2012. Since year-end 2011, short-term borrowings increased $8.57 million or 3.36% due to a $15.98 million increase in federal funds purchased which was partially offset by a $7.41 million decrease in securities sold under agreements to repurchase. Long-term borrowings were flat, decreasing $68 thousand or less than 1% since year-end 2011.

The table below summarizes the change in the borrowing categories since year-end 2011:

	March 31	December 31
(Dollars in thousands)	2012	2011	$ Change	% Change
Federal funds purchased	$23,100	$7,120	$15,980	224.44%
Securities sold under agreements to repurchase	240,233	247,646	(7,413)	(2.99%)
Long-term FHLB advances	141,712	141,809	(97)	(0.07%)
Issuances of trust preferred capital securities	203,586	203,557	29	0.01%

Total borrowings	$608,631	$600,132	$8,499	1.42%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2012 were flat, decreasing $441 thousand or less than 1% from year-end 2011. Income taxes payable increased $3.67 million due to a timing difference in payments while incentives payable and other accrued expenses decreased $1.40 million and $1.77 million, respectively.

Shareholders’ Equity

Shareholders’ equity at March 31, 2012 increased $7.46 million or less than 1% from December 31, 2011 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $5.44 million for the quarter.

Accumulated other comprehensive income increased $1.46 million due mainly to an increase of $434 thousand, net of deferred income taxes, in United’s available for sale investment portfolio, after-tax accretion of pension costs of $619 thousand, and the after tax non-credit portion of OTTI losses of $410 thousand for the first quarter of 2012.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2012 was $21.01 million or $0.42 per diluted share compared to $17.89 million or $0.41 per share for the first three months of 2011. United’s annualized return on average assets for the first three months of 2012 was 1.00% and return on average shareholders’ equity was 8.63% as compared to 1.02% and 9.04% for the first three months of 2011. United’s returns compare very favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of 0.81% and average return on equity of 7.26% for the year of 2011.

As previously stated, the impact of the Centra merger is included in the first quarter of 2012 but not the first quarter of 2011. In addition, the results for the first quarter of 2012 include noncash, before-tax, other-than-temporary impairment charges of $1.38 million on certain investment securities. The results for the first quarter of 2011 included noncash, before-tax, other-than-temporary impairment charges of $2.11 million on certain investment securities.

Net interest income for the first three months of 2012 was $68.97 million, which was an increase of $9.60 million or 16.18% from net interest income of $59.36 million for the first three months of 2011. The increase in net interest income occurred because total interest income increased $7.93 million while total interest expense declined $1.67 million from the first quarter of 2011.

The provision for loan losses was $4.13 million for the first three months of 2012 as compared to $4.44 million for the first three months of 2011. Noninterest income was $16.33 million for the first three months of 2012, up $1.68 million or 11.43% when compared to the first three months of 2011. Noninterest expense increased $6.79 million or 15.63% for the first three months of 2012 compared to the same period in 2011. Income taxes increased $1.66 million for the first three months of 2012 as compared to the first three months of 2011. The effective tax rate for the first quarter of 2012 was 32.00% as compared to 31.50% for the first quarter of 2011.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2012 and 2011, are presented below.

Net interest income for the first three months of 2012 was $68.97 million, which was an increase of $9.60 million or 16.18% from the first quarter of 2011. The $9.60 million increase in net interest income occurred because total interest income increased $7.93 million while total interest expense declined $1.67 million from the first quarter of 2011. On a linked-quarter basis, net interest income for the first quarter of 2012 decreased $3.03 million or 4.20% from the fourth quarter of 2011. The $3.03 million decrease in net interest income occurred because total interest income declined $3.74 million while total interest expense declined $715 thousand from the fourth quarter of 2011. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2012 was $70.64 million, an increase of $9.82 million or 16.15% from the first quarter of 2011. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Centra acquisition. Average earning assets increased $1.24 billion or 19.83% from the first quarter of 2011. Average net loans increased $994.83 million or 19.31% for the first quarter of 2011. In addition, the average cost of funds declined 31 basis points from the first quarter of 2011. Partially offsetting the increases to tax-equivalent net interest income for the first quarter of 2012 was a decline of 39 basis points in the average yield on earning assets for the first quarter of 2012 as compared to the same quarter in 2011. The net interest margin for the first quarter of 2012 was 3.78%, which was a decrease of 14 basis points from a net interest margin of 3.92% for the first quarter of 2011.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2012 decreased $3.09 million or 4.19% from the fourth quarter of 2011 due mainly to a decrease in the average yield on earning assets. The first quarter of 2012 average yield on earning assets declined 12 basis points while the average cost of funds decreased 3 basis points from the fourth quarter of 2011. Average earning assets were flat, decreasing $53.07 million or less than 1% during the quarter. Average net loans and average investments were flat for the quarter as well. Average net loans decreased $37.61 million while average investments declined $6.36 million. Both of these decreases were less than 1%. Average short-term investments decreased $9.10 million or 1.67% for the quarter. The net interest margin of 3.78% for the first quarter of 2012 was a decrease of 10 basis points from the net interest margin of 3.88% for the fourth quarter of 2011.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2012, March 31, 2011 and December 31, 2011:

	Three Months Ended
(Dollars in thousands)	March 31 2012	March 31 2011	December 31 2011
Net interest income, GAAP basis	$68,966	$59,363	$71,992
Tax-equivalent adjustment (1)	1,669	1,453	1,732

Tax-equivalent net interest income	$70,635	$60,816	$73,724

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2012 and 2011, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$535,800	$343	0.26%	$316,384	$292	0.37%
Investment Securities:
Taxable	708,516	4,864	2.75%	694,274	6,662	3.84%
Tax-exempt	107,176	1,420	5.30%	94,893	1,608	6.78%

Total Securities	815,692	6,284	3.08%	789,167	8,270	4.19%
Loans, net of unearned income (2)	6,220,224	76,830	4.96%	5,225,197	66,748	5.17%
Allowance for loan losses	(73,142)			(72,941)

Net loans	6,147,082		5.02%	5,152,256		5.24%

Total Earning Assets	7,498,574	$83,457	4.47%	6,257,807	$75,310	4.86%

Other assets	944,236			821,532

TOTAL ASSETS	$8,442,810			$7,079,339

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,163,834	$8,617	0.67%	$4,322,396	$10,511	0.99%
Short-term borrowings	270,647	59	0.09%	243,653	27	0.04%
Long-term borrowings	345,323	4,146	4.83%	337,467	3,956	4.75%

Total Interest-Bearing Funds	5,779,804	12,822	0.89%	4,903,516	14,494	1.20%

Noninterest-bearing deposits	1,637,543			1,320,246
Accrued expenses and other liabilities	45,781			53,390

TOTAL LIABILITIES	7,463,128			6,277,152
SHAREHOLDERS’ EQUITY	979,682			802,187

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$8,442,810			$7,079,339

NET INTEREST INCOME		$70,635			$60,816

INTEREST SPREAD			3.58%			3.66%

NET INTEREST MARGIN			3.78%			3.92%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2012 and 2011, the provision for loan losses was $4.13 million and $4.44 million, respectively. Net charge-offs were $4.00 million for the first quarter of 2012 as compared to net charge-offs of $4.49 million for the same quarter in 2011. These lower amounts of provision expense and net charge-offs for 2012 compared to the first quarter of 2011 were due mainly to lower commercial loan charge-offs. On a linked-quarter basis, United’s provision for loan losses decreased $135 thousand while net charge-offs increased $92 thousand from the fourth quarter of 2011. Annualized net charge-offs as a percentage of average loans were 0.26% for the first quarter of 2012. This ratio compares very favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 0.93% for the year of 2011.

At March 31, 2012, nonperforming loans were $76.19 million or 1.23% of loans, net of unearned income compared to nonperforming loans of $79.66 million or 1.28% of loans, net of unearned income at December 31, 2011. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $9.82 million at March 31, 2012, a decrease of $6.36 million or 39.30% from $16.18 million at year-end 2011. The decrease in loans past due 90 days or more was primarily due to renewal of several commercial credits and receipt of payments to bring loans current. At March 31, 2012, nonaccrual loans were $62.04 million, an increase of $2.14 million or 3.58% from $59.89 million at year-end 2011. The increase in nonaccrual loans was primarily due to deterioration in borrowers’ financial condition and the decline of real estate values securing commercial and consumer loans. Restructured loans were $4.34 million at March 31, 2012 as compared to $3.59 million restructured loans at year-end 2011. The increase of $743 thousand was due to the restructure of a consumer loan. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $126.05 million, including OREO of $49.86 million at March 31, 2012, represented 1.48% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 2.87% at December 31, 2011.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2012, impaired loans were $124.35 million, which was a decrease of $3.69 million or 2.88% from the $128.04 million in impaired loans at December 31, 2011. This decrease in impaired loans was due mainly to decreased outstanding principal associated with impaired loans in the Company’s construction and land development portfolio as a result of repayment of principal through the sale of associated collateral. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March 31, 2012, the allowance for credit losses was $75.75 million which was comparable to $75.73 million at December 31, 2011.

At March 31, 2012, the allowance for loan losses was $74.01 million as compared to $73.87 million at December 31, 2011. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.19% at March 31, 2012 and 1.18% of loans, net of unearned income at December 31, 2011. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 97.14% and 92.73% at March 31, 2012 and December 31, 2011, respectively. The coverage ratio for United’s Federal Reserve peer group was 93.27% at December 31, 2011. For United, this ratio at March 31, 2012 increased from the ratio at December 31, 2011 because nonperforming loans decreased $3.48 million or 4.36% while the allowance for loan losses was relatively flat from year-end 2011, increasing $138 thousand or less than 1%. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in decreased allowance allocations of $539 thousand or less than 1%. The decreased allocations did not decrease the overall level of the reserve because of an increase in the estimate for imprecision of $677 thousand. This decrease in allocations coincided with the decrease of 4.36% in nonperforming loans in comparison with year-end 2011. The Company’s detailed methodology and analysis indicated only a slight decrease in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and increased loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at March 31, 2012 produced increased allocations in three of the six loan categories. The allowance allocated to commercial real estate owner-occupied loans increased by $164 thousand due to an increase in historical loss rates. The residential real estate allocation increased by $602 thousand primarily due to an increase in allocations for impairments. The real estate construction and development loan pool experienced an increase in allocation of $1.49 million primarily due to an increase in historical loss rates as well as an increase in allocations for impairments. Offsetting these increases was a decrease in the other commercial loan pool of $1.88 million. The decrease was driven by a combination of lower loan outstandings, lower historical loss rates and a decrease in specific allocations for impaired loans of $828 thousand. The allowance for commercial real estate nonowner-occupied loans decreased by $893 thousand due to decreases in historical loss rates. The remaining loan pool with decreased allowance allocations occurred in the consumer loan pool which reflected decreased allocations of $19 thousand as a result of lower loan outstandings. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2011 as a result of offsetting factors within the portfolio as described above. The increased allocations in the commercial and residential real estate pools recognize the continuing economic problems and elevated risk factors for that sector of the economy.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $11.53 million at March 31, 2012 and $11.16 million at December 31, 2011. Compared to the prior year-end, this element of the allowance increased by $368 thousand due to increased specific allocations for the residential real estate and real estate construction and development loan pools partially offset by a decrease in specific allocations for the other commercial loan pool.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at March 31, 2012 by $677 thousand to $3.25 million. This estimate for imprecision represents 4.28% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.75 million at March 31, 2012 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Management is not aware of any potential problem loans, trends or uncertainties, which it reasonably expects will materially impact future operating results, liquidity, or capital resources which have not been disclosed. Additionally, management has disclosed all known material credits, which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment schedules.

Other Income

Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced.

Noninterest income for the first quarter of 2012 was $16.33 million, which was an increase of $1.68 million or 11.43% from the first quarter of 2011. Included in noninterest income for the first quarter of 2012 were noncash, before-tax, other-than-temporary impairment charges of $1.38 million on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $2.11 million on certain investment securities for the first quarter of 2011. Also, included in noninterest income for the first quarter of 2012 were before-tax, net losses of $82 thousand on sales and calls of investment securities as compared to before-tax, net gains of $551 thousand for the first quarter of 2011. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the first quarter of 2012 would have increased $1.58 million or 9.72% from the first quarter of 2011. This increase for the first quarter of 2012 was due primarily to increases in income from trust and brokerage services and fees from deposit services.

Income from trust and brokerage services for the first quarter of 2012 increased $674 thousand or 20.36% due mainly to increases in volume and the value of assets under management. Revenue from trust and brokerage services was $3.98 million for the first quarter of 2012 as compared to $3.31 million for the first quarter of 2011.

Fees from deposit services were $10.31 million for the first quarter of 2012 which was an increase of $681 thousand or 7.07% from the first quarter of 2011 due mainly to the increase in deposits from the Centra merger. In particular, ATM fees increased $636 thousand while check card income increased $130 thousand for the first quarter of 2012 as compared to the first quarter of 2011. Partially offsetting these increases was a decrease of $200 thousand in overdraft fees.

Fees from bankcard services increased $92 thousand or 16.58% due to increased volume. Fees from bankcard services were $647 thousand for the first quarter of 2012 as compared to $555 thousand for the first quarter of 2011.

Income from bank-owned life insurance policies was $1.29 million for the first quarter of 2012, an increase of $114 thousand or 9.70% from the first quarter of 2011. This increase in income was due to an increase in the cash surrender values of the policies as well as additional policies acquired in the Centra merger.

Mortgage banking income for the first quarter of 2012 increased $84 thousand or 35.90% from the first quarter of 2011 due to increased mortgage loan sales in the secondary market. Mortgage loan sales were $24.95 million in the first three months of 2012 as compared to $13.74 million in the first three months of 2011.

On a linked-quarter basis, noninterest income for the first quarter of 2012 increased $4.45 million from the fourth quarter of 2011. Included in the results for the first quarter of 2012 and fourth quarter of 2011 were noncash, before-tax, other-than-temporary impairment charges of $1.38 million and $6.29 million, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have decreased $425 thousand or 2.33% on a linked-quarter basis. This decrease was due primarily to a decrease of $819 thousand or 7.36% in fees from deposit services mainly the result of a decline in overdraft fees. Partially offsetting this decrease was an increase of $668 thousand or 20.14% in income from trust and brokerage services due mainly to increases in volume and the value of assets under management.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2012 was $50.26 million which was an increase of $6.79 million or 15.63% from the first quarter of 2011.

Employee compensation for the first quarter of 2012 increased $3.04 million or 20.42% when compared to the first quarter of 2011 due mainly to the additional employees from the Centra merger. Employee benefits expense increased $814 thousand or 18.59% from the first quarter of 2011 due to an increase of $706 thousand in pension expense.

In addition, net occupancy expense for the first quarter of 2012 increased $655 thousand or 14.93% from the first quarter of 2011. This increase was due mainly to the additional offices acquired from Centra. In particular, building rental expense increased $398 thousand while building depreciation increased $199 thousand from the first quarter of 2011.

Other real estate owned (OREO) expense was $2.33 million for the first quarter of 2012, an increase of $561 thousand or 31.75% from the first quarter of 2011. This increase was due mainly to increases in maintenance expenses and losses on sales of OREO properties.

Equipment expense was $1.94 million for the first quarter of 2012, an increase of $284 thousand or 17.19% from the first quarter of 2011 due to higher depreciation expense as a result of the Centra merger.

Data processing expense increased $284 thousand or 9.71% for the first quarter of 2012 as compared to the first quarter of 2011. This increase is due to the additional processing as a result of the Centra merger.

FDIC insurance expense decreased $782 thousand or 33.46% due to lower premiums.

Other expense for the first quarter of 2012 increased $1.93 million or 17.81% from the first quarter of 2011 due mainly to increased general operating expenses as a result of the Centra merger.

On a linked-quarter basis, noninterest expense for the first quarter of 2012 was relatively flat from the fourth quarter of 2011, increasing $233 thousand or less than 1%. Increases of $704 thousand and $449 thousand in employee benefits and OREO expenses, respectively, were virtually offset by decreases of $699 thousand and $549 thousand in equipment and merger expenses, respectively.

Income Taxes

For the first quarter of 2012, income tax expense of $9.89 million as compared to $8.22 million for the first quarter of 2011. United’s effective tax rate was approximately 32.00% and 31.50% for the first three months of 2012 and 2011, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2011 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2011 in the specified contractual obligations disclosed in United’s 2011 Annual Report on Form 10-K.

As of March 31, 2012, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.08 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2011 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2012 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2011 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2012, cash of $32.94 million was provided by operating activities due mainly to net income of $21.01 million for the quarter. Net cash of $64.00 million was provided by investing activities which was primarily due to the net repayment of $32.60 million in portfolio loans and net proceeds of $32.52 million from the sales, calls and maturities of investment securities over purchases. During the first three months of 2012, net cash of $56.88 million was provided by financing activities due primarily to increases in deposits of $63.79 million and short-term borrowings of $8.57 million. Uses of cash for financing activities included the payment of cash dividends in the amount of $15.57 million for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $153.83 million for the first three months of 2012.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 14.09% at March 31, 2012 and 13.83% at December 31, 2011, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.81% and 10.40%, respectively, at March 31, 2012, are also well above regulatory minimum requirements.

Total shareholders’ equity was $976.30 million at March 31, 2012, which was relatively flat from December 31, 2011, increasing $7.46 million or less than 1%. United’s equity to assets ratio was 11.45% at March 31, 2012 as compared to 11.46% at December 31, 2011. The primary capital ratio, capital and reserves to total assets and reserves, was 12.23% at March 31, 2012 as compared to 12.25% at December 31, 2011. United’s average equity to average asset ratio was 11.60% for the first quarter of 2012 as compared to 11.33% the first quarter of 2011. All of these financial measurements reflect a financially sound position.

During the first quarter of 2012, United’s Board of Directors declared a cash dividend of $0.31 per share. Total cash dividends declared were $15.57 million for the first quarter of 2012 which was an increase of $2.48 million or 18.90% from $13.10 million for the first quarter of 2011.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2012 and December 31, 2011:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2012	December 31, 2011
+200	8.81%	8.61%
+100	3.51%	3.58%
-100	(1.11%)	(1.43%)

At March 31, 2012, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.51% over one year as compared to an increase of 3.58% at December 31, 2011. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 8.81% over one year as of March 31, 2012, as compared to an increase of 8.61% as of December 31, 2011. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.11% over one year as of March 31, 2012 as compared to a decrease of 1.43%, over one year as of December 31, 2011. With the federal funds rate at 0.25% at March 31, 2012 and December 31, 2011, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. However, the securitization trust (the Trust) is subject to an adverse judgment arising from a class action suit. An order granting supplemental damages and entry of final judgment was entered March 5, 2010. Subsequent to the order, the Trust entered into a settlement with all members of the Settlement Class wherein the Trust agreed not to appeal the case and the plaintiffs agreed to accept reduced and limited damages in settlement and dismissal of their claims with prejudice. The settlement will be strictly paid from the residual cash flows from the Trust and not the Company. Because the future payments and prepayments of loans in the Trust cannot be predicted, United cannot currently determine the amounts, if any, of residual cash flows that will be received. During the first quarter of 2012, United received no cash on the retained interest in the securitization.

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

At March 31, 2012, United’s mortgage-related securities portfolio had an amortized cost of $190 million, of which approximately $113 million or 59% were fixed-rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.4 years and a weighted average yield of 5.18%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 2.7%, less than the price decline of a 1-year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 17%.

United had approximately $38 million in 15-year mortgage-backed securities with a projected yield of 4.80% and a projected average life of 2.9 years as of March 31, 2012. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 6.8 years and a weighted average maturity (WAM) of 7.8 years.

United had approximately $5 million in 20-year mortgage-backed securities with a projected yield of 4.83% and a projected average life of 2.9 years on March 31, 2012. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 9.2 years and a weighted average maturity (WAM) of 10.3 years.

United had approximately $7 million in 30-year mortgage-backed securities with a projected yield of 6.54% and a projected average life of 4 years on March 31, 2012. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 11.9 years and a weighted average maturity (WAM) of 17 years.

The remaining 12% of the mortgage-related securities portfolio at March 31, 2012, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage-backed pass-through securities.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2012, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2012 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2011 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sold during the quarter ended March 31, 2012 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2012	0	$00.00	0	322,200
2/01 – 2/29/2012	131	$29.18	0	322,200
3/01 – 3/31/2012	0	$00.00	0	322,200

Total	131	$29.18	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2012, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2012, the following shares were purchased for the deferred compensation plan: February 2012 – 131 shares at an average price of $29.18.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Form of United Bankshares, Inc. 2011 Long-Term Incentive Plan Option Agreement

Exhibit 10.2	Form of United Bankshares, Inc. 2011 Long-Term Incentive Plan Restricted Stock Award Agreement

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: May 8, 2012	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: May 8, 2012	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a)

3.2	Bylaws	(b)

10.1	Form of United Bankshares, Inc. 2011 Long-Term Incentive Plan Option Agreement	73

10.2	Form of United Bankshares, Inc. 2011 Long-Term Incentive Plan Restricted Stock Award Agreement	79

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	84

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	85

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	86

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	87

101	Interactive data file (XBRL)	(c)

Footnotes:

*	Furnished not filed.
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(c)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.