Form 10-Q
period 2012-06-30
UNITED BANKSHARES INC/WV
filed 2012-08-08
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Class - Common Stock, $2.50 Par Value; 50,276,250 shares outstanding as of July 31, 2012.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2012 and December 31, 2011, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2012, the related condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	June 30 2012	December 31 2011
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$158,227	$128,627
Interest-bearing deposits with other banks	514,262	506,367
Federal funds sold	719	1,009

Total cash and cash equivalents	673,208	636,003
Securities available for sale at estimated fair value (amortized cost-$664,042 at June 30, 2012 and $752,085 at December 31, 2011)	607,144	696,518
Securities held to maturity (estimated fair value-$51,494 at June 30, 2012 and $56,181 at December 31, 2011)	53,274	59,289
Other investment securities	62,436	68,412
Loans held for sale	9,279	3,902
Loans	6,326,806	6,240,213
Less: Unearned income	(11,890)	(3,503)

Loans net of unearned income	6,314,916	6,236,710
Less: Allowance for loan losses	(73,413)	(73,874)

Net loans	6,241,503	6,162,836
Bank premises and equipment	74,298	76,442
Goodwill	371,650	371,693
Accrued interest receivable	26,862	26,461
Other assets	337,355	349,914

TOTAL ASSETS	$8,457,009	$8,451,470

Liabilities
Deposits:
Noninterest-bearing	$1,743,292	$1,619,162
Interest-bearing	5,117,149	5,199,848

Total deposits	6,860,441	6,819,010
Borrowings:
Federal funds purchased	14,035	7,120
Securities sold under agreements to repurchase	251,042	247,646
Federal Home Loan Bank borrowings	86,613	141,809
Other long-term borrowings	203,614	203,557
Reserve for lending-related commitments	2,112	1,853
Accrued expenses and other liabilities	57,971	61,631

TOTAL LIABILITIES	7,475,828	7,482,626

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 at June 30, 2012 and December 31, 2011, including 591,761 and 654,682 shares in treasury at June 30, 2012 and December 31, 2011, respectively	127,169	127,169
Surplus	237,686	238,761
Retained earnings	702,927	692,043
Accumulated other comprehensive loss	(66,383)	(66,758)
Treasury stock, at cost	(20,218)	(22,371)

TOTAL SHAREHOLDERS’ EQUITY	981,181	968,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,457,009	$8,451,470

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$75,670	$65,322	$151,328	$131,180
Interest on federal funds sold and other short-term investments	415	284	758	576
Interest and dividends on securities:
Taxable	4,134	5,858	8,998	12,520
Tax-exempt	886	971	1,809	2,016

Total interest income	81,105	72,435	162,893	146,292

Interest expense
Interest on deposits	8,315	9,740	16,932	20,251
Interest on short-term borrowings	66	26	125	53
Interest on long-term borrowings	3,669	4,048	7,815	8,004

Total interest expense	12,050	13,814	24,872	28,308

Net interest income	69,055	58,621	138,021	117,984
Provision for loan losses	3,436	4,800	7,569	9,236

Net interest income after provision for loan losses	65,619	53,821	130,452	108,748

Other income
Fees from trust and brokerage services	4,013	3,437	7,997	6,747
Fees from deposit services	10,393	10,341	20,705	19,972
Bankcard fees and merchant discounts	738	683	1,385	1,238
Other service charges, commissions, and fees	600	381	1,177	835
Income from bank-owned life insurance	1,255	1,228	2,544	2,403
Income from mortgage banking	483	131	801	365
Other income	648	599	1,306	1,450

Total other-than-temporary impairment losses	(2,639)	(870)	(3,385)	(3,886)
Portion of loss recognized in other comprehensive income	897	(3,226)	266	(2,320)

Net other-than-temporary impairment losses	(1,742)	(4,096)	(3,119)	(6,206)
Net gains on sales/calls of investment securities	199	630	117	1,181

Net investment securities losses	(1,543)	(3,466)	(3,002)	(5,025)

Total other income	16,587	13,334	32,913	27,985

Other expense
Employee compensation	17,965	15,015	35,872	29,885
Employee benefits	5,823	4,131	11,015	8,509
Net occupancy expense	5,321	4,140	10,363	8,527
Other real estate owned (OREO) expense	2,160	1,233	4,488	3,000
Equipment expense	2,413	1,459	4,349	3,111
Data processing expense	2,639	2,752	5,848	5,677
Bankcard processing expense	318	182	617	475
FDIC insurance expense	1,495	2,327	3,050	4,664
Other expense	13,118	10,438	25,912	21,298

Total other expense	51,252	41,677	101,514	85,146

Income before income taxes	30,954	25,478	61,851	51,587
Income taxes	9,905	8,026	19,792	16,250

Net income	$21,049	$17,452	$42,059	$35,337

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Earnings per common share:
Basic	$0.42	$0.40	$0.84	$0.81

Diluted	$0.42	$0.40	$0.84	$0.81

Dividends per common share	$0.31	$0.30	$0.62	$0.60

Average outstanding shares:
Basic	50,274,665	43,645,541	50,255,019	43,637,497
Diluted	50,308,228	43,676,407	50,299,982	43,686,203

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$21,049	$17,452	$42,059	$35,337

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	(1,709)	(250)	(865)	634
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1	2	2
Change in pension plan assets, net of tax	620	342	1,238	685

Comprehensive income, net of tax	$19,961	$17,545	$42,434	$36,658

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2012
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2012	50,867,630	$127,169	$238,761	$692,043	($66,758)	($22,371)	$968,844

Comprehensive income:
Net income	0	0	0	42,059	0	0	42,059
Other comprehensive income, net of tax	0	0	0	0	375	0	375

Total comprehensive income, net of tax							42,434
Stock based compensation expense	0	0	884	0	0	0	884
Distribution of treasury stock for deferred compensation plan (2,937 shares)	0	0	0	0	0	86	86
Purchase of treasury stock (226 shares)	0	0	0	0	0	(7)	(7)
Cash dividends ($0.62 per share)	0	0	0	(31,175)	0	0	(31,175)
Grant of restricted stock (52,700 shares)	0	0	(1,816)	0	0	1,816	0
Common stock options exercised (7,510 shares)	0	0	(143)	0	0	258	115

Balance at June 30, 2012	50,867,630	$127,169	$237,686	$702,927	($66,383)	($20,218)	$981,181

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended June 30
	2012	2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$61,071	$55,118

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	5,956	3,282
Proceeds from sales of securities available for sale	2,777	21,900
Proceeds from maturities and calls of securities available for sale	993,373	689,096
Purchases of securities available for sale	(912,367)	(670,176)
Purchases of bank premises and equipment	(3,219)	(3,510)
Proceeds from sales of bank premises and equipment	2,119	20
Proceeds from sales and redemptions of other investment securities	5,976	4,570
Net change in loans	(86,236)	(908)

NET CASH PROVIDED BY INVESTING ACTIVITIES	8,379	44,274

FINANCING ACTIVITIES
Cash dividends paid	(31,140)	(26,183)
Excess tax benefits from stock-based compensation arrangements	35	125
Acquisition of treasury stock	(7)	(9)
Proceeds from exercise of stock options	115	312
Repayment of long-term Federal Home Loan Bank borrowings	(55,196)	(50,183)
Distribution of treasury stock for deferred compensation plan	86	0
Changes in:
Deposits	43,551	15,002
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	10,311	8,224

NET CASH USED IN FINANCING ACTIVITIES	(32,245)	(52,712)

Increase in cash and cash equivalents	37,205	46,680

Cash and cash equivalents at beginning of year	636,003	461,389

Cash and cash equivalents at end of period	$673,208	$508,069

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2012 and 2011 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2011 has been extracted from the audited financial statements included in United’s 2011 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2011 Annual Report of United on Form 10-K. To conform to the 2012 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments of ASU 2011-05 were effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. However, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 became effective for United on January 1, 2012. Because ASU 2011-12 revised the presentation of comprehensive income in the financial statements only, the adoption did not have an impact on the Company’s financial condition or results of operations.

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

The aggregate purchase price was approximately $170 million, including common stock valued at $161.4 million and $8.6 million of cash paid for vested stock options and fractional shares. The number of shares issued in the transaction was 6,548,473, which were valued based on the closing market price of $24.65 for United’s common shares on July 8, 2011. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of approximately $60 million and $12 million, respectively.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Centra acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $36.65 million on the loans acquired from Centra, a premium on interest-bearing deposits of $6.53 million and a discount of $564 thousand on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each liability’s estimated remaining life at the time of acquisition. At June 30, 2012, the premium on the interest-bearing deposits has an estimated remaining life of nine months while the discount on the junior subordinated debt securities has an estimated remaining life of four years. United assumed approximately $621 thousand of liabilities to provide severance benefits to terminated employees of Centra. As of June 30, 2012, no balance remains on these liabilities. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets, are subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

The consideration paid for Centra’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

Purchase price:
Value of common shares issued (6,548,473 shares)	$161,420
Cash for stock options and fractional shares	8,576

Total purchase price	169,996

Identifiable assets:
Cash and cash equivalents	57,661
Investment securities	128,078
Loans held for sale	2,062
Loans	1,022,035
Premises and equipment	20,126
Core deposit intangibles	12,439
Other assets	51,656

Total identifiable assets	$1,294,057
Identifiable liabilities:
Deposits	$1,132,885
Short-term borrowings	28,566
Long-term borrowings	19,436
Other liabilities	3,273

Total identifiable liabilities	1,184,160

Net assets acquired including identifiable intangible assets	109,897

Resulting goodwill	$60,099

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2011	$371,693
Reductions:
Options exercised from previous acquisitions	(34)
Adjustment to goodwill from Centra acquisition	(9)

Goodwill at June 30, 2012	$371,650

The following table discloses the impact of Centra since the acquisition on July 8, 2011 through the end of the second quarter of 2012. The table also presents certain unaudited pro forma information for the results of operations for the six months ended June 30, 2011 as if the Centra merger had occurred on January 1, 2011. These results combine the historical results of Centra into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Centra’s provision for credit losses for 2011 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2011. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Centra actual since acquisition through June 30, 2012	Proforma Six Months Ended June 30, 2011
Total Revenues (1)	$61,765	$176,942
Net Income	25,437	32,206

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$283,858	$630	$1	$284,487	$0
State and political subdivisions	85,093	3,919	0	89,012	0
Residential mortgage-backed securities
Agency	126,274	6,099	85	132,288	0
Non-agency	30,814	543	5,491	25,866	2,080
Asset-backed securities	13,904	0	43	13,861	0
Trust preferred collateralized debt obligations	99,641	0	59,412	40,229	47,588
Single issue trust preferred securities	15,264	354	3,458	12,160	0
Other corporate securities	4,995	187	0	5,182	0
Marketable equity securities	4,199	96	236	4,059	0

Total	$664,042	$11,828	$68,726	$607,144	$49,668

	December 31, 2011
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,484	$75	$12	$303,547	$0
State and political subdivisions	94,794	4,092	38	98,848	0
Residential mortgage-backed securities
Agency	185,543	8,036	175	193,404	0
Non-agency	39,526	607	2,592	37,541	2,234
Trust preferred collateralized debt obligations	104,161	0	61,792	42,369	47,167
Single issue trust preferred securities	15,242	304	3,786	11,760	0
Other corporate securities	4,994	96	0	5,090	0
Marketable equity securities	4,341	80	462	3,959	0

Total	$752,085	$13,290	$68,857	$696,518	$49,401

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2012 and December 31, 2011.

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
June 30, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,615	$1	$0	$0
State and political subdivisions	0	0	0	0
Residential mortgage-backed securities
Agency	8,440	38	6,289	47
Non-agency	0	0	10,805	5,491
Asset-backed securities	13,861	43	0	0
Trust preferred collateralized debt obligations	0	0	40,229	59,412
Single issue trust preferred securities	0	0	7,714	3,458
Marketable equity securities	578	101	1,069	135

Total	$36,494	$183	$66,106	$68,543

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$196,988	$12	$0	$0
State and political subdivisions	3,760	25	968	13
Residential mortgage-backed securities
Agency	14,789	175	0	0
Non-agency	0	0	12,369	2,592
Trust preferred collateralized debt obligations	0	0	42,369	61,792
Single issue trust preferred securities	412	88	6,956	3,698
Marketable equity securities	2,009	433	133	29

Total	$217,958	$733	$62,795	$68,124

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Proceeds from sales and calls	$603,516	$489,483	$996,150	$710,996
Gross realized gains	57	629	83	1,222
Gross realized losses	9	0	117	21

At June 30, 2012, gross unrealized losses on available for sale securities were $68,726 on 68 securities of a total portfolio of 351 available for sale securities. Securities in an unrealized loss position at June 30, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to debt securities issued by financial institutions. In determining whether or not a security is other-than-temporary impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio is rated either AAA or AA. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 54% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 46% includes collateral that was originated in the years of 2006 and 2007. Ninety-eight percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities estimated by management after full evaluation of the underlying collateral including recent performance statistics. At June 30, 2012, United determined that none of the non-agency residential mortgage-backed securities were other-than temporarily impaired.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the second quarter of 2012, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CC to a high of BB+. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2012 consisted of $9.38 million in split-rated bonds and $14.10 million in below investment grade bonds.

Trust preferred collateralized debt obligations (TRUP CDOs)

In analyzing the duration and severity of the losses on TRUP CDOs, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the widening of the bid/ask spread; (2) the markets for TRUP CDOs are dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums over the past four years in the broader markets was responsible for a significant amount of the price decline in the TRUP CDO portfolio.

At June 30, 2012, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2012 related to these securities was $1.74 million. At June 30, 2012, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $47.59 million as compared to $47.17 million at December 31, 2011.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of June 30, 2012 consisted of $9.27 million in investment grade bonds, $5.00 million in split-rated bonds and $85.37 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs in an unrealized loss position twelve months or greater as of June 30, 2012:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$9,872	$4,940	$4,932	$0	$5,000	$4,872
Senior – Insurance	9,267	6,957	2,310	9,267	0	0
Mezzanine – Bank (now in senior position)	13,026	6,179	6,847	0	0	13,026
Mezzanine – Bank	55,625	17,819	37,806	0	0	55,625
Mezzanine – Insurance	6,500	3,090	3,410	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,351	1,244	4,107	0	0	5,351

Totals	$99,641	$40,229	$59,412	$9,267	$5,000	$85,374

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade pooled trust preferred securities in the table above range from a low of BBB to a high of AA+. The ratings of the split-rated pooled trust preferred securities range from a low of CCC to a high of A2, while the below investment grade pooled trust preferred securities range from a low of D to a high of Ba1. The available for sale single issue trust preferred securities’ ratings range from a low of CC to a high of BB+.

The Company has recognized cumulative credit-related other-than-temporary impairment of $32.91 million on sixteen pooled trust preferred securities since the third quarter of 2009. Of the remaining seven securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 82.8% to a high of 323.8%, with a median of 119.3%, and a weighted average of 171.7%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is possible for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at June 30, 2012.

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
Senior – Bank	$9,872	80.5 - 85.6%	12.9 - 13.3%	6.3 - 13.8%	0.5 - 1.0%	5.7 - 6.2%	$967
Senior – Insurance	9,267	82.8 - 94.9%	0.0 - 0.0%	3.5 - 9.3%	1.0 - 1.0%	6.3 - 6.3%	0
Mezzanine – Bank (now in senior position)	13,026	80.3 - 80.6%	3.6 - 9.1%	1.9 - 2.7%	0.5 - 1.0%	7.5 - 8.7%	5,790
Mezzanine – Bank	55,625	57.5 - 88.1%	7.5 - 20.6%	6.2 - 30.5%	0.3 - 1.0%	6.7 - 10.3%	23,408
Mezzanine – Insurance	6,500	82.8 - 87.3%	0.0 - 0.0%	8.1 - 9.3%	0.0 - 1.0%	6.3 - 7.4%	0
Mezzanine – Bank & Ins.	5,351	61.0 - 76.2%	13.4 - 18.8%	16.7 - 31.7%	0.3 - 0.8%	6.6 - 7.6%	2,744

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 57.5% to 88.1%. The weighted average percentage of performing collateral is 74.9%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.
(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.38% to 1.20%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of June 30, 2012 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of June 30, 2012, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of June 30, 2012, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the second quarter of 2012, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2012 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2011	$55,738
Additions for credit losses on securities for which OTTI was not previously recognized	85
Additions for additional credit losses on securities for which OTTI was previously recognized	3,034

Balance of cumulative credit losses at June 30, 2012	$58,857

The amortized cost and estimated fair value of securities available for sale at June 30, 2012 and December 31, 2011 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$140,929	$141,061	$259,162	$259,267
Due after one year through five years	211,167	214,286	128,279	130,898
Due after five years through ten years	92,215	96,647	91,031	96,345
Due after ten years	215,532	151,091	269,272	206,049
Marketable equity securities	4,199	4,059	4,341	3,959

Total	$664,042	$607,144	$752,085	$696,518

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,991	$2,697	$0	$13,688
State and political subdivisions	11,998	178	0	12,176
Residential mortgage-backed securities
Agency	68	11	0	79
Non-agency	0	0	0	0
Single issue trust preferred securities	26,992	0	4,666	22,326
Other corporate securities	3,225	0	0	3,225

Total	$53,274	$2,886	$4,666	$51,494

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,062	$2,785	$0	$13,847
State and political subdivisions	12,794	207	1	13,000
Residential mortgage-backed securities
Agency	77	12	0	89
Non-agency	0	0	0	0
Single issue trust preferred securities	32,116	0	6,111	26,005
Other corporate securities	3,240	0	0	3,240

Total	$59,289	$3,004	$6,112	$56,181

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of June 30, 2012, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.89 million), SunTrust Bank ($7.38 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls that have been included in earnings as a result of those calls. Gains or losses on calls of held-to-maturity securities are recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross realized gains	151	1	151	1
Gross realized losses	0	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2012 and December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$730	$737	$1,011	$1,019
Due after one year through five years	9,000	9,994	8,548	9,684
Due after five years through ten years	9,330	11,095	10,370	12,115
Due after ten years	34,214	29,668	39,360	33,363

Total	$53,274	$51,494	$59,289	$56,181

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $554,246 and $634,944 at June 30, 2012 and December 31, 2011, respectively.

4. LOANS

Major classifications of loans are as follows:

	June 30, 2012	December 31, 2011
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$724,624	$743,502
Nonowner-occupied commercial real estate	1,679,749	1,553,259
Other commercial loans	1,190,765	1,212,205

Total commercial, financial & agricultural	3,595,138	3,508,966
Residential real estate	1,865,800	1,897,658
Construction & land development	572,936	549,877
Consumer:
Bankcard	10,764	11,519
Other consumer	282,168	272,193

Total gross loans	$6,326,806	$6,240,213

The table above does not include loans held for sale of $9,279 and $3,902 at June 30, 2012 and December 31, 2011, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above includes acquired impaired loans from the Centra merger with a recorded investment of $35,995 and $38,954 or less than 1% of total gross loans, at June 30, 2012 and December 31, 2011, respectively. The contractual principal in these acquired impaired loans was $57,796 and $65,051 at June 30, 2012 and December 31, 2011, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first six months of 2012 follows.

Accretable yield at the beginning of the period	$2,323
Additions	0
Accretion (including cash recoveries)	(1,582)
Net reclassifications to accretable from non-accretable	2,649
Maturities, foreclosures and charge-offs	(266)

Accretable yield at the ending of the period	$3,124

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $210,045 and $189,763 at June 30, 2012 and December 31, 2011, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted and there is a deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of June 30, 2012, United had TDRs of $4,255 as compared to $3,592 as of December 31, 2011. Of the $4,255 aggregate balance of TDRs at June 30, 2012, $1,427 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $3,592 aggregate balance of TDRs at December 31, 2011, $1,528 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of June 30, 2012, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At June 30, 2012, United had restructured loans in the amount of $2,172 that were modified by a reduction in the interest rate, $1,427 that were modified by a combination of a reduction in the interest rate and the principal and $656 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2012, segregated by class of loans:

Troubled Debt Restructurings

For the Three Months Ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	0	0	0
Residential real estate	1	640	656
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	1	$640	$656

The following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2012, segregated by class of loans:

Troubled Debt Restructurings

For the Six Months Ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$731	$775
Nonowner-occupied	0	0	0
Other commercial	0	0	0
Residential real estate	1	640	656
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	2	$1,371	$1,431

The restructured loan during the second quarter of 2012 in the amount of $656 was modified by a change in terms. In addition to this loan, the remaining $775 of restructured loans for the first six months of 2012 was modified by a combination of a reduction in the interest rate and change in terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United. No loans restructured during the last twelve months subsequently defaulted, resulting in a principal charge-off during the second quarter or first six months of 2012.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of June 30, 2012

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$6,808	$3,137	$9,945	$714,679	$724,624	$26
Nonowner-occupied	17,807	11,642	29,449	1,650,300	1,679,749	487
Other commercial	10,320	18,311	28,631	1,162,134	1,190,765	1,589
Residential real estate	53,205	20,025	73,230	1,792,570	1,865,800	5,769
Construction & land development	7,505	20,779	28,284	544,652	572,936	1,450
Consumer:
Bankcard	419	188	607	10,157	10,764	188
Other consumer	6,640	653	7,293	274,875	282,168	520

Total	$102,704	$74,735	$177,439	$6,149,367	$6,326,806	$10,029

Age Analysis of Past Due Loans

As of December 31, 2011

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,625	$4,707	$9,332	$734,170	$743,502	$1,597
Nonowner-occupied	16,694	13,285	29,979	1,523,280	1,553,259	2,233
Other commercial	7,131	14,153	21,284	1,190,921	1,212,205	761
Residential real estate	52,654	26,617	79,271	1,818,387	1,897,658	8,833
Construction & land development	13,809	17,820	31,629	518,248	549,877	1,840
Consumer:
Bankcard	222	176	398	11,121	11,519	176
Other consumer	5,739	841	6,580	265,613	272,193	739

Total	$100,874	$77,599	$178,473	$6,061,740	$6,240,213	$16,179

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	June 30, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$3,111	$3,110
Nonowner-occupied	11,155	11,052
Other commercial	16,722	13,392
Residential real estate	14,256	17,784
Construction & land development	19,329	15,980
Consumer:
Bankcard	0	0
Other consumer	133	102

Total	$64,706	$61,420

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

A loan with corporate credit exposure is classified as doubtful if it has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, there are not any loans with a consumer credit exposure that are classified as doubtful. Usually, they are charged-off prior to such a classification. Loans classified as doubtful are also considered impaired.

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of June 30, 2012
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$673,856	$1,541,241	$1,078,383	$480,744
Special mention	13,745	57,478	58,117	30,477
Substandard	37,023	81,030	51,274	61,715
Doubtful	0	0	2,991	0

Total	$724,624	$1,679,749	$1,190,765	$572,936

As of December 31, 2011
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$679,651	$1,407,006	$1,073,347	$462,517
Special mention	38,150	67,035	78,158	41,093
Substandard	25,701	79,218	57,436	45,267
Doubtful	0	0	3,264	1,000

Total	$743,502	$1,553,259	$1,212,205	$549,877

Credit Quality Indicators

Consumer Credit Exposure

As of June 30, 2012
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,821,804	$10,157	$274,868
Special mention	10,438	419	6,641
Substandard	33,558	188	659
Doubtful	0	0	0

Total	$1,865,800	$10,764	$282,168

As of December 31, 2011
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,790,296	$11,079	$265,995
Special mention	56,722	304	5,366
Substandard	50,640	136	832
Doubtful	0	0	0

Total	$1,897,658	$11,519	$272,193

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$13,661	$13,793	$0	$3,540	$4,934	$0
Nonowner-occupied	10,989	14,659	0	30,382	32,573	0
Other commercial	6,435	7,278	0	7,831	9,405	0
Residential real estate	11,197	12,416	0	18,750	20,613	0
Construction & land development	9,319	11,307	0	23,654	33,172	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	120	144	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$870	$870	$250	$1,638	$1,638	$269
Nonowner-occupied	3,699	5,025	1,149	2,086	2,413	596
Other commercial	25,624	28,627	5,291	20,453	22,630	5,888

	Impaired Loans
	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential real estate	9,148	11,737	2,127	8,868	10,867	1,925
Construction & land development	14,264	21,856	2,983	10,714	12,210	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$14,531	$14,663	$250	$5,178	$6,572	$269
Nonowner-occupied	14,688	19,684	1,149	32,468	34,986	596
Other commercial	32,059	35,905	5,291	28,284	32,035	5,888
Residential real estate	20,345	2,153	2,127	27,618	31,480	1,925
Construction & land development	23,583	33,163	2,983	34,368	45,382	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	120	144	0

	Impaired Loans
	For the Three Months Ended
	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$7,910	$385	$9,477	$12
Nonowner-occupied	30,484	62	4,617	188
Other commercial	5,678	44	5,350	0
Residential real estate	12,398	45	7,895	44
Construction & land development	9,719	161	13,395	11
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,113	$20	$500	$0
Nonowner-occupied	2,890	47	3,421	42
Other commercial	23,007	1,176	4,329	19
Residential real estate	9,043	323	13,422	55
Construction & land development	12,795	94	5,501	16
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$9,023	$405	$9,977	$12
Nonowner-occupied	33,374	109	8,038	230
Other commercial	28,685	1,220	9,679	19
Residential real estate	21,441	368	21,317	99
Construction & land development	22,514	255	18,896	27
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

	Impaired Loans
	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$6,178	$406	$11,615	$41
Nonowner-occupied	29,713	282	4,903	237
Other commercial	5,664	106	6,341	98
Residential real estate	12,720	212	8.363	120
Construction & land development	10,243	238	16,895	151
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,437	$34	$333	$0
Nonowner-occupied	3,638	70	3,365	64
Other commercial	22,667	1,361	4,219	61
Residential real estate	8,689	412	12,033	143
Construction & land development	12,029	179	6,699	73
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$7,615	$440	$11,948	$41
Nonowner-occupied	33,351	352	8,268	301
Other commercial	28,331	1,467	10,560	159
Residential real estate	21,409	624	20,396	263
Construction & land development	22,272	417	23,594	224
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

6. ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by the type of risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current environmental conditions. The allowance for loan losses includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the allowance accounts for the inherent imprecision in the allowance for loan losses analysis.

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $250 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the six months of 2012, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,112 and $1,853 at June 30, 2012 and December 31, 2011, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended June 30, 2012

	Commercial Real Estate						Allowance for Estimated Imprecision
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	Construction & Land Development	Consumer		Total
Allowance for Loan Losses:
Beginning balance	$3,834	$10,754	$18,923	$14,482	$20,638	$2,132	$3,249	$74,012
Charge-offs	17	1,579	132	2,976	58	426	0	5,188
Recoveries	0	43	913	82	11	104	0	1,153
Provision	(743)	3,110	(2,291)	2,251	2,621	439	(1,951)	3,436

Ending balance	$3,074	$12,328	$17,413	$13,839	$23,212	$2,249	$1,298	$73,413

Allowance for Loan Losses and Carrying Amount of Loans

For the Six Months Ended June 30, 2012

	Commercial Real Estate						Allowance for Estimated Imprecision
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	Construction & Land Development	Consumer		Total
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	114	2,479	544	4,843	1,133	809	0	9,922
Recoveries	13	52	1,178	433	16	200	0	1,892
Provision	(495)	3,108	(4,024)	4,369	5,178	707	(1,274)	7,569

Ending balance	$3,074	$12,328	$17,413	$13,839	$23,212	$2,249	$1,298	$73,413

Ending Balance: individually evaluated for impairment	$250	$1,149	$5,291	$2,127	$2,983	$0	$0	$11,800
Ending Balance: collectively evaluated for impairment	$2,824	$11,179	$12,122	$11,712	$20,229	$2,249	$1,298	$61,613
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$724,624	$1,679,749	$1,190,765	$1,865,800	$572,936	$292,932	$0	$6,326,806
Ending Balance: individually evaluated for impairment	$2,631	$30,069	$29,372	$16,999	$22,256	$0	$0	$101,327

Allowance for Loan Losses and Carrying Amount of Loans

For the Six Months Ended June 30, 2012

	Commercial Real Estate						Allowance for Estimated Imprecision
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	Construction & Land Development	Consumer		Total
Ending Balance: collectively evaluated for impairment	$720,200	$1,640,017	$1,159,670	$1,844,829	$531,880	$292,887	$0	$6,189,483
Ending Balance: loans acquired with deteriorated credit quality	$1,793	$9,663	$1,723	$3,972	$18,800	$45	$0	$35,996

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2011

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	1,230	897	2,765	7,069	6,290	1,354	0	19,605
Recoveries	2	639	1,924	248	136	356	0	3,305
Provision	1,782	(551)	(274)	9,048	6,567	988	(419)	17,141

Ending balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874

Ending Balance: individually evaluated for impairment	$269	$596	$5,888	$1,925	$2,480	$0	$0	$11,158
Ending Balance: collectively evaluated for impairment	$3,401	$11,051	$14,915	$11,955	$16,671	$2,151	$2,572	$62,716
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$743,502	$1,553,259	$1,212,205	$1,897,658	$549,877	$283,712	$0	$6,240,213
Ending Balance: individually evaluated for impairment	$2,321	$29,794	$25,532	$18,288	$20,835	$0	$0	$96,770
Ending Balance: collectively evaluated for impairment	$738,596	$1,514,173	$1,184,565	$1,877,287	$508,921	$280,947	$0	$6,104,489

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2011

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: loans acquired with deteriorated credit quality	$2,585	$9,292	$2,108	$2,083	$20,121	$2,765	$0	$38,954

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($31,962)	$11,472

Goodwill not subject to amortization			$371,650

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($30,484)	$12,950

Goodwill not subject to amortization			$371,693

During the year of 2011, United acquired Centra adding preliminary amounts of $60,099 to goodwill and $12,439 to core deposit intangible assets. United incurred amortization expense of $724 and $1,486 for the quarter and six months ended June 30, 2012, respectively, and $354 and $737 for the quarter and six months ended June 30, 2011, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2012	$2,843
2013	1,969
2014	1,478
2015	1,149
2016 and thereafter	5,511

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2012, federal funds purchased were $14,035 while securities sold under agreements to repurchase were $251,042. The securities sold under agreements to repurchase were accounted for as collateralized borrowings. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2012, United had no outstanding balance under this line of credit.

Effective December 31, 2011, United Bank (VA) no longer participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. All amounts due to the U.S. Treasury were paid by year-end 2011.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2012, United had an unused borrowing amount of approximately $1,674,452 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At June 30, 2012, United had $86,613 of FHLB advances with a weighted-average interest rate of 4.40% scheduled to mature within the next seven years.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2012	$0
2013	29,138
2014	26,585
2015	4,708
2016 and thereafter	26,182

Total	$86,613

At June 30, 2012, United has a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2012 and December 31, 2011, the outstanding balances of the Debentures were $203,614 and $203,557, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

As part of the acquisition of Centra on July 8, 2011, United assumed all the obligations of Centra and its subsidiaries. Centra had two statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Centra. At merger, the outstanding balance of Centra’s Debentures was $20 million.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of June 30, 2012.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $1,817,926 and $1,667,859 of loan commitments outstanding as of June 30, 2012 and December 31, 2011, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $250 and $290 as of June 30, 2012 and December 31, 2011, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $100,742 and $130,034 as of June 30, 2012 and December 31, 2011, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis. The fees associated with these letters of credit are immaterial.

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

These lawsuits are substantially similar to class action lawsuits being filed against financial institutions nationwide. With respect to the first putative class action, in July of 2012, the federal court denied a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. With respect to the second putative class action, in September of 2011, the West Virginia state court ruled on a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. Although the West Virginia state court denied the motion as to United Bank, Inc.

of West Virginia, the motion was granted, without prejudice, as to United Bankshares, Inc. In July of 2012, the state court certified a question to the West Virginia Supreme Court of Appeals concerning whether the West Virginia Consumer Credit Protection Act applies to United Bank’s overdraft practices.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of June 30, 2012, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at June 30, 2012.

Derivative Classifications and Hedging Relationships

June 30, 2012

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$53,311	5.14%

Total Derivatives Used in Fair Value Hedges	$53,311

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$53,311

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,186	Other assets	$3,817

Total derivatives not designated as hedging instruments		$3,186		$3,817

Total asset derivatives		$3,186		$3,817

	Liability Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$2,458	Other liabilities	$1,233

Total derivatives designated as hedging instruments		$2,458		$1,233

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,186	Other liabilities	$3,817

Total derivatives not designated as hedging instruments		$3,186		$3,817

Total liability derivatives		$5,644		$5,050

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 are presented as follows:

			Three Months Ended
	Income Statement Location		June 30, 2012	June 30, 2011
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(75)	$21

Total derivatives in fair value hedging relationships			$(75)	$21

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$315	$289
Interest rate contracts (2)	Other expense		$(315)	$(289)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(75)	$21

			Six Months Ended
	Income Statement Location		June 30, 2012	June 30, 2011
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(54)	$41

Total derivatives in fair value hedging relationships			$(54)	$41

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$631	$806
Interest rate contracts (2)	Other expense		$(631)	$(806)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(54)	$41

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2012, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at June 30, 2012. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at June 30, 2012 ranged from LIBOR plus 6.00% to LIBOR plus 30.00%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 13%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2012 Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$284,487	$0	$284,487	$0
State and political subdivisions	89,012	0	89,012	0
Residential mortgage-backed securities
Agency	132,288	0	132,288	0
Non-agency	25,866	0	25,866	0
Asset-backed securities	13,861	0	13,861	0
Trust preferred collateralized debt obligations	40,229	0	0	40,229
Single issue trust preferred securities	12,160	490	11,670	0
Other corporate securities	5,182	0	5,182	0

Total available for sale debt securities	603,085	490	562,366	40.229
Available for sale equity securities:
Financial services industry	2,452	2,104	348	0
Equity mutual funds (1)	705	705	0	0
Other equity securities	902	902	0	0

Total available for sale equity securities	4,059	3,711	348	0

Total available for sale securities	607,144	4,201	562,714	40,229
Derivative financial assets:
Interest rate contracts	3,186	0	3,186	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,644	0	5,644	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,547	$0	$303,547	$0
State and political subdivisions	98,848	0	98,848	0
Residential mortgage-backed securities
Agency	193,404	0	193,404	0
Non-agency	37,541	364	37,177	0
Trust preferred collateralized debt obligations	42,369	0	0	42,369
Single issue trust preferred securities	11,760	428	11,332	0
Other corporate securities	5,090	0	5,090	0

Total available for sale debt securities	692,559	792	649,398	42,369
Available for sale equity securities:
Financial services industry	2,243	1,923	320	0
Equity mutual funds (1)	860	860	0	0
Other equity securities	856	856	0	0

Total available for sale equity securities	3,959	3,639	320	0

Total available for sale securities	696,518	4,431	649,718	42,369
Derivative financial assets:
Interest rate contracts	3,817	0	3,817	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,050	0	5,050	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2012 and December 31, 2011 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2012	December 31, 2011
Balance, beginning of period	$42,369	$49,908
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(2,965)	(17,252)
Included in other comprehensive income	825	9,713
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, ending of period	$40,229	$42,369

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2012. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first six months of 2012, due to the fact that there were no indicators of possible impairment.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2012	Fair Value Measurements at June 30, 2012 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$53,605	$0	$39,111	$14,494	$790
OREO	48,608	0	46,417	2,191	2,770

Description	Balance as of December 31, 2011	Fair Value Measurements at December 31, 2011 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$43,759	$0	$29,429	$14,330	$1,598
OREO	51,760	0	45,249	6,511	1,840

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Cash and cash equivalents	$673,208	$673,208	$0	$673,208	$0
Securities available for sale	607,144	607,144	4,201	562,714	40,229
Securities held to maturity	53,274	51,494	0	45,799	5,695
Other securities	62,436	62,049	0	0	62,049
Loans held for sale	9,279	9,279	0	9,279	0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans	6,241,503	6,159,146	0	0	6,159,146
Derivative financial assets	3,186	3,186	0	3,186	0
Deposits	6,860,441	6,886,526	0	6,886,526	0
Short-term borrowings	265,077	265,077	0	265,077	0
Long-term borrowings	290,227	295,778	0	295,778	0
Derivative financial liabilities	5,644	5,644	0	5,644	0

December 31, 2011
Cash and cash equivalents	$636,003	$636,003	$0	$636,003	$0
Securities available for sale	696,518	696,518	4,431	649,718	42,369
Securities held to maturity	59,289	56,181	0	50,471	5,710
Other securities	68,412	65,399	0	0	65,399
Loans held for sale	3,902	3,902	0	3,902	0
Loans	6,162,836	6,152,791	0	0	6,152,791
Derivative financial assets	3,817	3,817	0	3,817	0
Deposits	6,819,010	6,850,251	0	6,850,251	0
Short-term borrowings	254,766	254,766	0	254,766	0
Long-term borrowings	345,366	354,496	0	354,496	0
Derivative financial liabilities	5,050	5,050	0	5,050	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. The 2011 LTI Plan replaced the 2006 Stock Option Plan which expired during the second quarter of 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first six months of 2012, a total of 188,775 non-qualified stock options and 52,700 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $495 thousand and $884 thousand related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the second quarter and first six months of 2012, respectively, as compared to the compensation expense of $336 thousand and $462 thousand related to the nonvested awards under the 2006 Stock Option Plan incurred for the second quarter and first six months of 2011, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of June 30, 2012, and the changes during the first six months of 2012 are presented below:

	Six Months Ended June 30, 2012
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2012	1,682,018			$29.55
Granted	188,775			29.40
Exercised	7,510			15.34
Forfeited or expired	30,655			27.07

Outstanding at June 30, 2012	1,832,628	$1,287	5.2	$29.64

Exercisable at June 30, 2012	1,037,003	$219	2.7	$32.09

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2012:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	607,600	$7.09
Granted	188,775	6.86
Vested	0	0.00
Forfeited or expired	750	6.25

Nonvested at June 30, 2012	795,625	$7.04

During the six months ended June 30, 2012 and 2011, 7,510 and 24,160 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the six months ended June 30, 2012 and 2011. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2012 and 2011 was $98 thousand and $353 thousand, respectively.

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

The following summarizes the changes to United’s restricted common shares for the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	0	$0.00
Granted	52,700	29.40
Vested	0	0.00
Forfeited	0	0.00

Outstanding at June 30, 2012	52,700	$29.40

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

Net periodic pension cost for the three and six months ended June 30, 2012 and 2011 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$696	$618	$1,392	$1,230
Interest cost	1,201	1,122	2,400	2,232
Expected return on plan assets	(1,989)	(2,078)	(3,978)	(4,133)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	1,027	569	2,052	1,131
Amortization of prior service cost	0	0	0	0

Net periodic pension (benefit) cost	$935	$231	$1,866	$460

Weighted-Average Assumptions:
Discount rate	5.15%	5.75%	5.15%	5.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of June 30, 2012, United has provided a liability for $2,112 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2008 through December 31, 2010.

As of June 30, 2012 and 2011, the total amount of accrued interest related to uncertain tax positions was $921 and $205, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net Income	$21,049	$17,452	$42,059	$35,337
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(4,675)	(5,002)	(6,280)	(9,860)
Related income tax effect	1,636	1,751	2,198	3,451
Less : OTTI charges recognized in net income	1,742	4,096	3,119	6,206
Related income tax benefit	(610)	(1,433)	(1,092)	(2,172)
Reclassification of previous noncredit OTTI to credit OTTI	2,037	4,131	2,896	5,974
Related income tax benefit	(713)	(1,446)	(1,014)	(2,091)

Net unrealized (losses) gains on AFS securities with OTTI	(583)	2,097	(173)	(1,508
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	(1,684)	(2,981)	(1,098)	(143)
Related income tax effect	589	1,043	384	50
Net reclassification adjustment for (gains) losses included in net income	(48)	(630)	34	(1,202)
Related income tax expense (benefit)	17	221	(12)	421

	(1,126)	(2,347)	(692)	(874)

Net effect of AFS securities on other comprehensive income	(1,709)	(250)	(865)	634
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	4	4
Related income tax expense	(1)	(1)	(2)	(2)

Net effect of HTM securities on other comprehensive income	1	1	2	2
Pension plan:
Recognized net actuarial loss	1,026	569	2,052	1,131
Related income tax benefit	(406)	(227)	(814)	(446)

Net effect of change in pension plan asset on other comprehensive income	620	342	1,238	685

Total change in other comprehensive income	(1,088)	93	375	1,321

Total Comprehensive Income	$19,961	$17,545	$42,434	$36,658

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Basic
Net Income	$21,049	$17,452	$42,059	$35,337

Average common shares outstanding	50,274,665	43,645,541	50,255,019	43,637,497

Earnings per basic common share	$0.42	$0.40	$0.84	$0.81

Diluted
Net Income	$21,049	$17,452	$42,059	$35,337

Average common shares outstanding	50,274,665	43,645,541	50,255,019	43,637,497
Equivalents from stock options	33,563	30,866	44,963	48,706

Average diluted shares outstanding	50,308,228	43,676,407	50,299,982	43,686,203

Earnings per diluted common share	$0.42	$0.40	$0.84	$0.81

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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$7,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	6.67% Fixed, until October 2012	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 2.08%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036

United, through its banking subsidiaries, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities are immaterial, however; these partnerships are not consolidated as United is not deemed to be the primary beneficiary.

On July 11, 2012, a wholly-owned subsidiary of United submitted a redemption notice to the trustee of Sequoia Trust I, to redeem $5.0 million of the trust preferred securities outstanding. The Federal Reserve Board did not object to the partial redemption of the securities. The redemption will be made by a cash payment on August 20, 2012 (the “Redemption Date”) equal to the redemption price of 104.581% of $5.0 million of the principal amount of the Securities (total of $5.23 million) plus any accrued and unpaid interest up to the Redemption Date. The partial redemption will be funded with excess cash currently available to United.

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2012			As of December 31, 2011
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$206,310	$199,561	$6,749	$206,258	$199,593	$6,665

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2012, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

In addition, on July 8, 2011, United completed its acquisition of Centra Financial Holdings, Inc. (Centra) of Morgantown, West Virginia. The results of operations of Centra are included in the consolidated results of operations from the date of acquisition. As a result, the comparisons of the second quarter and first half of 2012 to the second quarter and first half of 2011 are impacted by increased levels of average balances, income, expense, and asset quality results due to the acquisition. At consummation, Centra had assets of approximately $1.3 billion, loans of $1.0 billion, deposits of $1.1 billion and shareholders’ equity of $131 million.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At June 30, 2012, the allowance for loan losses was $73.4 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.3 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first six months of 2012 net income by approximately $4.8 million, or $0.09 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At June 30, 2012, approximately 8.43% of total assets, or $712.54 million, consisted of financial instruments recorded at fair value. Of this total, approximately 92.01% or $655.63 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 7.99% or $56.91 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At June 30, 2012, only $5.64 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of June 30, 2012 were $8.46 billion which was an increase of $5.54 million or less than 1% from December 31, 2011. The increase was primarily the result of a $78.21 million or 1.25% increase in portfolio loans, a $37.21 million or 5.85% increase in cash and cash equivalents and a $5.38 million or 137.80% increase in loans held for sale. Partially offsetting these increases in total assets was a decrease in investment securities of $101.37 million or 12.30% and a decrease of $12.56 million or 3.59% in other assets. The increase in total assets is reflected in a corresponding increase in shareholders’ equity of $12.34 million or 1.27% while total liabilities decreased $6.80 million or less than 1% from year-end 2011. The decrease in total liabilities was due mainly to decreases of $44.83 million or 7.47% and $3.66 million or 5.94% in borrowings and accrued expenses and other liabilities, respectively. These decreases in total liabilities was partially offset by a $41.43 million or less than 1% increase in deposits.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2012 increased $37.21 million or 5.85% from year-end 2011. Of this total increase, cash and due from banks increased $29.60 million or 23.01% due to a $20.83 million increase in cash held with the Federal Reserve and a $4.14 million increase in cash. In addition, interest-bearing deposits with other banks increased $7.90 million or 1.56% as United placed its excess cash in an interest-bearing account with the Federal Reserve. During the first six months of 2012, net cash of $61.07 million and $8.38 million was provided by operating activities and investing activities, respectively. Net cash of $32.25 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2012 and 2011.

Securities

Total investment securities at June 30, 2012 decreased $101.37 million or 12.30% from year-end 2011. Securities available for sale decreased $89.37 million or 12.83%. This change in securities available for sale mainly reflects $996.15 million in sales, maturities and calls of securities, $912.37 million in purchases, and a decrease of $4.45 million in market value. Securities held to maturity decreased $6.02 million or 10.15% from year-end 2011 due primarily to calls and maturities of securities. Other investment securities decreased $5.98 million or 8.74% from year-end 2011.

The following table summarizes the changes in the available for sale securities since year-end 2011:

(Dollars in thousands)	June 30 2012	December 31 2011	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$284,487	$303,547	$(19,060)	(6.28%)
State and political subdivisions	89,012	98,848	(9,836)	(9.95%)
Mortgage-backed securities	158,154	230,945	(72,791)	(31.52%)
Asset-backed securities	13,861	0	13,861	100.00%
Marketable equity securities	4,059	3,959	100	2.53%
Trust preferred collateralized debt obligations	40,229	42,369	(2,140)	(5.05%)
Single issue trust preferred securities	12,160	11,760	400	3.40%
Corporate securities	5,182	5,090	92	1.81%

Total available for sale securities, at fair value	$607,144	$696,518	$(89,374)	(12.83%)

The following table summarizes the changes in the held to maturity securities since year-end 2011:

(Dollars in thousands)	June 30 2012	December 31 2011	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,991	$11,062	$(71)	(0.64%)
State and political subdivisions	11,998	12,794	(796)	(6.22%)
Mortgage-backed securities	68	77	(9)	(11.69%)
Single issue trust preferred securities	26,992	32,116	(5,124)	(15.95%)
Other corporate securities	3,225	3,240	(15)	(0.46%)

Total held to maturity securities, at amortized cost	$53,274	$59,289	$(6,015)	(10.15%)

At June 30, 2012, gross unrealized losses on available for sale securities were $68.73 million. Securities in an unrealized loss position at June 30, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

As of June 30, 2012, United’s mortgage-backed securities had an amortized cost of $157.16 million, with an estimated fair value of $158.23 million. The portfolio consisted primarily of $126.34 million in agency residential mortgage-backed securities with a fair value of $132.37 million and $30.81 million in non-agency residential mortgage-backed securities with an estimated fair value of $25.87 million.

As of June 30, 2012, United’s corporate securities had an amortized cost of $150.12 million, with an estimated fair value of $83.12 million. The portfolio consisted primarily of $99.64 million in pooled trust preferred securities with a fair value of $40.23 million and $42.26 million in single issue trust preferred securities with an estimated fair value of $34.49 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities with an amortized cost of $8.22 million and a fair value of $8.41 million, only one of which was individually significant.

The pooled trust preferred securities consisted of positions in 23 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities and does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $19.14 million of the Company’s pooled securities, while mezzanine tranches represent $80.50 million. Of the $80.50 million in mezzanine tranches, $13.03 million are now in the senior position as the senior notes have been paid to a zero balance. As of June 30, 2012, $9.27 million of the pooled trust preferred securities were investment grade, $5.00 million were split-rated, and the remaining $85.37 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

As of June 30, 2012, United’s single issue trust preferred securities had an amortized cost of $42.26 million. Of the $42.26 million, $10.89 million or 25.77% were investment grade; $9.38 million or 22.21% were split-rated; $14.10 million or 33.37% were below investment grade; and $7.88 million or 18.66% were unrated. The three largest exposures accounted for 58.03% of the $42.26 million. These included Wells Fargo at $9.89 million, SunTrust Bank at $7.38 million and Peoples Bancorp, Inc. at $7.25 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

During the first six months of 2012, United recognized net other-than-temporary impairment charges totaling $2.97 million and $154 thousand, respectively, on certain TRUP CDOs and non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of June 30, 2012 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $5.38 million or 137.80% as loan originations exceeded loan sales in the secondary market during the first six months of 2012. Portfolio loans, net of unearned income, increased $78.21 million or 1.25% from year-end 2011 mainly due to an $86.17 million or 2.46% increase in the total commercial, financial and agricultural loans category, a $23.06 million or 4.19% increase in construction and land development loans and a $9.22 million or 3.25% increase in other consumer loans. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $107.61 million or 4.69% while commercial loans (not secured by real estate) decreased $21.44 million or 1.77%. Partially offsetting these increases in portfolio loans was a decrease of $31.86 million or 1.68% in residential real estate loans.

The following table summarizes the changes in the loan categories since year-end 2011:

(Dollars in thousands)	June 30 2012	December 31 2011	$ Change	% Change
Loans held for sale	$9,279	$3,902	$5,377	137.80%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$724,624	$743,502	$(18,878)	(2.54%)
Nonowner-occupied commercial real estate	1,679,749	1,553,259	126,490	8.14%
Other commercial loans	1,190,765	1,212,205	(21,440)	(1.77%)

Total commercial, financial, and agricultural	$3,595,138	$3,508,966	$86,172	2.46%
Residential real estate	1,865,800	1,897,658	(31,858)	(1.68%)
Construction & land development	572,936	549,877	23,059	4.19%
Consumer:
Bankcard	10,764	11,519	(755)	(6.55%)
Other consumer	282,168	272,193	9,975	3.66%
Less: Unearned income	(11,890)	(3,503)	(8,387)	239.42%

Total Loans, net of unearned income	$6,314,916	$6,236,710	$78,206	1.25%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $12.56 million or 3.59% from year-end 2011 due mainly to decreases in income tax receivable of $5.42 million, deferred tax assets of $1.85 million, OREO of $3.15 million, prepaid FDIC assessments of $2.80 million due to payments of previously accrued insurance premiums and core deposit intangibles of $1.48 million due to amortization. Partially offsetting these decreases from year-end 2011 was an increase of $2.57 million in cash surrender values of bank-owned life insurance policies.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2012 remained flat, increasing $41.43 million or less than 1% from year-end 2011. In terms of composition, noninterest-bearing deposits increased $124.13 million or 7.67% while interest-bearing deposits decreased $82.70 million or 1.59% from December 31, 2011.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $72.31 million or 6.44%, public noninterest-bearing deposits of $44.45 million or 48.71% and personal noninterest-bearing deposits of $17.01 million or 4.46%.

The decrease in interest-bearing deposits was due mainly to a $117.43 million or 5.46% decrease in interest-bearing MMDAs, a $77.95 million or 6.42% decrease in time deposits under $100,000, and a $33.52 million or 3.11% decrease in time deposits over $100,000 due in large part to historically low interest rates. The $117.43 million decrease in interest-bearing MMDAs is mainly due to a $169.91 million or 12.33% decrease in personal MMDAs which was partially offset by a $62.41 million or 97.26% increase in public funds MMDAs. The $77.95 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $80.33 million. The $33.52 million decrease in time deposits over $100,000 is due to a $16.52 million decrease in Deposit Account Registry Service (CDARS) balances over $100,000 and a $15.85 million decrease in fixed rate CDs over $100,000. Partially offsetting these decreases in interest-bearing deposits was a $111.87 million or 39.30% increase in interest-bearing checking deposits mainly due to increases in state and municipal interest-bearing checking accounts of

$56.81 million, personal interest-bearing checking accounts of $31.52 million and commercial interest-bearing checking accounts of $23.54 million. In addition, regular savings accounts increased $34.33 million or 7.25% mainly due to an increase of $32.41 million in personal savings accounts. With low market interest rates, depositors moved their funds into short-term interest MMDAs and savings accounts where they can wait for rates to increase before extending maturities.

The following table summarizes the changes in the deposit categories since year-end 2011:

(Dollars In thousands)	June 30 2012	December 31 2011	$ Change	% Change
Demand deposits	$921,258	$878,838	$42,420	4.83%
Interest-bearing checking	396,538	284,670	111,868	39.30%
Regular savings	508,150	473,819	34,331	7.25%
Money market accounts	2,854,727	2,890,445	(35,718)	(1.24%)
Time deposits under $100,000	1,136,010	1,213,964	(77,954)	(6.42%)
Time deposits over $100,000	1,043,758	1,077,274	(33,516)	(3.11%)

Total deposits	$6,860,441	$6,819,010	$41,431	0.61%

Borrowings

Total borrowings at June 30, 2012 decreased $44.83 million or 7.47% during the first six months of 2012. Since year-end 2011, short-term borrowings increased $10.31 million or 4.05% due to a $6.92 million increase in federal funds purchased which was partially offset by a $3.40 million decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $55.14 million or 15.97% since year-end 2011 due to a net repayment of $55.20 million in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2011:

(Dollars in thousands)	June 30 2012	December 31 2011	$ Change	% Change
Federal funds purchased	$14,035	$7,120	$6,915	97.12%
Securities sold under agreements to repurchase	251,042	247,646	3,396	1.37%
Long-term FHLB advances	86,613	141,809	(55,196)	(38.92%)
Issuances of trust preferred capital securities	203,614	203,557	57	0.03%

Total borrowings	$555,304	$600,132	$(44,828)	(7.47%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2012 decreased $3.66 million or 5.94% from year-end 2011. In particular, incentives payable decreased $1.40 million, other accrued expenses decreased $2.07 million and other taxes payable declined $1.37 million. Partially offsetting these decreases in accrued expenses and other liabilities was an increase of $1.56 million in income taxes payable due to a timing difference in payments.

Shareholders’ Equity

Shareholders’ equity at June 30, 2012 increased $12.34 million or 1.27% from December 31, 2011 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $10.88 million for the first six months of 2012.

Accumulated other comprehensive income was flat, increasing $375 thousand or less than 1% due mainly to the after-tax accretion of pension costs of $1.24 million and the after tax non-credit portion of OTTI losses of $173 thousand for the first six months of 2012. United’s available for sale investment portfolio decreased $692 thousand, net of deferred income taxes, for the first six months of 2012.

RESULTS OF OPERATIONS

Overview

Net income for the first six months of 2012 was $42.06 million or $0.84 per diluted share compared to $35.34 million or $0.81 per share for the first six months of 2011. Net income for the second quarter of 2012 was $21.05 million or $0.42 per diluted share, as compared to $17.45 million or $0.40 per diluted share for the prior year second quarter. United’s annualized return on average assets for the first six months of 2012 was 1.00% and return on average shareholders’ equity was 8.60% as compared to 1.00% and 8.85% for the first six months of 2011. For the second quarter of 2012, United’s annualized return on average assets was 1.00% and return on average shareholders’ equity was 8.58% as compared to 0.98% and 8.66% for the second quarter of 2011. United’s returns compare favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of 0.93% and average return on equity of 8.54% for the first quarter of 2012.

As previously stated, the impact of the Centra merger is included in the second quarter and first six months of 2012 but not the second quarter and first six months of 2011. In addition, the results for the first half and second quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $3.12 million and $1.74 million, respectively, on certain investment securities. Results for the first half and second quarter of 2011 included before-tax, net gains of $1.18 million and $630 thousand, respectively, on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $6.21 million and $4.10 million, respectively, on certain investment securities.

Net interest income for the first half of 2012 was $138.02 million, an increase of $20.04 million or 16.98% from the prior year’s first six months. Net interest income for the second quarter of 2012 was $69.06 million, an increase of $10.43 million or 17.80% from prior year’s second quarter. The provision for credit losses was $7.57 million and $3.44 million for the first half and second quarter of 2012, respectively, as compared to $9.24 million and $4.80 million for the first six months and second quarter of 2011, respectively.

Noninterest income for the first six months of 2012 was $32.91 million which was an increase of $4.93 million or 17.61% from the first six months of 2011. For the second quarter of 2012, noninterest income was $16.59 million, an increase of $3.25 million or 24.40% from the second quarter of 2011. Included in noninterest income were the previously mentioned net gains on the sale of securities and other-than-temporary impairment charges on investment securities. For the first six months of 2012, noninterest expense increased $16.37 million or 19.22% from the first six months of 2011. For the second quarter of 2012, noninterest expense increased $9.58 million or 22.97% from the second quarter of 2011.

For the first six months of 2012 and 2011, income tax expense was $19.79 million and $16.25 million, respectively. The effective tax rate for the first six months of 2012 and 2011 was 32.00% and 31.50%, respectively. Income taxes for the second quarter of 2012 were $9.91 million as compared to $8.03 million for the second quarter of 2011. For the quarters ended June 30, 2012 and 2011, United’s effective tax rates were 32.00% and 31.50%, respectively.

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

Net interest income for the first six months of 2012 was $138.02 million, which was an increase of $20.04 million or 16.98% from the first half of 2011. The $20.04 million increase in net interest income occurred because total interest income increased $16.60 million while total interest expense declined $3.44 million from the first six months of 2011. Net interest income for the second quarter of 2012 was $69.06 million, which was an increase of $10.43 million or 17.80% from the second quarter of 2011. The $10.43 million increase in net interest income occurred because total interest income increased $8.67 million while total interest expense declined $1.76 million from the second quarter of 2011. On a linked-quarter basis, net interest income for the second quarter of 2012 was flat from the first quarter of 2012, increasing $89 thousand or less than 1%. The $89 thousand increase in net interest income occurred because total interest income declined $683 thousand while total interest expense declined $772 thousand from the first quarter of 2012. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first half of 2012 was $141.25 million, an increase of $20.18 million or 16.66% from the first half of 2011. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Centra acquisition. Average earning assets increased $1.23 billion or 19.63% from the first half of 2011. Average net loans increased $1.00 billion or 19.50% for the first half of 2012. In addition, the average cost of funds declined 30 basis points from the first half of 2011. Partially offsetting the increases to tax-equivalent net interest income for the first half of 2012 was a decline of 34 basis points in the average yield on earning assets for the first half of 2012 as compared to the same period in 2011. The net interest margin for the first half of 2012 was 3.77%, which was a decrease of 11 basis points from a net interest margin of 3.88% for the first half of 2011.

Tax-equivalent net interest income for the second quarter of 2012 was $70.62 million, an increase of $10.36 million or 17.19% from the second quarter of 2011. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Centra acquisition. Average earning assets increased $1.23 billion or 19.44% from the second quarter of 2011. Average net loans increased $1.01 billion or 19.68% for the second quarter of 2012. In addition, the average cost of funds declined 29 basis points from the second quarter of 2011. Partially offsetting the increases to tax-equivalent net interest income for the second quarter of 2012 was a decline of 30 basis points in the average yield on earning assets for the second quarter of 2012 as compared to the same quarter in 2011. The net interest margin for the second quarter of 2012 was 3.76%, which was a decrease of 7 basis points from a net interest margin of 3.83% for the second quarter of 2011.

On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2012 was flat from the first quarter of 2012. The slight decrease of less than 1% was due mainly to a decrease in the average yield on earning assets. The second quarter of 2012 average yield on earning assets declined 6 basis points while the average cost of funds decreased 5 basis points from the first quarter of 2012. Average earning assets were flat, increasing $36.84 million or less than 1% during the quarter. Average net loans were flat for the quarter as well, increasing $10.16 million or less than 1%. Average investments declined $58.85 million or 7.21%. Average short-term investments increased $85.53 million or 15.96% for the quarter. The net interest margin of 3.76% for the second quarter of 2012 was a decrease of 2 basis points from the net interest margin of 3.78% for the first quarter of 2012.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2012, June 30, 2011 and March 31, 2012 and the six months ended June 30, 2012 and June 30, 2011.

	Three Months Ended
(Dollars in thousands)	June 30 2012	June 30 2011	March 31 2012
Net interest income, GAAP basis	$69,055	$58,621	$68,966
Tax-equivalent adjustment (1)	1,560	1,637	1,669

Tax-equivalent net interest income	$70,615	$60,258	$70,635

	Six Months Ended
(Dollars in thousands)	June 30 2012	June 30 2011
Net interest income, GAAP basis	$138,021	$117,984
Tax-equivalent adjustment (1)	3,229	3,090

Tax-equivalent net interest income	$141,250	$121,074

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2012 and 2011, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$621,329	$415	0.27%	$375,664	$284	0.30%
Investment Securities:
Taxable	655,014	4,134	2.52%	699,019	5,858	3.35%
Tax-exempt	101,833	1,362	5.35%	89,487	1,493	6.67%

Total Securities	756,847	5,496	2.91%	788,506	7,351	3.73%
Loans, net of unearned income (2)	6,231,171	76,754	4.95%	5,217,503	66,437	5.10%
Allowance for loan losses	(73,931)			(72,909)

Net loans	6,157,240		5.01%	5,144,594		5.18%

Total earning assets	7,535,416	$82,665	4.41%	6,308,764	$74,072	4.71%

Other assets	945,307			817,711

TOTAL ASSETS	$8,480,723			$7,126,475

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,166,826	$8,315	0.65%	$4,308,770	$9,740	0.91%
Short-term borrowings	278,692	66	0.10%	247,706	26	0.04%
Long-term borrowings	308,934	3,669	4.78%	336,139	4,048	4.83%

Total Interest-Bearing Funds	5,754,452	12,050	0.84%	4,892,615	13,814	1.13%

Noninterest-bearing deposits	1,691,478			1,375,842
Accrued expenses and other liabilities	47,600			49,367

TOTAL LIABILITIES	7,493,530			6,317,824
SHAREHOLDERS’ EQUITY	987,193			808,651

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$8,480,723			$7,126,475

NET INTEREST INCOME		$70,615			$60,258

INTEREST SPREAD			3.57%			3.58%
NET INTEREST MARGIN			3.76%			3.83%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$578,564	$758	0.26%	$346,188	$576	0.34%
Investment Securities:
Taxable	681,765	8,998	2.64%	696,660	12,520	3.59%
Tax-exempt	104,505	2,782	5.33%	92,175	3,102	6.73%

Total Securities	786,270	11,780	3.00%	788,835	15,622	3.96%
Loans, net of unearned income (2)	6,225,697	153,584	4.96%	5,221,329	133,184	5.14%
Allowance for loan losses	(73,536)			(72,925)

Net loans	6,152,161		5.02%	5,148,404		5.21%

Total earning assets	7,516,995	$166,122	4.44%	6,283,427	$149,382	4.78%

Other assets	944,800			819,635

TOTAL ASSETS	$8,461,795			$7,103,062

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,165,330	$16,932	0.66%	$4,315,545	$20,251	0.95%
Short-term borrowings	274,669	125	0.09%	245,691	53	0.04%
Long-term borrowings	327,128	7,815	4.80%	336,799	8,004	4.79%

Total Interest-Bearing Funds	5,767,127	24,872	0.87%	4,898,035	28,308	1.17%

Non-interest bearing deposits	1,664,510			1,348,198
Accrued expenses and other liabilities	46,690			51,367

TOTAL LIABILITIES	7,478,327			6,297,600
SHAREHOLDERS’ EQUITY	983,468			805,462

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$8,461,795			$7,103,062

NET INTEREST INCOME		$141,250			$121,074

INTEREST SPREAD			3.57%			3.61%
NET INTEREST MARGIN			3.77%			3.88%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first six months of 2012 and 2011 was $7.57 million and $9.24 million, respectively. For the quarters ended June 30, 2012 and 2011, the provision for loan losses was $3.44 million and $4.80 million, respectively. Net charge-offs for the first six months of 2012 were $8.03 million as compared to $9.14 million for the first six months of 2011. Net charge-offs were $4.04 million for the second quarter of 2012 as compared to net charge-offs of $4.64 million for the same quarter in 2011. These lower amounts of provision expense and net charge-offs for 2012 compared to 2011 were due mainly to a reduction in deteriorating consumer loans necessitating charge-offs. Annualized net charge-offs as a percentage of average loans were 0.26% for both the second quarter and first six months of 2012. This ratio compares favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 0.70% for the first quarter of 2012. On a linked-quarter basis, United’s provision for credit losses decreased $697 thousand while net charge-offs increased $40 thousand from the first quarter of 2012.

At June 30, 2012, nonperforming loans were $77.56 million or 1.23% of loans, net of unearned income compared to nonperforming loans of $79.66 million or 1.28% of loans, net of unearned income at December 31, 2011. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $10.03 million at June 30, 2012, a decrease of $6.15 million or 38.02% from $16.18 million at year-end 2011. The decrease in loans past due 90 days or more was primarily due to the migration of credits into more current loan pools as a result of renewals of several large maturities into current status. At June 30, 2012, nonaccrual loans were $63.28 million, an increase of $3.39 million or 5.66% from $59.89 million at year-end 2011. The increase in nonaccrual loans was primarily due to deterioration in borrowers’ financial condition and the decline of real estate values securing commercial loans. Restructured loans were $4.26 million at June 30, 2012 as compared to $3.59 million restructured loans at year-end 2011. The increase of $663 thousand was due to the restructure of a commercial loan. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $126.17 million, including OREO of $48.61 million at June 30, 2012, represented 1.49% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 2.62% at March 31, 2012.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At June 30, 2012, impaired loans were $105.21 million, which was a decrease of $22.83 million or 17.83% from the $128.04 million in impaired loans at December 31, 2011. This decrease in impaired loans was due mainly to decreased outstanding principal associated with impaired loans in the Company’s non-owner occupied commercial real estate and construction and land development portfolios as a result of repayment of principal through the sale of associated collateral. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At June 30, 2012, the allowance for credit losses was $75.53 million which was comparable to $75.73 million at December 31, 2011.

At June 30, 2012, the allowance for loan losses was $73.41 million as compared to $73.87 million at December 31, 2011. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.16% at June 30, 2012 and 1.18% of loans, net of unearned income at December 31, 2011. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 94.64% and 92.73% at June 30, 2012 and December 31, 2011, respectively. The coverage ratio for United’s Federal Reserve peer group was 85.99% at March 31, 2012. For United, this ratio at June 30, 2012 increased from the ratio at December 31, 2011 because nonperforming loans decreased $2.10 million or 2.64% while the allowance for loan losses was relatively flat from year-end 2011, decreasing $461 thousand or less than 1%. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of

$813 thousand or 1.14%. The increased allocations did not increase the overall level of the reserve because of a decrease in the estimate for imprecision of $1.27 million. The decrease in the estimate for imprecision is attributable to total allocations matching up more precisely with reserve balances resulting in a smaller unallocated component of the overall estimate. The Company’s detailed methodology and analysis indicated only a slight decrease in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and increased loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at June 30, 2012 produced increased allocations in three of the six loan categories. The allowance allocated to commercial real estate nonowner-occupied loans increased by $681 thousand due to an increase in historical loss rates. The real estate construction and development loan pool experienced an increase in allocation of $4.06 million primarily due to an increase in the allocation for the pool based on increased adjusted outstanding balances as well as an increase in allocations for impairments. Offsetting these increases was a decrease in the other commercial loan pool of $3.39 million. The decrease was driven by a combination of lower loan outstandings, lower historical loss rates and a decrease in specific allocations for impaired loans of $597 thousand. The commercial real estate owner-occupied loan pool allocation experienced a decrease of $596 thousand primarily due to recognition of the credit mark against acquired loans. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2011 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $11.80 million at June 30, 2012 and $11.16 million at December 31, 2011. Compared to the prior year-end, this element of the allowance increased by $642 thousand due to increased specific allocations for the residential real estate and real estate construction and development loan pools partially offset by a decrease in specific allocations for the other commercial loan pool.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at June 30, 2012 by $1.27 million to $1.30 million. This estimate for imprecision represents 1.72% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.53 million at June 30, 2012 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has established lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income was $32.91 million for the first six months of 2012 which was an increase of $4.93 million or 17.61% from the first six months of 2011. For the second quarter of 2012, noninterest income was $16.59 million, an increase of $3.25 million or 24.40% from the second quarter of 2011.

Net losses on investment securities transactions for the first six months of 2012 were $3.00 million as compared to net losses of $5.03 million for the first six months of 2011. Included in net losses on investment securities for the first six months of 2012 were before-tax other-than-temporary impairment charges of $3.12 million on certain investment securities. Included in net losses on investment securities for the first six months of 2011 were before-tax, other-than-temporary impairment charges of $6.21 million on certain investment securities and a before-tax, net gain of $1.18 million on the sale of investment securities. Excluding the results of security transactions, noninterest income for the first six months of 2012 would have increased $2.91 million or 8.80% from the same period in 2011. For the second quarter of 2012, net losses on investment securities transactions were $1.54 million as compared to net losses of $3.47 million for the second quarter of 2011. Included in net losses on investment securities transactions for the second quarter of 2012 were before-tax other-than-temporary impairment charges of $1.74 million on certain investment securities. Included in net losses on investment securities transactions for the second quarter of 2011 were before-tax, other-than-temporary impairment charges of $4.10 million on certain investment securities and a before-tax, net gain of $630 thousand on the sale of investment securities. Excluding the results of security transactions, noninterest income for the second quarter of 2012 would have increased $1.33 million or 7.92% from the second quarter of 2011.

Revenue from trust and brokerage services for the first six months of 2012 increased $1.25 million or 18.53% from the first six months of 2011. Revenue from trust and brokerage services was $8.00 million for the first six months of 2012 as compared to $6.75 million for the first six months of 2011. For the second quarter of 2012, revenue from trust and brokerage services increased $576 thousand or 16.76% from the prior year’s second quarter. Revenue from trust and brokerage services was $4.01 million for the second quarter of 2012 as compared to $3.44 million for the second quarter of 2011. The higher amounts of revenue in 2012 were due to increases in volume and the value of assets under management.

Fees from deposit services for the first six months of 2012 were $20.71 million, an increase of $733 thousand or 3.67% from the first six months of 2011. In particular, ATM fees and debit card income increased $503 thousand and $491 thousand, respectively, during the first six months of 2012. In addition, account analysis fees and service charges increased $198 thousand and $188 thousand, respectively. Partially offsetting these increases was a decrease in overdraft fees of $614 thousand for the first six months of 2012. For the second quarter of 2012, fees from deposit services were $10.39 million which was relatively flat from the second quarter of 2011. In particular, increases in debit card income and ATM fees of $361 thousand and $132 thousand, respectively, were offset by a decline in overdraft fees of $415 thousand.

Fees from bankcard services increased $147 thousand or 11.87% and $55 thousand or 8.05%, for the first six months and second quarter of 2012, respectively, as compared to the same time periods in 2011. Fees from bankcard services were $1.39 million and $738 thousand for the first six months and second quarter of 2012, respectively, as compared to $1.24 million and $683 thousand, respectively, for the first six months and second quarter of 2011. The increases for 2012 were due to a higher volume of transactions.

Income from bank-owned life insurance increased slightly for the first six months and second quarter of 2012 as compared to the first six months and second quarter of 2011. These increases in income as compared to the same time period in 2011 were due to increases in the cash surrender values of the insurance policies as well as additional policies acquired in the Centra merger.

Mortgage banking income increased $436 thousand or 119.45% and $352 thousand or 268.70% for the first six months and second quarter of 2012 from the same periods in 2011. These increases were due primarily to increased mortgage loan sales in the secondary market. Mortgage loan sales were $48.10 million in the first six months of 2012 as compared to $21.29 million in the first six months of 2011. Mortgage loan sales were $23.15 million in the second quarter of 2012 as compared to $7.55 million in the second quarter of 2011.

Other income decreased $144 thousand or 9.93% for the first six months of 2012. This decrease in other income is due mainly to a decrease of $175 thousand from derivatives not in a hedging relationship as a result of a change in value. For the second quarter of 2012, other income increased $49 thousand or 8.18% due mainly to an increase of $26 thousand from derivatives not in a hedging relationship as a result of a change in value. Corresponding amounts of expense from derivatives not in a hedging relationship are included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the second quarter of 2012 increased $261 thousand from the first quarter of 2012. Included in the results for the second quarter of 2012 and first quarter of 2012 were noncash, before-tax, other-than-temporary impairment charges of $1.74 million and $1.38 million, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have increased $345 thousand or 1.94% on a linked-quarter basis due primarily to an increase of $165 thousand in mortgage banking income due to an increased spread on the sales of mortgage loans in the secondary market.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2012, noninterest expense increased $16.37 million or 19.22% from the first six months of 2011. Noninterest expense increased $9.58 million or 22.97% for the second quarter of 2012 compared to the same period in 2011. These increases were mainly the result of the Centra merger.

Employee compensation increased $5.99 million or 20.03% for the first six months of 2012 when compared to the first six months of 2011. Employee compensation for the second quarter of 2012 increased $2.95 million or 19.65% from the second quarter of 2011. These increases were due mainly to the additional employees from the Centra merger.

Employee benefits expense for the first six months of 2012 increased $2.51 million or 29.45% for the first six months of 2011. Employee benefits expense for the second quarter of 2012 increased $1.69 million or 40.96% from the second quarter of 2011. Both increases were due mainly to the additional employees from the Centra merger. Specifically within employee benefits expense, pension expense increased $1.65 million and $943 thousand for the first six months and second quarter of 2012, respectively, from the same periods last year. In addition, health insurance expense increased $394 thousand and $476 thousand while FICA expense increased $179 thousand and $181 thousand for the first six months and second quarter of 2012, respectively, from the same periods last year.

Net occupancy expense for the first six months and second quarter of 2012 increased $1.84 million or 21.53% and $1.18 million or 28.53%, respectively, from the first six months and second quarter of 2011. The increase was due mainly to the additional offices acquired from Centra. In particular, building rental expense increased $772 thousand and $374 thousand for the first six months and second quarter of 2012, respectively, while building depreciation increased $375 thousand and $176 thousand, respectively, during the same time periods in 2012. In addition, building maintenance increased $302 thousand and $290 thousand for the first six months and second quarter of 2012, respectively.

Other real estate owned (OREO) expense for the first six months and second quarter of 2012 increased $1.49 million or 49.60% and $927 thousand or 75.18%, respectively, from the first six months and second quarter of 2011. The increase was due mainly to decreases in the fair values of OREO properties.

Equipment expense for the first six months of 2012 increased $1.24 million or 39.79% from the first six months of 2011. Equipment expense for the second quarter of 2012 increased $954 thousand or 65.39% from the second quarter of 2011. These increases were due to higher depreciation and maintenance expense as a result of the Centra merger.

Data processing expense increased $171 thousand or 3.01% for the first six months of 2012 as compared to the first six months of 2011. For the second quarter of 2012, data processing expense decreased $113 thousand or 4.11% from the second quarter of 2011.

Bankcard processing expense for the first six months and second quarter of 2012 increased $142 thousand or 29.89% and $136 thousand or 74.73%, respectively, from the first six months and second quarter of 2011. The increase was due to a higher volume of transactions.

FDIC insurance expense for the first six months and second quarter of 2012 decreased $1.61 million or 34.61% and $832 thousand or 35.75%, respectively, from the first six months and second quarter of 2011. The decreases were due to lower premiums.

Other expense for the first six months and second quarter of 2012 increased $4.61 million or 21.66% and $2.68 million or 25.68% from the first six months and second quarter of 2011, respectively. These increases were due mainly to higher general operating expenses as a result of the Centra merger. In particular, ATM expense for the first six months and second quarter of 2012 increased $452 thousand and $531 thousand, respectively, from the same time periods last year. Other increases for the first six months and second quarter of 2012 included amortization expense on intangibles of $749 thousand and $370 thousand, consulting and legal expenses of $910 thousand and $409 thousand, advertising expenses of $607 thousand and $283 thousand, and office supplies of $495 thousand and $368 thousand, respectively.

On a linked-quarter basis, noninterest expense for the second quarter of 2012 increased $990 thousand or 1.97% from the first quarter of 2012. This increase was due primarily to increases of $631 thousand in employee benefits due to higher health insurance expense and $477 thousand in equipment expense due to increased depreciation and maintenance costs.

Income Taxes

Income tax expense for the first half of 2012 and 2011 was $19.79 million and $16.25 million, respectively. For the first half of 2012 and 2011, United’s effective tax rate was 32.00% and 31.50%, respectively. Income taxes for the second quarter of 2012 were $9.91 million as compared to $8.03 million for the second quarter of 2011. For the quarters ended June 30, 2012 and 2011, United’s effective tax rate was 32.00% and 31.50%, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of June 30, 2012, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.11 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2011 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at June 30, 2012 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2011 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the six months ended June 30, 2012, cash of $61.07 million was provided by operating activities due mainly to net income of $42.06 million for the first six months of 2012. Net cash of $8.38 million was provided by investing activities which was primarily due to net proceeds of $89.74 million from the sales, calls and maturities of investment securities over purchases. Partially offsetting the net cash provided from the sales of investment securities was cash used for the net growth in loans of $86.24 million. During the first six months of 2012, net cash of $32.25 million was used in financing activities due primarily to the net repayment of $55.20 million in long-term FHLB advances and the payment of cash dividends in the amount of $31.14 million for the first six months of 2012. Partially offsetting these uses of cash in financing activities was cash provided by a growth in deposits of $43.55 million and short-term borrowings of $10.31 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $37.21 million for the first six months of 2012.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 14.00% at June 30, 2012 and 13.83% at December 31, 2011, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.74% and 10.43%, respectively, at June 30, 2012, are also well above regulatory minimum requirements.

Total shareholders’ equity was $981.18 million at June 30, 2012, which increased $12.34 million or 1.27% from December 31, 2011. United’s equity to assets ratio was 11.60% at June 30, 2012 as compared to 11.46% at December 31, 2011. The primary capital ratio, capital and reserves to total assets and reserves, was 12.38% at June 30, 2012 as compared to 12.25% at December 31, 2011. United’s average equity to average asset ratio was 11.62% for the first half of 2012 as compared to 11.34% for the first half of 2011. All of these financial measurements reflect a financially sound position.

During the second quarter of 2012, United’s Board of Directors declared a cash dividend of $0.31 per share. Cash dividends were $0.62 per common share for the first six months of 2012. Total cash dividends declared were $15.61 million for the second quarter of 2012 and $31.18 million for the first six months of 2012 as compared to $13.10 million and $26.19 million, respectively, for the second quarter and first six months of 2011.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2012 and December 31, 2011:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	June 30, 2012	December 31, 2011
+200	6.56%	8.61%
+100	2.03%	3.58%
-100	(0.59%)	(1.43%)

At June 30, 2012, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.03% over one year as compared to an increase of 3.58% at December 31, 2011. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 6.56% over one year as of June 30, 2012, as compared to an increase of 8.61% as of December 31, 2011. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.59% over one year as of June 30, 2012 as compared to a decrease of 1.43%, over one year as of December 31, 2011. With the federal funds rate at 0.25% at June 30, 2012 and December 31, 2011, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At June 30, 2012, United’s mortgage related securities portfolio had an amortized cost of $157 million, of which approximately $86 million or 55% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.8 years and a weighted average yield of 4.72%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 2.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 3.6%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 18%.

United had approximately $34 million in 15-year mortgage backed securities with a projected yield of 4.80% and a projected average life of 2.9 years as of June 30, 2012. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7.1 years and a weighted average maturity (WAM) of 7.5 years.

United had approximately $5 million in 20-year mortgage backed securities with a projected yield of 4.82% and a projected average life of 2.7 years on June 30, 2012. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 9.3 years and a weighted average maturity (WAM) of 10.1 years.

United had approximately $7 million in 30-year mortgage backed securities with a projected yield of 6.54% and a projected average life of 3.9 years on June 30, 2012. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 12 years and a weighted average maturity (WAM) of 17 years.

The remaining 17% of the mortgage related securities portfolio at June 30, 2012, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2012, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2012 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

These lawsuits are substantially similar to class action lawsuits being filed against financial institutions nationwide. With respect to the first putative class action, in July of 2012, the federal court denied a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. With respect to the second putative class action, in September of 2011, the West Virginia state court ruled on a motion to dismiss filed by United Bankshares, Inc. and United Bank, Inc. of West Virginia. Although the West Virginia state court denied the motion as to United Bank, Inc. of West Virginia, the motion was granted, without prejudice, as to United Bankshares, Inc. In July of 2012, the state court certified a question to the West Virginia Supreme Court of Appeals concerning whether the West Virginia Consumer Credit Protection Act applies to United Bank’s overdraft practices.

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

There have been no United equity securities sales during the quarter ended June 30, 2012 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2012	0	$00.00	0	322,200
5/01 – 5/31/2012	95	$29.28	0	322,200
6/01 – 6/30/2012	0	$00.00	0	322,200

Total	95	$29.28	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2012, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2012, the following shares were purchased for the deferred compensation plan: May 2012 – 95 shares at an average price of $29.28.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: August 8, 2012	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date: August 8, 2012	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a)

3.2	Bylaws	(b)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	81

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	82

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	83

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	84

101	Interactive data file (XBRL)	(c)

Footnotes:

*	Furnished not filed.
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.
(c)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.