Form 10-Q
period 2012-09-30
UNITED BANKSHARES INC/WV
filed 2012-11-08
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Class - Common Stock, $2.50 Par Value; 50,275,298 shares outstanding as of October 31, 2012.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2012 and December 31, 2011, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2012, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30 2012	December 31 2011
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$138,026	$128,627
Interest-bearing deposits with other banks	297,281	506,367
Federal funds sold	1,021	1,009

Total cash and cash equivalents	436,328	636,003
Securities available for sale at estimated fair value (amortized cost-$703,383 at September 30, 2012 and $752,085 at December 31, 2011)	650,145	696,518
Securities held to maturity (estimated fair value-$51,747 at September 30, 2012 and $56,181 at December 31, 2011)	52,929	59,289
Other investment securities	63,639	68,412
Loans held for sale	12,905	3,902
Loans	6,428,330	6,234,280
Less: Unearned income	(5,717)	(3,503)

Loans net of unearned income	6,422,613	6,230,777
Less: Allowance for loan losses	(73,748)	(73,874)

Net loans	6,348,865	6,156,903
Bank premises and equipment	73,411	76,442
Goodwill	375,583	375,626
Accrued interest receivable	27,916	26,461
Other assets	339,657	351,914

TOTAL ASSETS	$8,381,378	$8,451,470

Liabilities
Deposits:
Noninterest-bearing	$1,807,199	$1,619,162
Interest-bearing	4,946,725	5,199,848

Total deposits	6,753,924	6,819,010
Borrowings:
Federal funds purchased	15,441	7,120
Securities sold under agreements to repurchase	273,041	247,646
Federal Home Loan Bank borrowings	86,513	141,809
Other long-term borrowings	198,487	203,557
Reserve for lending-related commitments	1,788	1,853
Accrued expenses and other liabilities	63,755	61,631

TOTAL LIABILITIES	7,392,949	7,482,626

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 at September 30, 2012 and December 31, 2011, including 591,632 and 654,682 shares in treasury at September 30, 2012 and December 31, 2011, respectively	127,169	127,169
Surplus	238,187	238,761
Retained earnings	706,672	692,043
Accumulated other comprehensive loss	(63,384)	(66,758)
Treasury stock, at cost	(20,215)	(22,371)

TOTAL SHAREHOLDERS’ EQUITY	988,429	968,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,381,378	$8,451,470

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$75,524	$77,632	$226,852	$208,812
Interest on federal funds sold and other short-term investments	145	366	903	942
Interest and dividends on securities:
Taxable	4,843	5,686	13,841	18,206
Tax-exempt	824	1,017	2,633	3,033

Total interest income	81,336	84,701	244,229	230,993

Interest expense
Interest on deposits	7,844	9,667	24,776	29,918
Interest on short-term borrowings	59	53	184	106
Interest on long-term borrowings	3,419	4,229	11,234	12,233

Total interest expense	11,322	13,949	36,194	42,257

Net interest income	70,014	70,752	208,035	188,736
Provision for loan losses	4,346	3,637	11,915	12,873

Net interest income after provision for loan losses	65,668	67,115	196,120	175,863

Other income
Fees from trust and brokerage services	4,170	3,280	12,167	10,027
Fees from deposit services	10,521	10,462	31,226	30,434
Bankcard fees and merchant discounts	866	1,237	2,251	2,475
Other service charges, commissions, and fees	513	455	1,690	1,290
Income from bank-owned life insurance	1,247	1,544	3,791	3,947
Income from mortgage banking	819	205	1,620	570
Other income	686	1,272	1,992	2,722

Total other-than-temporary impairment losses	(1,606)	(3,453)	(4,991)	(7,339)
Portion of loss recognized in other comprehensive income	(649)	(4,469)	(383)	(6,789)

Net other-than-temporary impairment losses	(2,255)	(7,922)	(5,374)	(14,128)
Net gains on sales/calls of investment securities	67	445	184	1,626

Net investment securities losses	(2,188)	(7,477)	(5,190)	(12,502)

Total other income	16,634	10,978	49,547	38,963

Other expense
Employee compensation	17,258	16,970	53,130	46,855
Employee benefits	5,271	4,361	16,286	12,870
Net occupancy expense	5,060	5,051	15,423	13,578
Other real estate owned (OREO) expense	2,160	2,129	6,648	5,129
Equipment expense	2,051	2,230	6,400	5,341
Data processing expense	3,675	2,941	9,523	8,618
Bankcard processing expense	342	274	959	749
FDIC insurance expense	1,489	2,308	4,539	6,972
Other expense	16,563	12,609	42,475	33,907

Total other expense	53,869	48,873	155,383	134,019

Income before income taxes	28,433	29,220	90,284	80,807
Income taxes	9,099	9,204	28,891	25,454

Net income	$19,334	$20,016	$61,393	$55,353

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Earnings per common share:
Basic	$0.38	$0.40	$1.22	$1.21

Diluted	$0.38	$0.40	$1.22	$1.21

Dividends per common share	$0.31	$0.30	$0.93	$0.90

Average outstanding shares:
Basic	50,276,074	49,628,087	50,262,089	45,656,304
Diluted	50,295,162	49,636,382	50,298,998	45,692,106

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$19,334	$20,016	$61,393	$55,353

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	2,379	1,323	1,514	1,957
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	2	2	4	4
Change in pension plan assets, net of tax	617	340	1,856	1,026

Comprehensive income, net of tax	$22,332	$21,681	$64,767	$58,340

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2012
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2012	50,867,630	$127,169	$238,761	$692,043	($66,758)	($22,371)	$968,844

Comprehensive income:
Net income	0	0	0	61,393	0	0	61,393
Other comprehensive income, net of tax	0	0	0	0	3,374	0	3,374

Total comprehensive income, net of tax							64,767
Stock based compensation expense	0	0	1,380	0	0	0	1,380
Distribution of treasury stock for deferred compensation plan (3,318 shares)	0	0	0	0	0	96	96
Purchase of treasury stock (338 shares)	0	0	0	0	0	(10)	(10)
Cash dividends ($0.93 per share)	0	0	0	(46,764)	0	0	(46,764)
Grant of restricted stock (52,700 shares)	0	0	(1,816)	0	0	1,816	0
Common stock options exercised (7,510 shares)	0	0	(138)	0	0	254	116

Balance at September 30, 2012	50,867,630	$127,169	$238,187	$706,672	($63,384)	($20,215)	$988,429

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended September 30
	2012	2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$89,202	$78,923

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	6,270	4,837
Proceeds from sales of securities available for sale	4,346	23,860
Proceeds from maturities and calls of securities available for sale	1,410,192	1,049,184
Purchases of securities available for sale	(1,372,429)	(1,044,536)
Redemption of bank-owned life insurance policies	0	822
Purchases of bank premises and equipment	(4,376)	(5,341)
Proceeds from sales of bank premises and equipment	2,205	24
Proceeds of sales and redemptions of other investment securities	9,988	6,733
Purchases of other investment securities	(5,665)	0
Acquisition of Centra Financial Holdings, Inc., net of cash paid	0	49,085
Net change in loans	(203,877)	10,710

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(153,346)	95,378

FINANCING ACTIVITIES
Cash dividends paid	(46,745)	(39,280)
Excess tax benefits from stock-based compensation arrangements	35	159
Acquisition of treasury stock	(10)	(13)
Proceeds from exercise of stock options	116	379
Repayment of long-term Federal Home Loan Bank borrowings	(55,296)	(50,277)
Redemption of issued trust preferred securities	(5,155)	0
Distribution of treasury stock for deferred compensation plan	96	74
Changes in:
Deposits	(62,288)	83,252
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	33,716	38,540

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(135,531)	32,834

(Decrease) Increase in cash and cash equivalents	(199,675)	207,135

Cash and cash equivalents at beginning of year	636,003	461,389

Cash and cash equivalents at end of period	$436,328	$668,524

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2012 and 2011 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2011 has been extracted from the audited financial statements included in United’s 2011 Annual Report to Shareholders with amounts for loans, goodwill and other assets adjusted for the finalization of the purchase price allocation for the Centra merger. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2011 Annual Report of United on Form 10-K. To conform to the 2012 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The amended guidance changes several aspects of the fair value measurement guidance ASC 820, “Fair Value Measurement”, and includes several new fair value disclosure requirements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on United’s financial condition or results of operations.

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

The aggregate purchase price was approximately $170 million, including common stock valued at $161.4 million and $8.6 million of cash paid for vested stock options and fractional shares. The number of shares issued in the transaction was 6,548,473, which were valued based on the closing market price of $24.65 for United’s common shares on July 8, 2011. The preliminary purchase price was allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of approximately $60 million and $12 million, respectively. During the third quarter of 2012, United finalized the acquisition-price accounting for Centra and made revisions to the preliminary estimates for the valuation of loans, deferred taxes and goodwill. Revisions to the preliminary estimates resulted in a decrease of $5.93 million to loans and increases of $2.00 million to deferred taxes and $3.93 million to goodwill, respectively.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Centra acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $30.72 million on the loans acquired from Centra, a premium on interest-bearing deposits of $6.53 million and a discount of $564 thousand on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2012, the premium on the interest-bearing deposits has an estimated remaining life of six months while the discount on the junior subordinated debt securities has an estimated remaining life of 3.7 years. United assumed approximately $621 thousand of liabilities to provide severance benefits to terminated employees of Centra. As of September 30, 2012, no balance remained on these liabilities.

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

In conjunction with the Centra merger, the acquired loan portfolio was accounted for at fair value as follows:

July 8, 2011
Contractually required principal and interest at acquisition	$1,377,211
Contractual cash flows not expected to be collected	(39,812)

Expected cash flows at acquisition	1,337,399
Interest component of expected cash flows	(321,297)

Basis in acquired loans at acquisition – estimated fair value	$1,016,102

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

The consideration paid for Centra’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

Purchase price:
Value of common shares issued (6,548,473 shares)	$161,420
Cash for stock options and fractional shares	8,576

Total purchase price	169,996

Identifiable assets:
Cash and cash equivalents	57,661
Investment securities	128,078
Loans held for sale	2,062
Loans	1,016,102
Premises and equipment	20,126
Core deposit intangibles	12,439
Other assets	53,656

Total identifiable assets	$1,290,124
Identifiable liabilities:
Deposits	$1,132,885
Short-term borrowings	28,566
Long-term borrowings	19,436
Other liabilities	3,273

Total identifiable liabilities	1,184,160

Net assets acquired including identifiable intangible assets	105,964

Resulting goodwill	$64,032

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2011	$ 375,626
Reductions:
Options exercised from previous acquisitions	(43)

Goodwill at September 30, 2012	$ 375,583

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2012
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$351,536	$1,022	$5	$352,553	$0
State and political subdivisions	80,813	4,114	1	84,926	0
Residential mortgage-backed securities
Agency	107,983	5,644	0	113,627	0
Non-agency	27,462	480	2,384	25,558	1,793
Asset-backed securities	12,811	0	32	12,779	0
Trust preferred collateralized debt obligations	96,096	0	58,728	37,368	47,226
Single issue trust preferred securities	15,276	353	3,701	11,928	0
Other corporate securities	4,995	335	0	5,330	0
Marketable equity securities	6,411	203	538	6,076	0

Total	$703,383	$12,151	$65,389	$650,145	$49,019

	December 31, 2011
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,484	$75	$12	$303,547	$0
State and political subdivisions	94,794	4,092	38	98,848	0
Residential mortgage-backed securities
Agency	185,543	8,036	175	193,404	0
Non-agency	39,526	607	2,592	37,541	2,234
Trust preferred collateralized debt obligations	104,161	0	61,792	42,369	47,167
Single issue trust preferred securities	15,242	304	3,786	11,760	0
Other corporate securities	4,994	96	0	5,090	0
Marketable equity securities	4,341	80	462	3,959	0

Total	$752,085	$13,290	$68,857	$696,518	$49,401

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2012 and December 31, 2011.

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
September 30, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,276	$5	$0	$0
State and political subdivisions	660	1	0	0
Residential mortgage-backed securities
Agency	0	0	0	0
Non-agency	0	0	9,627	2,384
Asset-backed securities	12,779	32	0	0
Trust preferred collateralized debt obligations	0	0	37,368	58,728
Single issue trust preferred securities	0	0	6,981	3,701
Marketable equity securities	733	519	318	19

Total	$29,448	$557	$54,294	$64,832

	Less than 12 months		12 months or longer
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
December 31, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$196,988	$12	$0	$0
State and political subdivisions	3,760	25	968	13
Residential mortgage-backed securities
Agency	14,789	175	0	0
Non-agency	0	0	12,369	2,592
Trust preferred collateralized debt obligations	0	0	42,369	61,792
Single issue trust preferred securities	412	88	6,956	3,698
Marketable equity securities	2,009	433	133	29

Total	$217,958	$733	$62,795	$68,124

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Proceeds from sales and calls	$418,389	$362,048	$1,414,539	$1,073,045
Gross realized gains	29	451	112	1,673
Gross realized losses	12	5	129	26

At September 30, 2012, gross unrealized losses on available for sale securities were $65,389 on 65 securities of a total portfolio of 335 available for sale securities. Securities in an unrealized loss position at September 30, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to debt securities issued by financial institutions. In determining whether or not a security is other-than-temporary impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio is rated either AAA or AA. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 59% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 41% includes collateral that was originated in the years of 2006 and 2007. Ninety-nine percent of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities estimated by management after full evaluation of the underlying collateral including recent performance statistics. At September 30, 2012, United determined that one of the non-agency residential mortgage-backed securities was other-than temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2012 on this non-agency residential mortgage-backed security, which is not expected to be sold, was $468 thousand.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the third quarter of 2012, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2012 consisted of $2.97 million in split-rated bonds and $12.30 million in below investment grade bonds.

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

At September 30, 2012, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2012 related to these securities was $1.79 million. At September 30, 2012, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $47.23 million as compared to $47.17 million at December 31, 2011.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of September 30, 2012 consisted of $9.21 million in investment grade bonds, $5.00 million in split-rated bonds and $81.89 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs in an unrealized loss position twelve months or greater as of September 30, 2012:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$8,485	$4,085	$4,400	$0	$5,000	$3,485
Senior – Insurance	9,205	7,004	2,201	9,205	0	0
Mezzanine – Bank (now in senior position)	11,835	4,931	6,904	0	0	11,835
Mezzanine – Bank	54,691	17,057	37,634	0	0	54,691
Mezzanine – Insurance	6,500	3,090	3,410	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,380	1,201	4,179	0	0	5,380

Totals	$96,096	$37,368	$58,728	$9,205	$5,000	$81,891

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade pooled trust preferred securities in the table above range from a low of BBB to a high of AA+. The ratings of the split-rated pooled trust preferred securities range from a low of CCC+ to a high of A2, while the below investment grade pooled trust preferred securities range from a low of CCC- to a high of Ba1. The available for sale single issue trust preferred securities’ ratings range from a low of CC to a high of BBB.

The Company has recognized cumulative credit-related other-than-temporary impairment of $34.70 million on sixteen pooled trust preferred securities since the third quarter of 2009. Of the remaining seven securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 77.7% to a high of 329.0%, with a median of 114.9%, and a weighted average of 175.2%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is possible for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at September 30, 2012.

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
Senior – Bank	$8,485	85.6 - 86.6%	12.9 - 13.3%	6.3 - 8.8%	0.5 - 1.0%	4.0 - 6.2%	$1,219
Senior – Insurance	9,205	82.8 - 92.8%	0.0 - 0.0%	4.8 - 9.3%	1.0 - 1.0%	6.3 - 6.4%	0
Mezzanine – Bank (now in senior position)	11,835	80.3 - 80.6%	3.6 - 9.1%	1.9 - 2.7%	0.3 - 1.0%	7.5 - 8.0%	6,537
Mezzanine – Bank	54,691	65.0 - 91.5%	7.5 - 20.6%	3.3 - 31.3%	0.3 - 0.8%	5.4 - 9.0%	24,196
Mezzanine – Insurance	6,500	82.8 - 86.5%	0.0 - 0.0%	8.0 - 9.3%	0.0 - 1.0%	6.3 - 7.9%	0
Mezzanine – Bank & Ins.	5,380	60.9 - 76.2%	13.4 - 18.8%	16.7 - 31.7%	0.3 - 0.8%	6.3 - 6.7%	2,744

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 65.0% to 91.5%. The weighted average percentage of performing collateral is 78.5%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.
(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.38% to 1.20%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of September 30, 2012 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of September 30, 2012, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of September 30, 2012, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the third quarter of 2012, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2012 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2011	$55,738
Additions for credit losses on securities for which OTTI was not previously recognized	85
Additions for additional credit losses on securities for which OTTI was previously recognized	5,289

Balance of cumulative credit losses at September 30, 2012	$61,112

The amortized cost and estimated fair value of securities available for sale at September 30, 2012 and December 31, 2011 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$205,843	$206,048	$259,162	$259,267
Due after one year through five years	193,345	196,671	128,279	130,898
Due after five years through ten years	105,201	109,730	91,031	96,345
Due after ten years	192,583	131,620	269,272	206,049
Marketable equity securities	6,411	6,076	4,341	3,959

Total	$703,383	$650,145	$752,085	$696,518

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,954	$2,661	$0	$13,615
State and political subdivisions	14,689	183	0	14,872
Residential mortgage-backed securities
Agency	65	11	0	76
Non-agency	0	0	0	0
Single issue trust preferred securities	26,996	0	4,037	22,959
Other corporate securities	225	0	0	225

Total	$52,929	$2,855	$4,037	$51,747

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,062	$2,785	$0	$13,847
State and political subdivisions	12,794	207	1	13,000
Residential mortgage-backed securities
Agency	77	12	0	89
Non-agency	0	0	0	0
Single issue trust preferred securities	32,116	0	6,111	26,005
Other corporate securities	3,240	0	0	3,240

Total	$59,289	$3,004	$6,112	$56,181

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2012, the Company’s three largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.89 million), SunTrust Bank ($7.38 million), and Peoples Bancorp Inc. ($7.25 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls that have been included in earnings as a result of those calls. Gains or losses on calls of held-to-maturity securities are recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gross realized gains	$0	$0	$151	$1
Gross realized losses	0	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2012 and December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$780	$785	$1,011	$1,019
Due after one year through five years	8,828	9,830	8,548	9,684
Due after five years through ten years	9,106	10,822	10,370	12,115
Due after ten years	34,215	30,310	39,360	33,363

Total	$52,929	$51,747	$59,289	$56,181

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $604,671 and $634,944 at September 30, 2012 and December 31, 2011, respectively.

4. LOANS

Major classifications of loans are as follows:

	September 30, 2012	December 31, 2011
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$723,969	$743,502
Nonowner-occupied commercial real estate	1,733,615	1,553,259
Other commercial loans	1,274,150	1,212,205

Total commercial, financial & agricultural	3,731,734	3,508,966
Residential real estate	1,854,332	1,891,725
Construction & land development	557,284	549,877
Consumer:
Bankcard	10,670	11,519
Other consumer	274,310	272,193

Total gross loans	$6,428,330	$6,234,280

The table above does not include loans held for sale of $12,905 and $3,902 at September 30, 2012 and December 31, 2011, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above includes acquired impaired loans from the Centra merger with a recorded investment of $34,428 and $38,954 or less than 1% of total gross loans, at September 30, 2012 and December 31, 2011, respectively. The contractual principal in these acquired impaired loans was $57,637 and $65,051 at September 30, 2012 and December 31, 2011, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first nine months of 2012 follows.

Accretable yield at the beginning of the period	$2,323
Additions	0
Accretion (including cash recoveries)	(2,393)
Net reclassifications to accretable from non-accretable	3,627
Maturities, foreclosures and charge-offs	(333)

Accretable yield at the ending of the period	$3,224

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $187,961 and $189,763 at September 30, 2012 and December 31, 2011, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2012, United had TDRs of $4,091 as compared to $3,592 as of December 31, 2011. Of the $4,091 aggregate balance of TDRs at September 30, 2012, $1,277 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $3,592 aggregate balance of TDRs at December 31, 2011, $1,528 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of September 30, 2012, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At September 30, 2012, United had restructured loans in the amount of $2,160 that were modified by a reduction in the interest rate, $1,277 that were modified by a combination of a reduction in the interest rate and the principal and $654 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2012, segregated by class of loans:

Troubled Debt Restructurings

For the Nine Months Ended September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	0	0	0
Residential real estate	1	640	654
Construction & land development	1	731	625
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	2	$1,371	$1,279

No loans were restructured during the third quarter of 2012. During the first nine months of 2012, $625 of restructured loans was modified by a combination of a reduction in the interest rate and change in terms and the remaining $654 of restructured loans was modified by a change in terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three and nine months ended September 30, 2012. These loans were restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off during the respective time periods.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	1	625	1	625
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$625	1	$625

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of September 30, 2012

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,194	$16,734	$23,928	$700,041	$723,969	$3,074
Nonowner-occupied	12,244	9,998	22,242	1,711,373	1,733,615	48
Other commercial	29,791	25,643	55,434	1,218,716	1,274,150	1,637
Residential real estate	47,201	23,021	70,222	1,784,110	1,854,332	5,932
Construction & land development	4,734	19,014	23,748	533,536	557,284	688
Consumer:
Bankcard	407	191	598	10,072	10,670	191
Other consumer	7,954	1,012	8,966	265,344	274,310	905

Total	$109,525	$95,613	$205,138	$6,223,192	$6,428,330	$12,475

Age Analysis of Past Due Loans

As of December 31, 2011

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,625	$4,707	$9,332	$734,170	$743,502	$1,597
Nonowner-occupied	16,694	13,285	29,979	1,523,280	1,553,259	2,233
Other commercial	7,131	14,153	21,284	1,190,921	1,212,205	761
Residential real estate	52,654	26,617	79,271	1,812,454	1,891,725	8,833
Construction & land development	13,809	17,820	31,629	518,248	549,877	1,840
Consumer:
Bankcard	222	176	398	11,121	11,519	176
Other consumer	5,739	841	6,580	265,613	272,193	739

Total	$100,874	$77,599	$178,473	$6,055,807	$6,234,280	$16,179

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	September 30, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$13,660	$3,110
Nonowner-occupied	9,950	11,052
Other commercial	24,006	13,392
Residential real estate	17,089	17,784
Construction & land development	18,326	15,980
Consumer:
Bankcard	0	0
Other consumer	107	102

Total	$83,138	$61,420

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2012
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$664,198	$1,605,048	$1,175,048	$470,567
Special mention	23,080	72,654	56,403	25,976
Substandard	36,691	55,913	40,654	60,741
Doubtful	0	0	2,045	0

Total	$723,969	$1,733,615	$1,274,150	$557,284

As of December 31, 2011
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$679,651	$1,407,006	$1,073,347	$462,517
Special mention	38,150	67,035	78,158	41,093
Substandard	25,701	79,218	57,436	45,267
Doubtful	0	0	3,264	1,000

Total	$743,502	$1,553,259	$1,212,205	$549,877

Credit Quality Indicators Consumer Credit Exposure
As of September 30, 2012
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,811,442	$10,072	$265,514
Special mention	9,843	407	7,821
Substandard	33,047	191	975
Doubtful	0	0	0

Total	$1,854,332	$10,670	$274,310

As of December 31, 2011
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,784,363	$11,079	$265,995
Special mention	56,722	304	5,366
Substandard	50,640	136	832
Doubtful	0	0	0

Total	$1,891,725	$11,519	$272,193

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$13,851	$14,183	$0	$3,540	$4,934	$0
Nonowner-occupied	10,768	14,420	0	30,382	32,573	0
Other commercial	3,775	5,284	0	7,831	9,405	0
Residential real estate	5,527	7,499	0	18,750	20,613	0
Construction & land development	9,536	11,889	0	23,654	33,172	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	120	144	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,094	$1,094	$371	$1,638	$1,638	$269
Nonowner-occupied	4,579	5,579	1,213	2,086	2,413	596
Other commercial	30,569	33,071	8,692	20,453	22,630	5,888

	Impaired Loans
	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential real estate	9,395	10,788	2,266	8,868	10,867	1,925
Construction & land development	12,992	16,988	3,091	10,714	12,210	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$14,945	$15,277	$371	$5,178	$6,572	$269
Nonowner-occupied	15,347	19,999	1,213	32,468	34,986	596
Other commercial	34,344	38,355	8,692	28,284	32,035	5,888
Residential real estate	14,922	18,287	2,266	27,618	31,480	1,925
Construction & land development	22,528	28,877	3,091	34,368	45,382	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	120	144	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$14,169	$163	$6,958	$57
Nonowner-occupied	20,208	159	15,554	674
Other commercial	5,269	51	3,901	100
Residential real estate	8,539	33	10,871	264
Construction & land development	9,546	44	11,219	191
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	251	21
With an allowance recorded:
Commercial real estate:
Owner-occupied	$982	$10	$499	$0
Nonowner-occupied	4,201	30	3,806	75
Other commercial	28,477	166	13,660	1,215
Residential real estate	9,272	5	11,637	185
Construction & land development	13,628	73	7,254	115
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$15,151	$173	$7,457	$57
Nonowner-occupied	24,409	189	19,360	749
Other commercial	33,746	217	17,561	1,315
Residential real estate	17,811	38	22,508	449
Construction & land development	23,174	117	18,473	306
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	251	21

	Impaired Loans
	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$10,652	$569	$12,475	$98
Nonowner-occupied	24,192	441	12,621	911
Other commercial	5,681	157	11,317	198
Residential real estate	11,764	245	15,081	384
Construction & land development	13,435	282	26,915	342
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	529	21
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,107	$44	$499	$0
Nonowner-occupied	3,495	100	4,113	139
Other commercial	25,781	1,527	8,495	1,276
Residential real estate	9,388	417	15,627	328
Construction & land development	12,861	252	8,542	188
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$11,759	$613	$12,974	$98
Nonowner-occupied	27,687	541	16,734	1,050
Other commercial	31,462	1,684	19,812	1,474
Residential real estate	21,152	662	30,708	712
Construction & land development	26,296	534	35,457	530
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	529	21

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first nine months of 2012, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,788 and $1,853 at September 30, 2012 and December 31, 2011, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended September 30, 2012

	Commercial Real Estate						Allowance
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	for Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$3,074	$12,328	$17,413	$13,839	$23,212	$2,249	$1,298	$73,413
Charge-offs	377	87	983	1,975	692	339	0	4,453
Recoveries	17	30	49	235	37	74	0	442
Provision	793	499	3,386	2,668	(3,551)	493	58	4,346

Ending balance	$3,507	$12,770	$19,865	$14,767	$19,006	$2,477	$1,356	$73,748

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2012

	Commercial Real Estate						Allowance
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	for Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	491	2,566	1,527	6,818	1,825	1,148	0	14,375
Recoveries	30	82	1,227	668	53	274	0	2,334
Provision	298	3,607	(638)	7,037	1,627	1,200	(1,216)	11,915

Ending balance	$3,507	$12,770	$19,865	$14,767	$19,006	$2,477	$1,356	$73,748

Ending Balance: individually evaluated for impairment	$370	$1,214	$8,692	$2,266	$3,091	$0	$0	$15,633
Ending Balance: collectively evaluated for impairment	$3,137	$11,556	$11,173	$12,501	$15,915	$2,477	$1,356	$58,115
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$723,969	$1,733,615	$1,274,150	$1,854,332	$557,284	$284,980	$0	$6,428,330
Ending Balance: individually evaluated for impairment	$12,599	$12,999	$33,138	$10,989	$19,281	$0	$0	$89,006
Ending Balance: collectively evaluated for impairment	$709,696	$1,711,293	$1,239,445	$1,839,719	$519,798	$284,945	$0	$6,304,896
Ending Balance: loans acquired with deteriorated credit quality	$1,674	$9,323	$1,567	$3,624	$18,205	$35	$0	$34,428

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2011
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	1,230	897	2,765	7,069	6,290	1,354	0	19,605
Recoveries	2	639	1,924	248	136	356	0	3,305
Provision	1,782	(551)	(274)	9,048	6,567	988	(419)	17,141

Ending balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874

Ending Balance: individually evaluated for impairment	$269	$596	$5,888	$1,925	$2,480	$0	$0	$11,158
Ending Balance: collectively evaluated for impairment	$3,401	$11,051	$14,915	$11,955	$16,671	$2,151	$2,572	$62,716
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$743,502	$1,553,259	$1,212,205	$1,891,725	$549,877	$283,712	$0	$6,234,280
Ending Balance: individually evaluated for impairment	$2,321	$29,794	$25,532	$18,288	$20,835	$0	$0	$96,770
Ending Balance: collectively evaluated for impairment	$738,596	$1,514,173	$1,184,565	$1,871,354	$508,921	$280,947	$0	$6,098,556
Ending Balance: loans acquired with deteriorated credit quality	$2,585	$9,292	$2,108	$2,083	$20,121	$2,765	$0	$38,954

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($32,658)	$10,776

Goodwill not subject to amortization			$375,583

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($30,484)	$12,950

Goodwill not subject to amortization			$375,626

During the year of 2011, United acquired Centra adding preliminary amounts of $60,099 to goodwill and $12,439 to core deposit intangible assets. During the third quarter of 2012, United finalized the acquisition-price accounting for Centra and made a revision of $3,934 to increase the preliminary estimate of goodwill.

United incurred amortization expense of $697 and $2,183 for the quarter and nine months ended September 30, 2012, respectively, and $860 and $1,597 for the quarter and nine months ended September 30, 2011, respectively, related to intangible assets. The table presented below sets forth the anticipated amortization expense for intangible assets for each of the next five years:

Year	Amount
2012	$2,843
2013	1,969
2014	1,478
2015	1,149
2016 and thereafter	5,511

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2012, federal funds purchased were $15,441 while securities sold under agreements to repurchase were $273,041. The securities sold under agreements to repurchase were accounted for as collateralized borrowings. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2012, United had no outstanding balance under this line of credit.

Effective December 31, 2011, United Bank (VA) no longer participates in the Treasury Investment Program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. All amounts due to the U.S. Treasury were paid by year-end 2011.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2012, United had an unused borrowing amount of approximately $1,843,401 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2012, United had $86,513 of FHLB advances with a weighted-average interest rate of 4.40% scheduled to mature within the next seven years.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2012	$0
2013	29,103
2014	26,572
2015	4,676
2016 and thereafter	26,164

Total	$86,513

At September 30, 2012, United has a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2012 and December 31, 2011, the outstanding balances of the Debentures were $198,487 and $203,557, respectively, and were included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings”. The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of September 30, 2012.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,041,620 and $1,667,859 of loan commitments outstanding as of September 30, 2012 and December 31, 2011, respectively, the majority of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $250 and $290 as of September 30, 2012 and December 31, 2011, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $99,004 and $130,034 as of September 30, 2012 and December 31, 2011, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis. The fees associated with these letters of credit are immaterial.

On October 24, 2012, United Bankshares, Inc. and its wholly owned subsidiary, United Bank, Inc. of West Virginia, agreed to settle two class actions. The class actions alleged that United Bank improperly posted, processed, and paid consumer checking account debit card transactions, which allegedly resulted in the assessment of improper overdraft fees. These cases are virtually identical to cases filed against more than 70 other United States banks over the last three years.

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. of West Virginia agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. As of September 30, 2012, the $3.3 million settlement amount was fully accrued by the Company.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2012, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at September 30, 2012.

Derivative Classifications and Hedging Relationships

September 30, 2012

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$52,942	5.14%

Total Derivatives Used in Fair Value Hedges	$52,942

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$52,942

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$2,831	Other assets	$3,817

Total derivatives not designated as hedging instruments		$2,831		$3,817

Total asset derivatives		$2,831		$3,817

	Liability Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$2,470	Other liabilities	$1,233

Total derivatives designated as hedging instruments		$2,470		$1,233

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$2,831	Other liabilities	$3,817

Total derivatives not designated as hedging instruments		$5,301		$3,817

Total liability derivatives		$5,301		$5,050

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 are presented as follows:

			Three Months Ended
	Income Statement Location		September 30, 2012	September 30, 2011
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(72)	$20

Total derivatives in fair value hedging relationships			$(72)	$20

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$356	$557
Interest rate contracts (2)	Other expense		$(356)	$(557)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(72)	$20

			Nine Months Ended
	Income Statement Location		September 30, 2012	September 30, 2011
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(126)	$61

Total derivatives in fair value hedging relationships			$(126)	$61

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$987	$1,363
Interest rate contracts (2)	Other expense		$(987)	$(1,363)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(126)	$61

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2012, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2012. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at September 30, 2012 ranged from LIBOR plus 6.00% to LIBOR plus 30.00%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 14%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2012 Using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$352,553	$0	$352,553	$0
State and political subdivisions	84,926	0	84,926	0
Residential mortgage-backed securities
Agency	113,627	0	113,627	0
Non-agency	25,558	0	25,558	0
Asset-backed securities	12,779	0	12,779	0
Trust preferred collateralized debt obligations	37,368	0	0	37,368
Single issue trust preferred securities	11,928	499	11,429	0
Other corporate securities	5,330	0	5,330	0

Total available for sale debt securities	644,069	499	606,202	37,368
Available for sale equity securities:
Financial services industry	5,061	2,305	2,756	0
Equity mutual funds (1)	69	69	0	0
Other equity securities	946	946	0	0

Total available for sale equity securities	6,076	3,320	2,756	0

Total available for sale securities	650,145	3,819	608,958	37,368
Derivative financial assets:
Interest rate contracts	2,831	0	2,831	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,301	0	5,301	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,547	$0	$303,547	$0
State and political subdivisions	98,848	0	98,848	0
Residential mortgage-backed securities
Agency	193,404	0	193,404	0
Non-agency	37,541	364	37,177	0
Trust preferred collateralized debt obligations	42,369	0	0	42,369
Single issue trust preferred securities	11,760	428	11,332	0
Other corporate securities	5,090	0	5,090	0

Total available for sale debt securities	692,559	792	649,398	42,369
Available for sale equity securities:
Financial services industry	2,243	1,923	320	0
Equity mutual funds (1)	860	860	0	0
Other equity securities	856	856	0	0

Total available for sale equity securities	3,959	3,639	320	0

Total available for sale securities	696,518	4,431	649,718	42,369
Derivative financial assets:
Interest rate contracts	3,817	0	3,817	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,050	0	5,050	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2012	December 31, 2011
Balance, beginning of period	$42,369	$49,908
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(4,752)	(17,252)
Included in other comprehensive income	(249)	9,713
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, ending of period	$37,368	$42,369

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2012. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first nine months of 2012, due to the fact that there were no indicators of possible impairment.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2012	Fair Value Measurements at September 30, 2012 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$58,629	$0	$37,126	$21,503	$2,291
OREO	50,040	0	48,510	1,530	3,669

Description	Balance as of December 31, 2011	Fair Value Measurements at December 31, 2011 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$43,759	$0	$29,429	$14,330	$1,598
OREO	51,760	0	45,249	6,511	1,840

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Cash and cash equivalents	$436,328	$436,328	$0	$436,328	$0
Securities available for sale	650,145	650,145	3,819	608,958	37,368
Securities held to maturity	52,929	51,747	0	46,128	5,619
Other securities	63,639	60,812	0	0	60,812
Loans held for sale	12,905	12,905	0	12,905	0
Loans	6,348,865	6,256,350	0	0	6,256,350
Derivative financial assets	2,831	2,831	0	2,831	0
Deposits	6,753,924	6,783,521	0	6,783,521	0
Short-term borrowings	288,482	288,482	0	288,482	0
Long-term borrowings	285,000	291,527	0	291,527	0
Derivative financial liabilities	5,301	5,301	0	5,301	0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
Cash and cash equivalents	$636,003	$636,003	$0	$636,003	$0
Securities available for sale	696,518	696,518	4,431	649,718	42,369
Securities held to maturity	59,289	56,181	0	50,471	5,710
Other securities	68,412	65,399	0	0	65,399
Loans held for sale	3,902	3,902	0	3,902	0
Loans	6,156,903	6,146,858	0	0	6,146,858
Derivative financial assets	3,817	3,817	0	3,817	0
Deposits	6,819,010	6,850,251	0	6,850,251	0
Short-term borrowings	254,766	254,766	0	254,766	0
Long-term borrowings	345,366	354,496	0	354,496	0
Derivative financial liabilities	5,050	5,050	0	5,050	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. The 2011 LTI Plan replaced the 2006 Stock Option Plan which expired during the second quarter of 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first nine months of 2012, a total of 188,775 non-qualified stock options and 52,700 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $496 thousand and $1.38 million related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the third quarter and first nine months of 2012, respectively, as compared to the compensation expense of $336 thousand and $797 thousand related to the nonvested awards under the 2006 Stock Option Plan incurred for the third quarter and first nine months of 2011, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of September 30, 2012, and the changes during the first nine months of 2012 are presented below:

	Nine Months Ended September 30, 2012
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2012	1,682,018			$29.55
Granted	188,775			29.40
Exercised	7,510			15.34
Forfeited or expired	55,605			30.22

Outstanding at September 30, 2012	1,807,678	$948	5.0	$29.57

Exercisable at September 30, 2012	1,013,553	$171	2.5	$32.03

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2012:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	607,600	$7.09
Granted	188,775	6.86
Vested	0	0.00
Forfeited or expired	2,250	7.12

Nonvested at September 30, 2012	794,125	$7.04

During the nine months ended September 30, 2012 and 2011, 7,510 and 33,007 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the nine months ended September 30, 2012 and 2011. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2012 and 2011 was $98 thousand and $473 thousand, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2012, United granted restricted shares to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The following summarizes the changes to United’s restricted common shares for the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	0	$0.00
Granted	52,700	29.40
Vested	0	0.00
Forfeited	140	29.40

Outstanding at September 30, 2012	52,560	$29.40

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

Net periodic pension cost for the three and nine months ended September 30, 2012 and 2011 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Service cost	$704	$625	$2,096	$1,855
Interest cost	1,213	1,134	3,613	3,366
Expected return on plan assets	(2,011)	(2,101)	(5,989)	(6,234)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	1,037	574	3,089	1,705
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$944	$233	$2,810	$693

Weighted-Average Assumptions:
Discount rate	5.15%	5.75%	5.15%	5.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2012, United has provided a liability for $2,000 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2009 through December 31, 2011.

As of September 30, 2012 and 2011, the total amount of accrued interest related to uncertain tax positions was $768 and $171, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net Income	$19,334	$20,016	$61,393	$55,353
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(2,558)	(7,622)	(8,838)	(17,482)
Related income tax effect	895	2,668	3,093	6,119
Less : OTTI charges recognized in net income	2,255	7,922	5,374	14,128
Related income tax benefit	(789)	(2,773)	(1,881)	(4,945)
Reclassification of previous noncredit OTTI to credit OTTI	950	4,169	3,846	10,143
Related income tax benefit	(331)	(1,459)	(1,345)	(3,550)

Net unrealized (losses) gains on AFS securities with OTTI	422	2,905	249	4,413
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	3,027	(1,988)	1,929	(2,131)
Related income tax effect	(1,059)	696	(675)	746
Net reclassification adjustment for (gains) losses included in net income	(17)	(445)	17	(1,647)
Related income tax expense (benefit)	6	155	(6)	576

	1,957	(1,582)	1,265	(2,456)

Net effect of AFS securities on other comprehensive income	2,379	1,323	1,514	1,957

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	6	6
Related income tax expense	0	0	(2)	(2)

Net effect of HTM securities on other comprehensive income	2	2	4	4
Pension plan:
Amortization of prior service cost	1	0	1	1
Related income tax benefit	0	0	0	0
Recognized net actuarial loss	1,036	574	3,089	1,705
Related income tax benefit	(420)	(234)	(1,234)	(680)

Net effect of change in pension plan asset on other comprehensive income	617	340	1,856	1,026

Total change in other comprehensive income	2,998	1,665	3,374	2,987

Total Comprehensive Income	$22,332	$21,681	$64,767	$58,340

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Basic
Net Income	$19,334	$20,016	$61,393	$55,353

Average common shares outstanding	50,276,074	49,628,087	50,262,089	45,656,304

Earnings per basic common share	$0.38	$0.40	$1.22	$1.21

Diluted
Net Income	$19,334	$20,016	$61,393	$55,353

Average common shares outstanding	50,276,074	49,628,087	50,262,089	45,656,304
Equivalents from stock options	19,088	8,295	36,909	35,802

Average diluted shares outstanding	50,295,162	49,636,382	50,298,998	45,692,106

Earnings per diluted common share	$0.38	$0.40	$1.22	$1.21

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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$2,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	6.67% Fixed, until October 2012	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	6.60% Fixed, until October 2012	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 2.08%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036

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

On July 11, 2012, a wholly-owned subsidiary of United submitted a redemption notice to the trustee of Sequoia Trust I, to redeem $5.0 million of the trust preferred securities outstanding. The Federal Reserve Board did not object to the partial redemption of the securities. The redemption was made by a cash payment on August 20, 2012 (the “Redemption Date”) equal to the redemption price of 104.581% of $5.0 million of the principal amount of the Securities (total of $5.23 million) plus any accrued and unpaid interest up to the Redemption Date. The partial redemption was funded with excess cash currently available to United.

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2012			As of December 31, 2011
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$201,081	$194,441	$6,640	$206,258	$199,593	$6,665

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2012, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

In addition, on July 8, 2011, United completed its acquisition of Centra Financial Holdings, Inc. (Centra) of Morgantown, West Virginia. The results of operations of Centra are included in the consolidated results of operations from the date of acquisition. As a result, the comparisons of the first nine months of 2012 to the first nine months of 2011 are impacted by increased levels of average balances, income, expense, and asset quality results due to the acquisition. At consummation, Centra had assets of approximately $1.3 billion, loans of $1.0 billion, deposits of $1.1 billion and shareholders’ equity of $131 million.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At September 30, 2012, the allowance for loan losses was $73.8 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first nine months of 2012 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At September 30, 2012, approximately 9.09% of total assets, or $761.65 million, consisted of financial instruments recorded at fair value. Of this total, approximately 92.07% or $701.24 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 7.93% or $60.40 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At September 30, 2012, only $5.30 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

FINANCIAL CONDITION

United’s total assets as of September 30, 2012 were $8.38 billion which was a decrease of $70.09 million or less than 1% from December 31, 2011. The decrease was primarily the result of a $199.68 million or 31.40% decrease in cash and cash equivalents, a $57.51 million or 6.98% decrease in investment securities and a $12.26 million or 3.48% decrease in other assets. Partially offsetting these decreases in total assets was an increase in portfolio loans of $191.84 million or 3.08% and an increase of $9.00 million or 230.73% in loans held for sale. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $89.68 million or 1.20% while shareholders’ equity increased $19.59 million or 2.02%. The decrease in total liabilities was due mainly to a $65.09 million and a $60.37 million decrease in deposits and long-term borrowings, respectively, which were partially offset by a $33.72 million increase in short-term borrowings.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2012 decreased $199.68 million or 31.40% from year-end 2011. Of this total decrease, interest-bearing deposits with other banks decreased $209.09 million or 41.29% as United placed less excess cash in an interest-bearing account with the Federal Reserve. Partially offsetting this decrease in interest-bearing deposits with other banks is a $9.40 million or 7.31% increase in cash and due from banks and a $12 thousand or 1.19% increase in federal funds sold. During the first nine months of 2012, net cash of $89.20 million was provided by operating activities. Net cash of $153.35 million and $135.53 million were used in investing activities and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2012 and 2011.

Securities

Total investment securities at September 30, 2012 decreased $57.51 million or 6.98% from year-end 2011. Securities available for sale decreased $46.37 million or 6.66%. This change in securities available for sale mainly reflects $1.42 billion in sales, maturities and calls of securities, $1.37 billion in purchases, and an increase of $1.95 million in market value. Securities held to maturity decreased $6.36 million or 10.73% from year-end 2011 due primarily to calls and maturities of securities. Other investment securities decreased $4.77 million or 6.98% from year-end 2011.

The following table summarizes the changes in the available for sale securities since year-end 2011:

(Dollars in thousands)	September 30 2012	December 31 2011	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$352,553	$303,547	$49,006	16.14%
State and political subdivisions	84,926	98,848	(13,922)	(14.08%)
Mortgage-backed securities	139,185	230,945	(91,760)	(39.73%)
Asset-backed securities	12,779	0	12,779	100.00%
Marketable equity securities	6,076	3,959	2,117	53.47%
Trust preferred collateralized debt obligations	37,368	42,369	(5,001)	(11.80%)
Single issue trust preferred securities	11,928	11,760	168	1.43%
Corporate securities	5,330	5,090	240	4.72%

Total available for sale securities, at fair value	$650,145	$696,518	$(46,373)	(6.66%)

The following table summarizes the changes in the held to maturity securities since year-end 2011:

(Dollars in thousands)	September 30 2012	December 31 2011	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,954	$11,062	$(108)	(0.98%)
State and political subdivisions	14,689	12,794	1,895	14.81%
Mortgage-backed securities	65	77	(12)	(15.58%)
Single issue trust preferred securities	26,996	32,116	(5,120)	(15.94%)
Other corporate securities	225	3,240	(3,015)	(93.06%)

Total held to maturity securities, at amortized cost	$52,929	$59,289	$(6,360)	(10.73%)

At September 30, 2012, gross unrealized losses on available for sale securities were $65.39 million. Securities in an unrealized loss position at September 30, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

As of September 30, 2012, United’s mortgage-backed securities had an amortized cost of $135.51 million, with an estimated fair value of $139.26 million. The portfolio consisted primarily of $108.05 million in agency residential mortgage-backed securities with a fair value of $113.70 million and $27.46 million in non-agency residential mortgage-backed securities with an estimated fair value of $25.56 million.

As of September 30, 2012, United’s corporate securities had an amortized cost of $143.59 million, with an estimated fair value of $77.81 million. The portfolio consisted primarily of $96.07 million in pooled trust preferred securities with a fair value of $37.37 million and $42.27 million in single issue trust preferred securities with an estimated fair value of $34.89 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities with an amortized cost of $5.22 million and a fair value of $5.56 million, only one of which was individually significant.

The pooled trust preferred securities consisted of positions in 23 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities and does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $17.69 million of the Company’s pooled securities, while mezzanine tranches represent $78.41 million. Of the $78.41 million in mezzanine tranches, $11.84 million are now in the senior position as the senior notes have been paid to a zero balance. As of September 30, 2012, $9.21 million of the pooled trust preferred securities were investment grade, $5.00 million were split-rated, and the remaining $81.89 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

As of September 30, 2012, United’s single issue trust preferred securities had an amortized cost of $42.27 million. Of the $42.27 million, $10.89 million or 25.77% were investment grade; $7.90 million or 18.68% were split-rated; $15.60 million or 36.90% were below investment grade; and $7.88 million or 18.65% were unrated. The three largest exposures accounted for 58.02% of the $42.27 million. These included Wells Fargo at $9.89 million, SunTrust Bank at $7.38 million and Peoples Bancorp, Inc. at $7.25 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

During the first nine months of 2012, United recognized net other-than-temporary impairment charges totaling $4.75 million and $622 thousand, respectively, on certain TRUP CDOs and non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of September 30, 2012 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $9.00 million or 230.73% as loan originations exceeded loan sales in the secondary market during the first nine months of 2012. Portfolio loans, net of unearned income, increased $191.84 million or 3.08% from year-end 2011 mainly due to a $222.77 million or 6.35% increase in the total commercial, financial and agricultural loans category, and a $7.41 million or 1.35% increase in construction and land development loans. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $160.82 million or 7.00% while commercial loans (not secured by real estate) increased $61.95 million or 5.11%. Partially offsetting these increases in portfolio loans was a decrease of $37.39 million or 1.98% in residential real estate loans.

The following table summarizes the changes in the loan categories since year-end 2011:

(Dollars in thousands)	September 30 2012	December 31 2011	$ Change	% Change
Loans held for sale	$12,905	$3,902	$9,003	230.73%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$723,969	$743,502	$(19,533)	(2.63%)
Nonowner-occupied commercial real estate	1,733,615	1,553,259	180,356	11.61%
Other commercial loans	1,274,150	1,212,205	61,945	5.11%

Total commercial, financial, and agricultural	$3,731,734	$3,508,966	$222,768	6.35%
Residential real estate	1,854,332	1,891,725	(37,393)	(1.98%)
Construction & land development	557,284	549,877	7,407	1.35%
Consumer:
Bankcard	10,670	11,519	(849)	(7.37%)
Other consumer	274,310	272,193	2,117	0.78%
Less: Unearned income	(5,717)	(3,503)	(2,214)	63.20%

Total Loans, net of unearned income	$6,422,613	$6,230,777	$191,836	3.08%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $12.26 million or 3.48% from year-end 2011 due mainly to decreases in income tax receivable of $5.76 million, deferred tax assets of $4.06 million, OREO of $1.72 million, prepaid regulatory assessments of $4.13 million and core deposit intangibles of $2.17 million due to amortization. Partially offsetting these decreases from year-end 2011 was an increase of $4.58 million in cash surrender values of bank-owned life insurance policies and an increase of $1.22 million in accounts receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2012 remained flat, decreasing $65.09 million or less than 1% from year-end 2011. In terms of composition, noninterest-bearing deposits increased $188.04 million or 11.61% while interest-bearing deposits decreased $253.12 million or 4.87% from December 31, 2011.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $151.35 million or 13.47%, public noninterest-bearing deposits of $62.90 million or 68.91% and personal noninterest-bearing deposits of $7.76 million or 2.03%.

The decrease in interest-bearing deposits was due mainly to a $187.06 million or 8.70% decrease in interest-bearing MMDAs, a $119.75 million or 9.86% decrease in time deposits under $100,000, and a $84.59 million or 7.85% decrease in time deposits over $100,000 due in large part to historically low interest rates. The $187.06 million decrease in interest-bearing MMDAs is mainly due to a $209.70 million or 15.21% decrease in personal MMDAs and a $79.48 million or 11.23% decrease in commercial MMDAs which were partially offset by a $102.12 million or 159.16% increase in public funds MMDAs. The $119.75 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $123.51 million. The $84.59 million decrease in time deposits over $100,000 is due to a $40.22 million decrease in Deposit Account Registry Service (CDARS) balances over $100,000 and a $47.83 million decrease in fixed rate CDs over $100,000. Partially offsetting these decreases in interest-bearing deposits was a $101.11 million or 35.52% increase in interest-bearing checking deposits mainly due to increases in state and municipal interest-bearing checking accounts of $54.28 million, personal interest-bearing checking accounts of $23.69 million and commercial interest-bearing checking accounts of $23.13 million. In addition, regular savings accounts increased $37.17 million or 7.84% mainly due to an increase of $35.88 million in personal savings accounts. With low market interest rates, depositors moved their funds into short-term interest MMDAs and savings accounts where they can wait for rates to increase before extending maturities.

The following table summarizes the changes in the deposit categories since year-end 2011:

(Dollars In thousands)	September 30 2012	December 31 2011	$ Change	% Change
Demand deposits	$948,008	$878,838	$69,170	7.87%
Interest-bearing checking	385,775	284,670	101,105	35.52%
Regular savings	510,986	473,819	37,167	7.84%
Money market accounts	2,822,254	2,890,445	(68,191)	(2.36%)
Time deposits under $100,000	1,094,215	1,213,964	(119,749)	(9.86%)
Time deposits over $100,000	992,686	1,077,274	(84,588)	(7.85%)

Total deposits	$6,753,924	$6,819,010	$(65,086)	(0.95%)

Borrowings

Total borrowings at September 30, 2012 decreased $26.65 million or 4.44% during the first nine months of 2012. Since year-end 2011, short-term borrowings increased $33.72 million or 13.24% due to a $8.32 million increase in federal funds purchased and a $25.40 million increase in securities sold under agreements to repurchase. Long-term borrowings decreased $60.37 million or 17.48% since year-end 2011 due mainly to a net repayment of $55.30 million in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2011:

	September 30 2012	December 31 2011	$ Change	% Change
(Dollars in thousands)
Federal funds purchased	$15,441	$7,120	$8,321	116.87%
Securities sold under agreements to repurchase	273,041	247,646	25,395	10.25%
Long-term FHLB advances	86,513	141,809	(55,296)	(38.99%)
Issuances of trust preferred capital securities	198,487	203,557	(5,070)	(2.49%)

Total borrowings	$573,482	$600,132	$(26,650)	(4.44%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2012 increased $2.12 million or 3.45% from year-end 2011. In particular, income taxes payable increased $2.91 million due to a timing difference in payments while other accrued expenses increased $2.20 million due mainly to an accrual of $3.30 million with respect to a litigation settlement related to overdraft claims against United. Partially offsetting these increases in accrued expenses and other liabilities was a $1.03 million decrease in interest payable, a $1.40 million decrease in incentives payable and a $988 thousand decrease in other taxes payable.

Shareholders’ Equity

Shareholders’ equity at September 30, 2012 increased $19.59 million or 2.02% from December 31, 2011 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $14.63 million for the first nine months of 2012.

Accumulated other comprehensive income increased $3.37 million or 5.05% due mainly to the after-tax accretion of pension costs of $1.86 million, a $1.27 million increase, net of deferred income taxes, in the fair value of United’s available for sale investment portfolio and the after tax non-credit portion of OTTI losses of $249 thousand for the first nine months of 2012.

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2012 was $61.39 million or $1.22 per diluted share compared to $55.35 million or $1.21 per share for the first nine months of 2011. Net income for the third quarter of 2012 was $19.33 million or $0.38 per diluted share, as compared to $20.02 million or $0.40 per diluted share for the prior year third quarter. United’s annualized return on average assets for the first nine months of 2012 was 0.97% and return on average shareholders’ equity was 8.32% as compared to 0.98% and 8.62% for the first nine months of 2011. For the third quarter of 2012, United’s annualized return on average assets was 0.92% and return on average shareholders’ equity was 7.76% as compared to 0.95% and 8.26% for the third quarter of 2011.

As previously stated, United completed its acquisition of Centra during the third quarter of 2011. As a result, comparisons for the first nine months of 2012 to the same time period in 2011 are impacted by increased levels of average balances, income, and expense due to the acquisition. The results for the third quarter and first nine months of 2012 included an accrual of $3.3 million with respect to a settlement of claims asserted in class actions against United Bank, Inc. of West Virginia. In addition, the results for the first nine months and third quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $5.37 million and $2.26 million, respectively, on certain investment securities. The results for the first nine months and third quarter of 2011 included before-tax, other-than-temporary impairment charges of $14.13 million and $7.92 million, respectively, on certain investment securities.

Net interest income for the first nine months of 2012 was $208.04 million, an increase of $19.30 million or 10.23% from the prior year’s first nine months. Net interest income for the third quarter of 2012 was $70.01 million, a decrease of $738 thousand or 1.04% from prior year’s third quarter. The provision for credit losses was $11.92 million and $4.35 million for the first nine months and third quarter of 2012, respectively, as compared to $12.87 million and $3.64 million for the first nine months and third quarter of 2011, respectively.

Noninterest income for the first nine months of 2012 was $49.55 million which was an increase of $10.58 million or 27.16% from the first nine months of 2011. For the third quarter of 2012, noninterest income was $16.63 million, an increase of $5.66 million or 51.52% from the third quarter of 2011. Included in noninterest income were the previously mentioned other-than-temporary impairment charges on investment securities. For the first nine months of 2012, noninterest expense increased $21.36 million or 15.94% from the first nine months of 2011. For the third quarter of 2012, noninterest expense increased $5.00 million or 10.22% from the third quarter of 2011. As previously mentioned, included in noninterest expense for the third quarter and first nine months of 2012 was the accrual for the settlement of claims asserted in class actions against United.

For the first nine months of 2012 and 2011, income tax expense was $28.89 million and $25.45 million, respectively. The effective tax rate for the first nine months of 2012 and 2011 was 32.00% and 31.50%, respectively. Income taxes for the third quarter of 2012 were $9.10 million as compared to $9.20 million for the third quarter of 2011. For the quarters ended September 30, 2012 and 2011, United’s effective tax rates were 32.00% and 31.50%, respectively.

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

Net interest income for the first nine months of 2012 was $208.04 million, which was an increase of $19.30 million or 10.23% from the first nine months of 2011. The $19.30 million increase in net interest income occurred because total interest income increased $13.24 million while total interest expense declined $6.06 million from the first nine months of 2011. Net interest income for the third quarter of 2012 was $70.01 million, which was a decrease of $738 thousand or 1.04% from the third quarter of 2011. The $738 thousand decrease in net interest income occurred because total interest income decreased $3.37 million while total interest expense declined $2.63 million from the third quarter of 2011. On a linked-quarter basis, net interest income for the third quarter of 2012 increased $959 thousand or 1.39% from the second quarter of 2012. The $959 thousand increase in net interest income occurred because total interest income increased $231 thousand while total interest expense declined $728 thousand from the second quarter of 2012. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first nine months of 2012 was $212.82 million, an increase of $19.23 million or 9.93% from the first nine months of 2011. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Centra acquisition. Average earning assets increased $787.55 million or 11.79% from the first nine months of 2011. Average net loans increased $731.71 million or 13.38% for the first nine months of 2012. In addition, the average cost of funds declined 23 basis points from the first nine months of 2011. Partially offsetting the increases to tax-equivalent net interest income for the first nine months of 2012 was a decline of 27 basis points in the average yield on earning assets as compared to the first nine months of 2011. The net interest margin for the first nine months of 2012 was 3.80%, which was a decrease of 7 basis points from a net interest margin of 3.87% for the first nine months of 2011.

Tax-equivalent net interest income for the third quarter of 2012 was $71.57 million, a decrease of $951 thousand or 1.31% from the third quarter of 2011 due mainly to a decrease in the average yield on earning assets. The third quarter of 2012 average yield on earning assets decreased 13 basis points from the third quarter of 2011. In addition, average earning assets decreased $90.48 million or 1.21% from the third quarter of 2011 as average short-term investments and average investment securities declined $199.54 million and $87.94 million, respectively. Average net loans did increase $197.00 million or 3.23% for the third quarter of 2012 from the third quarter of 2011 partially offsetting the decreases in average short-term investments and investment securities. Partially offsetting the decreases to tax-equivalent net interest income for the third quarter of 2012 was a decline of 14 basis points in the average cost of funds as compared to the third quarter of 2011. The net interest margin for the third quarter of 2012 was 3.87%, which equaled the net interest margin for the third quarter of 2011.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2012 increased $951 thousand or 1.35% from the second quarter of 2012 due mainly to increases in average net loans and the average yield on earning assets. Average net loans increased $137.23 million or 2.23%. The third quarter of 2012 average yield on earning assets increased 7 basis points while the average cost of funds decreased 3 basis points from the second quarter of 2012. Overall, average earning assets decreased $165.52 million or 2.20% during the quarter as average short-term investments and average investment securities decreased $292.15 million and $10.59 million, respectively. The net interest margin of 3.87% for the third quarter of 2012 was an increase of 11 basis points from the net interest margin of 3.76% for the second quarter of 2012.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2012, September 30, 2011 and June 30, 2012 and the nine months ended September 30, 2012 and September 30, 2011.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2012	2011	2012
Net interest income, GAAP basis	$70,014	$70,752	$69,055
Tax-equivalent adjustment (1)	1,552	1,765	1,560

Tax-equivalent net interest income	$71,566	$72,517	$70,615

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2012	2011
Net interest income, GAAP basis	$208,035	$188,736
Tax-equivalent adjustment (1)	4,781	4,855

Tax-equivalent net interest income	$212,816	$193,591

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$329,177	$145	0.18%	$528,718	$366	0.27%
Investment Securities:
Taxable	649,466	4,843	2.98%	725,005	5,686	3.14%
Tax-exempt	96,788	1,268	5.24%	109,188	1,565	5.73%

Total Securities	746,254	6,111	3.28%	834,193	7,251	3.48%
Loans, net of unearned income (2)	6,367,867	76,632	4.79%	6,170,974	78,849	5.08%
Allowance for loan losses	(73,398)			(73,504)

Net loans	6,294,469		4.85%	6,097,470		5.14%

Total earning assets	7,369,900	$82,888	4.48%	7,460,381	$86,466	4.61%

Other assets	946,199			922,191

TOTAL ASSETS	$8,316,099			$8,382,572

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,959,606	$7,844	0.63%	$5,217,555	$9,667	0.74%
Short-term borrowings	280,319	59	0.08%	248,829	53	0.08%
Long-term borrowings	287,661	3,419	4.73%	354,482	4,229	4.73%

Total Interest-Bearing Funds	5,527,586	11,322	0.81%	5,820,866	13,949	0.95%

Noninterest-bearing deposits	1,754,351			1,557,654
Accrued expenses and other liabilities	42,513			42,340

TOTAL LIABILITIES	7,324,450			7,420,860
SHAREHOLDERS’ EQUITY	991,649			961,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,316,099			$8,382,572

NET INTEREST INCOME		$71,566			$72,517

INTEREST SPREAD			3.67%			3.66%
NET INTEREST MARGIN			3.87%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$494,828	$903	0.24%	$407,700	$942	0.31%
Investment Securities:
Taxable	670,920	13,841	2.75%	706,212	18,206	3.44%
Tax-exempt	101,914	4,050	5.30%	97,908	4,667	6.36%

Total Securities	772,834	17,891	3.09%	804,120	22,873	3.79%
Loans, net of unearned income (2)	6,273,433	230,216	4.90%	5,541,356	212,033	5.11%
Allowance for loan losses	(73,490)			(73,120)

Net loans	6,199,943		4.96%	5,468,236		5.18%

Total earning assets	7,467,605	$249,010	4.45%	6,680,056	$235,848	4.72%

Other assets	945,296			854,463

TOTAL ASSETS	$8,412,901			$7,534,519

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,096,255	$24,776	0.65%	$4,619,519	$29,918	0.87%
Short-term borrowings	276,566	184	0.09%	246,748	106	0.06%
Long-term borrowings	313,876	11,234	4.78%	342,758	12,233	4.77%

Total Interest-Bearing Funds	5,686,697	36,194	0.85%	5,209,025	42,257	1.08%

Non-interest bearing deposits	1,694,676			1,418,784
Accrued expenses and other liabilities	45,289			48,326

TOTAL LIABILITIES	7,426,662			6,676,135
SHAREHOLDERS’ EQUITY	986,239			858,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,412,901			$7,534,519

NET INTEREST INCOME		$212,816			$193,591

INTEREST SPREAD			3.60%			3.64%
NET INTEREST MARGIN			3.80%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2012 and 2011 was $11.92 million and $12.87 million, respectively. For the quarters ended September 30, 2012 and 2011, the provision for loan losses was $4.35 million and $3.64 million, respectively. Net charge-offs for the first nine months of 2012 were $12.04 million as compared to $12.40 million for the first nine months of 2011. Net charge-offs were $4.01 million for the third quarter of 2012 as compared to net charge-offs of $3.26 million for the same quarter in 2011. Annualized net charge-offs as a percentage of average loans were 0.26% and 0.25% for the first nine months and third quarter of 2012. This ratio compares favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 0.65% for the second quarter of 2012. On a linked-quarter basis, United’s provision for loan losses increased $910 thousand while net charge-offs were flat from the second quarter of 2012.

At September 30, 2012, nonperforming loans were $98.43 million or 1.53% of loans, net of unearned income compared to nonperforming loans of $79.66 million or 1.28% of loans, net of unearned income at December 31, 2011. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $12.48 million at September 30, 2012, a decrease of $3.70 million or 22.89% from $16.18 million at year-end 2011. The decrease in loans past due 90 days or more was primarily due to the renewal of several large commercial relationships which were matured at year-end. At September 30, 2012, nonaccrual loans were $81.86 million, an increase of $21.97 million or 36.68% from $59.89 million at year-end 2011. The increase in nonaccrual loans was primarily due to the deterioration in financial condition of two large relationships which necessitated transfer of the relationships to nonaccrual status. Restructured loans were $4.09 million at September 30, 2012 as compared to $3.59 million restructured loans at year-end 2011. The increase of $499 thousand was due to the restructure of a commercial loan. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $148.47 million, including OREO of $50.04 million at September 30, 2012, represented 1.77% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 2.33% at June 30, 2012.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2012, impaired loans were $102.24 million, which was a decrease of $25.80 million or 20.15% from the $128.04 million in impaired loans at December 31, 2011. This decrease in impaired loans was due mainly to decreased outstanding principal associated with impaired loans in the Company’s non-owner occupied commercial real estate, residential real estate and construction and land development portfolios as a result of repayment of principal through the sale of associated collateral combined with improved borrower collateral positions which led to reduction of impairments. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2012, the allowance for credit losses was $75.54 million which was comparable to $75.73 million at December 31, 2011.

At September 30, 2012, the allowance for loan losses was $73.75 million as compared to $73.87 million at December 31, 2011. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.15% at September 30, 2012 and 1.18% of loans, net of unearned income at December 31, 2011. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 74.93% and 92.73% at September 30, 2012 and December 31, 2011, respectively. For United, this ratio at September 30, 2012 decreased from the ratio at December 31, 2011 because nonperforming loans increased $18.76 million or 23.55% while the allowance for loan losses was relatively flat from year-end 2011, decreasing $126 thousand or less than 1%. Adjustments to risk grades based on delinquency and loss trends of such loans and changes in qualitative risk factors within the allowance for loan loss analysis resulted in increased allowance allocations of $1.09 million or 1.53%. The increased allocations did not increase the overall level of the reserve because of a decrease in the estimate for imprecision of $1.22 million. The decrease in the estimate for imprecision is attributable to refined methodology utilized by the Bank to fully allocate amounts reserved for losses inherent in the Bank’s portfolio. The Company’s detailed methodology and analysis indicated only a slight decrease in the allowance for loan losses primarily due to the offsetting factors of the reduction in additional allocations to “watch-rated” loans and increased loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at September 30, 2012 produced increased allocations in three of the six loan categories. The allowance allocated to commercial real estate nonowner-occupied loans increased by $1.12 million due to an increase in historical loss rates and outstanding loan balances. The allocation related to the residential real estate loan pool increased by $887 thousand due to an increase in historical loss rates and specific allocations for impaired loans. The consumer loan pool experienced an increase in allocation of $326 thousand due to an increase in historical loss rates and increased outstanding balances. Offsetting these increases was a decrease in the other commercial loan pool allocation of $939 thousand driven by a combination of lower historical loss rates and a decrease in specific allocations for floorplan lending. The commercial real estate owner-occupied loan pool allocation experienced a decrease of $163 thousand and the real estate construction and development allocation decreased $145 thousand due to a change in methodology adopted by the Bank whereas the qualitative factors component is no longer applied to additional allocations within the allowance calculation. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2011 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $15.63 million at September 30, 2012 and $11.16 million at December 31, 2011. Compared to the prior year-end, this element of the allowance increased by $4.47 million due to increased specific allocations for the nonowner-occupied commercial real estate, other commercial loan, and real estate construction and development loan pools.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at September 30, 2012 by $1.22 million to $1.36 million. This estimate for imprecision represents 1.84% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.54 million at September 30, 2012 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income was $49.55 million for the first nine months of 2012 which was an increase of $10.58 million or 27.16% from the first nine months of 2011. For the third quarter of 2012, noninterest income was $16.63 million, an increase of $5.66 million or 51.52% from the third quarter of 2011.

Net losses on investment securities transactions for the first nine months of 2012 were $5.19 million as compared to net losses of $12.50 million for the first nine months of 2011. Included in net losses on investment securities for the first nine months of 2012 were before-tax other-than-temporary impairment charges of $5.37 million on certain investment securities. Included in net losses on investment securities for the first nine months of 2011 were before-tax, other-than-temporary impairment charges of $14.13 million on certain investment securities and a before-tax, net gain of $1.63 million on the sale of investment securities. Excluding the results of security transactions, noninterest income for the first nine months of 2012 would have increased $3.27 million or 6.36% from the same period in 2011. For the third quarter of 2012, net losses on investment securities transactions were $2.19 million as compared to net losses of $7.48 million for the third quarter of 2011. Included in net losses on investment securities transactions for the third quarter of 2012 were before-tax other-than-temporary impairment charges of $2.26 million on certain investment securities. Included in net losses on investment securities transactions for the third quarter of 2011 were before-tax, other-than-temporary impairment charges of $7.92 million on certain investment securities. Excluding the results of security transactions, noninterest income for the third quarter of 2012 would have increased $367 thousand or 1.99% from the third quarter of 2011.

Revenue from trust and brokerage services for the first nine months of 2012 increased $2.14 million or 21.34% from the first nine months of 2011. Revenue from trust and brokerage services was $12.17 million for the first nine months of 2012 as compared to $10.03 million for the first nine months of 2011. For the third quarter of 2012, revenue from trust and brokerage services increased $890 thousand or 27.13% from the prior year’s third quarter. Revenue from trust and brokerage services was $4.17 million for the third quarter of 2012 as compared to $3.28 million for the third quarter of 2011. The higher amounts of revenue in 2012 were due to increases in volume and the value of assets under management.

Fees from deposit services for the first nine months of 2012 were $31.23 million, an increase of $792 thousand or 2.60% from the first nine months of 2011. In particular, debit card income and account analysis fees increased $1.70 million and $292 thousand, respectively, during the first nine months of 2012. Partially offsetting these increases were decreases in overdraft fees and ATM fees of $707 thousand and $287 thousand, respectively, for the first nine months of 2012. For the third quarter of 2012, fees from deposit services were $10.52 million which was relatively flat from the third quarter of 2011. In particular, an increase in debit card income of $1.20 million was offset by declines in ATM fees of $790 thousand and other deposit service charges of $399 thousand.

Fees from bankcard services decreased $224 thousand or 9.05% and $371 thousand or 29.99%, for the first nine months and third quarter of 2012, respectively, as compared to the same time periods in 2011. Fees from bankcard services were $2.25 million and $866 thousand for the first nine months and third quarter of 2012, respectively, as compared to $2.48 million and $1.24 million, respectively, for the first nine months and third quarter of 2011. The decreases for 2012 were due to a lower volume of transactions.

Income from bank-owned life insurance decreased $156 thousand or 3.95% and $297 thousand or 19.24% for the first nine months and third quarter of 2012, respectively, as compared to the first nine months and third quarter of 2011. These decreases in income as compared to the same time period in 2011 were due to decreases in the cash surrender values of the insurance policies.

Mortgage banking income increased $1.05 million or 184.21% and $614 thousand or 299.51% for the first nine months and third quarter of 2012 from the same periods in 2011. These increases were due primarily to increased mortgage loan production and sales in the secondary market. Mortgage loan sales were $91.46 million in the first nine months of 2012 as compared to $41.03 million in the first nine months of 2011. Mortgage loan sales were $43.36 million in the third quarter of 2012 as compared to $19.75 million in the third quarter of 2011.

Other income decreased $730 thousand or 26.82% for the first nine months of 2012. This decrease in other income is due mainly to a decrease of $377 thousand from derivatives not in a hedging relationship as a result of a change in value. For the third quarter of 2012, other income decreased $586 thousand or 46.07% due mainly to a decrease of $201 thousand from derivatives not in a hedging relationship as a result of a change in value. Corresponding amounts of expense from derivatives not in a hedging relationship are included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the third quarter of 2012 was flat from the second quarter of 2012. Included in the results for the third quarter of 2012 and second quarter of 2012 were noncash, before-tax, other-than-temporary impairment charges of $2.26 million and $1.74 million, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have increased $692 thousand or 3.82% on a linked-quarter basis due primarily to increases in mortgage banking income due to increased production and sales of mortgage loans in the secondary market and in income from trust and brokerage services due to increases in volume and the value of assets under management.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2012, noninterest expense increased $21.36 million or 15.94% from the first nine months of 2011. This increase was mainly the result of the Centra merger. Noninterest expense increased $5.00 million or 10.22% for the third quarter of 2012 compared to the same period in 2011. This increase was due mainly to the previously mentioned accrual of $3.3 million with respect to class actions against United Bank, Inc. of West Virginia.

Employee compensation increased $6.28 million or 13.39% for the first nine months of 2012 when compared to the first nine months of 2011. This increase was due mainly to the additional employees from the Centra merger. Employee compensation for the third quarter of 2012 increased $288 thousand or 1.70% from the third quarter of 2011 due to an increase in base salaries.

Employee benefits expense for the first nine months of 2012 increased $3.42 million or 26.54% from the first nine months of 2011. Employee benefits expense for the third quarter of 2012 increased $910 thousand or 20.87% from the third quarter of 2011. Specifically within employee benefits expense, pension expense increased $2.56 million and $909 thousand for the first nine months and third quarter of 2012, respectively, from the same periods last year. In addition, health insurance expense increased $246 thousand while FICA expense increased $309 thousand for the first nine months of 2012 as compared to the first nine months of 2011.

Net occupancy expense for the first nine months of 2012 increased $1.85 million or 13.59% from the first nine months of 2011. The increase was due mainly to the additional offices acquired from Centra. In particular, building rental expense increased $746 thousand for the first nine months of 2012, respectively, while building depreciation and maintenance increased $335 thousand and $324 thousand, respectively. Net occupancy expense for the third quarter of 2012 was flat from the third quarter of 2011.

Other real estate owned (OREO) expense for the first nine months and third quarter of 2012 increased $1.52 million or 29.62% and $31 thousand or 1.46%, respectively, from the first nine months and third quarter of 2011. The increase was due mainly to decreases in the fair values of OREO properties.

Equipment expense for the first nine months of 2012 increased $1.06 million or 19.83% from the first nine months of 2011. This increase was due to higher depreciation and maintenance expense as a result of the Centra merger. Equipment expense for the third quarter of 2012 decreased slightly from the third quarter of 2011 due to a decrease in maintenance.

Data processing expense increased $905 thousand or 10.50% for the first nine months of 2012 as compared to the first nine months of 2011. For the third quarter of 2012, data processing expense increased $734 thousand or 24.96% from the third quarter of 2011. These increases were due mainly to the conversion to a new servicer.

Bankcard processing expense for the first nine months and third quarter of 2012 increased $210 thousand or 28.04% and $68 thousand or 24.82%, respectively, from the first nine months and third quarter of 2011. The increase was due to a higher volume of transactions.

FDIC insurance expense for the first nine months and third quarter of 2012 decreased $2.43 million or 34.90% and $819 thousand or 35.49%, respectively, from the first nine months and third quarter of 2011. The decreases were due to lower premiums.

Other expense for the first nine months and third quarter of 2012 increased $8.57 million or 25.27% and $3.95 million or 31.36% from the first nine months and third quarter of 2011, respectively. These increases were due mainly to the previously mentioned accrual of $3.3 million with respect to class actions against United Bank, Inc. of West Virginia. The additional increase from the first nine months of 2011 was due mainly to higher general operating expenses as a result of the Centra merger. In particular, ATM expense for the first nine months of 2012 increased $1.53 million and consulting and legal expense increased $1.42 million from the first nine months of 2011. Other increases for the first nine months of 2012 included amortization expense on intangibles of $586 thousand, advertising expenses of $479 thousand, and office supplies of $493 thousand.

On a linked-quarter basis, noninterest expense for the third quarter of 2012 increased $2.62 million or 5.11% from the second quarter of 2012. This increase was due primarily to the litigation settlement accrual as well as an increase of $1.04 million in data processing expense related to the overlap of data processors and the conversion to a new servicer. Partially offsetting these increases were decreases of $707 thousand and $552 thousand in employee compensation and benefits, respectively.

Income Taxes

Income tax expense for the first nine months of 2012 and 2011 was $28.89 million and $25.45 million, respectively. For the first nine months of 2012 and 2011, United’s effective tax rate was 32.00% and 31.50%, respectively. Income taxes for the third quarter of 2012 were $9.10 million as compared to $9.20 million for the third quarter of 2011. For the quarters ended September 30, 2012 and 2011, United’s effective tax rate was 32.00% and 31.50%, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of September 30, 2012, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.00 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2011 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2012 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2011 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2012, cash of $89.20 million was provided by operating activities due mainly to net income of $61.39 million for the first nine months of 2012. Net cash of $153.35 million was used in investing activities which was primarily due to net loan growth of $203.88 million. Partially offsetting the net cash used for loan growth were net purchases of $48.38 million over sales, calls and maturities of investment securities. During the first nine months of 2012, net cash of $135.53 million was used in financing activities due primarily to a decline of $62.29 million in deposits, the net repayment of $55.30 million in long-term FHLB advances and the payment of cash dividends in the amount of $46.75 million for the first nine months of 2012. Partially offsetting these uses of cash in financing activities was cash provided by a growth in short-term borrowings of $33.72 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $199.68 million for the first nine months of 2012.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.75% at September 30, 2012 and 13.83% at December 31, 2011, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.51% and 10.60%, respectively, at September 30, 2012, are also well above regulatory minimum requirements.

Total shareholders’ equity was $988.43 million at September 30, 2012, which increased $19.59 million or 2.02% from December 31, 2011. United’s equity to assets ratio was 11.79% at September 30, 2012 as compared to 11.46% at December 31, 2011. The primary capital ratio, capital and reserves to total assets and reserves, was 12.58% at September 30, 2012 as compared to 12.25% at December 31, 2011. United’s average equity to average asset ratio was 11.72% for the first nine months of 2012 as compared to 11.39% for the first nine months of 2011. All of these financial measurements reflect a financially sound position.

During the third quarter of 2012, United’s Board of Directors declared a cash dividend of $0.31 per share. Cash dividends were $0.93 per common share for the first nine months of 2012. Total cash dividends declared were $15.59 million for the third quarter of 2012 and $46.76 million for the first nine months of 2012 as compared to $15.06 million and $41.26 million, respectively, for the third quarter and first nine months of 2011.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2012 and December 31, 2011:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	September 30, 2012	December 31, 2011
+200	4.61%	8.61%
+100	1.17%	3.58%
-100	(0.06%)	(1.43%)

At September 30, 2012, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.17% over one year as compared to an increase of 3.58% at December 31, 2011. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.61% over one year as of September 30, 2012, as compared to an increase of 8.61% as of December 31, 2011. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.06% over one year as of September 30, 2012 as compared to a decrease of 1.43%, over one year as of December 31, 2011. With the federal funds rate at 0.25% at September 30, 2012 and December 31, 2011, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

United previously sold residential mortgage loans in a securitization transaction and retained an interest-only strip, and lower-rated subordinated classes of asset-backed securities, all of which are subordinated interests in the securitized assets. United recognized the excess of all cash flows attributable to the subordinated interests using the effective yield method. However, because the carrying value of United’s subordinated interest has been zero since June 30, 2005, the difference between the cash flows associated with these underlying mortgages and amounts owed to third party investors has been recognized in interest income as cash is received by United over the remaining life of the loans. However, the securitization trust (the Trust) is subject to an adverse judgment arising from a class action suit. An order granting supplemental damages and entry of final judgment was entered March 5, 2010. Subsequent to the order, the Trust entered into a settlement with all members of the Settlement Class wherein the Trust agreed not to appeal the case and the plaintiffs agreed to accept reduced and limited damages in settlement and dismissal of their claims with prejudice. The settlement will be strictly paid from the residual cash flows from the Trust and not the Company. Because the future payments and prepayments of loans in the Trust cannot be predicted, United cannot currently determine the amounts, if any, of residual cash flows that will be received. During the first nine months of 2012, United received no cash on the retained interest in the securitization.

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

At September 30, 2012, United’s mortgage related securities portfolio had an amortized cost of $135 million, of which approximately $65 million or 48% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.7 years and a weighted average yield of 5.48%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that with an immediate, sustained upward shock of 300 basis points, the average life of these securities would extend to 2.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 4.4%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately be approximately 18%.

United had approximately $31 million in 15-year mortgage backed securities with a projected yield of 4.80% and a projected average life of 2.8 years as of September 30, 2012. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7.3 years and a weighted average maturity (WAM) of 7.3 years.

United had approximately $4 million in 20-year mortgage backed securities with a projected yield of 4.83% and a projected average life of 2.8 years on September 30, 2012. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 9.6 years and a weighted average maturity (WAM) of 9.8 years.

United had approximately $6 million in 30-year mortgage backed securities with a projected yield of 6.59% and a projected average life of 3.8 years on September 30, 2012. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 12.6 years and a weighted average maturity (WAM) of 16.4 years.

The remaining 20% of the mortgage related securities portfolio at September 30, 2012, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2012, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2012 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On October 24, 2012, United Bankshares, Inc. and its wholly owned subsidiary, United Bank, Inc. of West Virginia, agreed to settle two class actions. The class actions alleged that United Bank improperly posted, processed, and paid consumer checking account debit card transactions, which allegedly resulted in the assessment of improper overdraft fees. These cases are virtually identical to cases filed against more than 70 other United States banks over the last three years.

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. of West Virginia agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. As of September 30, 2012, the $3.3 million settlement amount was fully accrued by the Company.

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

There have been no United equity securities sales during the quarter ended September 30, 2012 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2012	0	$00.00	0	322,200
8/01 – 8/31/2012	112	$25.96	0	322,200
9/01 – 9/30/2012	0	$00.00	0	322,200

Total	112	$25.96	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2012, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2012, the following shares were purchased for the deferred compensation plan: August 2012 – 112 shares at an average price of $25.96.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: November 8, 2012	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: November 8, 2012	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	78

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	79

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	80

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	81

101	Interactive data file (XBRL)	(c	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.
(c)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.