Form 10-K
period 2012-12-31
UNITED BANKSHARES INC/WV
filed 2013-02-28
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2012, was approximately $1,185,388,421.

As of January 31, 2013, United Bankshares, Inc. had 50,276,573 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated April 5, 2013 for the 2013 Annual Shareholders’ Meeting to be held on May 20, 2013, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2012, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-eight banking institutions. As of December 31, 2012, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, investment banking, financial planning, and brokerage services.

Employees

As of December 31, 2012, United and its subsidiaries had approximately 1,529 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

Web Site Address

United’s web site address is “www.ubsi-inc.com”. United makes available free of charge on its web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after United files such reports with the Securities and Exchange Commission (SEC). The reference to United’s web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document. These reports are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2012, United’s consolidated assets approximated $8.4 billion and total shareholders’ equity approximated $992 million.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s recently announced merger agreement with Virginia Commerce Bancorp, Inc. and its acquisition of Centra Financial Holdings, Inc. which occurred on July 8, 2011.

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

United Bank (WV) and United Bank (VA) are members of a network of automated teller machines known as the New York Currency Exchange (NYCE) ATM network. The NYCE is an interbank network connecting the ATMs of various financial institutions in the United States and Canada.

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

Lending Activities

United’s loan portfolio, net of unearned income, increased $280.6 million to $6.5 billion in 2012. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial real estate loans and commercial loans (not secured by real estate) increased $172.6 million or 7.51% and $164.9 million or 13.60%, respectively. Residential real estate loans decreased $53.47 million or 2.8% . Construction and consumer loans were relatively flat.

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

As of December 31, 2012, approximately $343.3 million or 5.3% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage. Of the $343.3 million, $172.8 million is secured by first deeds of trust on residential real estate with $138.7 million of that total falling in a loan-to-value (LTV) range of 90% to 100% and $34.2 million above a LTV of 100%; $16.1 million is secured by subordinate deeds of trust on residential real estate with $9.1 million between a LTV of 90% to 100% and $7.0 million above a LTV of 100%; and $100.9 million is secured by commercial real estate generally ranging from the regulatory limit for the type of commercial real estate up to a LTV of 100%. Of the $100.9 million high loan to value commercial loans, $25.7 million are classified as Other Construction Loans and Land Loans, $32.2 million are Non-residential Secured, $8.9 million are Commercial Owner occupied properties, $19.3 million are 1-4 family Residential Secured properties, $4.3 million are Multi-family Residential Secured properties, $8.2 million are Residential Construction Loans and the remaining $226 thousand are secured by farmland.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2012, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $4.3 billion as of December 31, 2012. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classifications that exceeded 10% of total loans. As of December 31, 2012, approximately $1.8 billion or 27.9% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2012, the balance of mortgage loans being serviced by United for others was insignificant.

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

During 2012, United originated $147.0 million of real estate loans for sale in the secondary market and sold $133.1 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2012 were $2.47 million.

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

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “AAA” rated municipal securities. Interest and dividends on securities for the years of 2012, 2011, and 2010 were $20.9 million, $27.1 million, and $39.3 million, respectively. For the years of 2012, 2011 and 2010, United recognized net losses on securities of $6.9 million, $18.8 million and $7.8 million, respectively. In the year 2012, United recognized other-than-temporary impairment (OTTI) charges of $7.4 million consisting primarily of $6.0 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $1.4 million on collateralized mortgage obligations (CMOs), which are not expected to be sold. In the year 2011, United recognized other-than-temporary impairment (OTTI) charges of $20.4 million consisting primarily of $17.3 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $3.2 million on collateralized mortgage obligations (CMOs).

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

As of December 31, 2012, there were 68 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 101 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2012, West Virginia’s seasonally adjusted unemployment rate was 7.5% according to information from West Virginia’s Bureau of Employment Programs. The national unemployment rate was 7.8%. The number of unemployed state residents rose 1,100 to 59,700 for the month of December as compared to the month of November. Total unemployment was down 2,600 over the year of 2012. The state unemployment rate of 7.5% for December 2012 was an increase from a rate of 7.3% for the month of November 2012 but a decline from 7.8% for December 2011. West Virginia’s not seasonally adjusted unemployment rate was 7.4% in December 2012. West Virginia is expected to post modest job growth in 2013 according to the latest forecast from the West Virginia University College of Business and Economics. Overall, the state is likely to continue to expand during the next five years, assuming the national economy avoids recession. The forecast calls for West Virginia’s job growth to average 1.2% per year during the 2012-2017 period, sending the unemployment rate down to 5.7% by the end of the forecast period. Job losses in the energy sector are forecast to continue through the beginning of 2013 and then level off. All told, employment in the sector is expected to end down 1.5% on an annual basis through 2017. Gains in other sectors, however, are predicted to make up the difference. Employment in the professional and business services sector is predicted to rise by 15,000 jobs over the next five years. Construction jobs are forecast to rise by more than 5.1% per year, as residential housing starts to rebound. Healthcare sector employment growth is expected to continue to be strong as the state’s older population increases over the forecast period. Employment in the sector is projected to rise by an average annual rate of 2.4% by 2017. The leisure and hospitality sector will see short term employment gains. Over the five-year forecast window, employment in this sector is expected to fall slightly, ending down a fraction of a percent annually through 2017.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate decreased 0.1 percentage point for the month of December 2012 to 5.5%, the third consecutive monthly decline, and was 0.6 percentage point below the December 2011 rate of 6.1%. December’s seasonally adjusted unemployment rate of 5.5% is the lowest in four years when the December 2008 rate was 5.3%. The labor force expanded for the fourth consecutive month, as the additional people that reported working exceeded the drop in the number of unemployed. Virginia’s seasonally adjusted unemployment rate is below the December national rate of 7.8%, which was unchanged from November. Virginia’s unadjusted unemployment rate increased 0.1 percentage point in December to 5.4%, but was 0.5 percentage point below the December 2011 rate. The number of unemployed increased by 4,197, or 1.8%, while the labor force contracted by 15,054, as household employment declined by 19,251. Virginia’s not seasonally adjusted unemployment rate continues below the national unadjusted rate, which increased to 7.6% in December from 7.4% in November. Economists are predicting that overall employment is expected to modestly increase by 1.0% and 1.3% in 2013 and 2014, respectively. Employment in the professional and business services sector is forecast to increase by 1.8% in 2013. Construction employment is expected to grow by 0.7% in 2013, which would mark the first year of growth in this sector since 2006. Employment in trade, transportation and utilities is expected to increase by 0.9% in 2013.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the Federal Deposit Insurance Corporation (FDIC) also announced the Temporary Liquidity Guarantee Program (TLGP) to guarantee eligible newly issued senior unsecured debt by FDIC-insured institutions through October 31, 2009. Under one component of this program, the Transaction Account Guaranty Program (TAGP), the FDIC temporarily provided a full guarantee on all noninterest-bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013. The TLGP expired on December 31, 2010 while the TAGP expired on June 30, 2010. Separate temporary unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and expired on December 31, 2012.

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

The following provisions of the Dodd-Frank Act will be applicable to United if United successfully completes the acquisition of Virginia Commerce Bancorp, Inc. and the assets of United’s Banking Subsidiaries exceed $10 billion:

• The Dodd-Frank Act created a new independent supervisory body, the Consumer Financial Protection Bureau (the “CFPB”) that is the primary regulator for federal consumer financial statutes. The Dodd-Frank Act also provided that for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with the federal consumer financial laws. These laws may affect the ability of United to collect outstanding balances.

• The Durbin Amendment required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.

Following completion of the acquisition of Virginia Commerce Bancorp, Inc., United will be subject to the cap on the interchange fees under the Durbin Amendment which will result in lower debit card interchange fees.

• In June 2011, the banking agencies issued proposed guidance which described the manner in which stress testing should be employed as an integral component of risk management and as a component of capital and liquidity planning by certain banking organizations. Specifically, this proposed guidance applies to banking organizations with total consolidated assets of more than $10 billion and sets forth expectations that those banking organizations will conduct both regular periodic stress tests and ad hoc stress tests in response to emerging risks.

• On April 1, 2011, the FDIC’s revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the Dodd-Frank Act created a two scorecard system, one for large depository institutions that have more than $10 billion in assets and another for highly complex institutions that have over $50 billion in assets. See details under the heading “Deposit Insurance” below.

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

In December 2009, United paid $36.4 million in prepaid risk-based assessments, of which $17.9 million is remaining and included in other assets in the accompanying Consolidated Balance Sheet as of December 31, 2012.

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

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

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

United’s FDIC insurance expense totaled $6.1 million, $8.5 million and $9.7 million in 2012, 2011 and 2010, respectively.

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

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a higher minimum tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject United to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on United if it would fail to meet applicable capital requirements.

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

Economic conditions began deteriorating during the latter half of 2007 and continued throughout 2012. Business activity across a wide range of industries and regions has been greatly reduced and many businesses are experiencing serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crisis, many lending institutions, including United, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Overall, the general business environment has had an adverse effect on United’s business, and there can be no assurance that the environment will improve in the near term. Accordingly, until conditions improve, United’s business, financial condition and results of operations could continue to be adversely affected.

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could have a materially adverse affect on future earnings and regulatory capital

Continued volatility in the fair value for certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on United’s accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other-than-temporarily impaired. This could have a material impact on United’s future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities that were temporarily impaired.

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

Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2016.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2012, an aggregate of approximately $27.6 million and $16.2 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.

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

The rules effecting debit card interchange fees under the Durbin Amendment will negatively impact our electronic banking income.

The Durbin Amendment required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. Following completion of the acquisition of Virginia Commerce Bancorp, Inc., United will be subject to the cap on the interchange fees under the Durbin Amendment which will result in lower debit card interchange fees.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. Moreover, the proposed reforms seek to eliminate trust preferred securities from Tier 1 capital over a ten-year period. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.

While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to United.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for United could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if United were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends.

United’s business is dependent on technology, and an inability to invest in technological improvements may adversely affect United’s results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. United has made significant investments in data processing, management information systems and internet banking accessibility. United’s future success will depend in part upon United’s ability to create additional efficiencies in its operations through the use of technology. There can be no assurance that United’s technological improvements will increase United’s operational efficiency or that United will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

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

Failure to maintain effective internal controls over financial reporting in the future could impair United’s ability to accurately and timely report its financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting United’s business and stock price.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. Management believes that United’s internal controls over financial reporting are currently effective. Management will continually review and analyze the Company’s internal controls over financial reporting for Sarbanes-Oxley Section 404 compliance. Any failure to maintain, in the future, an effective internal control environment could impact United’s ability to report its financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact United’s business and stock price.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and fifteen (115) full service offices—fifty-six (56) offices located throughout West Virginia, fifty-four (54) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Wheeling area, two in the Charleston area, two in the Beckley area, three in the Morgantown area and one each in Parkersburg, Charles Town, Martinsburg and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, three in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas.

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

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. of West Virginia agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. As of December 31, 2012, the $3.3 million settlement amount was fully accrued by the Company.

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

Stock

As of January 31, 2013, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 50,867,630 were issued, including 591,057 shares held as treasury shares. The outstanding shares are held by approximately 6,886 shareholders of record, as well as 16,123 shareholders in street name as of January 31, 2013. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2012 and 2011, no shares were repurchased under the plan.

The Board of Directors believes that the availability of authorized but unissued common stock of United is of considerable value if opportunities should arise for the acquisition of other businesses through the issuance of United’s stock. Shareholders do not have preemptive rights, which allow United to issue additional authorized shares without first offering them to current shareholders.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of

Directors. Dividends have been paid quarterly. Dividends were $1.24 per share in 2012, $1.21 per share in 2011 and $1.20 per share in 2010. See “Market and Stock Prices of United” for quarterly dividend information.

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

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 19, 2013, the last practicable date, was $26.19.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2013	Dividends		High	Low
First Quarter through February 19, 2013	$0.31	(1)	$26.21	$24.80
2012
Fourth Quarter	$0.31		$25.80	$23.02
Third Quarter	$0.31		$26.40	$22.54
Second Quarter	$0.31		$29.45	$23.87
First Quarter	$0.31		$30.91	$27.36
2011
Fourth Quarter	$0.31		$29.29	$19.06
Third Quarter	$0.30		$25.21	$18.78
Second Quarter	$0.30		$27.46	$22.36
First Quarter	$0.30		$30.84	$25.66

(1)	On February 19, 2013, United declared a dividend of $0.31 per share, payable April 1, 2013, to shareholders of record as of March 8, 2013.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2012, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2007 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
United Bankshares, Inc.	100.00	123.44	78.87	120.76	122.80	110.89
NASDAQ Bank Index	100.00	78.54	65.73	75.02	67.17	79.70
S&P Mid-Cap Index	100.00	63.79	87.57	110.87	108.97	128.41

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2012	0	$00.00	0	322,200
11/01 – 11/30/2012	117	$25.31	0	322,200
12/01 – 12/31/2012	0	$00.00	0	322,200

Total	117	$25.31

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2012, no shares were exchanged by participants in United’s stock option plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2012, the following shares were purchased for the deferred compensation plan: November 2012 –117 shares at an average price of $25.31.

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

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2012. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Summary of Operations:
Total interest income	$323,897	$316,522	$323,382	$365,845	$429,911
Total interest expense	46,190	55,794	85,196	120,374	177,119
Net interest income	277,707	260,728	238,186	245,471	252,792
Provision for loan losses	17,862	17,141	13,773	46,065	25,155
Other income	66,292	50,837	62,203	53,970	67,303
Other expense	204,656	184,048	182,212	175,127	171,073
Income taxes	38,874	34,766	32,457	10,951	36,913
Net income	82,607	75,610	71,947	67,298	86,954
Cash dividends	62,351	56,827	52,300	50,837	50,231

Per common share:
Net income:
Basic	1.64	1.62	1.65	1.55	2.01
Diluted	1.64	1.61	1.65	1.55	2.00
Cash dividends	1.24	1.21	1.20	1.17	1.16
Book value per share	19.74	19.29	18.18	17.53	16.97

Selected Ratios:
Return on average shareholders’ equity	8.35%	8.50%	9.19%	8.81%	11.12%
Return on average assets	0.98%	0.97%	0.95%	0.85%	1.09%
Dividend payout ratio	75.48%	75.16%	72.69%	75.54%	57.77%

Selected Balance Sheet Data:
Average assets	$8,399,513	$7,780,836	$7,533,974	$7,925,506	$8,007,068
Investment securities	729,402	824,219	794,715	966,920	1,291,822
Loans held for sale	17,762	3,902	6,869	5,284	868
Total loans	6,511,416	6,230,777	5,260,326	5,736,809	6,014,155
Total assets	8,420,013	8,451,470	7,155,719	7,805,101	8,102,091
Total deposits	6,752,986	6,819,010	5,713,534	5,971,100	5,647,954
Long-term borrowings	284,926	345,366	386,458	771,935	852,685
Total liabilities	7,427,762	7,482,626	6,362,707	7,043,551	7,365,379
Shareholders’ equity	992,251	968,844	793,012	761,550	736,712

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to consolidated financial statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2012, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

In addition, on July 8, 2011, United completed its acquisition of Centra Financial Holdings, Inc. (Centra) of Morgantown, West Virginia. The results of operations of Centra are included in the consolidated results of operations from the date of acquisition. As a result, the comparisons for the year of 2012 to the same time period of 2011 are impacted by increased levels of average balances, income, expense, and asset quality results due to the acquisition. At consummation, Centra had assets of approximately $1.3 billion, loans of $1.0 billion, deposits of $1.1 billion and shareholders’ equity of $131 million.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment. At December 31, 2012, the allowance for loan losses was $73.9 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2012 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for credit losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

At December 31, 2012, approximately 8.65% of total assets, or $728.46 million, consisted of financial instruments recorded at fair value. Of this total, approximately 90.86% or $661.91 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 9.14% or $66.55 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At December 31, 2012, only $4.28 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note T for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2012 COMPARED TO 2011

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2012 were $8.42 billion which was a decrease of $31.46 million or less than 1% from December 31, 2011. The decrease was primarily the result of a $203.93 million or 32.06% decrease in cash and cash equivalents, a $94.82 million or 11.50% decrease in investment securities and a $22.71 million or 6.45% decrease in other assets. Partially offsetting these decreases in total assets was an increase in portfolio loans of $280.64 million or 4.50% and an increase of $13.86 million or 355.20% in loans held for sale. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $54.86 million or less than 1% while shareholders’ equity increased $23.41 million or 2.42%. The decrease in total liabilities was due mainly to a $66.02 million decrease in deposits, and a $60.44 million decrease in long-term borrowings, which were partially offset by increases of $60.20 million and $11.60 million in short-term borrowings and accrued expenses and other liabilities, respectively.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2012 decreased $203.93 million or 32.06% from year-end 2011. Of this total decrease, interest-bearing deposits with other banks decreased $232.85 million or 45.98% as United placed less excess cash in an interest-bearing account with the Federal Reserve. Partially offsetting this decrease in interest-bearing deposits with other banks is a $28.91 million or 22.48% increase in cash and due from banks and a $12 thousand or 1.19% increase in federal funds sold. During the year of 2012, net cash of $129.44 million was provided by operating activities. Net cash of $208.14 million and $125.22 million were used in investing activities and financing activities, respectively. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2012 decreased $94.82 million or 11.50% from year-end 2011. Securities available for sale decreased $70.89 million or 10.18%. This change in securities available for sale mainly reflects $2.00 billion in sales, maturities and calls of securities, $1.93 billion in purchases, and an increase of $5.46 million in market value. Securities held to maturity decreased $15.82 million or 26.69% from year-end 2011 due primarily to calls and maturities of securities. Other investment securities decreased $8.10 million or 11.84% from year-end 2011 due to the redemption of Federal Home Loan Bank (FHLB) stock.

The following is a summary of available for sale securities at December 31:

	2012	2011	2010
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$336,747	$303,484	$103,851
States and political subdivisions	76,765	94,794	81,801
Mortgage-backed securities	126,338	225,069	386,125
Asset-backed securities	11,729	0	0
Marketable equity securities	6,660	4,341	5,794
Trust preferred collateralized debt obligations	94,794	104,161	124,632
Single issue trust preferred securities	15,286	15,242	15,594
Corporate securities	4,996	4,994	0

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$673,315	$752,085	$717,797

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$625,625	$696,518	$653,276

The following is a summary of held to maturity securities at December 31:

	2012	2011	2010
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$10,916	$11,062	$11,200
States and political subdivisions	12,515	12,794	20,288
Mortgage-backed securities	61	77	94
Single issue trust preferred securities	19,750	32,116	32,122
Other corporate securities	225	3,240	3,332

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$43,467	$59,289	$67,036

TOTAL HELD TO MATURITY SECURITIES, at fair value	$42,695	$56,181	$62,315

At December 31, 2012, gross unrealized losses on available for sale securities were $58.72 million. Securities in an unrealized loss position at December 31, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

As of December 31, 2012, United’s mortgage-backed securities had an amortized cost of $126.40 million, with an estimated fair value of $131.63 million. The portfolio consisted primarily of $101.83 million in agency residential mortgage-backed securities with a fair value of $106.58 million and $24.57 million in non-agency residential mortgage-backed securities with an estimated fair value of $25.05 million. As of December 31, 2012, United’s asset-backed securities had an amortized cost of $11.73 million, with an estimated fair value of $11.71 million.

As of December 31, 2012, United’s corporate securities had an amortized cost of $141.71 million, with an estimated fair value of $80.99 million. The portfolio consisted primarily of $94.79 million in pooled trust preferred securities with a fair value of $40.61 million and $35.04 million in single issue trust preferred securities with an estimated fair value of $28.49 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $11.88 million and a fair value of $11.89 million, only one of which was individually significant.

The pooled trust preferred securities consisted of positions in 23 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $17.63 million of the Company’s pooled securities, while mezzanine tranches represent $77.17 million. Of the $77.17 million in mezzanine tranches, $11.73 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2012, $9.14 million of the pooled trust preferred securities were investment grade, $5.00 million were split-rated, and the remaining $80.65 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

As of December 31, 2012, United’s single issue trust preferred securities had an amortized cost of $35.04 million. Of the $35.04 million, $10.89 million or 31.09% were investment grade; $633 thousand or 1.81% were unrated; $7.90 million or 22.55% were split rated; and $15.61 million or 44.55% were below investment grade. The two largest exposures accounted for 49.32% of the $35.04 million. These included Wells Fargo at $9.89 million and SunTrust Bank at $7.39 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

During the year of 2012, United recognized net other-than-temporary impairment charges totaling $7.38 million on certain TRUP CDOs and non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2012 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

More information relating to investment securities is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $13.86 million or 355.20% as loan originations exceeded loan sales in the secondary market during the year of 2012. Portfolio loans, net of unearned income, increased $280.64 million or 4.50% from year-end 2011 mainly due to a $337.44 million or 9.62% increase in the total commercial, financial and agricultural loans category. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $172.57 million or 7.51% while commercial loans (not secured by real estate) increased $164.88 million or 13.60%. Partially offsetting these increases in portfolio loans was a decrease of $53.47 million or 2.83% in residential real estate loans.

A summary of loans outstanding is as follows:

	December 31
	2012	2011	2010	2009	2008
Commercial, financial & agricultural	$3,846,409	$3,508,966	$2,837,692	$3,003,298	$3,167,458
Residential real estate	1,838,252	1,891,725	1,700,380	1,859,439	1,915,355
Construction & land development	550,677	549,877	470,934	559,602	601,995
Consumer	282,442	283,712	254,345	318,439	335,750
Less: Unearned interest	(6,364)	(3,503)	(3,025)	(3,969)	(6,403)

Total loans	6,511,416	6,230,777	5,260,326	5,736,809	6,014,155
Allowance for loan losses	(73,901)	(73,874)	(73,033)	(67,853)	(61,494)

TOTAL LOANS, NET	$6,437,515	$6,156,903	$5,187,293	$5,668,956	$5,952,661

Loans held for sale	$17,762	$3,902	$6,869	$5,284	$868

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2012:

	Less Than	One To	Over
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial & agricultural	$995,043	$1,200,570	$1,650,796	$3,846,409
Construction & land development	271,483	155,013	124,181	550,677

Total	$1,266,526	$1,355,583	$1,774,977	$4,397,086

At December 31, 2012, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$368,587	$791,590	$670,054	$1,830,231
Outstanding with adjustable rates	897,939	563,993	1,104,923	2,566,855

	$1,266,526	$1,355,583	$1,774,977	$4,397,086

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $22.71 million or 6.45% from year-end 2011 due mainly to a $6.15 million decrease in income tax receivable and a $6.22 million decrease in United’s net pension asset due to a decline in the discount rate used in the year-end valuation and a less than expected return on the plan assets. In addition, deferred tax assets decreased $2.30 million, OREO decreased $2.28 million, prepaid regulatory assessments decreased $5.54 million and core deposit intangibles decreased $2.84 million due to amortization. Partially offsetting these decreases from year-end 2011 was an increase of $5.84 million in cash surrender values of bank-owned life insurance policies.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2012 remained flat, decreasing $66.02 million or less than 1% from year-end 2011. In terms of composition, noninterest-bearing deposits increased $205.25 million or 12.68% while interest-bearing deposits decreased $271.27 million or 5.22% from December 31, 2011.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $135.92 million or 12.10% and personal noninterest-bearing deposits of $31.47 million or 8.25%. Partially offsetting these increases was a $22.64 million or 24.81% decrease in public noninterest-bearing deposits.

The decrease in interest-bearing deposits was due mainly to a $946.78 million or 44.03% decrease in interest-bearing MMDAs, a $178.15 million or 14.68% decrease in time deposits under $100,000, and a $121.65 million or 11.29% decrease in time deposits over $100,000 due in large part to historically low interest rates. The $946.78 million decrease in interest-bearing MMDAs is mainly due to a $741.96 million or 53.83% decrease in personal MMDAs, a $172.11 million or 24.32% decrease in commercial MMDAs and a $32.71 million or 50.98% decrease in public funds MMDAs. The $178.15 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $176.72 million. The $121.65 million decrease in time deposits over $100,000 is due to a $54.47 million decrease in Deposit Account Registry Service (CDARS) balances over $100,000 and a $74.11 million decrease in fixed rate CDs over $100,000. Partially offsetting these decreases in interest-bearing deposits was a $925.79 million or 325.22% increase in interest-bearing checking deposits due to increases in state and municipal interest-bearing checking accounts of $173.37 million, personal interest-bearing checking accounts of $666.44 million and commercial interest-bearing checking accounts of $85.98 million. In addition, regular savings accounts increased $49.52 million or 10.45% mainly due to an increase of $47.52 million in personal savings accounts.

The table below summarizes the changes by deposit category since year-end 2011:

	December 31	December 31
	2012	2011	$ Change	% Change
(Dollars in thousands)
Demand deposits	$1,824,411	$878,838	$945,573	107.59%
Interest-bearing checking	1,210,463	284,670	925,793	325.22%
Regular savings	523,336	473,819	49,517	10.45%
Money market accounts	1,203,341	2,890,445	(1,687,104)	(58.37%)
Time deposits under $100,000	1,035,815	1,213,964	(178,149)	(14.68%)
Time deposits over $100,000	955,620	1,077,274	(121,654)	(11.29%)

Total deposits	$6,752,986	$6,819,010	$(66,025)	(0.97%)

At December 31, 2012, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2013	$1,266,724
2014	345,245
2015	204,881
2016	95,713
2017 and thereafter	78,872

TOTAL	$1,991,435

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2012 are summarized as follows:

Amount
(In thousands)
3 months or less	$367,372
Over 3 through 6 months	124,799
Over 6 through 12 months	168,676
Over 12 months	294,773

TOTAL	$955,620

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2012			2011			2010
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$1,720,098	$0	0.00%	$476,460	$0	0.00%	$320,915	$0	0.00%
NOW and money market deposits	2,405,678	8,161	0.34%	3,084,146	9,019	0.29%	2,675,969	11,365	0.42%
Savings deposits	521,039	562	0.11%	447,166	423	0.09%	380,081	332	0.09%
Time deposits	2,129,445	23,525	1.10%	2,233,065	29,633	1.33%	2,349,119	43,966	1.87%

TOTAL	$6,776,260	$32,248	0.48%	$6,240,837	$39,075	0.63%	$5,726,084	$55,663	0.97%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2012 were flat, decreasing $244 thousand or less than 1% during the year of 2012. Since year-end 2011, short-term borrowings increased $60.20 million or 23.63% due to a $100 million increase in overnight FHLB advances, which was partially offset by a $1.67 million decrease in federal funds purchased and a $38.13 million decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $60.44 million or 17.50% since year-end 2011 due mainly to a net repayment of $55.40 million in long-term FHLB advances.

The table below summarizes the changes by borrowing category since year-end 2011:

	December 31		Amount	Percentage
	2012	2011	Change	Change
(Dollars in thousands)
Federal funds purchased	$5,446	$7,120	$(1,674)	(23.51%)
Securities sold under agreements to repurchase	209,516	247,646	(38,130)	(15.40%)
Short-term FHLB advances	100,000	0	100,000	100.00%
Long-term FHLB advances	86,411	141,809	(55,398)	(39.07%)
Issuances of trust preferred capital securities	198,515	203,557	(5,042)	(2.48%)

Total borrowings	$599,888	$600,132	$(244)	(0.04%)

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2012 increased $11.60 million or 18.82% from year-end 2011. In particular, income taxes payable increased $4.91 million due to higher earnings while other accrued expenses increased $4.78 million due mainly to an accrual of $3.30 million with respect to a litigation settlement related to overdraft claims against United. In addition, United’s net pension asset declined due to a decline in the discount rate used in the year-end valuation and a less than expected return on the plan assets, resulting in a $3.68 million liability at year-end 2012. Partially offsetting these increases in accrued expenses and other liabilities was a $1.54 million decrease in interest payable due to a decline in long-term borrowings and interest-bearing time deposits.

Shareholders’ Equity

Shareholders’ equity at December 31, 2012 increased $23.41 million or 2.42% from December 31, 2011 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends which equaled $20.26 million for the year of 2012.

Accumulated other comprehensive income increased $1.01 million or 1.51% due mainly to an increase of $3.55 million, net of deferred income tax, in the fair value of United’s available for sale investment portfolio. In addition, the accretion of pension costs for the year of 2012 was $2.52 million while the after-tax non-credit portion of OTTI losses for the year of 2012 was $1.57 million. Partially offsetting these increases to accumulated other comprehensive income is an after tax adjustment to United’s pension asset resulting in a decline of $6.63 million.

EARNINGS SUMMARY

Net income for the year 2012 was $82.61 million or $1.64 per diluted share compared to $75.61 million or $1.61 per diluted share for the year of 2011.

United’s return on average assets for the year of 2012 was 0.98% and return on average shareholders’ equity was 8.35% as compared to 0.97% and 8.50% for the year of 2011.

As previously stated, United completed its acquisition of Centra during the third quarter of 2011. As a result, comparisons for the year of 2012 to the same time period in 2011 are impacted by increased levels of average balances, income, and expense due to the acquisition. The results for the year of 2012 included an accrual of $3.3 million with respect to a settlement of claims asserted in class actions against United Bank, Inc. of West Virginia. In addition, the results for year of 2012 included noncash, before-tax, other-than-temporary impairment charges of $7.38 million on certain investment securities. The results for the year of 2011 included before-tax, other-than-temporary impairment charges of $20.41 million on certain investment securities.

Net interest income for the year of 2012 was $277.71 million, an increase of $16.98 million or 6.51% from the prior year. The provision for loan losses was $17.86 million for the year 2012 as compared to $17.14 million for the year of 2011.

Noninterest income was $66.29 million for the year of 2012, up $15.46 million or 30.40% when compared to the year of 2011. Included in noninterest income for the year of 2012 and 2011 were the previously mentioned noncash before-tax other-than-temporary impairment charges of $7.38 million and $20.41 million, respectively. Noninterest expense was $204.66 million, an increase of $20.61 million or 11.20% for the year of 2012 when compared to 2011.

Income tax expense for the year of 2012 was $38.87 million as compared to $34.77 million for the year of 2011. United’s effective tax rate was approximately 32.0% and 31.5% for years ended December 31, 2012 and 2011, respectively, as compared to 31.1% for 2010.

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

Net interest income for the year of 2012 was $277.71 million, which was an increase of $16.98 million or 6.51% from the year of 2011. The $16.98 million increase in net interest income occurred because total interest income increased $7.38 million while total interest expense declined $9.60 million from the year of 2011. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2012 was $284.12 million, an increase of $16.81 million or 6.29% from the year of 2011. The net interest margin for the year of 2012 was 3.81%, down 6 basis points from a net interest margin of 3.87% for the year of 2011.

Tax-equivalent interest income for the year of 2012 was $330.31 million, a $7.20 million or 2.22% increase from the year of 2011. This increase was primarily attributable to an increase in average earning assets from the Centra acquisition. Average earning assets increased $553.61 million or 8.02% from the year of 2011. Average net loans increased $600.91 million or 10.64% for the year of 2012. Partially offsetting the increases to tax-equivalent interest income for the year of 2012 was a decline of 25 basis points in the average yield on earning assets as compared to the year of 2011. The average yield on earning assets was 4.43% for the year of 2012 and 4.68% for the year of 2011. In addition, average investments for the year of 2012 decreased $44.50 million or 5.50% from the year of 2011 due to sales, calls and maturities.

Interest expense for the year of 2012 was $46.19 million, a decrease of $9.60 million or 17.21% from the year of 2011. The decline in interest expense for the year of 2012 was attributable to a decrease of 22 basis points in the average cost of funds for the year of 2012 as a result of lower market interest rates. In particular, the average cost of interest-bearing deposits was 0.64%, a decline of 18 basis points from 0.82% for the year of 2011 and the average cost of long-term borrowings was 4.45% for the year of 2012, a decrease of 34 basis points from 4.79% for the year of 2011. In addition, United repaid approximately $61 million in long-term borrowings. Partially offsetting these decreases to interest expense was an increase of $268.70 million or 5.00% in average interest-bearing liabilities due mainly to increases of $283.36 million and $24.13 million, respectively, in average interest-bearing deposits and short-term borrowings. The average cost of short-term borrowings was 0.11% for the year of 2012, up 5 basis points from 0.06% for the year of 2011.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2012, 2011 and 2010.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2012	2011	2010
Net interest income, GAAP basis	$277,707	$260,728	$238,186
Tax-equivalent adjustment (1)	6,413	6,587	5,906

Tax-equivalent net interest income	$284,120	$267,315	$244,092

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2012, 2011 and 2010 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$439,481	$1,169	0.27%	$442,282	$1,255	0.28%	$407,908	$1,267	0.31%
Investment Securities:
Taxable	664,437	17,364	2.61%	707,897	23,069	3.26%	791,600	34,564	4.37%
Tax-exempt	99,706	5,421	5.44%	100,743	6,130	6.08%	106,981	7,257	6.78%

Total Securities	764,143	22,785	2.98%	808,640	29,199	3.61%	898,581	41,821	4.65%
Loans, net of unearned Income (2)	6,322,740	306,356	4.85%	5,721,510	292,655	5.11%	5,471,297	286,200	5.23%
Allowance for loan losses	(73,549)			(73,231)			(69,643)

Net loans	6,249,191		4.90%	5,648,279		5.18%	5,401,654		5.30%

Total earning assets	7,452,815	$330,310	4.43%	6,899,201	$323,109	4.68%	6,708,143	$329,288	4.91%

Other assets	946,698			881,635			825,831

TOTAL ASSETS	$8,399,513			$7,780,836			$7,533,974

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,056,162	$32,248	0.64%	$4,772,801	$39,075	0.82%	$4,597,335	$55,663	1.21%
Short-term borrowings	280,706	303	0.11%	256,578	166	0.06%	288,704	167	0.06%
Long- term borrowings	306,606	13,639	4.45%	345,395	16,553	4.79%	682,507	29,366	4.30%

Total Interest-Bearing Funds	5,643,474	46,190	0.82%	5,374,774	55,794	1.04%	5,568,546	85,196	1.53%

Noninterest-bearing deposits	1,720,098			1,468,036			1,128,749
Accrued expenses and other liabilities	46,113			48,087			54,029

TOTAL LIABILITIES	4,409,685			6,890,897			6,751,324
SHAREHOLDERS’ EQUITY	989,828			889,939			782,650

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,399,513			$7,780,836			$7,533,974

NET INTEREST INCOME		$284,120			$267,315			$244,092

INTEREST SPREAD			3.61%			3.64%			3.38%

NET INTEREST MARGIN			3.81%			3.87%			3.64%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2012 Compared to 2011				2011 Compared to 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$(8)	$(44)	$(34)	$(86)	$107	$(122)	$3	$(12)
Investment securities:
Taxable	(1,417)	(4,601)	313	(5,705)	(3,658)	(8,787)	950	(11,495)
Tax-exempt (1)	(63)	(645)	(1)	(709)	(423)	(749)	45	(1,127)

Loans (1),(2)	31,127	(15,815)	(1,611)	13,701	13,071	(6,482)	(134)	6,455

TOTAL INTEREST INCOME	29,639	(21,105)	(1,333)	7,201	9,097	(16,140)	864	(6,179)

Interest expense:
Interest-bearing deposits	$2,324	$(8,591)	$(560)	$(6,827)	$2,123	$(17,930)	$(781)	$(16,588)
Short-term borrowings	14	128	(5)	137	(19)	0	18	(1)
Long-term borrowings	(1,858)	(1,174)	118	(2,914)	(14,496)	3,344	(1,661)	(12,813)

TOTAL INTEREST EXPENSE	480	(9,637)	(447)	(9,604)	(12,392)	(14,586)	(2,424)	(29,402)

NET INTEREST INCOME	$29,159	$(11,468)	$(886)	$16,805	$21,489	$(1,554)	$3,288	$23,223

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2012, nonperforming loans were $92.80 million or 1.43% of loans, net of unearned income compared to nonperforming loans of $79.66 million or 1.28% of loans, net of unearned income at December 31, 2011. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $18.07 million at December 31, 2012, an increase of $1.89 million or 11.67% from $16.18 million at year-end 2011. The increase in loans past due 90 days or more was primarily due to an increase in commercial past due relationships. At December 31, 2012, nonaccrual loans were $71.56 million, an increase of $11.67 million or 19.48% from $59.89 million at year-end 2011. The increase in nonaccrual loans was primarily due to the deterioration in financial condition of two large relationships which necessitated transfer of the relationships to nonaccrual status. Restructured loans were $3.17 million at December 31, 2012 as compared to $3.59 million at year-end 2011. The decrease in restructured loans was mainly due to the repayment of a restructured consumer loan. The loss potential on these loans has been properly evaluated and allocated within United’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $142.29 million, including OREO of $49.48 million at December 31, 2012, represented 1.69% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 2.21% at September 30, 2012.

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

	December 31
	2012	2011	2010	2009	2008
	(In thousands)
Nonaccrual loans	$71,559	$59,892	$59,996	$50,856	$42,317
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	18,068	16,179	6,798	20,314	11,881
Restructured loans (1)	3,175	3,592	437	1,087	0

Total nonperforming loans	92,802	79,663	67,231	72,257	54,198

Other real estate owned	49,484	51,760	44,770	40,058	19,817

TOTAL NONPERFORMING ASSETS	$142,286	$131,423	$112,001	$112,315	$74,015

(1)	Restructured loans with an aggregate balance of $375 thousand and $1.53 million at December 31, 2012 and 2011, respectively, were on nonaccrual status, but are not included in the “Nonaccrual loans” category. A restructured loan with a balance of $437 thousand at December 31, 2010 was past due 90 days or more, but was not included in the “Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest“category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2012, impaired loans were $95.39 million, which was a decrease of $32.65 million or 25.50% from the $128.04 million in impaired loans at December 31, 2011. This decrease in impaired loans was due mainly to decreased outstanding principal associated with impaired loans in the Company’s non-owner occupied commercial real estate, residential real estate and construction and land development portfolios as a result of repayment of principal through the sale of associated collateral combined with improved borrower collateral positions which led to reduction of impairments. The loss potential on these loans has been properly evaluated and allocated within United’s allowance for loan losses. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is referred to as the allowance for credit losses. At December 31, 2012, the allowance for credit losses was $75.56 million as compared to $75.73 million at December 31, 2011.

At December 31, 2012, the allowance for loan losses was $73.90 million as compared to $73.87 million at December 31, 2011. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.13% at December 31, 2012 and 1.19% of loans, net of unearned income at December 31, 2011. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 79.63% and 92.73% at December 31, 2012 and December 31, 2011, respectively. For United, this ratio at December 31, 2012 decreased from the ratio at December 31, 2011 because nonperforming loans increased $13.14 million or 16.49% while the allowance for loan losses was relatively flat from year-end 2011. Adjustments to risk grades and qualitative risk factors within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $2.33 million or 3.27%. The increased allocations did not increase the overall level of the reserve because of a decrease in the estimate for imprecision of $2.31 million. The decrease in the estimate for imprecision is attributable to refined methodology utilized by the Bank to fully allocate amounts reserved for losses inherent in the Bank’s portfolio. The Company’s detailed methodology and analysis indicated an increase in the allocated allowance for loan losses primarily due to increased loss allocations on impaired loans.

For the years ended December 31, 2012 and 2011, the provision for loan losses was $17.86 million and $17.14 million, respectively. Net charge-offs were $17.84 million for the year of 2012 as compared to net charge-offs of $16.30 million for the year of 2011. Annualized net charge-offs as a percentage of average loans were 0.28% for the year of 2012. This ratio compares favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 0.64% for the third quarter of 2012. The reserve for lending-related commitments at December 31, 2012 was $1.66 million, a decrease of $197 thousand or 10.63% from December 31, 2011. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$75,727	$75,039	$70,010	$63,603	$58,744

Loans charged off:
Commercial, financial & agricultural (2)	7,028	4,892	5,495	22,626	5,710
Residential real estate (2)	8,882	7,069	9,334	9,695	6,505
Construction & land development (2)	3,099	6,290	9,298	6,288	6,375
Consumer (2)	1,546	1,354	1,635	2,468	2,608

TOTAL CHARGE-OFFS	20,555	19,605	25,762	41,077	21,198
Recoveries:
Commercial, financial & agricultural (2)	1,544	2,565	16,158	669	318
Residential real estate (2)	821	248	493	272	215
Construction & land development (2)	54	136	21	89	23
Consumer (2)	301	356	346	389	346

TOTAL RECOVERIES	2,720	3,305	17,018	1,419	902

NET LOANS CHARGED OFF	17,835	16,300	8,744	39,658	20,296
Provision for credit losses	17,665	16,988	13,773	46,065	25,155

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$75,557	$75,727	$75,039	$70,010	$63,603

Loans outstanding at the end of period (gross) (1)	$6,517,780	$6,234,280	$5,263,351	$5,740,778	$6,020,558

Average loans outstanding during period (net of unearned income) (1)	$6,314,146	$5,718,639	$5,467,927	$5,883,995	$5,863,858

Net charge-offs as a percentage of average loans outstanding	0.28%	0.29%	0.16%	0.67%	0.35%

Allowance for credit losses, as a percentage of nonperforming loans	81.42%	95.06%	111.6%	96.89%	117.35%

(1)	Excludes loans held for sale.
(2)

Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

United evaluates the adequacy of the allowance for credit losses and its loan administration policies are focused upon the risk characteristics of the loan portfolio and lending-related commitments. United’s process for evaluating the allowance is a formal company-wide process that focuses on early identification of potential problem credits and procedural discipline in managing and accounting for those credits. This process determines the appropriate level of the allowance for credit losses, allocation among loan types and lending-related commitments, and the resulting provision for credit losses. The provision for credit losses includes the provision for loan losses and a provision for lending-related commitments included in other expenses.

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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2012	2011	2010	2009	2008
	(In thousands)
Commercial, financial & agricultural (1)	$37,264	$36,120	$37,490	$43,467	$39,550

Residential real estate (1)	14,895	13,880	11,653	6,971	4,144

Construction & land development (1)	18,858	19,151	18,738	12,184	10,169
Consumer (1)	2,620	2,151	2,161	3,545	4,920
Allowance for estimated imprecision	264	2,572	2,991	1,686	2,711

Allowance for loan losses	$73,901	$73,874	$73,033	$67,853	$61,494

Reserve for lending-related commitments	1,656	1,853	2,006	2,157	2,109

Allowance for credit losses	$75,557	$75,727	$75,039	$70,010	$63,603

(1) Certain loan amounts were reclassified in 2010 to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2012	2011	2010	2009	2008
Commercial, financial & agricultural (1)	59.07%	56.31%	53.95%	52.35%	52.66%
Residential real estate (1)	28.23%	30.36%	32.32%	32.41%	31.85%
Construction & land development (1)	8.46%	8.83%	8.95%	9.76%	10.01%
Consumer (1)	4.24%	4.50%	4.78%	5.48%	5.48%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

(1) Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

United’s formal company-wide review of the allowance for loan losses at December 31, 2012 produced increased allocations in four of the six loan categories. The allowance allocated to commercial real estate nonowner-occupied loans increased by $1.23 million due to an increase in historical loss rates and outstanding loan balances. The allocation related to the residential real estate loan pool increased by $1.02 million due to an increase in historical loss rates, as well as the consumer loan pool which experienced an increase in allocation of $469 thousand due to an increase in historical loss rates. The commercial real estate owner-occupied loan pool allocation increased by $207 thousand due to an increase in historical loss rates and specific allocation for impaired loans. Offsetting these increases was a decrease in the other commercial loan pool allocation of $292 thousand driven by a combination of lower outstanding balances and a decrease in specific allocations for floorplan lending. The real estate construction and development allocation decreased $293 thousand due to a change in qualitative factors within the allowance calculation. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2011 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $14.20 million at December 31, 2012 and $11.16 million at December 31, 2011. Compared to the prior year-end, this element of the allowance increased by $3.04 million primarily due to increased specific allocations for the nonowner-occupied commercial real estate, other commercial loan, and real estate construction and development loan pools.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at December 31, 2012 by $2.31 million to $264 thousand. This estimate for imprecision represents 0.35% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $75.56 million at December 31, 2012 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.

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

Noninterest income was $66.29 million for the year of 2012, up $15.46 million or 30.40% from the year of 2011. Net losses on investment securities transactions for the year of 2012 were $6.93 million compared to net losses of $18.84 million for the year of 2011. Included in net losses on investment securities for the year of 2012 were before-tax other-than-temporary impairment charges of $7.38 million on certain investment securities consisting primarily of $5.97 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $1.41 million on collateralized mortgage obligations (CMOs) and a before-tax, net gain of $446 thousand on the sale of investment securities. Included in net losses on investment securities for the year of 2011 were before-tax other-than-temporary impairment charges of $20.41 million on certain investment securities consisting primarily of $17.25 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $3.16 million on collateralized mortgage obligations (CMOs) and a before-tax, net gain of $1.58 million on the sale of investment securities. Excluding the results of the investment security transactions, noninterest income for the year of 2012 would have increased $3.55 million or 5.09% from the year of 2011.

Revenue from trust income and brokerage commissions increased $2.50 million or 18.75% due mainly to increased brokerage volume and the value of assets under management. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Mortgage banking income increased $1.52 million or 159.56% due to increased mortgage loan production and sales in the secondary market during the year of 2012 as compared to 2011. Mortgage loan sales were $133.11 million in 2012 as compared to $72.02 million in 2011.

Fees from deposit services were $41.83 million for the year of 2012 which was relatively flat from the year of 2011, decreasing $278 thousand or less than 1%. In particular, automated teller machine (ATM) fees decreased $1.63 million and overdraft or insufficient funds (NSF) fees declined $869 thousand. Virtually offsetting these declines were increases in check card income of $2.35 million and account analysis fees of $351 thousand.

Income from bank owned life insurance policies decreased $247 thousand or 4.67% due mainly to a smaller increase in the cash surrender values of the insurance policies in 2012 as compared to 2011. Fees from bankcard transactions increased $424 thousand or 16.49% as compared to the year of 2011 due to a higher volume of transactions. Other income decreased $753 thousand or 21.13% for the year of 2012 as compared to last year’s income mainly due to a decrease of $332 thousand from derivatives not in a hedging relationship as a result of a change in value. A corresponding amount of expense is included in other expense in the income statement.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2012 was $204.66 million, an increase of $20.61 million or 11.20% from the year of 2011. This increase was mainly the result of the Centra merger.

Employee compensation for the year of 2012 increased $6.79 million or 10.51% from the year of 2011 due mainly to the additional employees from the Centra merger. Also included in employee compensation was expense for stock options of $1.91 million for the year of 2012 as compared to $1.13 million for the year of 2011.

Employee benefits expense increased $3.82 million or 22.01% due mainly an increase of $3.09 million in pension expense due to a change in the discount rate used in the valuation process. Also, health insurance expense increased $369 thousand and Federal Insurance Contributions Act (FICA) expense increased $170 thousand due mainly to the additional employees from Centra. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note M, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $4.28 million and $2.94 million, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $1.87 million and $5.54 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $2.57 million and $4.57 million, respectively.

Net occupancy expense increased $1.83 million or 9.85% for the year of 2012 as compared to the year of 2011. The higher net occupancy expense for 2012 was due mainly to the additional offices acquired from Centra. In particular, building rental expense increased $687 thousand, real property taxes increased $370 thousand, building maintenance increased $353 thousand, and building depreciation increased $294 thousand.

Other real estate owned (OREO) expense increased $1.55 million or 22.09% for the year of 2012 as compared to the year of 2011. The increase from 2011 was due mainly to decreases in the fair values of OREO properties. Equipment expense increased $331 thousand or 4.15% for the year of 2012 as compared to the year of 2011 due to a higher depreciation and maintenance expense as a result of the Centra merger.

Data processing expense increased $895 thousand or 7.69% for the year of 2012 as compared to the year of 2011 due to the additional processing as a result of the Centra merger and the conversion to a new servicer. Bankcard processing fees increased $264 thousand or 25.12% as a result of higher volume of transactions. FDIC insurance expense decreased $2.40 million or 28.39% for the year of 2012 as compared to the year of 2011 due mainly to lower premiums.

Other expenses increased $7.53 million or 15.91% for the year of 2012 as compared to the year of 2011. This increase was due mainly to the previously mentioned accrual of $3.3 million with respect to class actions against United Bank, Inc. of West Virginia. The additional increase from the year of 2011 was due mainly to higher general operating expenses as a result of the Centra merger. In particular, ATM expense for the year of 2012 increased $1.90 million and consulting, legal expense increased $1.42 million, office supplies increased $624 thousand and amortization expense on intangibles increased $423 thousand.

United’s efficiency ratio was 54.08% for the year of 2012 as compared to 51.81% for the year of 2011.

Income Taxes

For the year ended December 31, 2012, income taxes were $38.87 million, compared to $34.77 million for 2011. United’s effective tax rate was approximately 32.0% and 31.5% for years ended December 31, 2012 and 2011, respectively, as compared to 31.1% for 2010. For further details related to income taxes, see Note L, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2012 was $21.01 million or $0.42 per diluted share compared to $17.89 million or $0.41 per diluted share in 2011. The results for the first quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $1.38 million on certain investment securities. The results for the first quarter of 2011 included noncash, before-tax, other-than-temporary impairment charges of $2.11 million on certain investment securities.

For the second quarter of 2012, net income was $21.05 million or $0.42 per diluted share compared to $17.45 million or $0.40 per diluted share in 2011. The results of the second quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $1.74 million on certain investment securities. The results of the second quarter of 2011 included before-tax net gains of $630 thousand on the sale of investment securities and noncash, before-tax, other-than-temporary impairment charges of $4.10 million on certain investment securities.

In the third quarter of 2012, net income was $19.33 million or $0.38 per diluted share as compared to $20.02 million or $0.40 per diluted share in the third quarter of 2011. The results of the third quarter of 2012 included an accrual of $3.3 million with respect to a settlement of claims asserted in class actions against United Bank, Inc. of West Virginia. In addition, the results for the third quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $2.26 million on certain investment securities. The results of the third quarter of 2011 included before-tax, other-than-temporary impairment charges of $7.92 million on certain investment securities and before-tax net gains of $445 thousand on the sale of investment securities.

Fourth quarter of 2012 net income was $21.21 million or $0.42 per diluted share, an increase from net income of $20.26 million or $0.40 per diluted share in the fourth quarter of 2011. The results for the fourth quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $2.00 million on certain investment securities. In comparison, the results for the fourth quarter of 2011 included noncash, before-tax, other-than-temporary impairment charges of $6.29 million on certain investment securities.

Tax-equivalent net interest income for the fourth quarter of 2012 was $71.30 million, a decrease of $2.42 million or 3.28% from the fourth quarter of 2011 due mainly to a decrease in the average yield on earning assets. The fourth quarter of 2012 average yield on earning assets decreased 22 basis points from the fourth quarter of 2011. In addition, average earning assets decreased $142.88 million or 1.89% from the fourth quarter of 2011 as average short-term investments and average investment securities declined $270.26 million and $83.79 million, respectively. Average net loans did increase $211.17 million or 3.41% for the fourth quarter of 2012 from the fourth quarter of 2011, partially offsetting the decreases in average short-term investments and investment securities. Partially offsetting the decreases to tax-equivalent net interest income for the fourth quarter of 2012 was a decline of 20 basis points in the average cost of funds as compared to the fourth quarter of 2011. The net interest margin for the fourth quarter of 2012 was 3.83%, which was a decrease of 5 basis points from a net interest margin of 3.88% for the fourth quarter of 2011.

For the fourth quarter of 2012, the provision for credit losses was $5.82 million while net charge-offs were $5.79 million.

Noninterest income for the fourth quarter of 2012 was $16.75 million, which was an increase of $4.87 million from the fourth quarter of 2011. Included in noninterest income for the fourth quarter of 2012 were noncash, before-tax, other-than-temporary impairment charges of $2.00 million on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $6.29 million on certain investment securities for the fourth quarter of 2011. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the fourth quarter of 2012 would have increased $275 thousand or 1.51% from the fourth quarter of 2011. This increase for the fourth quarter of 2012 was due primarily to increases of $362 thousand in income from trust and brokerage services due to increases in volume and the value of assets under management and $469 thousand in mortgage banking income due to increased production and sales of mortgage loans in the secondary market. Partially offsetting these increases was a decrease of $524 thousand in fees from deposit services.

Noninterest expense for the fourth quarter of 2012 was $49.27 million, a decrease of $756 thousand or 1.51% from the fourth quarter of 2011. Merger expenses of $744 thousand related to the acquisition of Centra were included in the results for the fourth quarter of 2011. In addition, equipment expense for the fourth quarter of 2012 declined $728 thousand due to lower amounts of maintenance and depreciation expense. Partially offsetting these amounts were increases of $516 thousand and $404 thousand in employee compensation and benefits expense, respectively.

Additional quarterly financial data for 2012 and 2011 may be found in Note V, Notes to Consolidated Financial Statements.

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

United’s business and earnings are also affected by general and local economic conditions. For most of 2012 and 2011, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2012:

		Total Payments Due by Period
(In thousands)				Three to
	Total	One Year or Less	One to Three Years	Five Years	Over Five Years
Deposits without a stated maturity (1)	$4,761,551	$4,761,551	0	0	0
Time deposits (2) (3)	2,027,580	1,283,892	$565,913	$175,990	$1,785
Short-term borrowings (2)	314,964	314,964	0	0	0
Long-term borrowings (2) (3)	411,693	37,607	45,521	14,060	314,505
Operating leases	36,604	7,385	11,511	7,971	9,737

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2012. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2012, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.11 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2012 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note P, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2012:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$430,893

Credit card and personal revolving lines	122,346

Commercial	1,620,138

Total unused commitments	$2,173,377

Financial standby letters of credit	$63,657

Performance standby letters of credit	33,199

Commercial letters of credit	250

Total letters of credit	$97,106

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

Cash flows provided by operations in 2012 were $129.44 million as compared to $118.57 million of cash provided by operations during 2011 due in large part to an increase in net income of $6.98 million. In 2012, net cash of $208.14 million was used in investing activities which was primarily due to loan growth of $298.47 million which was partially offset by net cash received of $85.62 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. In 2011, net cash of $158.34 million was provided by investing activities which was mainly due to net cash received of $49.09 million for the acquisition of Centra. In addition, net cash of $76.59 million was received for excess of net proceeds from sales, calls and maturities of investment securities over purchases. During the year of 2012, net cash of $125.22 million was used in financing activities due primarily to a decline of $62.80 million in deposits, the repayment of long-term borrowings in the amount of $60.55 million, and the payment of $62.33 million for cash dividends. During the year of 2011, net cash of $102.29 million was used in financing activities. Cash used in financing activities included a decrease in deposits of $24.27 million, the repayment of FHLB borrowings in the amount of $60.37 million and the payment of cash dividends in the amount of $54.34 million for the year of 2011. Sources of cash from financing activities included an increase in short-term borrowings in the amount of $32.99 million for the year of 2011. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $203.93 million for the year of 2012 as compared to an increase in cash and cash equivalents of $174.61 million for the year of 2011. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.67% at December 31, 2012 and 13.83% at December 31, 2011, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.44% and 10.62%, respectively, at December 31, 2012, are also well above minimum regulatory requirements. See Note S, Notes to Consolidated Financial Statements.

Total year-end 2012 shareholders’ equity increased $23.41 million or 2.42% to $992.25 million from $968.84 million at December 31, 2011. United’s equity to assets ratio was 11.78% at December 31, 2012 as compared to 11.46% at December 31, 2011. The primary capital ratio, capital and reserves to total assets and reserves, was 12.57% at December 31, 2012, as compared to 12.25% at December 31, 2011. United’s average equity to average asset ratio was 11.78% and 11.44% for the years ended December 31, 2012 and 2011, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2012, United’s Board of Directors declared a cash dividend of $0.31 per share. Dividends per share of $1.24 for the year of 2012 represented an increase over the $1.21 per share paid for 2011. Total cash dividends declared to common shareholders were approximately $62.35 million for the year of 2012 as compared to $56.83 million for the year of 2011. The year 2012 was the thirty-ninth consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2012	2011	2010
Return on average assets	0.98%	0.97%	0.95%
Return on average equity	8.35%	8.50%	9.19%
Dividend payout ratio	75.48%	75.16%	72.69%
Average equity to average assets ratio	11.78%	11.44%	10.39%

2011 COMPARED TO 2010

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2011 were $8.45 billion which was an increase of $1.30 billion or 18.11% from December 31, 2010, primarily the result of the acquisition of Centra Financial Holdings Inc. (Centra) on July 8, 2011. Portfolio loans increased $970.45 million or 18.45%, mainly the result of the Centra acquisition which added approximately $1.02 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2010, commercial, financial and agricultural loans increased $671.27 million or 23.66% as commercial real estate loans increased $497.37 million and commercial loans (not secured by real estate) increased $173.90 million. In addition, residential real estate loans and construction and land development loans increased $191.35 million or 11.25% and $78.94 million or 16.76%, respectively, while other consumer loans increased $29.37 million or 11.55%. The increases were due primarily to the Centra merger. Cash and cash equivalents increased $174.61 million or 37.85% mainly due to a $161.05 million or 46.64% increase in interest-bearing deposits with other banks as United placed its excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $13.28 million or 11.51% and federal funds sold increased $291 thousand or 40.53%. During the year of 2011, net cash of $118.57 million and $158.34 million was provided by operating activities and investing activities, respectively, while net cash of $102.29 million was used in financing activities. Investment securities increased $29.50 million or 3.71% due mainly to a $43.24 million or 6.62% increase in securities available for sale. This change in securities available for sale reflects $1.49 billion in sales, maturities and calls of securities, $1.42 billion in purchases, and a $9.50 million increase in market value. Securities held to maturity decreased $7.75 million or 11.56% from year-end 2010 due to calls and maturities of securities. Other investment securities decreased $5.99 million or 8.05% from year-end 2010. In addition, goodwill increased $63.85 million or 20.48%, other assets increased $37.17 million or 11.81%, and bank premises and equipment increased $21.06 million or 38.04% mainly the result of the Centra acquisition.

The increase in total assets is reflected in a corresponding increase in total liabilities of $1.12 billion or 17.60% from year-end 2010. The increase in total liabilities was due mainly to an increase of $1.11 billion or 19.35% and $20.46 million or 3.53% in deposits and borrowings, respectively, mainly due to the Centra acquisition. In terms of composition, noninterest-bearing deposits increased $415.91 million or 34.57% while interest-bearing deposits increased $689.57 million or 15.29% from December 31, 2010. Since year-end 2010, short-term borrowings increased $61.55 million or 31.86% due to a $64.55 million increase in securities sold under agreements to repurchase. Long-term borrowings decreased $41.09 million or 10.63% since year-end 2010 as long-term FHLB advances decreased $60.37 million or 29.86% due to repayments. Partially offsetting this decrease in long-term FHLB advances, United assumed $20 million of junior subordinated debt securities in the Centra merger. Accrued expenses and other liabilities at December 31, 2011 decreased $5.86 million or 8.69% from year-end 2010 mainly as a result of a $9.08 million decrease in income taxes payable due to a timing difference in payments. Partially offsetting this decrease was an increase of $2.48 million in dividends payable.

Shareholders ‘equity increased $175.83 million or 22.17% from year-end 2010 mainly as a result of the Centra acquisition. The Centra transaction added approximately $161 million as 6,548,473 shares were issued from United’s authorized but unissued shares for the merger at a cost of $170 million. Earnings net of dividends for the year of 2011 were $18.78 million. Accumulated other comprehensive income decreased $6.10 million due mainly due to an after tax-adjustment to United’s pension asset resulting in a decline of $13.38 million. Partially offsetting this decrease was an increase of $6.17 million, net of deferred income tax, in the fair value of United’s available for sale investment portfolio. In addition, the accretion of pension costs for the year of 2011 was $1.46 million while the after-tax non-credit portion of OTTI losses for the year of 2011 was $354 thousand.

EARNINGS SUMMARY

Net income for the year of 2011 was $75.61 million or $1.61 per diluted share compared to $71.95 million or $1.65 per diluted share for the year of 2010.

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

Net interest income for the year of 2011 was $260.73 million, an increase of $22.54 million or 9.46% from the year of 2010. The provision for loan losses was $17.14 million for the year of 2011 as compared to $13.77 million for the year of 2010.

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

Net Interest Income

Net interest income for the year of 2011 was higher than the year of 2010 due mainly to a lower amount of average interest-bearing liabilities due to the net repayment of FHLB advances at the end of 2010 and the beginning of 2011 as well as an increase in average earnings assets as a result of the Centra merger. Generally, prior to the Centra merger, net interest income had declined in 2011 from the same time periods in 2010 as interest income has declined more than interest expense. The lower amount of net interest income had been due largely to a decrease in average earning assets as a result of less loan demand due to current economic conditions and a lack of desirable reinvestment options for securities as they mature or are called. Yields on earning assets have also declined from 2010 due to lower reinvestment rates on loans and securities as a result of historically low market interest rates. United has been able to lower its funding costs on deposits and short-term borrowings from 2010 due to these lower market interest rates even to the point of outpacing the decline in the yield on earning assets.

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

Tax-equivalent net interest income for the year of 2011 was $267.32 million, an increase of $23.22 million or 9.51% from the year of 2010. The net interest margin for the year of 2011 was 3.87%, up 23 basis points from a net interest margin of 3.64% for the year of 2010.

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

Provision for Loan Losses

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

Other Income

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

For the year of 2011, income from bank owned life insurance policies increased $613 thousand or 13.12% due mainly to an increase in the cash surrender values of the insurance policies as well as additional policies acquired in the Centra merger. Fees from bankcard transactions decreased $1.12 million or 23.38% as compared to the year of 2010 due to the sale of United’s merchant business in the fourth quarter of 2010. A similar amount of expense reduction in bankcard processing costs is included in other expense in the income statement as a result of the sale of United’s merchant business. Mortgage banking income increased $290 thousand or 43.81% due to an increase in mortgage loan sales in the secondary market during the year of 2011 as compared to 2010. Mortgage loan sales were $72.02 million in 2011 as compared to $47.60 million in 2010. Other income decreased $1.55 million or 30.36% for the year of 2011 as compared to the year of 2010 mainly due to a decrease of $1.87 million from derivatives not in a hedging relationship as a result of a change in value. A corresponding amount of expense is included in other expense in the income statement.

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2012 and 2011:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2012	December 31, 2011
+200	7.93%	8.61%
+100	3.67%	3.58%
-100	(0.60%)	(1.43%)
-200	---	---

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 3.67% over one year as of December 31, 2012, as compared to an increase of 3.58% as of December 31, 2011. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.93% over one year as of December 31, 2012, as compared to an increase of 8.61% as of December 31, 2011. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.60% over one year as of December 31, 2012 as compared to a decrease of 1.43% over one year as of December 31, 2011. With the federal funds rate at 0.25% at December 31, 2012 and 2011, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

Extension Risk

At December 31, 2012, United’s mortgage related securities portfolio had an amortized cost of $126 million, of which approximately $51 million or 41% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 1.9 years and a weighted average yield of 5.99%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points in rates, the average life of these securities would only extend to 2.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 5%, less than the price decline of a 2 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 17%.

United had approximately $27 million in 15-year mortgage backed securities with a projected yield of 4.80% and a projected average life of 2.7 years as of December 31, 2012. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7.6 years and a weighted average maturity (WAM) of 7.1 years.

United had approximately $4 million in 20-year mortgage backed securities with a projected yield of 4.84% and a projected average life of 2.8 years on December 31, 2012. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 9.8 years and a weighted average maturity (WAM) of 9.6 years.

United had approximately $5 million in 30-year mortgage backed securities with a projected yield of 6.74% and a projected average life of 3.8 years on December 31, 2012. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 13.7 years and a weighted average maturity (WAM) of 15.1 years.

The remaining 29% of the mortgage related securities portfolio at December 31, 2012, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ Steven E. Wilson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 28, 2013

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 28, 2013

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2012	December 31 2011
Assets
Cash and due from banks	$157,539	$128,627
Interest-bearing deposits with other banks	273,517	506,367
Federal funds sold	1,021	1,009

Total cash and cash equivalents	432,077	636,003
Securities available for sale at estimated fair value (amortized cost-$673,315 at December 31, 2012 and $752,085 at December 31, 2011)	625,625	696,518
Securities held to maturity (estimated fair value-$42,695 at December 31, 2012 and $56,181 at December 31, 2011)	43,467	59,289
Other investment securities	60,310	68,412
Loans held for sale	17,762	3,902
Loans	6,517,780	6,234,280
Less: Unearned income	(6,364)	(3,503)

Loans net of unearned income	6,511,416	6,230,777
Less: Allowance for loan losses	(73,901)	(73,874)

Net loans	6,437,515	6,156,903
Bank premises and equipment	72,170	76,442
Goodwill	375,583	375,626
Accrued interest receivable	26,302	26,461
Other assets	329,202	351,914

TOTAL ASSETS	$8,420,013	$8,451,470

Liabilities
Deposits:
Noninterest-bearing	$1,824,411	$1,619,162
Interest-bearing	4,928,575	5,199,848

Total deposits	6,752,986	6,819,010
Borrowings:
Federal funds purchased	5,446	7,120
Securities sold under agreements to repurchase	209,516	247,646
Federal Home Loan Bank borrowings	186,411	141,809
Other long-term borrowings	198,515	203,557
Allowance for lending-related commitments	1,656	1,853
Accrued expenses and other liabilities	73,232	61,631

TOTAL LIABILITIES	7,427,762	7,482,626

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued- 50,867,630 at December 31, 2012 and 2011, including 591,057 and 654,682 shares in treasury at December 31, 2012 and 2011, respectively	127,169	127,169
Surplus	238,739	238,761
Retained earnings	712,299	692,043
Accumulated other comprehensive loss	(65,748)	(66,758)
Treasury stock, at cost	(20,208)	(22,371)

TOTAL SHAREHOLDERS’ EQUITY	992,251	968,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,420,013	$8,451,470

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2012	2011	2010
Interest income
Interest and fees on loans	$301,840	$288,213	$282,834
Interest on federal funds sold and other short-term investments	1,169	1,255	1,267
Interest and dividends on securities:
Taxable	17,364	23,069	34,564
Tax-exempt	3,524	3,985	4,717

Total interest income	323,897	316,522	323,382
Interest expense
Interest on deposits	32,248	39,075	55,663
Interest on short-term borrowings	303	166	167
Interest on long-term borrowings	13,639	16,553	29,366

Total interest expense	46,190	55,794	85,196

Net interest income	277,707	260,728	238,186
Provision for loan losses	17,862	17,141	13,773

Net interest income after provision for loan losses	259,845	243,587	224,413
Other income
Fees from trust and brokerage services	15,845	13,343	13,637
Fees from deposit services	41,832	42,110	39,220
Bankcard fees and merchant discounts	2,996	2,572	4,786
Other service charges, commissions, and fees	2,229	1,849	1,918
Income from bank-owned life insurance	5,039	5,286	4,673
Income from mortgage banking	2,471	952	662
Other income	2,810	3,563	5,116

Total other-than-temporary impairment losses	(4,955)	(20,958)	(40,756)
Portion of loss recognized in other comprehensive income	(2,421)	544	30,941

Net other-than-temporary impairment losses	(7,376)	(20,414)	(9,815)
Net gains on sales/calls of investment securities	446	1,576	2,006

Net investment securities losses	(6,930)	(18,838)	(7,809)

Total other income	66,292	50,837	62,203
Other expense
Employee compensation	71,402	64,611	60,564
Employee benefits	21,178	17,358	16,749
Net occupancy expense	20,428	18,596	17,246
Other real estate owned (OREO) expense	8,556	7,008	11,131
Equipment expense	8,307	7,976	6,014
Data processing expense	12,532	11,637	10,820
Bankcard processing expense	1,315	1,051	3,284
FDIC insurance expense	6,064	8,468	9,684
Other expense	54,874	47,343	46,720

Total other expense	204,656	184,048	182,212

Income before income taxes	121,481	110,376	104,404
Income taxes	38,874	34,766	32,457

Net income	$82,607	$75,610	$71,947

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2012	2011	2010
Earnings per common share:
Basic	$1.64	$1.62	$1.65

Diluted	$1.64	$1.61	$1.65

Dividends per common share	$1.24	$1.21	$1.20

Average outstanding shares:
Basic	50,265,620	46,803,432	43,547,965
Diluted	50,298,019	46,837,363	43,625,183

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Year Ended December 31
	2012	2011	2010
Net income	$82,607	$75,610	$71,947

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	5,120	5,820	2,109
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	4	5	90
Change in cash flow hedge derivatives, net of tax	0	0	4,999
Change in defined benefit pension plan, net of tax	(4,114)	(11,927)	529

Comprehensive income, net of tax	$83,617	$69,508	$79,674

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2010	44,319,157	110,798	95,284	653,613	(68,383)	(29,762)	761,550
Net income	0	0	0	71,947	0	0	71,947
Other comprehensive income, net of tax	0	0	0	0	7,727	0	7,727

Total comprehensive income, net of tax							79,674
Stock based compensation expense	0	0	1,050	0	0	0	1,050
Purchase of treasury stock (8,910 shares)	0	0	0	0	0	(249)	(249)
Distribution of treasury stock for deferred compensation plan (28,466 shares)	0	0	0	0	0	520	520
Common dividends declared ($1.20 per share)	0	0	0	(52,300)	0	0	(52,300)
Common stock options exercised (164,341 shares)	0	0	(2,903)	0	0	5,670	2,767

Balance at December 31, 2010	44,319,157	110,798	93,431	673,260	(60,656)	(23,821)	793,012
Net income	0	0	0	75,610	0	0	75,610
Other comprehensive income, net of tax	0	0	0	0	(6,102)	0	(6,102)

Total comprehensive income, net of tax							69,508
Acquisition of Centra Financial Holdings, Inc.	6,548,473	16,371	145,049	0	0	0	161,420
Stock based compensation expense	0	0	1,133	0	0	0	1,133
Purchase of treasury stock (676 shares)	0	0	0	0	0	(18)	(18)
Distribution of treasury stock for deferred compensation plan (3,069 shares)	0	0	0	0	0	74	74
Cash dividends ($1.21 per share)	0	0	0	(56,827)	0	0	(56,827)
Common stock options exercised (40,447 shares)	0	0	(852)	0	0	1,394	542

Balance at December 31, 2011	50,867,630	127,169	238,761	692,043	(66,758)	(22,371)	968,844
Net income	0	0	0	82,607	0	0	82,607
Other comprehensive income, net of tax	0	0	0	0	1,010	0	1,010

Total comprehensive income, net of tax							83,617
Stock based compensation expense	0	0	1,908	0	0	0	1,908
Purchase of treasury stock (455 shares)	0	0	0	0	0	(13)	(13)
Distribution of treasury stock for deferred compensation plan (4,710 shares)	0	0	0	0	0	130	130
Cash dividends ($1.24 per share)	0	0	0	(62,351)	0	0	(62,351)
Grant of restricted stock (52,700 shares)	0	0	(1,816)	0	0	1,816	0
Forfeiture of restricted stock (840 shares)	0	0	29	0	0	(29)	0
Common stock options exercised (7,510 shares)	0	0	(143)	0	0	259	116

Balance at December 31, 2012	50,867,630	$127,169	$238,739	$712,299	$(65,748)	$(20,208)	$992,251

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$82,607	$75,610	$71,947
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,862	17,141	13,773
Depreciation, amortization and accretion	9,723	7,340	6,788
Loss on sales of bank premises, OREO and equipment	262	1,072	1,835
Loss on securities	6,930	18,838	7,809
Loans originated for sale	(146,966)	(66,990)	(49,181)
Proceeds from sales of loans	135,577	72,971	48,258
Gain on sales of loans	(2,471)	(952)	(662)
Stock-based compensation	1,908	1,133	1,050
Deferred income tax expense	337	10,907	6,582
Increase in cash surrender value of bank-owned life insurance policies	(5,039)	(5,195)	(4,673)
Contribution to pension plan	0	0	(9,100)
Amortization of net periodic pension costs	3,567	912	1,467
Changes in:
Interest receivable	159	(2,897)	3,594
Other assets	17,264	3,329	4,634
Accrued expenses and other liabilities	7,719	(14,652)	(3,297)

NET CASH PROVIDED BY OPERATING ACTIVITIES	129,439	118,567	100,824

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	15,973	7,635	6,480
Proceeds from sales of securities held to maturity	0	0	2,979
Proceeds from sales of securities available for sale	5,381	24,763	57,294
Proceeds from maturities and calls of securities available for sale	1,991,166	1,462,173	1,331,904
Purchases of securities available for sale	(1,926,898)	(1,417,978)	(1,236,221)
Redemption of bank-owned life insurance policies	0	822	0
Purchases of bank premises and equipment	(5,207)	(8,018)	(3,273)
Proceeds from sales of bank premises and equipment	2,238	24	11
Acquisition of Centra Financial Holdings, Inc., net of cash acquired	0	49,085	0
Proceeds from sales and redemptions of other investment securities	13,345	10,819	4,816
Purchases of other investment securities	(5,665)	(338)	(173)
Net change in loans	(298,474)	29,350	468,106

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(208,141)	158,337	631,923

FINANCING ACTIVITIES
Cash dividends paid	(62,333)	(54,344)	(52,257)
Excess tax benefits from stock-based compensation arrangements	35	3,114	459
Acquisition of treasury stock	(12)	(18)	(11)
Proceeds from exercise of stock options	115	542	2,492
Distribution of treasury stock for deferred compensation plan	130	74	520
Repayment of long-term Federal Home Loan Bank borrowings	(55,398)	(60,372)	(385,032)
Redemption of issued trust preferred securities	(5,155)	0	0
Changes in:
Time deposits	(299,803)	(274,652)	(591,732)
Other deposits	237,001	250,380	334,166
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	60,196	32,986	(29,730)

NET CASH USED IN FINANCING ACTIVITIES	(125,224)	(102,290)	(721,125)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(203,926)	174,614	11,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	636,003	461,389	449,767

CASH AND CASH EQUIVALENTS AT END OF YEAR	$432,077	$636,003	$461,389

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2012

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. (United, the Company) is a multi-bank holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Wheeling MSA and the Weirton MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

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

United determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. United consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements.

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2012 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature.

The Company has evaluated events and transactions subsequent to December 31, 2012 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements. A description of the significant accounting policies is presented below.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees accreted and included in interest income were $10,765,000, $6,264,000 and $4,690,000 for the years of 2012, 2011 and 2010, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

Other Real Estate Owned: At December 31, 2012 and 2011, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $49,484,000 and $51,760,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $4,270,000, $4,172,000 and $4,226,000 for the years of 2012, 2011, and 2010, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $2,852,000, $2,429,000 and $1,884,000 in 2012, 2011, and 2010, respectively, related to all intangible assets.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2012 and 2011, total goodwill approximated

$375,583,000 and $375,626,000, respectively.

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

Stock-Based Compensation: Compensation expense related to stock options and restricted stock awards issued to participants is based upon the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a binomial lattice option pricing model, while the fair value of restricted stock awards is based upon the stock price at the date of grant. Compensation expense is recognized on a straight line basis over the vesting period for options and the respective period for stock awards.

Stock-based compensation expense was $1,908,000 in 2012, $1,133,000 in 2011 and $1,050,000 in 2010.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options which have an exercise price below market price. The dilutive effect of stock options approximated 32,399 shares in 2012, 33,931 shares in 2011 and 77,218 shares in 2010. There are no other common stock equivalents.

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2012, United granted 52,700 restricted shares to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2012	2011	2010
Distributed earnings allocated to common stock	$62,286	$56,827	$52,300
Undistributed earnings allocated to common stock	20,245	18,783	19,647

Net earnings allocated to common shareholders	$82,531	$75,610	$71,947

Average common shares outstanding	50,265,620	46,803,432	43,547,965
Equivalents from stock options	32,399	33,931	77,218

Average diluted shares outstanding	50,298,019	46,837,363	43,625,183

Earnings per basic common share	$1.64	$1.62	$1.65
Earnings per diluted common share	$1.64	$1.61	$1.65

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

Other Recent Accounting Pronouncements: In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for United beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment,” which amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s financial condition or results of operations.

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

In April 2011, the FASB issued ASU 2011-03, “Consideration of Effective Control on Repurchase Agreements”, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 did not have a material impact on United’s financial condition or results of operation.

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

NOTE B—MERGERS AND ACQUISITIONS

Virginia Commerce Bancorp, Inc.

After the close of business on January 29, 2013, United entered into an Agreement and Plan of Reorganization (the Agreement) with Virginia Commerce Bancorp, Inc. (VCBI), a Virginia corporation headquartered in Arlington, Virginia. In accordance with the Agreement, VCBI will merge with and into a wholly-owned subsidiary of United (the Merger). At the effective time of the Merger, VCBI will cease to exist and the wholly-owned subsidiary of United shall survive and continue to exist as a Virginia corporation.

The Agreement provides that at the effective time of the Merger, each outstanding share of common stock of VCBI will be converted into the right to receive 0.5442 shares of United common stock, par value $2.50 per share.

Pursuant to the Agreement, at the effective time of the Merger, VCBI’s outstanding stock options and trust preferred warrants will be converted into options to purchase United’s common stock and warrants to purchase United common stock. In addition, the warrant held by the United States Department of Treasury to purchase common stock of VCBI will be converted into a warrant to purchase common stock of United.

After the effective time of the Merger, Virginia Commerce Bank, a wholly-owned subsidiary of VCBI, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

As of December 31, 2012, VCBI has approximately $2.82 billion in assets and 28 banking offices, one residential mortgage origination office and one wealth management office. VCBI locations are in the Northern Virginia suburbs of Washington, D.C. The acquisition of VCBI will afford United the opportunity to significantly enhance its existing footprint in the Washington, D.C. Metropolitan Statistical Area.

Centra Financial Holdings, Inc.

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

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Centra acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $30.72 million on the loans acquired from Centra, a premium on interest-bearing deposits of $6.53 million and a discount of $564 thousand on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At December 31, 2012, the premium on the interest-bearing deposits has an estimated remaining life of three months while the discount on the junior subordinated debt securities has an estimated remaining life of 3.4 years. United assumed approximately $621 thousand of liabilities to provide severance benefits to terminated employees of Centra. As of December 31, 2012, no balance remained on these liabilities.

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

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $72,647,000, $48,112,000 and $46,446,000, respectively.

The consideration paid for Centra’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(In thousands)
Purchase price:
Value of common shares issued (6,548,473 shares)	$161,420
Cash for stock options and fractional shares	8,576

Total purchase price	169,996

Identifiable assets:
Cash and cash equivalents	57,661
Investment securities	128,078
Loans held for sale	2,062
Loans	1,016,102
Premises and equipment	20,126
Core deposit intangibles	12,439
Other assets	53,656

Total identifiable assets	$1,290,124
Identifiable liabilities:
Deposits	$1,132,885
Short-term borrowings	28,566
Long-term borrowings	19,436
Other liabilities	3,273

Total identifiable liabilities	1,184,160

Net assets acquired including identifiable intangible assets	105,964

Resulting goodwill	$64,032

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2011	$375,626
Reductions:
Options exercised from previous acquisitions	(43)

Goodwill at December 31, 2012	$375,583

NOTE C—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$336,747	$827	$52	$337,522	$0
State and political subdivisions	76,765	3,664	1	80,428	0
Residential mortgage-backed securities
Agency	101,769	4,741	0	106,510	0
Non-agency	24,569	934	458	25,045	458
Asset-backed securities	11,729	0	20	11,709	0
Trust preferred collateralized debt obligations	94,794	5	54,186	40,613	46,522
Single issue trust preferred securities	15,286	312	3,469	12,129	0
Other corporate securities	4,996	287	0	5,283	0
Marketable equity securities	6,660	257	531	6,386	0

Total	$673,315	$11,027	$58,717	$625,625	$46,980

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,484	$75	$12	$303,547	$0
State and political subdivisions	94,794	4,092	38	98,848	0
Residential mortgage-backed securities
Agency	185,543	8,036	175	193,404	0
Non-agency	39,526	607	2,592	37,541	2,234
Trust preferred collateralized debt obligations	104,161	0	61,792	42,369	47,167
Single issue trust preferred securities	15,242	304	3,786	11,760	0
Other corporate securities	4,994	96	0	5,090	0
Marketable equity securities	4,341	80	462	3,959	0

Total	$752,085	$13,290	$68,857	$696,518	$49,401

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2012 and 2011.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,170	$52	$0	$0
State and political subdivisions	126	1	0	0
Residential mortgage-backed securities
Agency	0	0	0	0
Non-agency	0	0	10,879	458
Asset-backed securities	7,993	20	0	0
Trust preferred collateralized debt obligations	0	0	40,613	54,186
Single issue trust preferred securities	0	0	7,221	3,469
Marketable equity securities	603	507	313	24

Total	$33,892	$580	$59,026	$58,137

December 31, 2011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$196,988	$12	$0	$0
State and political subdivisions	3,760	25	968	13
Residential mortgage-backed securities
Agency	14,789	175	0	0
Non-agency	0	0	12,369	2,592
Trust preferred collateralized debt obligations	0	0	42,369	61,792
Single issue trust preferred securities	412	88	6,956	3,698
Marketable equity securities	2,009	433	133	29

Total	$217,958	$733	$62,795	$68,124

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

	Year Ended
(In thousands)	2012	2011	2010
Proceeds from maturities, sales and calls	$1,996,547	$1,486,936	$1,389,197
Gross realized gains	157	1,729	813
Gross realized losses	141	311	462

At December 31, 2012, gross unrealized losses on available for sale securities were $58,717,000 on 54 securities of a total portfolio of 317 available for sale securities. Securities in an unrealized loss position at December 31, 2012 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio is rated either AAA or AA. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 58% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 42% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities estimated by management after full evaluation of the underlying collateral including recent performance statistics. At December 31, 2012, United determined that four of the non-agency residential mortgage-backed securities were other-than temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2012 on these non-agency residential mortgage-backed securities, which are not expected to be sold, was $673 thousand. Noncredit related other-than-temporary impairment, net of deferred taxes, resulted in a reduction of $800 thousand during the fourth quarter of 2012. Of the securities that were deemed to have other-than-temporary impairment during the quarter, the security specific assumptions utilized ranged from a CDR of 6.0% to 14.0% in year 1, 8.0% to 12.0% in year 2, and 2.0% to 10.0% for the remaining life of the security. The loss severity upon default assumptions ranged from 10.0% to 70.0%, while the constant prepayment rate assumptions ranged from 5.0% to 17.0% annually.

The credit-related other-than-temporary impairment recognized in earnings for the full year of 2012 on the non-agency residential mortgage-backed securities was $1.41 million, while the noncredit-related other-than-temporary impairment on these securities, which are not expected to be sold, was $458 thousand. The credit-related other-than-temporary impairment recognized in earnings for the full year of 2011 on the non-agency residential mortgage-backed securities was $3.16 million, while the noncredit-related other-than-temporary impairment on these securities, which are not expected to be sold, was $2.23 million.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the fourth quarter of 2012, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2012 consisted of $2.98 million in split-rated bonds and $12.31 million in below investment grade bonds.

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

At December 31, 2012, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired. The credit-related other-than-temporary impairment recognized in earnings during 2012 related to these securities was $5.97 million, compared to $17.25 million in 2011. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) (OCI) during 2012 on these securities, which are not expected to be sold, resulted in a reduction of $646 thousand, or $420 thousand, net of taxes. At December 31, 2012, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $46.52 million as compared to $47.17 million at December 31, 2011.

The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2012 related to the TRUP CDO’s was $1.22 million. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) in the fourth quarter on these securities, which are not expected to be sold, resulted in a reduction of $703 thousand, or $457 thousand, net of taxes.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of December 31, 2012 consisted of $9.14 million in investment grade bonds, $5.00 million in split-rated bonds and $80.66 million in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities in an unrealized loss position for twelve months or longer as of December 31, 2012 consisted of $10.69 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs and single issue trust preferred securities in an unrealized loss position twelve months or greater as of December 31, 2012.

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior – Bank	$ 8,485	$ 5,593	$ 2,892	$ 0	$ 5,000	$ 3,485
Senior – Insurance	9,142	7,056	2,086	9,142	0	0
Mezzanine – Bank (now in senior position)	11,726	5,820	5,906	0	0	11,726
Mezzanine – Bank	53,728	17,583	36,145	0	0	53,728
Mezzanine – Insurance	6,500	3,355	3,145	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,218	1,206	4,012	0	0	5,218
Single issue trust preferreds	10,690	7,221	3,469	0	0	10,690

Totals	$ 105,489	$ 47,834	$ 57,655	$ 9,142	$ 5,000	$ 91,347

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

The Company has recognized cumulative credit-related other-than-temporary impairment of $35.91 million on sixteen pooled trust preferred securities since the third quarter of 2009. Of the remaining seven securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 82.8% to a high of 391.6%, with a median of 122.6%, and a weighted average of 191.8%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is possible for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
	(Dollars in thousands)
Senior – Bank	$8,485	85.6 - 89.0%	12.9 - 13.3%	6.3 - 7.2%	0.5 - 1.0%	4.0 - 6.3%	$1,219
Senior – Insurance	9,142	92.0 - 92.8%	0.0 - 0.0%	4.3 - 4.8%	1.0 - 1.0%	6.2 - 6.6%	0
Mezzanine – Bank (now in senior position)	11,726	80.6 - 95.5%	3.6 - 9.1%	0.6 - 2.7%	0.3 - 1.0%	7.1 - 7.3%	6,537
Mezzanine – Bank	53,728	66.2 - 91.5%	7.5 - 20.6%	3.3 - 30.2%	0.3 - 0.8%	6.4 - 9.5%	25,224
Mezzanine – Insurance	6,500	84.5 - 92.0%	0.0 - 0.0%	4.3 - 8.5%	0.0 - 1.0%	6.2 - 7.8%	0
Mezzanine – Bank & Ins.	5,218	66.4 - 76.2%	13.4 - 18.8%	16.7 - 27.2%	0.3 - 0.8%	6.3 - 6.7%	2,934

(1) Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 66.2% to 91.5%. The weighted average percentage of performing collateral is 79.3%.

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

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2012 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of December 31, 2012, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of December 31, 2012, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the fourth quarter of 2012, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2012 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)

Balance of cumulative credit losses at December 31, 2011	$55,738
Additions for credit losses on securities for which OTTI was not previously recognized	275
Additions for additional credit losses on securities for which OTTI was previously recognized	7,101

Balance of cumulative credit losses at December 31, 2012	$63,114

The amortized cost and estimated fair value of securities available for sale at December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $126,338,000 and an estimated fair value of $131,555,000 at December 31, 2012 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$192,182	$192,373
Due after one year through five years	208,036	211,045
Due after five years through ten years	89,286	92,947
Due after ten years	177,151	122,874
Marketable equity securities	6,660	6,386

Total	$673,315	$625,625

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,916	$2,500	$0	$13,416
State and political subdivisions	12,515	108	0	12,623
Residential mortgage-backed securities
Agency	61	10	0	71
Non-agency	0	0	0	0
Single issue trust preferred securities	19,750	0	3,390	16,360
Other corporate securities	225	0	0	225

Total	$43,467	$2,618	$3,390	$42,695

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,062	$2,785	$0	$13,847
State and political subdivisions	12,794	207	1	13,000
Residential mortgage-backed securities
Agency	77	12	0	89
Non-agency	0	0	0	0
Single issue trust preferred securities	32,116	0	6,111	26,005
Other corporate securities	3,240	0	0	3,240

Total	$59,289	$3,004	$6,112	$56,181

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2012, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.89 million), and SunTrust Bank ($7.39 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and sales of held to maturity securities that have been included in earnings as a result of those calls and sales. Gains or losses on calls and sales of held to maturity securities are recognized by the specific identification method.

	Year Ended
(In thousands)	2012	2011	2010
Gross realized gains	352	1	1,297
Gross realized losses	0	0	39

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $61,000 and an estimated fair value of $71,000 at December 31, 2012 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$795	$799
Due after one year through five years	8,611	9,535
Due after five years through ten years	13,110	14,788
Due after ten years	20,951	17,573

Total	$43,467	$42,695

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $569,680,000 and $634,944,000 at December 31, 2012 and 2011, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speed. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had net unrealized gains of $5,227,000 and $5,888,000 at December 31, 2012 and 2011, respectively, on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2012, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$176,355	0.17%	$134,997	0.99%	$36,311	1.37%	$0	0.00%
States and political subdivisions (1)	15,836	3.54%	38,236	4.67%	28,339	6.34%	6,869	6.45%
Residential mortgage-backed securities
Agency	786	4.48%	30,406	4.00%	25,158	4.22%	45,479	3.43%
Non-agency	0	0.00%	0	0.00%	12,587	4.99%	11,982	5.73%
Asset-backed securities	0	0.00%	8,013	0.75%	0	0.00%	3,716	0.46%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	94,794	4.59%
Single issue trust preferred securities	0	0.00%	0	0.00%	0	0.00%	35,036	2.73%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	6,660	1.07%
Other Corporate securities	0	0.00%	4,995	2.73%	0	0.00%	225	0.00%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2012	2011
Commercial, financial, and agricultural
Owner-occupied	$728,906	$743,502
Nonowner-occupied	1,740,420	1,553,259
Other commercial	1,377,083	1,212,205

Total commercial, financial & agricultural	3,846,409	3,508,966
Residential real estate	1,838,252	1,891,725
Construction & land development	550,677	549,877
Consumer:
Bankcard	11,236	11,519
Other Consumer	271,206	272,193
Less: Unearned interest	(6,364)	(3,503)

Total Loans, net of unearned interest	$6,511,416	$6,230,777

The table above does not include loans held for sale of $17,762,000 and $3,902,000 at December 31, 2012 and December 31, 2011, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans from the Centra merger with a recorded investment of $33,206,000 and $38,954,000, or less than 1% of total gross loans, at December 31, 2012 and 2011, respectively. The contractual principal in these acquired impaired loans was $55,685,000 and $65,051,000 at December 31, 2012 and 2011, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the year of 2012 follows.

(In thousands)

Accretable yield at the beginning of the period	$2,323
Accretion (including cash recoveries)	(3,145)
Net reclassifications to accretable from non-accretable	3,627
Disposals (including maturities, foreclosures, and charge-offs)	(474)

Accretable yield at the ending of the period	$2,331

At December 31, 2012 and 2011, loans-in-process of $68,255,000 and $17,064,000 and overdrafts from deposit accounts of $11,231,000 and $10,435,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $150,638,000 and $189,763,000 at December 31, 2012 and 2011, respectively. During 2012, $276,889,000 of new loans were made and repayments totaled $316,014,000.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2012, United had TDRs of $3,175,000 as compared to $3,592,000 as of December 31, 2011. Of the $3,175,000 aggregate balance of TDRs at December 31, 2012, $375,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $3,592,000 aggregate balance of TDRs at December 31, 2011, $1,528,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of December 31, 2012, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At December 31, 2012, United had restructured loans in the amount of $2,149,000 that were modified by a reduction in the interest rate, $375,000 that were modified by a combination of a reduction in the interest rate and the principal and

$651,000 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2012 and 2011, segregated by class of loans:

Troubled Debt Restructurings For the Year Ended December 31, 2012
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	0	0	0
Residential real estate	1	640	651
Construction & land development	1	731	375
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	2	$1,371	$1,026

Troubled Debt Restructurings For the Year Ended December 31, 2011
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	2	2,075	2,064
Other commercial	0	0	0
Residential real estate	2	1,979	1,528
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	4	$4,054	$3,592

During the year of 2012, $375,000 of restructured loans were modified by a combination of a reduction in the interest rate and change in terms and the remaining $651,000 of restructured loans were modified by a change in terms. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the years ended December 31, 2012 and 2011. These loans were restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off during the respective time periods. Loans modified in a troubled debt restructuring that defaulted with a recorded investment of zero were fully paid down through the sale of foreclosed real estate property prior to period end.

	Year Ended December 31, 2012		Year Ended December 31, 2011
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:	0	$0	0	$0
Owner-occupied	0	0	0	0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	2	0
Construction & land development	1	375	0	0
Consumer:	0	0	0	0
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$375	2	$0

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2012
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$11,122	$16,691	$27,813	$701,093	$728,906	$4,038
Nonowner-occupied	12,793	11,643	24,436	1,715,984	1,740,420	2,549
Other commercial	8,379	20,808	29,187	1,347,896	1,377,083	1,687
Residential real estate	54,168	22,095	76,263	1,761,989	1,838,252	7,363
Construction & land development	14,046	16,918	30,964	519,713	550,677	654
Consumer:
Bankcard	394	164	558	10,678	11,236	164
Other consumer	8,738	1,683	10,421	260,785	271,206	1,613

Total	$109,640	$90,002	$199,642	$6,318,138	$6,517,780	$18,068

Age Analysis of Past Due Loans As of December 31, 2011
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,625	$4,707	$9,332	$734,170	$743,502	$1,597
Nonowner-occupied	16,694	13,285	29,979	1,523,280	1,553,259	2,233
Other commercial	7,131	14,153	21,284	1,190,921	1,212,205	761
Residential real estate	52,654	26,617	79,271	1,812,454	1,891,725	8,833
Construction & land development	13,809	17,820	31,629	518,248	549,877	1,840
Consumer:
Bankcard	222	176	398	11,121	11,519	176
Other consumer	5,739	841	6,580	265,613	272,193	739

Total	$100,874	$77,599	$178,473	$6,055,807	$6,234,280	$16,179

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$12,653	$3,110
Nonowner-occupied	9,094	11,052
Other commercial	19,121	13,392
Residential real estate	14,732	17,784
Construction & land development	16,264	15,980
Consumer:
Bankcard	0	0
Other consumer	70	102

Total	$71,934	$61,420

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2012

	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$669,157	$1,621,338	$1,286,471	$392,096
Special mention	25,487	54,399	31,293	92,667
Substandard	34,262	64,683	57,386	65,914
Doubtful	0	0	1,933	0

Total	$728,906	$1,740,420	$1,377,083	$550,677

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2011

	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$679,651	$1,407,006	$1,073,347	$462,517
Special mention	38,150	67,035	78,158	41,093
Substandard	25,701	79,218	57,436	45,267
Doubtful	0	0	3,264	1,000

Total	$743,502	$1,553,259	$1,212,205	$549,877

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2012
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,800,377	$10,678	$271,054
Special mention	7,866	394	0
Substandard	30,009	164	152
Doubtful	0	0	0

Total	$1,838,252	$11,236	$271,206

As of December 31, 2011
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,784,363	$11,079	$265,995
Special mention	56,722	304	5,366
Substandard	50,640	136	832
Doubtful	0	0	0

Total	$1,891,725	$11,519	$272,193

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

The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2012			December 31, 2011

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$15,591	$16,279	$0	$3,540	$4,934	$0
Nonowner-occupied	10,907	14,601	0	30,382	32,573	0
Other commercial	3,036	5,501	0	7,831	9,405	0
Residential real estate	7,035	9,157	0	18,750	20,613	0
Construction & land development	7,682	10,089	0	23,654	33,172	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	120	144	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,284	$1,284	$397	$1,638	$1,638	$269
Nonowner-occupied	3,423	4,423	1,154	2,086	2,413	596
Other commercial	27,610	30,411	7,564	20,453	22,630	5,888
Residential real estate	5,635	7,028	1,427	8,868	10,867	1,925
Construction & land development	13,033	17,029	3,659	10,714	12,210	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$16,875	$17,563	$397	$5,178	$6,572	$269
Nonowner-occupied	14,330	19,024	1,154	32,468	34,986	596
Other commercial	30,646	35,912	7,564	28,284	32,035	5,888
Residential real estate	12,670	16,185	1,427	27,618	31,480	1,925
Construction & land development	20,715	27,118	3,659	34,368	45,382	2,480
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	120	144	0

	Impaired Loans
	For the Year Ended
	December 31, 2012		December 31, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$12,160	$770	$11,132	$109
Nonowner-occupied	23,393	431	18,005	1,191

	Impaired Loans
	For the Year Ended
	December 31, 2012		December 31, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Other commercial	5,208	178	11,265	312
Residential real estate	10,982	418	16,527	594
Construction & land development	18,104	285	33,622	509
Consumer:
Bankcard	0	0	0	0
Other consumer	165	0	141	6
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,151	$51	$864	$58
Nonowner-occupied	3,477	67	4,186	128
Other commercial	26,240	1,969	12,772	787
Residential real estate	8,989	380	16,356	425
Construction & land development	12,904	322	8,578	299
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$13,311	$821	$11,996	$167
Nonowner-occupied	26,870	498	22,191	1,319
Other commercial	31,448	2,147	24,037	1,099
Residential real estate	19,971	798	32,883	1,019
Construction & land development	31,008	607	42,200	808
Consumer:
Bankcard	0	0	0	0
Other consumer	165	0	141	6

NOTE F—ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $250 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the year of 2012, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,656,000 and $1,853,000 at December 31, 2012 and December 31, 2011, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2012	2011	2010
Balance at beginning of period	$75,727	$75,039	$70,010
Provision for credit losses	17,665	16,988	13,773

	93,392	92,027	83,783

Loans charged off	20,555	19,605	25,762
Less recoveries	2,720	3,305	17,018

Net charge-offs	17,835	16,300	8,744

Balance at end of period	$75,557	$75,727	$75,039

During the fourth quarter of 2010, United recovered funds from its insurance carrier in the amount of $15.00 million related to claims it made under its insurance policies for losses United incurred as a result of fraudulent loans in the amount of $17.55 million previously charged-off in 2009.

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2012 and 2011 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2012
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	801	2,608	3,619	8,882	3,099	1,546	0	20,555
Recoveries	60	122	1,362	821	54	301	0	2,720
Provision	948	3,715	1,965	9,076	2,752	1,714	(2,308)	17,862

Ending balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901

Ending Balance: individually evaluated for impairment	$417	$1,154	$7,564	$996	$3,659	$0	$0	$13,790

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2012
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: collectively evaluated for impairment	$3,460	$11,722	$12,947	$13,899	$15,199	$2,620	$264	$60,111
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$728,906	$1,740,420	$1,377,083	$1,838,252	$550,677	$282,442	$0	$6,517,780
Ending Balance: individually evaluated for impairment	$14,474	$12,101	$28,997	$8,541	$17,827	$0	$0	$81,940
Ending Balance: collectively evaluated for impairment	$712,776	$1,718,913	$1,346,600	$1,826,196	$515,718	$282,431	$0	$6,402,634
Ending Balance: loans acquired with deteriorated credit quality	$1,656	$9,406	$1,486	$3,515	$17,132	$11	$0	$33,206

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2011
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,116	$12,456	$21,918	$11,653	$18,738	$2,161	$2,991	$73,033
Charge-offs	1,230	897	2,765	7,069	6,290	1,354	0	19,605
Recoveries	2	639	1,924	248	136	356	0	3,305
Provision	1,782	(551)	(274)	9,048	6,567	988	(419)	17,141

Ending balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874

Ending Balance: individually evaluated for impairment	$269	$596	$5,888	$1,925	$2,480	$0	$0	$11,158
Ending Balance: collectively evaluated for impairment	$3,401	$11,051	$14,915	$11,955	$16,671	$2,151	$2,572	$62,716

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2011
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$743,502	$1,553,259	$1,212,205	$1,891,725	$549,877	$283,712	$0	$6,234,280
Ending Balance: individually evaluated for impairment	$2,321	$29,794	$25,532	$18,288	$20,835	$0	$0	$96,770
Ending Balance: collectively evaluated for impairment	$738,596	$1,514,173	$1,184,565	$1,871,354	$508,921	$280,947	$0	$6,098,556
Ending Balance: loans acquired with deteriorated credit quality	$2,585	$9,292	$2,108	$2,083	$20,121	$2,765	$0	$38,954

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2012	2011

Land	$23,166	$24,084
Buildings and improvements	80,997	79,723
Leasehold improvements	20,906	22,579
Furniture, fixtures and equipment	46,843	48,595

	171,912	174,981
Less allowance for depreciation and amortization	99,742	98,539

Net bank premises and equipment	$72,170	$76,442

Depreciation expense was $7,790,000, $6,966,000, and $5,231,000 for years ending December 31, 2012, 2011 and 2010, respectively, while amortization expense was $103,000 in each of these respective periods.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $9,427,000, $8,740,000 and $8,056,000 for the years ended December 31, 2012, 2011 and 2010, respectively. United Bank (WV) leases one of its offices from a company that is beneficially owned by a current United director. United Bank (WV) also leases three of its offices from companies that are beneficially owned by two former United directors. Rent expense incurred on these facilities was $1,755,000, $1,044,000, and $1,029,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2012, consisted of the following:

Year	Amount
(In thousands)
2013	$7,385
2014	6,412
2015	5,099
2016	4,149
2017	3,822
Thereafter	9,737

Total minimum lease payments	$36,604

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

As of December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 43,434	$ (33,327)	$ 10,107

Goodwill not subject to amortization			$ 375,583

As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 43,434	$ (30,484)	$ 12,950

Goodwill not subject to amortization			$ 375,626

During the year of 2011, United acquired Centra adding preliminary amounts of $60,099,000 to goodwill and $12,439,000 to core deposit intangible assets. During the third quarter of 2012, United finalized the acquisition-price accounting for Centra and made a revision of $3,934,000 to increase the preliminary estimate of goodwill.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2012:

Year	Amount
(In thousands)
2013	$1,969
2014	1,478
2015	1,149
2016	1,089
2017 and thereafter	4,422

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(Dollars in thousands)	December 31
	2012	2011
Demand deposits	$1,824,411	$878,838
Interest-bearing checking	1,210,463	284,670
Regular savings	523,336	473,819
Money market accounts	1,203,341	2,890,445
Time deposits under $100,000	1,035,815	1,213,964
Time deposits over $100,000	955,620	1,077,274

Total deposits	$6,752,986	$6,819,010

Interest paid on deposits approximated $33,133,000, $39,853,000 and $58,779,000 in 2012, 2011 and 2010, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $77,167,000 and $117,678,000 at December 31, 2012 and 2011, respectively.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2012 and 2011, short-term borrowings and the related weighted-average interest rates were as follows:

	2012		2011
		Weighted-		Weighted-
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$5,446	0.20%	$7,120	0.20%
Securities sold under agreements to repurchase	209,516	0.09%	247,646	0.07%

Total	$214,962		$254,766

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years.

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2012	$5,446	$209,516
2011	7,120	247,646
2010	8,542	183,097
Weighted-average interest rate at year-end:

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
2012	0.2%	0.1%
2011	0.2%	0.1%
2010	0.2%	0.0%
Maximum amount outstanding at any month’s end:
2012	$ 23,100	$ 273,041
2011	20,440	274,546
2010	25,325	305,658
Average amount outstanding during the year:
2012	$ 16,314	$ 261,558
2011	13,377	242,371
2010	15,871	269,142
Weighted-average interest rate during the year:
2012	0.2%	0.1%
2011	0.2%	0.1%
2010	0.2%	0.0%

At December 31, 2012, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $10,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2012, United had no outstanding balance under this credit.

Effective December 31, 2011, United Bank (VA) no longer participates in the Treasury Investment program, which is essentially the U.S. Treasury’s savings account for companies depositing employment and other tax payments. All amounts due to the U.S. Treasury were paid by year-end 2011.

Interest paid on short-term borrowings approximated $304,000, $464,000 and $2,000 in 2012, 2011 and 2010, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2012, the total carrying value of loans pledged as collateral for FHLB advances approximated $3,384,767,000. United had an unused borrowing amount as of December 31, 2012 of approximately $1,631,370,000 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2012 and 2011, FHLB advances and the related weighted-average interest rates were as follows:

	2012			2011
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$ 186,411	2.17%	2.17%	$ 141,809	4.17%	4.17%

Overnight funds of $100,000,000 were included in the $186,411,000 above at December 31, 2012. No overnight funds were included in the $141,809,000 above at December 31, 2011. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2012 and 2011 to manage interest rate risk on its long-term debt. Additional information is provided in Note P, Notes to Consolidated Financial Statements.

At December 31, 2012, United had a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2012 and 2011, the outstanding balance of the Debentures was $198,515,000 and $203,557,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

The Trust Preferred Securities currently qualify as Tier 1 regulatory capital of United for regulatory purposes.

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
(Dollars in thousands)
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$ 2,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$ 20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$ 25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$ 50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$ 30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$ 14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$ 10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$ 10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$ 10,000	3-month LIBOR + 1.65%	July 7, 2036

At December 31, 2012 and 2011, the Debentures and their related weighted-average interest rates were as follows:

	2012		2011
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
Sequoia Trust I	2,064	10.18%	7,220	10.18%
United Statutory Trust III	20,619	3.16%	20,619	3.41%
United Statutory Trust IV	25,774	3.16%	25,774	3.28%
United Statutory Trust V	51,547	1.91%	51,547	6.67%
United Statutory Trust VI	30,928	1.61%	30,928	6.60%
Premier Statutory Trust II	6,186	3.44%	6,186	3.50%
Premier Statutory Trust III	8,248	2.05%	8,248	2.29%
Premier Statutory Trust IV	14,433	1.86%	14,433	2.12%
Premier Statutory Trust V	10,310	1.92%	10,310	6.62%
Centra Statutory Trust I	9,803	2.60%	9,746	2.85%
Centra Statutory Trust II	9,803	1.99%	9,746	2.05%

Total	$198,515		$203,557

At December 31, 2012, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2013	$28,955
2014	26,446
2015	4,531
2016	653
2017 and thereafter	224,341

Total	$284,926

Interest paid on long-term borrowings approximated $14,370,000, $16,335,000 and $29,990,000 in 2012, 2011 and 2010, respectively.

NOTE L—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2012	2011	2010
Current expense:
Federal	$37,623	$23,341	$24,904
State	914	518	971
Deferred expense (benefit):
Federal and State	337	10,907	6,582

Total income taxes	$38,874	$34,766	$32,457

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$42,519	35.0%	$38,632	35.0%	$36,542	35.0%

Plus: State income taxes net of federal tax benefits	594	0.5	336	0.3	631	0.6

	43,113	35.5	38,968	35.3	37,173	35.6

Increase (decrease) resulting from:
Tax-exempt interest income	(4,127)	(3.4)	(4,226)	(3.8)	(3,711)	(3.6)
Tax reserve adjustment	293	0.2	777	0.7	(718)	(0.7)
Other items-net	(405)	(0.3)	(753)	(0.7)	(287)	(0.3)

Income taxes	$38,874	32.0%	$34,766	31.5%	$32,457	31.0%

For years ended 2012, 2011 and 2010, United incurred federal income tax expense applicable to the sales and calls of securities of $156,000, $552,000 and $702,000, respectively. Income taxes paid approximated $27,057,000, $34,531,000 and $22,699,000 in 2012, 2011 and 2010, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Taxes not on income, which consists mainly of business franchise taxes, were $4,717,000, $4,466,000 and $4,107,000 for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for credit losses	$41,853	$41,979
Other accrued liabilities	29	30
Unrecognized components of net periodic pension costs	21,696	19,480
Unrealized loss on securities available for sale	16,703	19,492
Net operating loss	846	3,113

Total deferred tax assets	81,127	84,094

Deferred tax liabilities:
Purchase accounting intangibles	6,436	7,230
Deferred mortgage points	377	1,039
Accrued benefits payable	10,961	12,587
Premises and equipment	857	1,351
Other	2,764	1,723

Total deferred tax liabilities	21,395	23,930

Net deferred tax assets	$59,732	$60,164

At December 31, 2012, United had state net operating loss carryforwards of approximately $10 million that are subject to limitation imposed by tax laws and, if not used, will expire from 2025 to 2028.

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2012	2011
Unrecognized tax benefits at beginning of year	$ 2,028	$ 971
Increases in unrecognized tax benefits as a result of tax positions settled during the current period	226	167
Increase in unrecognized tax benefits as a result of an acquisition	0	1,230
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(148)	(340)

Unrecognized tax benefits at end of year	$ 2,106	$ 2,028

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2009 through 2011.

As of December 31, 2012 and 2011, the total amount of accrued interest related to uncertain tax positions was $1,138,000 and $717,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results or operations for the years of 2012, 2011 and 2010.

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

Included in accumulated other comprehensive income at December 31, 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3,000 ($2,000 net of tax) and unrecognized actuarial losses of $56,921,000 ($36,999,000 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2013 is $1,000 ($1,000 net of tax), and $4,693,000 ($3,050,000 net of tax), respectively.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Service cost	$ 2,517	$ 2,272	$ 2,127
Interest cost	4,849	4,555	4,291
Expected return on plan assets	(7,999)	(8,343)	(7,138)
Amortization of transition asset	0	0	(131)
Recognized net actuarial loss	4,199	2,427	2,317
Amortization of prior service cost	1	1	1

Net periodic pension cost	$ 3,567	$ 912	$ 1,467

Weighted-Average Assumptions:
Discount rate	5.15%	5.75%	6.25%
Expected return on assets	8.00%	8.00%	8.00%
Rate of Compensation Increase (prior to age 45)	3.75%	3.75%	3.75%
Rate of Compensation Increase (otherwise)	2.75%	2.75%	2.75%

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2012 and the accumulated benefit obligation at December 31, 2012 is as follows:

(Dollars in thousands)	December 31,
Change in Projected Benefit Obligation	2012	2011
Projected Benefit Obligation at the Beginning of the Year	$ 95,162	$ 79,556
Service Cost	2,517	2,272
Interest Cost	4,849	4,555
Actuarial (Gain) Loss	13,000	11,288
Benefits Paid	(2,994)	(2,509)

Projected Benefit at the End of the Year	$ 112,534	$ 95,162
Accumulated Benefit Obligation at the End of the Year	$ 102,156	$ 86,661

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$ 101,383	$ 105,504
Actual Return on Plan Assets	10,470	(1,612)
Benefits Paid	(2,994)	(2,509)
Employer Contributions	0	0

Fair value of plan assets at end of year	$ 108,859	$ 101,383

Net Amount Recognized
Funded Status	$ (3,675)	$ 6,221
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	3	4
Unrecognized Net Loss	56,921	50,590

Net Amount Recognized	$ 53,249	$ 56,815

Weighted-Average Assumptions at the End of the Year
Discount Rate	4.40%	5.15%
Rate of Compensation Increase (prior to age 45)	3.75%	3.75%
Rate of Compensation Increase (otherwise)	2.75%	2.75%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2013	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2012	December 31, 2011

Equity Securities	68%	50-80%	63%	61%
Debt Securities	32%	20-40%	32%	32%
Other	0%	3-10%	5%	7%

Total			100%	100%

Equity securities include United common stock in the amounts of $2,576,000 (2%) at December 31, 2012 and $2,992,000 (3%) at December 31, 2011.

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

At December 31, 2012, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2013	$ 3,054
2014	3,408
2015	3,746
2016	4,181
2017	4,546
2018 through 2022	28,049

United did not contribute to the plan in 2012 and 2011 as no contributions were required by funding regulations or law. During the third quarter of 2010, United contributed to the plan $9.10 million. For 2013, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2013, the amount of which cannot be reasonably estimated at this time.

In accordance with ASC topic 715 and using the guidance contained in ASC topic 820, the following is a description of the valuation methodologies used to measure the plan assets at fair value.

Cash and Cash Equivalents: These underlying assets are highly liquid U.S. government obligations. The fair value of cash and cash equivalents approximates cost (Level 1).

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 Using
(In thousands) Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$ 4,396	$ 4,396	$ 0	$ 0

Fixed Income Securities:
Mortgage backed securities	207	0	207	0
Collateralized mortgage obligations	208	0	208	0
Municipal obligations	910	0	910	0
Corporate bonds	2,588	2,226	362	0

Fixed Income Mutual Funds:
Fixed income - general	12,463	12,463	0	0
Domestic	12,600	12,600	0	0
Alternative	6,116	6,116	0	0

Equity Securities:
Preferred stock	209	209	0	0
Common stock	14,712	14,712	0	0

Equity Mutual Funds:
Global equity	5,186	5,186	0	0
Domestic equity large cap	19,172	19,172	0	0
Domestic equity mid cap	2,552	2,552	0	0
Domestic equity small cap	10,688	10,688	0	0
International emerging equity	5,241	5,241	0	0
International equity developed	4,158	4,158	0	0
Alternative equity	6,727	6,727	0	0

Other Assets:
Partnerships	726	0	726	0

Total	$ 108,859	$ 106,446	$ 2,413	$ 0

		Fair Value Measurements at December 31, 2011 Using
(In thousands) Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$ 6,526	$ 6,526	$ 0	$ 0

Fixed Income Securities:
Mortgage backed securities	289	0	289	0
Collateralized mortgage obligations	232	0	232	0
Municipal obligations	879	0	879	0
Corporate bonds	3,391	3,103	288	0

Fixed Income Mutual Funds:
Fixed income - general	12,065	12,065	0	0
Domestic	10,442	10,442	0	0
Alternative	4,787	4,787	0	0

Equity Securities:
Preferred stock	198	198	0	0
Common stock	23,686	23,686	0	0

Equity Mutual Funds:
Global equity	3,816	3,816	0	0
Domestic equity large cap	4,592	4,592	0	0
Domestic equity small cap	12,117	12,117	0	0
International emerging equity	6,312	6,312	0	0
International equity developed	6,685	6,685	0	0
Alternative equity	4,604	4,604	0	0

Other Assets:
Partnerships	762	0	762	0

Total	$ 101,383	$ 98,933	$ 2,450	$ 0

Preferred stock investments are in financial institutions. Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,330,000, $1,332,000 and $1,212,000 in 2012, 2011 and 2010, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2012 and 2011, the combined plan assets included 932,125 and 873,685 shares, respectively, of United common stock with an approximate fair value of $22,671,000 and $24,699,000, respectively. Dividends paid on United common stock held by the plans approximated $1,112,000, $1,022,000 and $991,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

NOTE N--STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the year of 2012, a total of 188,775 non-qualified stock options and 52,700 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $1,908,000 and $1,133,000 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the years 2012 and 2011, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.

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

The fair value of the options for 2012 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.37%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.334; and a weighted-average expected option life of 7.18 years, respectively. The estimated fair value of the options at the date of grant was $6.86 for the options granted during 2012. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2012, and the changes during the year of 2012 are presented below:

	Year ended December 31, 2012
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2012	1,682,018			$ 29.55
Granted	188,775			29.40
Exercised	7,510			15.34
Forfeited or expired	234,046			29.26

Outstanding at December 31, 2012	1,629,237	$ 729	5.2	$ 29.64

Exercisable at December 31, 2012	858,487	$ 142	2.7	$ 32.51

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	607,600	$ 7.09
Granted	188,775	6.86
Vested	2,625	6.86
Forfeited or expired	23,000	7.00

Nonvested at December 31, 2012	770,750	$ 7.04

As of December 31, 2012, the total unrecognized compensation cost related to nonvested option awards was $1,819,000 with a weighted-average expense recognition period of 0.9 years. The total fair value of awards vested during the year ended December 31, 2012, was $18,000.

Cash received from options exercised under the Plans for the years ended December 31, 2012, 2011 and 2010 was $115,000, $542,000, and $2,492,000, respectively. During 2012 and 2011, 7,510 and 40,447 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2012 and 2011. The weighted-average grant-date fair value of options granted in the year of 2012, 2011, and 2010 was $6.86, $7.91, and $6.25, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2012, 2011, and 2010 was $98,000, $518,000, and $1,856,000, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $35,000, $3,114,000 and $459,000 from excess tax benefits related to share-based compensation for the year of 2012, 2011 and 2010, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2012, United granted restricted shares to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2012, the total unrecognized compensation cost related to nonvested stock awards was $1,084,000 with a weighted-average expense recognition period of 1.7 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	0	$ 0.00
Granted	52,700	29.40
Vested	735	29.40
Forfeited	840	29.40

Outstanding at December 31, 2012	51,125	$ 29.40

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,173,377,000 and $1,667,859,000 of loan commitments outstanding as of December 31, 2012 and 2011, respectively, substantially all of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United has issued commercial letters of credit of $250,000 and $290,000 as of December 31, 2012 and 2011, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $96,856,000 and $130,034,000 as of December 31, 2012 and 2011, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. of West Virginia agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. As of December 31, 2012, the $3.3 million settlement amount was fully accrued by the Company.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2012, United has only fair value hedges. United’s cash flow hedge matured in December of 2010.

For the years ended December 31, 2012 and 2011, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2012 and 2011.

	Derivative Hedging Instruments
	December 31, 2012		December 31, 2011
(Dollars in thousands)	Notional Amount	Average Pay Rate	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$52,558	5.14%	$13,045	6.27%

Total Derivatives Used in Fair Value Hedges	$52,558		$13,045

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$52,558		$13,045

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$2,367	Other assets	$3,817

Total derivatives not designated as hedging instruments		$2,367		$3,817

Total asset derivatives		$2,367		$3,817

	Liability Derivatives
	December 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,914	Other liabilities	$1,233

Total derivatives designated as hedging instruments		$1,914		$1,233

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$2,367	Other liabilities	$3,817

Total derivatives not designated as hedging instruments		$2,367		$3,817

Total liability derivatives		$4,281		$5,050

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2012	December 31, 2011	December 31, 2010
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/(expense)	$(298)	$81	$86

Total derivatives in fair value hedging relationships		$(298)	$81	$86

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$1,450	$1,782	$3,654
Interest rate contracts (2)	Other expense	$(1,450)	$(1,782)	$(3,654)

Total derivatives not designated as hedging instruments		$0	$0	$0

Total derivatives		$(298)	$81	$86

(1) Represents net gains from derivative assets not designated as hedging instruments.

(2) Represents net losses from derivative liabilities not designated as hedging instruments.

For the years ended December 31, 2012 and 2011, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were not significant to United’s Consolidated Statements of Income. For the year ended December 31, 2010, $4,999,000 in net deferred gains, net of tax, related to the matured cash flow hedge were recorded in accumulated other comprehensive income. Because the cash flow hedge matured, there were no net deferred gains or losses remaining in accumulated other comprehensive income at December 31, 2012 and 2011.

NOTE Q--COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2012	2011	2010
Net Income	$82,607	$75,610	$71,947
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(10,840)	(33,580)	(40,805)
Related income tax effect	3,794	11,753	14,282
Less : OTTI charges recognized in net income	7,376	20,414	8,523
Related income tax effect	(2,582)	(7,145)	(2,983)
Reclassification of previous noncredit OTTI to credit OTTI	5,887	12,622	2,611
Related income tax effect	(2,061)	(4,418)	(914)

Net unrealized gains (losses) on AFS securities with OTTI	1,574	(354)	(19,286)
Net change in unrealized gains on AFS securities arising during the period	5,471	10,917	33,266
Related income tax effect	(1,915)	(3,821)	(11,643)
Net reclassification adjustment for gains included in net income	(16)	(1,418)	(351)
Related income tax effect	6	496	123

	3,546	6,174	21,395

Net effect of AFS securities on other comprehensive income	5,120	5,820	2,109

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	0	0	130
Related income tax effect	0	0	(45)
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	7	8	8
Related income tax effect	(3)	(3)	(3)

Net effect of HTM securities on other comprehensive income	4	5	90

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge	0	0	5,640
Related income tax effect	0	0	(1,974)
Termination of cash flow hedge	0	0	2,051
Related income tax effect	0	0	(718)

Net effect of cash flow hedge derivatives on other comprehensive income	0	0	4,999

Defined benefit pension plan:
Net actuarial loss during the period	(10,206)	(20,591)	(1,204)
Related income tax effect	3,572	7,206	421
Amortization of transition asset recognized in net income	0	0	(131)
Related income tax effect	0	0	52
Amortization of prior service cost recognized in net income	1	1	1
Related income tax effect	0	0	0
Amortization of net actuarial loss recognized in net income	4,198	2,428	2,317
Related income tax effect	(1,679)	(971)	(927)

Net effect of change in defined benefit pension plan on other comprehensive income	(4,114)	(11,927)	529

Total change in other comprehensive income, net of tax	1,010	(6,102)	7,727

Total Comprehensive Income	$83,617	$69,508	$79,674

NOTE R--UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2012	2011
Assets
Cash and due from banks	$30,585	$31,496
Securities available for sale	3,271	4,318
Securities held to maturity	225	240
Other investment securities	162	200
Investment in subsidiaries:
Bank subsidiaries	1,100,880	1,076,475
Nonbank subsidiaries	6,355	6,247
Other assets	10,069	8,629

Total Assets	$1,151,547	$1,127,605

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$128,868
Accrued expenses and other liabilities	30,428	29,893
Shareholders’ equity (including other accumulated comprehensive loss of $65,748 and $66,758 at December 31, 2012 and 2011, respectively)	992,251	968,844

Total Liabilities and Shareholders’ Equity	$1,151,547	$1,127,605

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2012	2011	2010
Income
Dividends from banking subsidiaries	$67,600	$68,323	$ 63,138
Net interest income	119	417	288
Management fees:
Bank subsidiaries	15,854	13,000	11,077
Nonbank subsidiaries	27	27	27
Other income	105	414	450

Total Income	83,705	82,181	74,980

Expenses
Operating expenses	20,879	20,431	18,402

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	62,826	61,750	56,578
Applicable income tax benefit	(1,487)	(2,025)	(2,022)

Income Before Equity in Undistributed Net Income of Subsidiaries	64,313	63,775	58,600
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	18,186	11,710	13,223
Nonbank subsidiaries	108	125	124

Net Income	$82,607	$75,610	$ 71,947

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2012	2011	2010
Operating Activities
Net income	$82,607	$75,610	$71,947
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(18,294)	(11,835)	(13,348)
Amortization of net periodic pension costs	117	76	117
Stock-based compensation	1,908	1,133	1,050
Net (gain) loss on securities transactions	(55)	(12)	(54)
Net change in other assets and liabilities	(1,553)	(6,895)	(1,940)

Net Cash Provided by Operating Activities	64,730	58,077	57,772

Investing Activities
Net proceeds from (purchases of) sales of securities	1,541	4,854	(240)
Net cash paid in acquisition of subsidiary	0	(8,576)	0
Change in other investment securities	38	1,376	37

Net Cash Provided by (Used in) Investing Activities	1,579	(2,346)	(203)

Financing Activities
Cash dividends paid	(62,333)	(54,344)	(52,257)
Net (repayment) liquidation of subsidiary trusts	(5,155)	0	0
Acquisition of treasury stock	(12)	(18)	(11)
Proceeds from sale of treasury stock from deferred compensation plan	130	74	520
Excess tax benefits from stock-based compensation arrangements	35	3,114	459
Proceeds from exercise of stock options	115	542	2,492

Net Cash Used in Financing Activities	(67,220)	(50,632)	(48,797)

(Decrease) Increase in Cash and Cash Equivalents	(911)	5,099	8,772

Cash and Cash Equivalents at Beginning of Year	31,496	26,397	17,625

Cash and Cash Equivalents at End of Year	$30,585	$31,496	$26,397

NOTE S--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2012, were approximately $438,761,000 and $89,439,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2011, was approximately $470,240,000 and $48,719,000, respectively.

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

During 2013, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $29,845,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $77,648,000 at December 31, 2012, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2012, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2012, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$ 941,448	13.7%	$ 551,114	≥8.0%	$ 688,892	≥10.0%
United Bank (WV)	511,451	12.7%	321,957	≥8.0%	402,446	≥10.0%
United Bank (VA)	404,405	14.1%	229,769	≥8.0%	287,211	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	857,091	12.4%	275,557	≥4.0%	413,335	≥6.0%
United Bank (WV)	473,044	11.8%	160,978	≥4.0%	241,468	≥6.0%
United Bank (VA)	368,488	12.8%	114,884	≥4.0%	172,327	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	857,091	10.6%	322,941	≥4.0%	403,676	≥5.0%
United Bank (WV)	473,044	9.8%	193,775	≥4.0%	242,218	≥5.0%
United Bank (VA)	368,488	11.2%	132,158	≥4.0%	165,197	≥5.0%

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$ 925,285	13.8%	$ 535,102	≥8.0%	$ 668,877	≥10.0%
United Bank (WV)	382,785	13.6%	225,283	≥8.0%	281,604	≥10.0%
United Bank (VA)	395,524	13.8%	229,065	≥8.0%	286,332	≥10.0%
Centra Bank	118,070	11.6%	81,415	≥8.0%	101,769	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	840,758	12.6%	267,551	≥4.0%	401,326	≥6.0%
United Bank (WV)	347,561	12.3%	112,642	≥4.0%	168,962	≥6.0%
United Bank (VA)	359,705	12.6%	114,533	≥4.0%	171,799	≥6.0%
Centra Bank	117,521	11.6%	40,708	≥4.0%	61,061	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	840,758	10.2%	328,965	≥4.0%	411,206	≥5.0%
United Bank (WV)	347,561	9.5%	145,883	≥4.0%	182,354	≥5.0%
United Bank (VA)	359,705	10.4%	138,485	≥4.0%	173,107	≥5.0%
Centra Bank	117,521	9.3%	50,477	≥4.0%	63,097	≥5.0%

NOTE--FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2012, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2012. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and

Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2012 ranged from LIBOR plus 5.00% to LIBOR plus 25.00%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 17%.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 337,522	$ 0	$ 337,522	$ 0
State and political subdivisions	80,428	0	80,428	0
Residential mortgage-backed securities
Agency	106,510	0	106,510	0
Non-agency	25,045	0	25,045	0
Asset-backed securities	11,709	0	11,709	0
Trust preferred collateralized debt obligations	40,613	0	0	40,613
Single issue trust preferred securities	12,129	499	11,630	0
Other corporate securities	5,283	0	5,283	0

Total available for sale debt securities	619,239	499	578,127	40,613
Available for sale equity securities:
Financial services industry	5,382	2,304	3,078	0
Equity mutual funds (1)	55	55	0	0
Other equity securities	949	949	0	0

Total available for sale equity securities	6,386	3,308	3,078	0

Total available for sale securities	625,625	3,807	581,205	40,613
Derivative financial assets:
Interest rate contracts	2,367	0	2,367	0

Liabilities
Derivative financial liabilities:
Interest rate contracts	4,281	0	4,281	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$303,547	$0	$303,547	$0
State and political subdivisions	98,848	0	98,848	0
Residential mortgage-backed securities

		Fair Value at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Agency	193,404	0	193,404	0
Non-agency	37,541	364	37,177	0
Trust preferred collateralized debt obligations	42,369	0	0	42,369
Single issue trust preferred securities	11,760	428	11,332	0
Other corporate securities	5,090	0	5,090	0

Total available for sale debt securities	692,559	792	649,398	42,369
Available for sale equity securities:
Financial services industry	2,243	1,923	320	0
Equity mutual funds (1)	860	860	0	0
Other equity securities	856	856	0	0

Total available for sale equity securities	3,959	3,639	320	0

Total available for sale securities	696,518	4,431	649,718	42,369
Derivative financial assets:
Interest rate contracts	3,817	0	3,817	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	5,050	0	5,050	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2012 and 2011 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2012	2011
Balance, beginning of year	$ 42,369	$ 49,908

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	(5,970)	(17,252)

Included in other comprehensive income	4,214	9,713

Purchases, issuances, and settlements	0	0

Transfers in and/or out of Level 3	0	0

Balance, ending of year	$ 40,613	$ 42,369

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2012. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Centra, no fair value measurement of intangible assets was made during the year of 2012 and 2011.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011:

(In thousands) Description	Balance as of December 31, 2012	Carrying value at December 31, 2012			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$50,985	$0	$28,947	$22,038	$3,238
OREO	49,484	0	45,588	3,896	3,677

(In thousands) Description	Balance as of December 31, 2011	Carrying value at December 31, 2011			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$32,438	$0	$23,240	$9,198	$1,598
OREO	51,760	0	45,249	6,511	1,840

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Cash and cash equivalents	$432,077	$432,077	$0	$432,077	$0
Securities available for sale	625,625	625,625	3,807	581,205	40,613
Securities held to maturity	43,467	42,696	0	36,999	5,697
Other securities	60,310	57,643	0	0	57,643
Loans held for sale	17,762	17,762	0	17,762	0
Loans	6,437,515	6,473,974	0	0	6,473,974
Derivative financial assets	2,367	2,367	0	2,367	0
Deposits	6,752,986	6,776,012	0	6,776,012	0
Short-term borrowings	314,962	314,962	0	314,962	0
Long-term borrowings	284,926	277,899	0	277,899	0
Derivative financial liabilities	4,281	4,281	0	4,281	0

December 31, 2011
Cash and cash equivalents	$636,003	$636,003	$0	$636,003	$0
Securities available for sale	696,518	696,518	4,431	649,718	42,369
Securities held to maturity	59,289	56,181	0	50,471	5,710
Other securities	68,412	65,399	0	0	65,399
Loans held for sale	3,902	3,902	0	3,902	0
Loans	6,156,903	6,146,858	0	0	6,146,858
Derivative financial assets	3,817	3,817	0	3,817	0
Deposits	6,819,010	6,850,251	0	6,850,251	0
Short-term borrowings	254,766	254,766	0	254,766	0
Long-term borrowings	345,366	354,496	0	354,496	0
Derivative financial liabilities	5,050	5,050	0	5,050	0

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2012			As of December 31, 2011
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$201,297	$194,636	$6,661	$206,258	$199,593	$6,665

(1) Represents investment in VIEs.

United, through its banking subsidiaries, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial; however, these partnerships are not consolidated as United is not deemed to be the primary beneficiary.

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

NOTE V—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2012 and 2011 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Interest income	$81,788	$81,105	$81,336	$79,668
Interest expense	12,822	12,050	11,322	9,996
Net interest income	68,966	69,055	70,014	69,672
Provision for credit losses	4,133	3,436	4,346	5,947
Mortgage banking income	318	483	819	851
Securities losses, net	(1,459)	(1,543)	(2,188)	(1,740)
Other noninterest income	17,467	17,647	18,003	17,634
Noninterest expense	50,262	51,252	53,869	49,273
Income taxes	9,887	9,905	9,099	9,983
Net income (1)	21,010	21,049	19,334	21,214

Per share data:
Average shares outstanding (000s):
Basic	50,235	50,275	50,276	50,276
Diluted	50,301	50,308	50,295	50,295
Net income per share:
Basic	$0.42	$0.42	$0.38	$0.42
Diluted	$0.42	$0.42	$0.38	$0.42
Dividends per share	$0.31	$0.31	$0.31	$0.31

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Interest income	$73,857	$72,435	$84,701	$85,529
Interest expense	14,494	13,814	13,949	13,537
Net interest income	59,363	58,621	70,752	71,992
Provision for credit losses	4,436	4,800	3,637	4,268
Mortgage banking income	234	131	205	382
Securities losses, net	(1,559)	(3,466)	(7,477)	(6,336)
Other noninterest income	15,976	16,669	18,250	17,828
Noninterest expense	43,469	41,677	48,873	50,029
Income taxes	8,224	8,026	9,204	9,312
Net income (1)	17,885	17,452	20,016	20,257

Per share data:
Average shares outstanding (000s):
Basic	43,629	43,646	49,628	50,207
Diluted	43,700	43,676	49,636	50,236
Net income per share:
Basic	$0.41	$0.40	$0.40	$0.40
Diluted	$0.41	$0.40	$0.40	$0.40
Dividends per share	$0.30	$0.30	$0.30	$0.31

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 55-56 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2013 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2013 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2013 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Exhibits’ Index on page   125   of this Form 10-K.

(b)	Exhibits -- The exhibits to this Form 10-K begin on page 129 .

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number

Agreement and Plan of Reorganization with Centra Financial Holdings, Inc.	(2)	(a)

Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.		(b)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(c)

(b) Bylaws		(d)

Material Contracts	(10)

(a) Fourth Amended Employment Agreement for Richard M. Adams		(e)

(b) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(f)

(c) First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(e)

(d) Amended and Restated Change of Control Agreement for Steven E. Wilson, Richard M. Adams, Jr., James B. Hayhurst, Jr., James J. Consagra, Jr., and Joe L. Wilson		(f)

(e) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson		(f)

(f) Form of the First Amendment to Second Amendment
    and First Restatement of the United Bankshares, Inc.
    Supplemental Executive Retirement Agreement (Tier 1
    SERP) for Steven E. Wilson, James B. Hayhurst, Jr.,
    and Joe L. Wilson

(e)

(g) Form of the Amendment and First Restatement of
    the United Bankshares, Inc. Supplemental Executive
    Retirement Agreement (Tier 2 SERP) for Richard M.
    Adams, Jr., Executive Vice-President and James J.
    Consagra, Jr., Executive Vice-President

(d)

Description	S-K Item 601 Table Reference	Sequential Page Number

(h) Employment Agreement with J. Paul McNamara		(g)

(i) Amended and Restated Employment Agreement for Donald L. Unger		(f)

(j) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(f)

(k) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(f)

(l) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement: The Marathon Bank for Donald L. Unger		(f)

(m) Independent Contractor Agreement for Donald L. Unger		(j)

(n) Summary of Compensation Paid to Named Executive Officers		(l)

(o) Summary of Compensation Paid to Directors		(m)

(p) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan		(f)

(q) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(f)

(r) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(f)

(s) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(f)

Statement Re: Computation of Ratios	(12)	Filed herewith

Subsidiaries of the Registrant	(21)	Filed herewith

Consent of Ernst & Young LLP	(23)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	Filed herewith

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer *	(32.1)	Filed herewith

Description	S-K Item 601 Table Reference	Sequential Page Number

Certification Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer *	(32.2)	Filed herewith

Interactive data file (XBRL)	(101)	(n)

Footnotes

*	Furnished not filed.

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 15, 2010 and filed December 16, 2010 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibits to the 2011 Form 10-K for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to a Current Report on Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Part II of Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(h)	Incorporated into this filing by reference to a Current Report on Form 8-K dated March 20, 2006 and filed March 23, 2006 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibits to the 2009 Form 10-K for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to a Current Report on Form 8-K dated July 27, 2010 and filed August 2, 2010 for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to a Current Report on Form 8-K dated February 27, 2012 and filed March 2, 2012 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to a Current Report on Form 8-K dated July 26, 2011 and filed August 1, 2011 for United Bankshares, Inc., File No. 0-13322.

(n)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 28, 2013

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	February 28, 2013

/s/ P. Clinton Winter, Jr.	Director	February 28, 2013

/s/ Mark R. Nesselroad	Director	February 28, 2013

/s/ J. Paul McNamara	Director	February 28, 2013

/s/ Douglas J. Leech	Director	February 28, 2013

/s/ John M. McMahon	Director	February 28, 2013

/s/ W. Gaston Caperton, III	Director	February 28, 2013

/s/ Robert G. Astorg	Director	February 28, 2013

/s/ Gary G. White	Director	February 28, 2013

/s/ William C. Pitt, III	Director	February 28, 2013

/s/ F. T. Graff, Jr.	Director	February 28, 2013

/s/ Mary K. Weddle	Director	February 28, 2013