Form 10-Q
period 2013-03-31
UNITED BANKSHARES INC/WV
filed 2013-05-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Class - Common Stock, $2.50 Par Value; 50,341,657 shares outstanding as of April 30, 2013.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2013 and December 31, 2012, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2013, the related condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2013	December 31 2012
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$138,885	$157,539
Interest-bearing deposits with other banks	223,044	273,517
Federal funds sold	718	1,021

Total cash and cash equivalents	362,647	432,077
Securities available for sale at estimated fair value (amortized cost-$697,173 at March 31, 2013 and $673,315 at December 31, 2012)	650,640	625,625
Securities held to maturity (estimated fair value-$42,739 at March 31, 2013 and $42,695 at December 31, 2012)	43,266	43,467
Other investment securities	56,309	60,310
Loans held for sale	7,041	17,762
Loans	6,473,570	6,517,780
Less: Unearned income	(6,808)	(6,364)

Loans net of unearned income	6,466,762	6,511,416
Less: Allowance for loan losses	(74,158)	(73,901)

Net loans	6,392,604	6,437,515
Bank premises and equipment	70,856	72,170
Goodwill	375,583	375,583
Accrued interest receivable	26,916	26,302
Other assets	327,966	329,202

TOTAL ASSETS	$8,313,828	$8,420,013

Liabilities
Deposits:
Noninterest-bearing	$1,810,345	$1,824,411
Interest-bearing	4,872,367	4,928,575

Total deposits	6,682,712	6,752,986
Borrowings:
Federal funds purchased	13,490	5,446
Securities sold under agreements to repurchase	215,394	209,516
Federal Home Loan Bank borrowings	126,307	186,411
Other long-term borrowings	198,543	198,515
Reserve for lending-related commitments	1,885	1,656
Accrued expenses and other liabilities	75,248	73,232

TOTAL LIABILITIES	7,313,579	7,427,762

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 at March 31, 2013 and December 31, 2012, including 529,708 and 591,057 shares in treasury at March 31, 2013 and December 31, 2012, respectively	127,169	127,169
Surplus	237,198	238,739
Retained earnings	718,273	712,299
Accumulated other comprehensive loss	(64,253)	(65,748)
Treasury stock, at cost	(18,138)	(20,208)

TOTAL SHAREHOLDERS’ EQUITY	1,000,249	992,251

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,313,828	$8,420,013

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2013	2012
Interest income
Interest and fees on loans	$71,823	$75,658
Interest on federal funds sold and other short-term investments	129	343
Interest and dividends on securities:
Taxable	3,612	4,864
Tax-exempt	761	923

Total interest income	76,325	81,788

Interest expense
Interest on deposits	6,977	8,617
Interest on short-term borrowings	200	59
Interest on long-term borrowings	2,326	4,146

Total interest expense	9,503	12,822

Net interest income	66,822	68,966
Provision for loan losses	5,187	4,133

Net interest income after provision for loan losses	61,635	64,833

Other income
Fees from trust and brokerage services	3,830	3,984
Fees from deposit services	9,624	10,312
Bankcard fees and merchant discounts	797	647
Other service charges, commissions, and fees	561	577
Income from bank-owned life insurance	2,389	1,289
Income from mortgage banking	965	318
Other income	876	658

Total other-than-temporary impairments	422	(746)
Portion of loss recognized in other comprehensive income	(1,256)	(631)

Net other-than-temporary impairment losses	(834)	(1,377)
Net gains (losses) on sales/calls of investment securities	140	(82)

Net investment securities losses	(694)	(1,459)

Total other income	18,348	16,326

Other expense
Employee compensation	16,604	17,907
Employee benefits	5,993	5,192
Net occupancy expense	5,191	5,042
Other real estate owned (OREO) expense	1,270	2,328
Equipment expense	1,699	1,936
Data processing expense	2,731	3,209
Bankcard processing expense	326	299
FDIC insurance expense	1,559	1,555
Other expense	12,876	12,794

Total other expense	48,249	50,262

Income before income taxes	31,734	30,897
Income taxes	10,155	9,887

Net income	$21,579	$21,010

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2013	2012
Earnings per common share:
Basic	$0.43	$0.42

Diluted	$0.43	$0.42

Dividends per common share	$0.31	$0.31

Average outstanding shares:
Basic	50,301,875	50,235,374
Diluted	50,331,503	50,300,538

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2013	2012
Net income	$21,579	$21,010

Change in net unrealized gain on of available-for-sale (AFS) securities, net of tax	753	844
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1
Change in defined benefit pension plan, net of tax	741	618

Comprehensive income, net of tax	$23,074	$22,473

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2013
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2013	50,867,630	$127,169	$238,739	$712,299	($65,748)	($20,208)	$992,251

Comprehensive income:
Net income	0	0	0	21,579	0	0	21,579
Other comprehensive income, net of tax:	0	0	0	0	1,495	0	1,495

Total comprehensive income, net of tax							23,074
Stock based compensation expense	0	0	384	0	0	0	384
Distribution of treasury stock for deferred compensation plan (198 shares)	0	0	0	0	0	4	4
Purchase of treasury stock (1,416 shares)	0	0	0	0	0	(88)	(88)
Cash dividends ($0.31 per share)	0	0	0	(15,605)	0	0	(15,605)
Grant of restricted stock (52,825 shares)	0	0	(1,819)	0	0	1,819	0
Forfeiture of restricted stock (508 shares)	0	0	18	0	0	(18)	0
Common stock options exercised (10,250 shares)	0	0	(124)	0	0	353	229

Balance at March 31, 2013	50,867,630	$127,169	$237,198	$718,273	($64,253)	($18,138)	$1,000,249

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$44,014	$32,943

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	168	569
Proceeds from sales of securities available for sale	4,014	1,969
Proceeds from maturities and calls of securities available for sale	171,937	390,665
Purchases of securities available for sale	(201,040)	(362,134)
Purchases of bank premises and equipment	(610)	(1,272)
Proceeds from sales of bank premises and equipment	80	162
Proceeds from sales and redemptions of other investment securities	4,414	1,448
Purchases of other investment securities	(413)	0
Net change in loans	39,724	32,595

NET CASH PROVIDED BY INVESTING ACTIVITIES	18,274	64,002

FINANCING ACTIVITIES
Cash dividends paid	(15,591)	(15,569)
Excess tax benefits from stock-based compensation arrangements	15	28
Acquisition of treasury stock	(88)	(4)
Proceeds from exercise of stock options	228	85
Distribution of treasury stock for deferred compensation plan	4	86
Repayment of long-term Federal Home Loan Bank borrowings	(104)	(97)
Changes in:
Deposits	(70,104)	63,787
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(46,078)	8,567

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(131,718)	56,883

(Decrease) Increase in cash and cash equivalents	(69,430)	153,828

Cash and cash equivalents at beginning of year	432,077	636,003

Cash and cash equivalents at end of period	$362,647	$789,831

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2013 and 2012 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2012 has been extracted from the audited financial statements included in United’s 2012 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2012 Annual Report of United on Form 10-K. To conform to the 2013 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. ASU 2013-02 requires entities to disclose in a single location, either on the face of financial statement that reports net income or in the notes, the effects of reclassification out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on available-for-sale securities reclassified into net income on sale, entities must disclose the effect on the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, such as actuarial gains or losses amortized into pension cost that may be capitalized into inventory or other assets, entities must provide a cross reference to other required U.S. GAAP disclosures. ASU 2013-02 was effective for United on January 1, 2013 and did not have a significant impact on the Company’s financial condition or results of operation.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.” ASU 2013-04 addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations, and settled litigation and judicial ruling. In particular, ASU 2013-04 requires entities to record an obligation resulting from joint and several liability arrangements that are fixed at the reporting date at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. The guidance applies retrospectively for obligations that exist at the beginning of an entity’s fiscal year of adoption. ASU 2013-04 is effective for United beginning January 1, 2014 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for United on January 1, 2013 and did not have a significant impact on the Company’s financial condition or results of operations.

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

2. MERGERS AND ACQUISITIONS

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

Pursuant to the Agreement, at the effective time of the Merger, VCBI’s outstanding stock options and trust preferred warrants will be converted into options to purchase United’s common stock and warrants to purchase United common stock. The Agreement further provides that any outstanding warrant originally issued to the United States Department of Treasury to purchase common stock of VCBI will be converted into a warrant to purchase common stock of United.

After the effective time of the Merger, Virginia Commerce Bank, a wholly-owned subsidiary of VCBI, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

As of March 31, 2013, VCBI has approximately $2.88 billion in assets and 28 banking offices, one residential mortgage origination office and one wealth management office. VCBI locations are in the Northern Virginia suburbs of Washington, D.C. The acquisition of VCBI will afford United the opportunity to significantly enhance its existing footprint in the Washington, D.C. Metropolitan Statistical Area.

3. INVESTMENT SECURITIES

Securities to be held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized below:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$325,834	$737	$8	$326,563	$0
State and political subdivisions	75,795	3,345	1	79,139	0
Residential mortgage-backed securities
Agency	70,460	3,830	0	74,290	0
Non-agency	22,413	580	0	22,993	458
Commercial mortgage-backed securities
Agency	74,413	331	137	74,607	0
Asset-backed securities	11,156	41	0	11,197	0
Trust preferred collateralized debt obligations	93,315	0	53,475	39,840	45,267
Single issue trust preferred securities	15,298	323	2,625	12,996	0
Other corporate securities	4,996	268	0	5,264	0
Marketable equity securities	3,493	404	146	3,751	0

Total	$697,173	$9,859	$56,392	$650,640	$45,725

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$336,747	$827	$52	$337,522	$0
State and political subdivisions	76,765	3,664	1	80,428	0
Residential mortgage-backed securities
Agency	101,769	4,741	0	106,510	0
Non-agency	24,569	934	458	25,045	458
Asset-backed securities	11,729	0	20	11,709	0
Trust preferred collateralized debt obligations	94,794	5	54,186	40,613	46,522
Single issue trust preferred securities	15,286	312	3,469	12,129	0
Other corporate securities	4,996	287	0	5,283	0
Marketable equity securities	6,660	257	531	6,386	0

Total	$673,315	$11,027	$58,717	$625,625	$46,980

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2013 and December 31, 2012.

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,158	$8	$0	$0
State and political subdivisions	96	1	0	0
Residential mortgage-backed securities
Agency	0	0	0	0
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	29,478	137	0	0
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	39,840	53,475
Single issue trust preferred securities	0	0	7,572	2,625
Marketable equity securities	366	134	78	12

Total	$45,098	$280	$47,490	$56,112

December 31, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,170	$52	$0	$0
State and political subdivisions	126	1	0	0
Residential mortgage-backed securities
Agency	0	0	0	0
Non-agency	0	0	10,879	458
Asset-backed securities	7,993	20	0	0
Trust preferred collateralized debt obligations	0	0	40,613	54,186
Single issue trust preferred securities	0	0	7,221	3,469
Marketable equity securities	603	507	313	24

Total	$33,892	$580	$59,026	$58,137

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

	Three Months Ended March 31
	2013	2012
Proceeds from sales and calls	$175,950	$392,634
Gross realized gains	152	26
Gross realized losses	12	108

At March 31, 2013, gross unrealized losses on available for sale securities were $56,392 on 46 securities of a total portfolio of 310 available for sale securities. Securities in an unrealized loss position at March 31, 2013 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs) and single issue trust preferred securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

The majority of the non-agency residential mortgage-backed security portfolio is rated either AAA or AA. The unrealized loss on the non-agency residential mortgage-backed securities portfolio relates primarily to below investment grade securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. Approximately 56% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 44% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. At March 31, 2013, United determined that none of the non-agency residential mortgage-backed securities were other-than-temporarily impaired.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the first quarter of 2013, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2013 consisted of $2.98 million in split-rated bonds and $12.32 million in below investment grade bonds. Of the $12.32 million in below investment grade bonds, $10.20 million was in an unrealized loss position for twelve months or longer as of March 31, 2013.

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

At March 31, 2013, United determined that certain TRUP CDOs were other-than-temporarily impaired. Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for certain TRUP CDOs as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain TRUP CDOs were determined to be other-than-temporarily impaired.

The credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2013 related to these securities was $834 thousand, compared to $1.22 million for the first quarter of 2012. At March 31, 2013, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $45.27 million as compared to $46.52 million at December 31, 2012.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of March 31, 2013 consisted of $8.58 million in investment grade bonds, $5.00 million in split-rated bonds and $79.74 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs in an unrealized loss position twelve months or greater as of March 31, 2013:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$8,485	$5,740	$2,745	$0	$5,000	$3,485
Senior – Insurance	8,576	6,754	1,822	8,576	0	0
Mezzanine – Bank (now in senior position)	11,738	5,395	6,343	0	0	11,738
Mezzanine – Bank	52,896	17,322	35,574	0	0	52,896
Mezzanine – Insurance	6,500	3,380	3,120	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,120	1,249	3,871	0	0	5,120

Totals	$93,315	$39,840	$53,475	$8,576	$5,000	$79,739

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade pooled trust preferred securities in the table above range from a low of BBB to a high of AA+. The ratings of the split-rated pooled trust preferred securities range from a low of B+ to a high of A2, while the below investment grade pooled trust preferred securities range from a low of CCC- to a high of Ba1.

The Company has recognized cumulative credit-related other-than-temporary impairment of $36.75 million on sixteen pooled trust preferred securities since the third quarter of 2009. Of the remaining seven securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 88.4% to a high of 356.5%, with a median of 126.8%, and a weighted average of 193.5%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at March 31, 2013:

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
Senior – Bank	$8,485	85.6 - 88.2%	12.9 - 13.3%	6.3 - 7.2%	0.8 - 1.0%	4.2 - 6.4%	$1,219
Senior – Insurance	8,576	82.8 - 92.5%	0.0 - 0.0%	4.8 - 9.3%	1.0 - 1.0%	6.6 - 6.6%	0
Mezzanine – Bank (now in senior position)	11,738	80.6 - 95.5%	3.6 - 9.1%	0.6 - 2.7%	0.3 - 1.0%	7.1 - 7.3%	6,537
Mezzanine – Bank	52,896	65.9 - 100%	7.5 - 20.6%	0.0 - 27.2%	0.3 - 1.0%	5.9 - 11.3%	25,946
Mezzanine – Insurance	6,500	82.8 - 91.8%	0.0 - 4.0%	4.5 - 9.3%	0.0 - 1.0%	6.6 - 7.2%	0
Mezzanine – Bank & Ins.	5,120	65.2 - 80.9%	13.4 - 18.8%	13.3 - 28.2%	0.5 - 0.8%	7.0 - 7.6%	3,046

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 65.9% to 100%. The weighted average percentage of performing collateral is 79.4%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.
(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.38% to 1.20%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit-related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2013 is other-than-temporarily impaired. For debt securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of March 31, 2013, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis. For equity securities, United has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management does not believe any individual equity security is other-than-temporarily impaired. As of March 31, 2013, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

During the first quarter of 2013, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2013 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2012	$63,114
Additions for credit losses on securities for which OTTI was not previously recognized	0
Additions for additional credit losses on securities for which OTTI was previously recognized	834

Balance of cumulative credit losses at March 31, 2013	$63,948

The amortized cost and estimated fair value of securities available for sale at March 31, 2013 and December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$193,057	$193,186	$192,182	$192,373
Due after one year through five years	233,347	236,262	208,036	211,045
Due after five years through ten years	107,236	111,250	89,286	92,947
Due after ten years	160,040	106,191	177,151	122,874
Marketable equity securities	3,493	3,751	6,660	6,386

Total	$697,173	$650,640	$673,315	$625,625

The amortized cost and estimated fair values of securities held-to-maturity are summarized as follows:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,879	$2,376	$0	$13,255
State and political subdivisions	12,351	91	0	12,442
Residential mortgage-backed securities
Agency	57	10	0	67
Single issue trust preferred securities	19,754	0	3,004	16,750
Other corporate securities	225	0	0	225

Total	$43,266	$2,477	$3,004	$42,739

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,916	$2,500	$0	$13,416
State and political subdivisions	12,515	108	0	12,623
Residential mortgage-backed securities
Agency	61	10	0	71
Single issue trust preferred securities	19,750	0	3,390	16,360
Other corporate securities	225	0	0	225

Total	$43,467	$2,618	$3,390	$42,695

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2013, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.89 million) and SunTrust Bank ($7.39 million). Other corporate securities consist mainly of bonds of corporations

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the first quarter of 2013 and 2012.

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2013 and December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,630	$1,631	$795	$799
Due after one year through five years	7,595	8,457	8,611	9,535
Due after five years through ten years	13,090	14,692	13,110	14,788
Due after ten years	20,951	17,959	20,951	17,573

Total	$43,266	$42,739	$43,467	$42,695

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $565,087 and $569,680 at March 31, 2013 and December 31, 2012, respectively.

4. LOANS

Major classes of loans are as follows:

	March 31, 2013	December 31, 2012
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$714,763	$728,906
Nonowner-occupied commercial real estate	1,786,780	1,740,420
Other commercial loans	1,299,521	1,377,083

Total commercial, financial & agricultural	3,801,064	3,846,409
Residential real estate	1,824,832	1,838,252
Construction & land development	567,365	550,677
Consumer:
Bankcard	10,373	11,236
Other consumer	269,936	271,206

Total gross loans	$6,473,570	$6,517,780

The table above does not include loans held for sale of $7,041 and $17,762 at March 31, 2013 and December 31, 2012, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above includes acquired impaired loans with a recorded investment of $32,115 and $33,206 or less than 1% of total gross loans, at March 31, 2013 and December 31, 2012, respectively. The contractual principal in these acquired impaired loans was $54,203 and $55,685 at March 31, 2013 and December 31, 2012, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first quarter of 2013 follows:

Accretable yield at the beginning of the period	$2,331
Accretion (including cash recoveries)	(948)
Net reclassifications to accretable from non-accretable	1,229
Disposals (including maturities, foreclosures, and charge-offs)	(49)

Accretable yield at the ending of the period	$2,563

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $121,370 and $150,638 at March 31, 2013 and December 31, 2012, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted due to deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2013, United had TDRs of $5,309 as compared to $3,175 as of December 31, 2012. Of the $5,309 aggregate balance of TDRs at March 31, 2013, $375 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $3,175 aggregate balance of TDRs at December 31, 2012, $375 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of March 31, 2013, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At March 31, 2013, United had restructured loans in the amount of $4,287 that were modified by a reduction in the interest rate, $375 that were modified by a combination of a reduction in the interest rate and the principal and $647 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended March 31, 2013 and 2012, segregated by class of loans:

	Troubled Debt Restructurings
	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	2	$2,150	$2,150	1	$731	$775
Nonowner-occupied	0	0	0	0	0	0
Other commercial	0	0	0	0	0	0
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$2,150	$2,150	1	$731	$775

During the first quarter of 2013, $2,150 of restructured loans were modified by a reduction in the interest rate. During the first quarter of 2012, $775 of restructured loans were modified by a combination of a reduction in the interest rate and change in terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-

modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month periods ended March 31, 2013 and 2012 subsequently defaulted, resulting in a principal charge-off during the first quarters of 2013 and 2012, respectively.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2013

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,113	$14,546	$19,659	$695,104	$714,763	$6
Nonowner-occupied	22,411	12,014	34,425	1,752,355	1,786,780	2,015
Other commercial	17,122	19,306	36,428	1,263,093	1,299,521	785
Residential real estate	47,893	17,808	65,701	1,759,131	1,824,832	3,438
Construction & land development	6,032	17,451	23,483	543,882	567,365	746
Consumer:
Bankcard	268	203	471	9,902	10,373	203
Other consumer	7,109	1,159	8,268	261,668	269,936	1,108

Total	$105,948	$82,487	$188,435	$6,285,135	$6,473,570	$8,301

Age Analysis of Past Due Loans

As of December 31, 2012

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$11,122	$16,691	$27,813	$701,093	$728,906	$4,038
Nonowner-occupied	12,793	11,643	24,436	1,715,984	1,740,420	2,549
Other commercial	8,379	20,808	29,187	1,347,896	1,377,083	1,687
Residential real estate	54,168	22,095	76,263	1,761,989	1,838,252	7,363
Construction & land development	14,046	16,918	30,964	519,713	550,677	654
Consumer:
Bankcard	394	164	558	10,678	11,236	164
Other consumer	8,738	1,683	10,421	260,785	271,206	1,613

Total	$109,640	$90,002	$199,642	$6,318,138	$6,517,780	$18,068

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$14,540	$12,653
Nonowner-occupied	9,999	9,094
Other commercial	18,521	19,121
Residential real estate	14,370	14,732
Construction & land development	16,705	16,264
Consumer:
Bankcard	0	0
Other consumer	51	70

Total	$74,186	$71,934

United assigns credit quality indicators of either pass, special mention, substandard or doubtful to its loans. For United’s loans with a corporate credit exposure, United internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United updates these grades for corporate and consumer credits on a quarterly basis.

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

A substandard loan with a corporate credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. They require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual status. For consumer credit exposure, loans that are 90 days or more past due or that have been placed on nonaccrual are considered substandard.

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of March 31, 2013
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner - occupied	Nonowner- occupied
Grade:
Pass	$657,542	$1,678,048	$1,212,274	$416,307
Special mention	26,089	51,638	27,555	81,988
Substandard	31,132	57,094	57,659	69,070
Doubtful	0	0	2,033	0

Total	$714,763	$1,786,780	$1,299,521	$567,365

As of December 31, 2012
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$669,157	$1,621,338	$1,286,471	$392,096
Special mention	25,487	54,399	31,293	92,667
Substandard	34,262	64,683	57,386	65,914
Doubtful	0	0	1,933	0

Total	$728,906	$1,740,420	$1,377,083	$550,677

Credit Quality Indicators Consumer Credit Exposure
As of March 31, 2013
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,785,083	$9,902	$261,516
Special mention	7,357	268	7,109
Substandard	32,392	203	1,311
Doubtful	0	0	0

Total	$1,824,832	$10,373	$269,936

As of December 31, 2012
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,800,377	$10,678	$271,054
Special mention	7,866	394	0
Substandard	30,009	164	152
Doubtful	0	0	0

Total	$1,838,252	$11,236	$271,206

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$12,418	$13,582	$0	$15,591	$16,279	$0
Nonowner-occupied	11,605	15,368	0	10,907	14,601	0
Other commercial	2,476	3,515	0	3,036	5,501	0
Residential real estate	6,750	6,973	0	7,035	9,157	0
Construction & land development	6,782	7,987	0	7,682	10,089	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	152	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$836	$836	$277	$1,284	$1,284	$397
Nonowner-occupied	4,371	5,371	1,552	3,423	4,423	1,154
Other commercial	26,977	29,477	7,993	27,610	30,411	7,564
Residential real estate	4,196	4,717	1,078	5,635	7,028	1,427
Construction & land development	12,665	15,981	3,484	13,033	17,029	3,659
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$13,254	$14,418	$277	$16,875	$17,563	$397
Nonowner-occupied	15,976	20,739	1,552	14,330	19,024	1,154
Other commercial	29,453	32,992	7,993	30,646	35,912	7,564
Residential real estate	10,946	11,690	1,078	12,670	16,185	1,427
Construction & land development	19,447	23,968	3,484	20,715	27,118	3,659
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	152	152	0

	Impaired Loans
	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$14,675	$20	$6,884	$21
Nonowner-occupied	15,320	95	24,396	220

	Impaired Loans
	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Other commercial	3,313	16	6,952	61
Residential real estate	6,588	56	17,347	167
Construction & land development	8,070	59	21,753	76
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	52	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,060	$13	$1,694	$14
Nonowner-occupied	3,926	12	4,086	23
Other commercial	28,582	615	16,970	185
Residential real estate	5,954	44	9,684	90
Construction & land development	13,578	130	9,624	85
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$15,735	$33	$8,578	$35
Nonowner-occupied	19,246	107	28,482	243
Other commercial	31,895	631	23,922	246
Residential real estate	12,542	100	27,031	257
Construction & land development	21,648	189	31,377	161
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	52	0

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-

occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first quarter of 2013, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,885 and $1,656 at March 31, 2013 and December 31, 2012, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by loan portfolio segment, for the three months ended March 31, 2013 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2013

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	1,497	611	408	1,623	484	561	0	5,184
Recoveries	2	12	41	77	42	80	0	254
Provision	1,702	(1,157)	683	2,154	1,208	493	104	5,187

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2013

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending balance	$4,084	$11,120	$20,827	$15,503	$19,624	$2,632	$368	$74,158

Ending Balance: individually evaluated for impairment	$277	$1,552	$7,993	$1,077	$3,484	$0	$0	$14,383
Ending Balance: collectively evaluated for impairment	$3,807	$9,568	$12,834	$14,426	$16,140	$2,632	$368	$59,775
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$714,763	$1,786,780	$1,299,521	$1,824,832	$567,365	$280,309	$0	$6,473,570
Ending Balance: individually evaluated for impairment	$11,516	$14,101	$26,661	$6,370	$17,074	$0	$0	$75,722
Ending Balance: collectively evaluated for impairment	$701,618	$1,763,295	$1,271,374	$1,815,216	$533,932	$280,298	$0	$6,365,733
Ending Balance: loans acquired with deteriorated credit quality	$1,629	$9,384	$1,486	$3,246	$16,359	$11	$0	$32,115

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2012

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	801	2,608	3,619	8,882	3,099	1,546	0	20,555
Recoveries	60	122	1,362	821	54	301	0	2,720
Provision	948	3,715	1,965	9,076	2,752	1,714	(2,308)	17,862

Ending balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901

Ending Balance: individually evaluated for impairment	$397	$1,154	$7,564	$1,427	$3,659	$0	$0	$14,201

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2012

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: collectively evaluated for impairment	$3,480	$11,722	$12,947	$13,468	$15,199	$2,620	$264	$59,700
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$728,906	$1,740,420	$1,377,083	$1,838,252	$550,677	$282,442	$0	$6,517,780
Ending Balance: individually evaluated for impairment	$14,474	$12,101	$28,997	$8,541	$17,827	$0	$0	$81,940
Ending Balance: collectively evaluated for impairment	$712,776	$1,718,913	$1,346,600	$1,826,196	$515,718	$282,431	$0	$6,402,634
Ending Balance: loans acquired with deteriorated credit quality	$1,656	$9,406	$1,486	$3,515	$17,132	$11	$0	$33,206

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($33,861)	$9,573

Goodwill not subject to amortization			$375,583

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($33,327)	$10,107

Goodwill not subject to amortization			$375,583

United incurred amortization expense of $534 and $762 for the quarters ended March 31, 2013 and 2012, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2012:

Year	Amount
2013	$1,969
2014	1,478
2015	1,149
2016	1,089
2017 and thereafter	4,422

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2013, federal funds purchased were $13,490 while securities sold under agreements to repurchase were $215,394. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2013, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2013, United had an unused borrowing amount of approximately $1,805,373 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2013, $126,307 of FHLB advances with a weighted-average interest rate of 3.08% are scheduled to mature within the next seven years. The scheduled maturities of borrowings are as follows:

Year	Amount
2013	$69,030
2014	26,543
2015	4,610
2016	704
2017 and thereafter	25,420

Total	$126,307

At March 31, 2013, United had a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2013, and December 31, 2012, the outstanding balance of the Debentures was $198,543 and $198,515, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of March 31, 2013.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,178,078 and $2,173,377 of loan commitments outstanding as of March 31, 2013 and December 31, 2012, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2013, United had no outstanding commercial letters of credit and $250 as of December 31, 2012. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $113,053 and $96,856 as of March 31, 2013 and December 31, 2012, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. of West Virginia agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. As of March 31, 2013, the $3.3 million settlement amount was fully accrued by the Company.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2013, United has only fair value hedges.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the three months ended March 31, 2013 and 2012.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at March 31, 2013.

Derivative Classifications and Hedging Relationships

March 31, 2013

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$52,166	5.14%

Total Derivatives Used in Fair Value Hedges	$52,166

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$52,166

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$1,905	Other assets	$2,367

Total derivatives not designated as hedging instruments		$1,905		$2,367

Total asset derivatives		$1,905		$2,367

	Liability Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,194	Other liabilities	$1,914

	Liability Derivatives
	March 31, 2013		December 31, 2012
Total derivatives designated as hedging instruments		$1,194		$1,914
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$1,905	Other liabilities	$2,367

Total derivatives not designated as hedging instruments		$1,905		$2,367

Total liability derivatives		$3,099		$4,281

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 are presented as follows:

			Three Months Ended
	Income Statement Location		March 31, 2013	March 31, 2012
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(180)	$22

Total derivatives in fair value hedging relationships			$(180)	$22

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$461	$316
Interest rate contracts (2)	Other expense		$(461)	$(316)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(180)	$22

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2013, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2013. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at March 31, 2013 ranged from LIBOR plus 5.00% to LIBOR plus 25.00%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 15%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2013 Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$326,563	$0	$326,563	$0
State and political subdivisions	79,139	0	79,139	0
Residential mortgage-backed securities
Agency	74,290	0	74,290	0
Non-agency	22,993	0	22,993	0
Commercial mortgage-backed securities
Agency	74,607	0	74,607	0
Asset-backed securities	11,197	0	11,197	0
Trust preferred collateralized debt obligations	39,840	0	0	39,840
Single issue trust preferred securities	12,996	510	12,486	0
Other corporate securities	5,264	0	5,264	0

Total available for sale debt securities	646,889	510	606,539	39,840
Available for sale equity securities:
Financial services industry	2,366	1,709	657	0
Equity mutual funds (1)	367	367	0	0
Other equity securities	1,018	1,018	0	0

Total available for sale equity securities	3,751	3,094	657	0

Total available for sale securities	650,640	3,604	607,196	39,840
Derivative financial assets:
Interest rate contracts	1,905	0	1,905	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	3,099	0	3,099	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$337,522	$0	$337,522	$0

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and political subdivisions	80,428	0	80,428	0
Residential mortgage-backed securities
Agency	106,510	0	106,510	0
Non-agency	25,045	0	25,045	0
Asset-backed securities	11,709	0	11,709	0
Trust preferred collateralized debt obligations	40,613	0	0	40,613
Single issue trust preferred securities	12,129	499	11,630	0
Other corporate securities	5,283	0	5,283	0

Total available for sale debt securities	619,239	499	578,127	40,613
Available for sale equity securities:
Financial services industry	5,382	2,304	3,078	0
Equity mutual funds (1)	55	55	0	0
Other equity securities	949	949	0	0

Total available for sale equity securities	6,386	3,308	3,078	0

Total available for sale securities	625,625	3,807	581,205	40,613
Derivative financial assets:
Interest rate contracts	2,367	0	2,367	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,281	0	4,281	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2013	December 31, 2012
Balance, beginning of period	$40,613	$42,369
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(834)	(5,970)
Included in other comprehensive income	61	4,214
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, ending of period	$39,840	$40,613

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2013. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first quarter of 2013.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of March 31, 2013	Carrying value at March 31, 2013			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$49,045	$0	$27,714	$21,331	$528
OREO	48,850	0	48,742	108	498

Description	Balance as of December 31, 2012	Carrying value at December 31, 2012			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$50,985	$0	$28,947	$22,038	$3,238
OREO	49,484	0	45,588	3,896	3,677

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Cash and cash equivalents	$362,647	$362,647	$0	$362,647	$0
Securities available for sale	650,640	650,640	3,604	607,196	39,840
Securities held to maturity	43,266	42,739	0	37,042	5,697
Other securities	56,309	53,833	0	0	53,833
Loans held for sale	7,041	7,041	0	7,041	0
Loans	6,392,604	6,445,865	0	0	6,445,865
Derivative financial assets	1,905	1,905	0	1,905	0
Deposits	6,682,712	6,704,342	0	6,704,342	0
Short-term borrowings	268,884	268,884	0	268,884	0
Long-term borrowings	284,850	316,596	0	316,596	0
Derivative financial liabilities	3,099	3,099	0	3,099	0

December 31, 2012
Cash and cash equivalents	$432,077	$432,077	$0	$432,077	$0
Securities available for sale	625,625	625,625	3,807	581,205	40,613
Securities held to maturity	43,467	42,696	0	36,999	5,697
Other securities	60,310	57,643	0	0	57,643
Loans held for sale	17,762	17,762	0	17,762	0
Loans	6,437,515	6,473,974	0	0	6,473,974
Derivative financial assets	2,367	2,367	0	2,367	0
Deposits	6,752,986	6,776,012	0	6,776,012	0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term borrowings	314,962	314,962	0	314,962	0
Long-term borrowings	284,926	277,899	0	277,899	0
Derivative financial liabilities	4,281	4,281	0	4,281	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first quarter of 2013, a total of 189,225 non-qualified stock options and 52,825 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $384 thousand and $389 thousand related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the first quarter of 2013 and 2012, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

Stock Options

United currently has options outstanding from various option plans other than the 2011 LTI Plan (the Prior Plans); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the plans is ten (10) years.

A summary of activity under United’s stock option plans as of March 31, 2013, and the changes during the first three months of 2013 are presented below:

	Three Months Ended March 31, 2013
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2013	1,629,237			$29.64
Granted	189,225			26.19
Exercised	10,250			22.31
Forfeited or expired	49,563			32.61

Outstanding at March 31, 2013	1,758,649	$1,534	5.5	$29.23

Exercisable at March 31, 2013	1,138,301	$1,454	3.8	$29.86

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2013:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	770,750	$7.04
Granted	189,225	5.74
Vested	334,814	6.33
Forfeited or expired	4,813	7.62

Nonvested at March 31, 2013	620,348	$7.02

During the three months ended March 31, 2013 and 2012, 10,250 and 5,650 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2013 and 2012. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2013 and 2012 was $43 thousand and $79 thousand, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2013 and 2012, United granted restricted shares to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	51,125	$29.40
Granted	52,825	26.19
Vested	12,764	29.40
Forfeited	508	28.52

Outstanding at March 31, 2013	90,678	$27.53

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

Included in accumulated other comprehensive income at December 31, 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3 ($2 net of tax) and unrecognized actuarial losses of $56,921 ($36,999 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2013 is $1 ($1 net of tax), and $4,693 ($3,050 net of tax), respectively.

Net periodic pension cost for the three months ended March 31, 2013 and 2012 included the following components:

	Three Months Ended March 31
	2013	2012
Service cost	$759	$696
Interest cost	1,208	1,200
Expected return on plan assets	(2,052)	(1,989)
Amortization of transition asset	0	0
Recognized net actuarial loss	1,159	1,026
Amortization of prior service cost	0	0

Net periodic pension (benefit) cost	$1,074	$933

Weighted-Average Assumptions:
Discount rate	4.40%	5.15%
Expected return on assets	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2013, United has provided a liability for $2,152 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2009 through December 31, 2011.

As of March 31, 2013 and 2012, the total amount of accrued interest related to uncertain tax positions was $1,166 and $737, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31
	2013	2012
Net Income	$21,579	$21,010
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(1,035)	(1,605)
Related income tax effect	362	562
Less : OTTI charges recognized in net income	834	1,377
Related income tax benefit	(292)	(482)
Reclassification of previous noncredit OTTI to credit OTTI	1,458	859
Related income tax benefit	(510)	(301)

Net unrealized gain (loss) on AFS securities with OTTI	817	410
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	42	586
Related income tax effect	(15)	(205)
Net reclassification adjustment for losses (gains) included in net income	(140)	82
Related income tax (benefit) expense	49	(29)

	(64)	434

Net effect of AFS securities on other comprehensive income	753	844
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2
Related income tax expense	(1)	(1)

Net effect of HTM securities on other comprehensive income	1	1
Pension plan:
Recognized net actuarial loss	1,159	1,026
Related income tax benefit	(418)	(408)

Net effect of change in pension plan asset on other comprehensive income	741	618

Total change in other comprehensive income	1,495	1,463

Total Comprehensive Income	$23,074	$22,473

The components of accumulated other comprehensive income for the three months ended March 31, 2013 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Three Months Ended March 31, 2013

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2013	($29,687)	($72)	($35,989)	($65,748)
Other comprehensive income before reclassification	(104)	1	0	(103)

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Three Months Ended March 31, 2013

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Amounts reclassified from accumulated other comprehensive income	857	0	741	1,598

Net current-period other comprehensive income, net of tax	753	1	741	1,495

Balance at March 31, 2013	($28,934)	($71)	($35,248)	($64,253)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Three Months Ended March 31, 2013

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	1,458	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(140)	Net gains on sales/calls of investment securities

	1,318	Total before tax
Related income tax effect	(461)	Tax expense

	857	Net of tax
Pension plan:
Recognized net actuarial loss	1,159 (a)

	1,159	Total before tax
Related income tax effect	(418)	Tax expense

	741	Net of tax

Total reclassifications for the period	1,598

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
(Dollars in thousands, except per share)	2013	2012
Distributed earnings allocated to common stock	$15,577	$15,554
Undistributed earnings allocated to common stock	5,968	5,439

Net earnings allocated to common shareholders	$21,545	$20,993

Average common shares outstanding	50,301,875	50,235,374
Equivalents from stock options	29,628	65,164

	Three Months Ended
	March 31
(Dollars in thousands, except per share)	2013	2012
Average diluted shares outstanding	50,331,503	50,300,538
Earnings per basic common share	$0.43	$0.42
Earnings per diluted common share	$0.43	$0.42

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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$2,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2013			As of December 31, 2012
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$200,966	$194,289	$6,677	$201,297	$194,636	$6,661

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of

United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2013, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At March 31, 2013, the allowance for loan losses was $74.2 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first quarter of 2013 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At March 31, 2013, approximately 9.03% of total assets, or $750.44 million, consisted of financial instruments recorded at fair value. Of this total, approximately 91.83% or $689.16 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 8.17% or $61.28 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At March 31, 2013, only $3.10 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of March 31, 2013 were $8.31 billion which was a decrease of $106.19 million or 1.26% from December 31, 2012. The decrease was primarily the result of a $69.43 million or 16.07% decrease in cash and cash equivalents, a $44.65 million or less than 1% decrease in portfolio loans, and a $10.72 million or 60.36% decrease in loans held for sale. Partially offsetting these decreases in total assets was an increase of $20.81 million or 2.85% in investment securities. The decrease in total assets is reflected in a corresponding decrease in total liabilities of $114.18 million or 1.54% from year-end 2012. The decrease in total liabilities was due mainly to decreases of $70.27 million or 1.04% and $46.15 million or 7.69% in deposits and borrowings, respectively, while accrued expenses and other liabilities increased $2.02 million or 2.75% from year-end 2012. Shareholders’ equity was flat, increasing $8.00 million or less than 1% from year-end 2012.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2013 decreased $69.43 million or 16.07% from year-end 2012. Of this total decrease, interest-bearing deposits with other banks decreased $50.47 million or 18.45% as United placed less excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks decreased $18.65 million or 11.84% and federal funds sold decreased $303 thousand or 29.68%. During the first three months of 2013, net cash of $44.01 million and $18.27 million was provided by operating activities and investing activities, respectively. Net cash of $131.72 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2013 and 2012.

Securities

Total investment securities at March 31, 2013 increased $20.81 million or 2.85% from year-end 2012. Securities available for sale increased $25.02 million or 4.00%. This change in securities available for sale reflects $175.81 million in sales, maturities and calls of securities, $201.04 million in purchases, and an increase of $1.16 million in market value. Securities held to maturity were flat, decreasing $201 thousand or less than 1% from year-end 2012 due to calls and maturities of securities. Other investment securities decreased $4.00 million or 6.63% from year-end 2012.

The following table summarizes the changes in the available for sale securities since year-end 2012:

(Dollars in thousands)	March 31 2013	December 31 2012	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$326,563	$337,522	$(10,959)	(3.25%)
State and political subdivisions	79,139	80,428	(1,289)	(1.60%)
Mortgage-backed securities	171,890	131,555	40,335	30.66%
Asset-backed securities	11,197	11,709	(512)	(4.37%)
Marketable equity securities	3,751	6,386	(2,635)	(41.26%)
Trust preferred collateralized debt obligations	39,840	40,613	(773)	(1.90%)
Single issue trust preferred securities	12,996	12,129	867	7.15%
Corporate securities	5,264	5,283	(19)	(0.36%)

Total available for sale securities, at fair value	$650,640	$625,625	$25,015	4.00%

The following table summarizes the changes in the held to maturity securities since year-end 2012:

(Dollars in thousands)	March 31 2013	December 31 2012	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,879	$10,916	$(37)	(0.34%)
State and political subdivisions	12,351	12,515	(164)	(1.31%)
Mortgage-backed securities	57	61	(4)	(6.56%)
Single issue trust preferred securities	19,754	19,750	4	0.02%
Other corporate securities	225	225	0	0.00%

Total held to maturity securities, at amortized cost	$43,266	$43,467	$(201)	(0.46%)

At March 31, 2013, gross unrealized losses on available for sale securities were $56.39 million. Securities in an unrealized loss position at March 31, 2013 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and non-agency residential mortgage-backed securities. The

TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

As of March 31, 2013, United’s mortgage-backed securities had an amortized cost of $167.34 million, with an estimated fair value of $171.96 million. The portfolio consisted primarily of $70.52 million in agency residential mortgage-backed securities with a fair value of $74.36 million, $22.41 million in non-agency residential mortgage-backed securities with an estimated fair value of $22.99 million, and $74.41 million in commercial mortgage-backed securities with an estimated fair value of $74.61 million. As of March 31, 2013, United’s asset-backed securities had an amortized cost of $11.16 million, with an estimated fair value of $11.20 million.

As of March 31, 2013, United’s corporate securities had an amortized cost of $137.08 million, with an estimated fair value of $78.83 million. The portfolio consisted primarily of $93.32 million in pooled trust preferred securities with a fair value of $39.84 million and $35.05 million in single issue trust preferred securities with an estimated fair value of $29.75 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $8.71 million and a fair value of $9.24 million, only one of which was individually significant.

The pooled trust preferred securities consisted of positions in 23 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $17.06 million of the Company’s pooled securities, while mezzanine tranches represent $76.25 million. Of the $76.25 million in mezzanine tranches, $11.74 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of March 31, 2013, $8.58 million of the pooled trust preferred securities were investment grade, $5.00 million were split-rated, and the remaining $79.74 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

As of March 31, 2013, United’s single issue trust preferred securities had an amortized cost of $35.05 million. Of the $35.05 million, $10.89 million or 31.08% were investment grade; $633 thousand or 1.81% were unrated; $7.90 million or 22.55% were split rated; and $15.62 million or 44.56% were below investment grade. The two largest exposures accounted for 49.30% of the $35.05 million. These included Wells Fargo at $9.89 million and SunTrust Bank at $7.39 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

During the first quarter of 2013, United recognized net other-than-temporary impairment charges totaling $834 thousand on certain TRUP CDOs, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of March 31, 2013 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $10.72 million or 60.36% as loan sales exceeded loan originations in the secondary market during the first three months of 2013. Portfolio loans, net of unearned income, were flat, decreasing $44.65 million or less than 1% from year-end 2012 mainly due to a $45.35 million or 1.18% decrease in the total commercial, financial and agricultural loans category. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $32.22 million or 1.30% while commercial loans (not secured by real estate) decreased $77.56 million or 5.63%. In addition, residential real estate loans and consumer loans remained flat, decreasing $13.42 million or less than 1% and $2.23 million or less than 1%, respectively. Partially offsetting these decreases in portfolio loans was an increase of $16.69 million or 3.03% in construction and land development loans.

The following table summarizes the changes in the major loan classes since year-end 2012:

(Dollars in thousands)	March 31 2013	December 31 2012	$ Change	% Change
Loans held for sale	$7,041	$17,762	$(10,721)	(60.36%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$714,763	$728,906	$(14,143)	(1.94%)
Nonowner-occupied commercial real estate	1,786,780	1,740,420	46,360	2.66%
Other commercial loans	1,299,521	1,377,083	(77,562)	(5.63%)

Total commercial, financial, and agricultural	$3,801,064	$3,846,409	$(45,345)	(1.18%)
Residential real estate	1,824,832	1,838,252	(13,420)	(0.73%)
Construction & land development	567,365	550,677	16,688	3.03%
Consumer:
Bankcard	10,373	11,236	(863)	(7.68%)
Other consumer	269,936	271,206	(1,270)	(0.47%)
Less: Unearned income	(6,808)	(6,364)	(444)	6.98%

Total Loans, net of unearned income	$6,466,762	$6,511,416	$(44,654)	(0.69%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets were flat, decreasing $1.24 million or less than 1% from year-end 2012 mainly as a result of decreases in income deferred tax assets of $2.93 million due to timing differences in payments, prepaid FDIC assessments of $1.44 million due to payments of previously accrued insurance premiums, and core deposit intangibles of $534 thousand due to amortization. Partially offsetting these decreases from year-end 2012 was an increase of $3.39 million in prepaid secondary market fees.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2013 decreased $70.27 million or 1.04% from year-end 2012. In terms of composition, noninterest-bearing deposits decreased $14.07 million or less than 1% while interest-bearing deposits decreased $56.21 million or 1.14% from December 31, 2012.

The decrease in noninterest-bearing deposits was due mainly to decreases in commercial noninterest-bearing deposits of

$19.04 million or 1.51% and public noninterest-bearing deposits of $4.04 million or 5.89%. Partially offsetting these decreases was a $24.19 million or 5.86% increase in personal noninterest-bearing deposits.

The decrease in interest-bearing deposits was due mainly to a $17.89 million or 1.48% decrease in interest-bearing checking accounts, a $40.62 million or 3.92% decrease in time deposits under $100,000, and a $36.62 million or 3.83% decrease in time deposits over $100,000 due in large part to historically low interest rates. The $17.89 million decrease in interest-bearing checking accounts is due to decreases in commercial and personal interest-bearing checking accounts of $8.14 million and $12.13 million, respectively. State and municipal interest-bearing checking accounts increased $2.37 million. The $40.62 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $41.68 million. The $36.62 million decrease in time deposits over $100,000 is due to a $13.81 million decrease in Deposit Account Registry Service (CDARS) balances over $100,000 and a $20.08 million decrease in fixed rate CDs over $100,000. Partially offsetting these decreases in interest-bearing deposits is a $28.89 million or 5.52% increase in regular savings accounts mainly due to an increase of $28.44 million in personal savings accounts. In addition, interest-bearing MMDAs increased $10.03 million or less than 1%.

The following table summarizes the changes in the deposit categories since year-end 2012:

(Dollars In thousands)	March 31 2013	December 31 2012	$ Change	% Change
Demand deposits	$1,810,345	$1,824,411	$(14,066)	(0.77%)
Interest-bearing checking	1,192,569	1,210,463	(17,894)	(1.48%)
Regular savings	552,230	523,336	28,894	5.52%
Money market accounts	1,213,369	1,203,341	10,028	0.83%
Time deposits under $100,000	995,198	1,035,815	(40,617)	(3.92%)
Time deposits over $100,000	919,001	955,620	(36,619)	(3.83%)

Total deposits	$6,682,712	$6,752,986	$(70,274)	(1.04%)

Borrowings

Total borrowings at March 31, 2013 decreased $46.15 million or 7.69% during the first three months of 2013. Since year-end 2012, short-term borrowings decreased $46.08 million or 14.63% due to a $60 million decrease in overnight FHLB advances, which was partially offset by an $8.04 million increase in federal funds purchased and a $5.88 million increase in securities sold under agreements to repurchase. Long-term borrowings remained flat, decreasing $76 thousand or less than 1% since year-end 2012.

The table below summarizes the change in the borrowing categories since year-end 2012:

	March 31 2013	December 31 2012	$ Change	% Change
(Dollars in thousands)
Federal funds purchased	$13,490	$5,446	$8,044	147.70%
Securities sold under agreements to repurchase	215,394	209,516	5,878	2.81%
Short-term FHLB advances	40,000	100,000	(60,000)	(60.00%)
Long-term FHLB advances	86,307	86,411	(104)	(0.12%)
Issuances of trust preferred capital securities	198,543	198,515	28	0.01%

Total borrowings	$553,734	$599,888	$(46,154)	(7.69%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2013 increased $2.02 million or 2.75% from year-end 2012 mainly due to a $5.54 million or 112.81% increase in income taxes payable due to higher earnings and a $468 thousand or 14.55% increase in other taxes payable due to timing differences in payments. Partially offsetting these increases in accrued expenses and other liabilities is a $1.50 million decrease in incentives payable, a $1.25 million decrease in other accrued expenses, and a $1.18 million decrease in FAS 133 derivative liability.

Shareholders’ Equity

Shareholders’ equity at March 31, 2013 was flat from December 31, 2012, increasing $8.00 million or less than 1% as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $5.97 million for the quarter.

Accumulated other comprehensive income decreased $1.50 million due mainly to the after-tax accretion of pension costs of $741 thousand and the after tax non-credit portion of OTTI losses of $816 thousand for the first quarter of 2013. United’s available for sale investment portfolio remained flat, decreasing $64 thousand, net of deferred income taxes.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2013 was $21.58 million or $0.43 per diluted share compared to $21.01 million or $0.42 per share for the first three months of 2012. United’s annualized return on average assets for the first three months of 2013 was 1.05% and return on average shareholders’ equity was 8.72% as compared to 1.00% and 8.63% for the first three months of 2012.

The results for the first quarter of 2013 include noncash, before-tax, other-than-temporary impairment charges of $834 thousand on certain investment securities. The results for the first quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $1.38 million on certain investment securities.

Net interest income for the first three months of 2013 was $66.82 million, which was a decrease of $2.14 million or 3.11% from net interest income of $68.97 million for the first three months of 2012. The decrease in net interest income occurred because total interest income decreased $5.46 million while total interest expense only declined $3.32 million from the first quarter of 2012.

The provision for loan losses was $5.19 million for the first three months of 2013 as compared to $4.13 million for the first three months of 2012. Noninterest income was $18.35 million for the first three months of 2013, up $2.02 million or 12.39% when compared to the first three months of 2012. Noninterest expense decreased $2.01 million or 4.01% for the first three months of 2013 compared to the same period in 2012. Income taxes increased $268 thousand for the first three months of 2013 as compared to the first three months of 2012. The effective tax rate was 32.00% for both the first quarter of 2013 and 2012.

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

Such changes, and their impact on net interest income in 2013 and 2012, are presented below.

Net interest income for the first three months of 2013 was $66.82 million, which was a decrease of $2.14 million or 3.11% from the first quarter of 2012. The $2.14 million decrease in net interest income occurred because total interest income decreased $5.46 million while total interest expense only declined $3.32 million from the first quarter of 2012. On a linked-quarter basis, net interest income for the first quarter of 2013 decreased $2.85 million or 4.09% from the fourth quarter of 2012. The $2.85 million decrease in net interest income occurred because total interest income declined $3.34 million while total interest expense declined $493 thousand from the fourth quarter of 2012. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2013 was $68.35 million, a decrease of $2.29 million or 3.24% from the first quarter of 2012 due mainly to a decrease in the average yield on earning assets. The first quarter of 2013 average yield on earning assets decreased 19 basis points from the first quarter of 2012. In particular, the yield on average net loans declined 41 basis points due to payoffs of higher yielding loans coupled with the re-investment of this cash inflow into new loans at significantly lower interest rates. In addition, average earning assets decreased $138.51 million or 1.85% from the first quarter of 2012 as average short-term investments and average investment securities declined $312.56 million and $77.06 million, respectively. Average net loans did increase $251.11 million or 4.08% for the first quarter of 2013 from the first quarter of 2012 to somewhat mitigate the decreases in average short-term investments and investment securities. Partially offsetting the decreases to tax-equivalent net interest income for the first quarter of 2013 was a decline of 19 basis points in the average cost of funds as compared to the first quarter of 2012. In particular, the average cost of long-term borrowings declined 152 basis points due mainly to the repayment of certain higher-cost long-term FHLB borrowings and junior subordinated debt. The net interest margin for the first quarter of 2013 was 3.75%, which was a decrease of 3 basis points from a net interest margin of 3.78% for the first quarter of 2012.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2013 decreased $2.96 million or 4.15% from the fourth quarter of 2012 due mainly to a decrease in the average yield on earning assets. The first quarter of 2013 average yield on earning assets declined 9 basis points while the average cost of funds only decreased 2 basis points from the fourth quarter of 2012. Average earning assets were flat, decreasing $48.71 million or less than 1% during the quarter. Average net loans and average investments were flat for the quarter as well. Average net loans increased $2.33 million while average investments increased $372 thousand. Average short-term investments decreased $51.4 million or 18.72% for the quarter. The net interest margin of 3.75% for the first quarter of 2013 was a decrease of 8 basis points from the net interest margin of 3.83% for the fourth quarter of 2012.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2013, March 31, 2012 and December 31, 2012:

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2013	2012	2012
Net interest income, GAAP basis	$66,822	$68,966	$69,672
Tax-equivalent adjustment (1)	1,524	1,669	1,632

Tax-equivalent net interest income	$68,346	$70,635	$71,304

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2013 and 2012, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$223,237	$129	0.23%	$535,800	$343	0.26%
Investment Securities:
Taxable	649,413	3,612	2.22%	708,516	4,864	2.75%
Tax-exempt	89,222	1,171	5.25%	107,176	1,420	5.30%

Total Securities	738,635	4,783	2.59%	815,692	6,284	3.08%
Loans, net of unearned income (2)	6,472,600	72,937	4.56%	6,220,224	76,830	4.96%
Allowance for loan losses	(74,410)			(73,142)

Net loans	6,398,190		4.61%	6,147,082		5.02%

Total Earning Assets	7,360,062	$77,849	4.28%	7,498,574	$83,457	4.47%

Other assets	935,570			944,236

TOTAL ASSETS	$8,295,632			$8,442,810

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,904,286	$6,977	0.58%	$5,163,834	$8,617	0.67%
Short-term borrowings	313,360	200	0.26%	270,647	59	0.09%
Long-term borrowings	284,883	2,326	3.31%	345,323	4,146	4.83%

Total Interest-Bearing Funds	5,502,529	9,503	0.70%	5,779,804	12,822	0.89%

Noninterest-bearing deposits	1,731,775			1,637,543
Accrued expenses and other liabilities	57,475			45,781

TOTAL LIABILITIES	7,291,779			7,463,128
SHAREHOLDERS’ EQUITY	1,003,853			979,682

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,295,632			$8,442,810

NET INTEREST INCOME		$68,346			$70,635

INTEREST SPREAD			3.58%			3.58%
NET INTEREST MARGIN			3.75%			3.78%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2013 and 2012, the provision for loan losses was $5.19 million and $4.13 million, respectively. Net charge-offs were $4.93 million for the first quarter of 2013 as compared to net charge-offs of $4.00 million for the same quarter in 2012. These higher amounts of provision expense and net charge-offs for 2013 compared to the first quarter of 2012 were due mainly to the recognition of losses previously identified within the allowance for loan losses while maintaining sufficient allowance for losses expected to be incurred through application of the loan loss methodology. On a linked-quarter basis, the provision for loans losses decreased $760 thousand while net charge-offs decreased $864 thousand from the fourth quarter of 2012. Annualized net charge-offs as a percentage of average loans were 0.31% for the first quarter of 2013. This ratio compares very favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 0.64% for the year of 2012.

At March 31, 2013, nonperforming loans were $87.42 million or 1.35% of loans, net of unearned income compared to nonperforming loans of $92.80 million or 1.43% of loans, net of unearned income at December 31, 2012. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $8.30 million at March 31, 2013, a decrease of $9.77 million or 54.06% from $18.07 million at year-end 2012. The decrease in loans past due 90 days or more was primarily due the transfer of several large relationships to nonaccrual. At March 31, 2013, nonaccrual loans were $73.81 million, an increase of $2.25 million or 3.15% from $71.56 million at year-end 2012. The increase in nonaccrual loans was primarily due to several offsetting factors. Nonaccrual loans increased due to the transfer of several large relationships delinquent in excess of 90 days or more into nonaccrual. This was offset by charge-offs recognized on several impaired nonaccrual relationships and foreclosure on several properties which led to a transfer from nonaccrual to other real estate owned. Restructured loans were $5.31 million at March 31, 2013 as compared to $3.17 million restructured loans at year-end 2012. The increase of $2.13 million was due to the restructure of two commercial real estate loans. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $136.27 million, including OREO of $48.85 million at March 31, 2013, represented 1.64% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 1.97% at December 31, 2012.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2013, impaired loans were $89.23 million, which was a decrease of $6.16 million or 6.46% from the $95.39 million in impaired loans at December 31, 2012. This decrease in impaired loans was due mainly to decreased outstanding principal associated with impaired loans in the Company’s owner-occupied commercial real estate, residential real estate and construction and land development portfolios as a result of charge-offs associated with several impaired relationships. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March 31, 2013, the allowance for credit losses was $76.04 million which was comparable to $75.56 million at December 31, 2012.

At March 31, 2013, the allowance for loan losses was $74.16 million as compared to $73.90 million at December 31, 2012. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.15% at March 31, 2013 and 1.13% at December 31, 2012. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 84.83% and 79.63% at March 31, 2013 and December 31, 2012, respectively. For United, this ratio at March 31, 2013 increased from the ratio at December 31, 2012 because nonperforming loans decreased $5.38 million or 5.80% while the allowance for loan losses was relatively flat from year-end 2012, increasing $257 thousand or less than 1%. Adjustments to risk grades within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $153 thousand or less than 1%. There also was an increase in the estimate for imprecision of $104 thousand. This increase in allocations and estimate for imprecision coincided with the increase of net charge-offs recognized in the first quarter. The Company’s detailed methodology and analysis indicated only a slight decrease in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and increased loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at March 31, 2013 produced increased allocations in five of the six loan categories. The allowance allocated to real estate construction and development increased by $766 thousand due to an increase in the allocation applied to watch-rated loans as well as an increase in outstanding loan balances within the portfolio. The allocation related to the residential real estate loan pool increased by $608 thousand due to an increase in the allocation applied to watch-rated loans as well as an increase in historical loss rates. The consumer loan pool experienced an increase in allocation of $11 thousand due to an increase in historical loss rates. The other commercial loan pool allocation increased by $317 thousand due to an increase in specific allocations for impaired loans. The commercial real estate owner-occupied loan pool allocation increased by $207 thousand due to an increase in historical loss rates and allocation applied to watch-rated loans. Offsetting these increases was a decrease in the commercial real estate nonowner-occupied loan pool allocation of $1.76 million driven by a combination of lower outstanding balances in classified loan segments and lower historical loss rates. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2012 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $14.38 million at March 31, 2013 and $14.20 million at December 31, 2012. In comparison to the prior year-end, this element of the allowance increased by $182 thousand primarily due to increased specific allocations for the other commercial loan pool.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision increased at March 31, 2013 by $104 thousand to $368 thousand. This estimate for imprecision represents less than 1% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $76.04 million at March 31, 2013 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first quarter of 2013 was $18.35 million, which was an increase of $2.02 million or 12.39% from the first quarter of 2012. Included in noninterest income for the first quarter of 2013 were noncash, before-tax, other-than-temporary impairment charges of $834 thousand on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $1.38 million on certain investment securities for the first quarter of 2012. Also, included in noninterest income for the first quarter of 2013 were before-tax, net gains of $140 thousand on sales and calls of investment securities as compared to before-tax, net losses of $82 thousand for the first quarter of 2012. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the first quarter of 2013 would have increased $1.26 million or 7.07% from the first quarter of 2012. This increase for the first quarter of 2013 was due primarily to increases in income from bank-owned life insurance policies and mortgage banking activity.

Income from trust and brokerage services for the first quarter of 2013 decreased $154 thousand or 3.87% due mainly to a decrease in volume. Revenue from trust and brokerage services was $3.83 million for the first quarter of 2013 as compared to $3.98 million for the first quarter of 2012.

Fees from deposit services were $9.62 million for the first quarter of 2013 which was a decrease of $688 thousand or 6.67% from the first quarter of 2012. In particular, ATM fees decreased $929 thousand while overdraft fees declined

$393 thousand from the first quarter of 2012. Partially offsetting these decreases was an increase of $568 thousand in check card income.

Fees from bankcard services increased $150 thousand or 23.18% due to increased volume. Fees from bankcard services were $797 thousand for the first quarter of 2013 as compared to $647 thousand for the first quarter of 2012.

Income from bank-owned life insurance policies was $2.39 million for the first quarter of 2013, an increase of $1.10 million or 85.34% from the first quarter of 2012. This increase in income was due to a death benefit.

Mortgage banking income for the first quarter of 2013 increased $647 thousand or 203.46% from the first quarter of 2012 due to increased production and sales of mortgage loans in the secondary market. Mortgage loan sales were $53.60 million in the first three months of 2013 as compared to $24.95 million in the first three months of 2012.

On a linked-quarter basis, noninterest income for the first quarter of 2013 increased $1.60 million or 9.57% from the fourth quarter of 2012. Included in the results for the first quarter of 2013 and fourth quarter of 2012 were noncash, before-tax, other-than-temporary impairment charges of $834 thousand and $2.00 million, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income would have increased $557 thousand or 3.01% on a linked-quarter basis due primarily to an increase of $1.14 million in income from bank-owned life insurance policies due the death benefit previously mentioned. Partially offsetting this increase was a decrease of $982 thousand in fees from deposit services.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2013 was $48.25 million which was a decrease of $2.13 million or 4.01% from the first quarter of 2012.

Employee compensation for the first quarter of 2013 decreased $1.30 million or 7.28% when compared to the first quarter of 2012. This decrease was due mainly to a decline in employees as a result of the merger of two banking subsidiaries last year. Employee benefits expense increased $801 thousand or 15.43% from the first quarter of 2012 due mainly to higher pension and health insurance costs.

Net occupancy expense for the first quarter of 2013 increased $149 thousand or 2.96% from the first quarter of 2012. In particular, building maintenance expense increased $201 thousand. Partially offsetting this increase was a decrease of $95 thousand in building rental expense due to a decline in offices mainly from the merger of banking subsidiaries.

Other real estate owned (OREO) expense was $1.27 million for the first quarter of 2013, a decrease of $1.06 million or 45.45% from the first quarter of 2012. This decrease was due mainly to fewer reductions to fair value and losses on sales of OREO properties from the first quarter of 2012.

Equipment expense was $1.70 million for the first quarter of 2013, a decrease of $237 thousand or 12.24% from the first quarter of 2012. The decrease was due mainly to a decline in equipment maintenance.

Data processing expense decreased $478 thousand or 14.90% for the first quarter of 2013 as compared to the first quarter of 2012. The decrease related to the overlap of data processors and the conversion to a new servicer in 2012.

On a linked-quarter basis, noninterest expense for the first quarter of 2013 decreased $1.02 million from the fourth quarter of 2012. Employee compensation expense declined $1.67 million due to lower commissions and incentives while OREO expense decreased $638 thousand due to fewer reductions to fair value and losses on sales. Partially offsetting these decreases was an increase of $1.10 million in employee benefits expense due mainly to higher pension costs and payroll taxes.

Income Taxes

For the first quarter of 2013, income tax expense was $10.16 million as compared to $9.89 million for the first quarter of 2012, an increase of $268 thousand or 2.71% due to higher earnings. United’s effective tax rate was approximately 32.00% for the first three months of 2013 and 2012. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2012 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2012 in the specified contractual obligations disclosed in United’s 2012 Annual Report on Form 10-K.

As of March 31, 2013, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.15 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2012 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2013 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2012 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2013, cash of $44.01 million was provided by operating activities due mainly to net income of $21.58 million for the quarter. Net cash of $18.27 million was provided by investing activities which was primarily due to the net repayment of $39.72 million in portfolio loans. Partially offsetting this amount were net investment securities purchases of $24.92 million. During the first three months of 2013, net cash of $131.72 million was used in financing activities due primarily to decreases in deposits of $70.10 million and short-term borrowings of $46.08 million. An additional use of cash for financing activities was the payment of cash dividends in the amount of $15.59 million for the quarter. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $69.43 million for the first three months of 2013.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.82% at March 31, 2013 and 13.67% at December 31, 2012, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.58% and 10.80%, respectively, at March 31, 2013, are also well above regulatory minimum requirements.

Total shareholders’ equity was $1.00 billion at March 31, 2013, which was relatively flat from December 31, 2012, increasing $8.00 million or less than 1%. United’s equity to assets ratio was 12.03% at March 31, 2013 as compared to 11.78% at December 31, 2012. The primary capital ratio, capital and reserves to total assets and reserves, was 12.83% at March 31, 2013 as compared to 12.57% at December 31, 2012. United’s average equity to average asset ratio was 12.10% for the first quarter of 2013 as compared to 11.60% the first quarter of 2012. All of these financial measurements reflect a financially sound position.

During the first quarter of 2013, United’s Board of Directors declared a cash dividend of $0.31 per share. Total cash dividends declared were $15.61 million for the first quarter of 2013 which was comparable to dividends declared of $15.57 million for the first quarter of 2012.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2013 and December 31, 2012:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	March 31, 2013	December 31, 2012
+200	7.46%	7.93%
+100	3.37%	3.67%
-100	0.73%	(0.60%)

At March 31, 2013, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.37% over one year as compared to an increase of 3.67% at December 31, 2012. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.46% over one year as of March 31, 2013, as compared to an increase of 7.93% as of December 31, 2012. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.73% over one year as of March 31, 2013 as compared to a decrease of 0.60%, over one year as of December 31, 2012. With the federal funds rate at 0.25% at March 31, 2013 and December 31, 2012, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At March 31, 2013, United’s mortgage related securities portfolio had an amortized cost of $167 million, of which approximately $34 million or 20% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 2.5 years and a weighted average yield of 6.55%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 3.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.8%, less than the price decline of a 3 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 17%.

United had approximately $27 million in 15-year mortgage backed securities with a projected yield of 4.80% and a projected average life of 2.6 years as of March 31, 2013. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7.8 years and a weighted average maturity (WAM) of 6.8 years.

United had approximately $4 million in 20-year mortgage backed securities with a projected yield of 4.85% and a projected average life of 2.8 years on March 31, 2013. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 10.1 years and a weighted average maturity (WAM) of 9.4 years.

United had approximately $5 million in 30-year mortgage backed securities with a projected yield of 6.74% and a projected average life of 3.7 years on March 31, 2013. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 14 years and a weighted average maturity (WAM) of 14.7 years.

The remaining 59% of the mortgage related securities portfolio at March 31, 2013, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2013 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. of West Virginia agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. As of March 31, 2013, the $3.3 million settlement amount was fully accrued by the Company.

In the normal course of business, United and its subsidiaries are currently involved in various legal proceedings. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2012 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sold during the quarter ended March 31, 2013 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2013	0	$00.00	0	322,200
2/01 – 2/28/2013	75	$25.68	0	322,200
3/01 – 3/31/2013	1,341	$25.96	0	322,200

Total	1,416	$25.95	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans and the payment of taxes associated with the vesting of restricted stock under United’s 2011 Long-Term Incentive Plan. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2013, the following shares were exchanged by participants in United’s 2011 Long-Term Incentive Plan: March 2013 – 1,341 shares at an average price of $25.96.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2013, the following shares were purchased for the deferred compensation plan: February 2013 – 75 shares at an average price of $25.68.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: May 9, 2013	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: May 9, 2013	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(a	)

3.1	Articles of Incorporation	(b	)

3.2	Bylaws	(c	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	74

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	75

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	76

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	77

101	Interactive data file (XBRL)	(d	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(d)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.